Form 10-Q
period 2015-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2015-05-08
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Class – Common Stock, $1.00 Par Value; 18,960,573 shares outstanding as of May 1, 2015

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended March 31, 2015

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$36,222	$39,450
Federal funds sold	169,422	196,873
Interest-bearing deposits in banks	1,380	1,337

Total cash and cash equivalents	207,024	237,660
Securities available for sale	351,454	326,117
Securities held to maturity	72,897	57,948
Loans held for sale	1,174	1,792
Loans held for investment, net of unearned income:
Covered under loss share agreements	112,724	122,240
Not covered under loss share agreements	1,558,310	1,567,176
Less allowance for loan losses	(20,252)	(20,227)

Loans held for investment, net	1,650,782	1,669,189
FDIC indemnification asset	26,053	27,900
Premises and equipment, net	54,955	55,844
Other real estate owned:
Covered under loss share agreements	5,834	6,324
Not covered under loss share agreements	7,032	6,638
Interest receivable	6,188	6,315
Goodwill	100,810	100,722
Other intangible assets	6,144	6,421
Other assets	95,497	105,066

Total assets	$2,585,844	$2,607,936

Liabilities
Deposits:
Noninterest-bearing	$433,422	$417,729
Interest-bearing	1,557,767	1,583,030

Total deposits	1,991,189	2,000,759
Interest, taxes, and other liabilities	24,203	26,062
Securities sold under agreements to repurchase	116,302	121,742
FHLB borrowings	90,000	90,000
Other borrowings	15,999	17,999

Total liabilities	2,237,693	2,256,562

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 0 and 15,151 shares outstanding at March 31, 2015, and December 31, 2014, respectively	—	15,151
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 and 20,499,683 shares issued at March 31, 2015, and December 31, 2014, respectively; 2,416,505 and 2,093,464 shares in treasury at March 31, 2015, and December 31, 2014, respectively	21,382	20,500
Additional paid-in capital	227,782	215,873
Retained earnings	144,656	141,206
Treasury stock, at cost	(41,078)	(35,751)
Accumulated other comprehensive loss	(4,591)	(5,605)

Total stockholders’ equity	348,151	351,374

Total liabilities and stockholders’ equity	$2,585,844	$2,607,936

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2015	2014
Interest income
Interest and fees on loans held for investment	$21,914	$22,834
Interest on securities — taxable	1,035	2,097
Interest on securities — nontaxable	1,016	1,122
Interest on deposits in banks	133	30

Total interest income	24,098	26,083
Interest expense
Interest on deposits	1,730	1,888
Interest on short-term borrowings	490	502
Interest on long-term debt	1,039	1,668

Total interest expense	3,259	4,058

Net interest income	20,839	22,025
Provision for loan losses	1,100	1,793

Net interest income after provision for loan losses	19,739	20,232
Noninterest income
Wealth management	666	1,008
Service charges on deposit accounts	2,903	3,070
Other service charges and fees	2,008	1,771
Insurance commissions	2,127	1,964
Impairment losses on securities	—	(264)
Portion of losses recognized in other comprehensive income	—	—

Net impairment losses recognized in earnings	—	(264)
Net (loss) gain on sale of securities	(23)	45
Net FDIC indemnification asset amortization	(1,565)	(1,134)
Other operating income	720	774

Total noninterest income	6,836	7,234
Noninterest expense
Salaries and employee benefits	9,693	9,905
Occupancy expense of bank premises	1,534	1,778
Furniture and equipment	1,237	1,194
Amortization of intangible assets	277	175
FDIC premiums and assessments	415	434
Merger, acquisition, and divestiture expense	86	—
Other operating expense	4,538	5,694

Total noninterest expense	17,780	19,180

Income before income taxes	8,795	8,286
Income tax expense	2,837	2,561

Net income	5,958	5,725
Dividends on preferred stock	105	228

Net income available to common shareholders	$5,853	$5,497

Basic earnings per common share	$0.31	$0.30
Diluted earnings per common share	0.31	0.29
Cash dividends per common share	0.13	0.12

Weighted average basic shares outstanding	18,633,574	18,423,123
Weighted average diluted shares outstanding	19,344,443	19,506,647

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2015	2014
Comprehensive Income
Net income	$5,958	$5,725
Other comprehensive income, before tax:
Available-for-sale securities:
Unrealized gains on securities available for sale with other-than-temporary impairment	—	482
Unrealized gains on securities available for sale without other-than-temporary impairment	1,617	5,706
Less: reclassification adjustment for losses (gains) realized in net income	23	(45)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	—	264

Unrealized gains on available-for-sale securities	1,640	6,407
Employee benefit plans:
Net actuarial (loss) gain on pension and other postretirement benefit plans	(98)	29
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	82	65

Unrealized (losses) gains on employee benefit plans	(16)	94

Other comprehensive income (loss), before tax	1,624	6,501
Income tax expense	(610)	(2,448)

Other comprehensive income, net of tax	1,014	4,053

Total comprehensive income	$6,972	$9,778

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	5,725	—	—	5,725
Other comprehensive income	—	—	—	—	—	4,053	4,053
Common dividends declared — $0.12 per share	—	—	—	(2,208)	—	—	(2,208)
Preferred dividends declared — $15.00 per share	—	—	—	(228)	—	—	(228)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	73	—	—	—	73
Common stock options exercised — 554 shares	—	—	—	—	9	—	9
Restricted stock awards — 1,761 shares	—	—	(2)	—	30	—	28
Purchase of treasury shares — 131,500 shares at $16.30 per share	—	—	—	—	(2,148)	—	(2,148)

Balance March 31, 2014	$15,151	$20,500	$215,827	$129,115	$(35,996)	$(10,687)	$333,910

Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	5,958	—	—	5,958
Other comprehensive income	—	—	—	—	—	1,014	1,014
Common dividends declared — $0.13 per share	—	—	—	(2,403)	—	—	(2,403)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	20	—	—	—	20
Common stock options exercised — 3,000 shares	—	—	(10)	—	51	—	41
Restricted stock awards — 6,594 shares	—	—	(1)	—	112	—	111
Issuance of treasury stock to 401(k) plan — 6,599 shares	—	—	(2)	—	112	—	110
Purchase of treasury shares — 339,234 shares at $16.47 per share	—	—	—	—	(5,602)	—	(5,602)

Balance March 31, 2015	$—	$21,382	$227,782	$144,656	$(41,078)	$(4,591)	$348,151

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands)	2015	2014
Operating activities
Net income	$5,958	$5,725
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,100	1,793
Depreciation and amortization of property, plant, and equipment	1,056	1,105
Amortization of premiums on investments, net	185	1,104
Amortization of FDIC indemnification asset, net	1,565	1,134
Amortization of intangible assets	277	175
Gain on sale of loans	(106)	(153)
Equity-based compensation expense	20	73
Restricted stock awards	111	28
Issuance of treasury stock to 401(k) plan	110	—
Gain on sale of property, plant, and equipment	—	(4)
Loss on sale of other real estate	232	1,292
Loss (gain) on sale of securities	23	(45)
Net impairment losses recognized in earnings	—	264
Proceeds from sale of mortgage loans	2,950	5,264
Origination of mortgage loans	(2,226)	(5,971)
Decrease in accrued interest receivable	127	1,262
Decrease (increase) in other operating activities	6,750	(16)

Net cash provided by operating activities	18,132	13,030
Investing activities
Proceeds from sale of securities available for sale	15	24,204
Proceeds from maturities, prepayments, and calls of securities available for sale	7,481	18,785
Payments to acquire securities available for sale	(31,384)	(2,082)
Payments to acquire securities held to maturity	(15,003)	(7,594)
Collections (originations) of loans, net	16,138	(25,705)
Proceeds from the redemption of FHLB stock, net	216	1,649
Net cash paid in mergers, acquisitions, and divestitures	(88)	—
Proceeds from the FDIC	688	1,143
Payments to acquire property, plant, and equipment	(264)	(204)
Proceeds from sale of property, plant, and equipment	1	176
Proceeds from sale of other real estate	987	1,632

Net cash (used in) provided by investing activities	(21,213)	12,004
Financing activities
Net increase in noninterest-bearing deposits	15,693	13,457
Net (decrease) increase in interest-bearing deposits	(25,263)	10,490
Net decrease in federal funds purchased	—	(16,000)
Repayments of securities sold under agreements to repurchase	(5,440)	(5,971)
Repayments of other borrowings	(2,000)	(1)
Redemption of preferred stock	(2,367)	—
Proceeds from stock options exercised	41	9
Excess tax benefit from equity-based compensation	5	1
Payments for repurchase of treasury stock	(5,602)	(2,148)
Payments of common dividends	(2,403)	(2,208)
Payments of preferred dividends	(219)	(228)

Net cash used in financing activities	(27,555)	(2,599)

Net (decrease) increase in cash and cash equivalents	(30,636)	22,435
Cash and cash equivalents at beginning of period	237,660	56,567

Cash and cash equivalents at end of period	$207,024	$79,002

Supplemental transactions — noncash items
Transfer of loans to other real estate	$1,154	$2,693
Loans originated to finance other real estate	31	—

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

First Community Bancshares, Inc. is a financial holding company that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution, and personal and commercial insurance products and services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. Unless the context suggests otherwise, the use of the term “Company” refers to First Community Bancshares, Inc. (“the Company”) and its subsidiaries as a consolidated entity. The Company operates in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. The Company’s executive office is located at One Community Place, Bluefield, Virginia. As of March 31, 2015, our operations were conducted through 63 locations in 4 states: Virginia, West Virginia, North Carolina, and Tennessee.

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

The condensed consolidated balance sheet as of December 31, 2014, has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (the “2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2015. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2014 Form 10-K.

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2014 Form 10-K. A discussion of the Company’s application of critical accounting estimates is included in “Critical Accounting Estimates” in Item 2 of this report.

Reclassifications and Corrections

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or cash flow.

Recent Accounting Pronouncements

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-2, “Consolidation (Topic 810): Amendments to the Consolidation Analysis,” which (1) modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities; (2) eliminates the presumption that a general partner should consolidate a limited partnership; (3) affects the consolidation analysis of reporting entities involved with VIEs that have fee arrangements and related party relationships and (4) provides a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. Upon adoption, ASU 2015-2 provides for transition through either a full retrospective approach or a modified retrospective approach, which requires restatement as of the beginning of the fiscal year of adoption through a cumulative-effect adjustment to retained earnings. ASU 2015-2 is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those annual periods with early adoption permitted. The Company is evaluating the impact the guidance is expected to have on the Company’s financial statements.

In January 2014, FASB issued ASU 2014-04, “Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The ASU clarifies when an in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a consumer mortgage loan. Specifically, the new ASU requires a creditor to reclassify a collateralized consumer mortgage loan to real estate property upon obtaining legal title to the real estate collateral, or the borrower voluntarily conveying all interest in the real estate property to the lender to satisfy the loan through a deed in lieu of foreclosure or similar legal agreement. Additional disclosures are required detailing the amount of foreclosed residential real estate property held by the creditor and the recorded investment in consumer mortgages collateralized by real estate property that are in the process of foreclosure. The new guidance is effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The adoption of this guidance did not have a material impact on the Company’s financial statements, but resulted in additional disclosures. See Note 4, “Credit Quality,” to the Condensed Consolidated Financial Statements of this report.

Acquisitions and Divestitures

On December 12, 2014, the Company completed the sale of thirteen branches to CresCom Bank (“CresCom”), Charleston, South Carolina. The divestiture consisted of ten branches in the Southeastern, Coastal region of North Carolina and three branches in South Carolina, all of which were previously acquired in the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”). At closing, CresCom assumed total deposits of $215.19 million and total loans of $70.04 million. The transaction excluded loans covered under FDIC loss share agreements. The Company recorded a net gain of $755 thousand in connection with the divestiture, which included a deposit premium received from CresCom of $6.45 million and goodwill allocation of $6.45 million.

On October 24, 2014, the Company completed the acquisition of seven branches from Bank of America, National Association. At acquisition, the branches had total deposits of $318.88 million. The Company assumed the deposits for a premium of $5.79 million. No loans were included in the purchase. Additionally, the Company purchased the real estate or assumed the leases associated with the branches. The acquisition expanded the Company’s presence by six branches in Southwestern Virginia and one branch in Central North Carolina.

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

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands, except share and per share data)
Net income	$5,958	$5,725
Dividends on preferred stock	105	228

Net income available to common shareholders	$5,853	$5,497

Weighted average number of common shares outstanding, basic	18,633,574	18,423,123
Dilutive effect of potential common shares from:
Stock options	21,159	22,636
Restricted stock	1,256	730
Convertible preferred stock	677,043	1,048,486
Contingently issuable shares	11,411	11,672

Weighted average number of common shares outstanding, diluted	19,344,443	19,506,647

Basic earnings per common share	$0.31	$0.30
Diluted earnings per common share	0.31	0.29

Antidilutive potential common shares:
Stock options	136,382	245,030

During the first quarter of 2015, the Company notified holders of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of its intent to redeem all of the outstanding shares. Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand. As a result of the redemption, there were no shares of Series A Preferred Stock outstanding as of March 31, 2015, compared to 15,151 shares as of December 31, 2014 and March 31, 2014.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$33,934	$39	$(731)	$33,242
Municipal securities	131,448	4,782	(582)	135,648
Single issue trust preferred securities	55,837	—	(8,749)	47,088
Corporate securities	31,370	214	(49)	31,535
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	98,829	618	(727)	98,720
Equity securities	222	6	(7)	221

Total	$356,640	$5,659	$(10,845)	$351,454

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$34,604	$11	$(1,017)	$33,598
Municipal securities	134,784	4,823	(692)	138,915
Single issue trust preferred securities	55,822	—	(9,685)	46,137
Corporate securities	5,000	109	—	5,109
Mortgage-backed Agency securities	102,506	470	(857)	102,119
Equity securities	226	19	(6)	239

Total	$332,942	$5,432	$(12,257)	$326,117

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$61,959	$300	$(4)	$62,255
Municipal securities	379	2	—	381
Corporate securities	10,559	92	—	10,651

Total	$72,897	$394	$(4)	$73,287

	December 31, 2014
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$46,987	$22	$(54)	$46,955
Municipal securities	379	7	—	386
Corporate securities	10,582	—	(34)	10,548

Total	$57,948	$29	$(88)	$57,889

The following table presents the amortized cost and fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of March 31, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$1,136	$1,143
Due after one year but within five years	31,823	31,908
Due after five years but within ten years	64,193	67,014
Due after ten years	155,437	147,448

	252,589	247,513
Mortgage-backed securities	98,829	98,720
Certificates of deposit	5,000	5,000
Equity securities	222	221

Total	$356,640	$351,454

Held-to-maturity securities
Due within one year	$190	$191
Due after one year but within five years	72,707	73,096
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$72,897	$73,287

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2015
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$26,048	$(731)	$26,048	$(731)
Municipal securities	13,115	(132)	10,493	(450)	23,608	(582)
Single issue trust preferred securities	10,760	(2,183)	36,328	(6,566)	47,088	(8,749)
Corporate securities	26,321	(49)	—	—	26,321	(49)
Mortgage-backed Agency securities	1,297	(4)	42,051	(723)	43,348	(727)
Equity securities	—	—	149	(7)	149	(7)

Total	$51,493	$(2,368)	$115,069	$(8,477)	$166,562	$(10,845)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$29,448	$(1,017)	$29,448	$(1,017)
Municipal securities	1,112	(8)	25,007	(684)	26,119	(692)
Single issue trust preferred securities	—	—	46,137	(9,685)	46,137	(9,685)
Mortgage-backed Agency securities	2,778	(3)	45,790	(854)	48,568	(857)
Equity securities	150	(6)	—	—	150	(6)

Total	$4,040	$(17)	$146,382	$(12,240)	$150,422	$(12,257)

The following tables present the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated.

	March 31, 2015
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$3,754	$(4)	$—	$—	$3,754	$(4)

Total	$3,754	$(4)	$—	$—	$3,754	$(4)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$28,188	$(54)	$—	$—	$28,188	$(54)
Corporate securities	10,548	(34)	—	—	10,548	(34)

Total	$38,736	$(88)	$—	$—	$38,736	$(88)

As of March 31, 2015, there were 92 individual securities in an unrealized loss position, and their combined depreciation in value represented 2.56% of the investment securities portfolio. As of December 31, 2014, there were 97 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.21% of the investment securities portfolio.

The following table presents the components of the Company’s net loss or gain from the sale of securities in the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Gross realized gains	$15	$223
Gross realized losses	(38)	(178)

Net (loss) gain on sale of securities	$(23)	$45

The carrying value of securities as security for various purposes was $261.07 million as of March 31, 2015, and $268.78 million as of December 31, 2014.

The Company reviews its investment portfolio quarterly for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. Temporary impairment on these securities is primarily related to changes in interest rates, certain disruptions in the credit markets, destabilization in the Eurozone, and other current economic factors. During the three months ended March 31, 2015, and March 31, 2014, the Company incurred no OTTI charges related to debt securities not beneficially owned.

Debt securities beneficially owned by the Company consist of corporate securities, certificates of deposit, and mortgage-backed securities (“MBSs”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. During the three months ended March 31, 2015, the Company incurred no credit-related OTTI charges related to debt securities beneficially owned. During the three months ended March 31, 2014, the Company incurred credit-related OTTI charges related to debt securities beneficially owned of $232 thousand that were associated with a non-Agency MBS that was sold in November 2014.

The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Beginning balance(1)	$—	$7,798
Additions for credit losses on securities previously recognized	—	232

Ending balance	$—	$8,030

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three months ended March 31, 2015, the Company incurred no OTTI charges related to equity holdings. During the three months ended March 31, 2014, the Company incurred OTTI charges related to certain equity holdings of $32 thousand.

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

	March 31, 2015		December 31, 2014
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$39,628	2.37%	$41,271	2.44%
Commercial and industrial	78,482	4.70%	83,099	4.92%
Multi-family residential	97,295	5.82%	97,480	5.77%
Single family non-owner occupied	137,436	8.22%	135,171	8.00%
Non-farm, non-residential	463,035	27.71%	473,906	28.05%
Agricultural	1,671	0.10%	1,599	0.09%
Farmland	28,644	1.71%	29,517	1.75%

Total commercial loans	846,191	50.63%	862,043	51.02%
Consumer real estate loans
Home equity lines	109,158	6.53%	110,957	6.57%
Single family owner occupied	491,317	29.40%	485,475	28.74%
Owner occupied construction	35,324	2.12%	32,799	1.94%

Total consumer real estate loans	635,799	38.05%	629,231	37.25%
Consumer and other loans
Consumer loans	69,084	4.13%	69,347	4.10%
Other	7,236	0.44%	6,555	0.39%

Total consumer and other loans	76,320	4.57%	75,902	4.49%

Total non-covered loans	1,558,310	93.25%	1,567,176	92.76%
Total covered loans	112,724	6.75%	122,240	7.24%

Total loans held for investment, net of unearned income	$1,671,034	100.00%	$1,689,416	100.00%

Loans held for sale	$1,174		$1,792

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	March 31,	December 31,
(Amounts in thousands)	2015	2014
Covered loans
Commercial loans
Construction, development, and other land	$10,410	$13,100
Commercial and industrial	2,371	2,662
Multi-family residential	678	1,584
Single family non-owner occupied	4,846	5,918
Non-farm, non-residential	24,672	25,317
Agricultural	42	43
Farmland	697	716

Total commercial loans	43,716	49,340
Consumer real estate loans
Home equity lines	57,415	60,391
Single family owner occupied	10,994	11,968
Owner occupied construction	512	453

Total consumer real estate loans	68,921	72,812
Consumer and other loans
Consumer loans	87	88

Total covered loans	$112,724	$122,240

Purchased Credit Impaired Loans

Certain purchased loans are identified as impaired when fair values are established at acquisition. These purchased credit impaired (“PCI”) loans are aggregated into loan pools that have common risk characteristics. The Company’s loan pools consist of Waccamaw commercial, Waccamaw lines of credit, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The Company closed the Waccamaw consumer loan pool during the first quarter of 2015 due to an insignificant remaining balance. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Carrying balance, January 1, 2014	$9,196	$70,584	$1,931	$81,711
Carrying balance, December 31, 2014	7,090	53,835	1,358	62,283
Unpaid principal balance, December 31, 2014	13,669	86,641	1,401	101,711

Carrying balance, January 1, 2015	$7,090	$53,835	$1,358	$62,283
Carrying balance, March 31, 2015	6,954	51,649	1,332	59,935
Unpaid principal balance, March 31, 2015	12,353	83,559	1,375	97,287

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Three months ended March 31, 2014
Balance, January 1, 2014	$5,294	$10,338	$8	$15,640
Additions	1	7	—	8
Accretion	(563)	(1,563)	(11)	(2,137)
Reclassifications from nonaccretable difference	337	8,977	11	9,325
Removal events	(112)	(167)	—	(279)

Ending balance	$4,957	$17,592	$8	$22,557

Three months ended March 31, 2015
Beginning balance	$4,745	$19,048	$—	$23,793
Additions	—	2	—	2
Accretion	(630)	(1,602)	—	(2,232)
Reclassifications from nonaccretable difference	1,106	2,445	—	3,551
Removal events	(735)	(439)	—	(1,174)

Ending balance	$4,486	$19,454	$—	$23,940

Deferred loan fees totaled $3.50 million as of March 31, 2015, and $3.39 million as of December 31, 2014. For information concerning unfunded loan commitments, see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

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

	March 31, 2015			December 31, 2014
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Single family non-owner occupied	$464	$464	$—	$466	$466	$—
Non-farm, non-residential	8,878	9,243	—	5,705	6,049	—
Consumer real estate loans
Single family owner occupied	3,658	3,964	—	3,397	3,494	—

Total impaired loans with no allowance	13,000	13,671	—	9,568	10,009	—
Impaired loans with a related allowance:
Commercial loans
Single family non-owner occupied	364	364	40	367	367	45
Non-farm, non-residential	4,002	4,013	1,198	3,772	3,772	1,000
Consumer real estate loans
Single family owner occupied	2,402	2,404	517	2,341	2,512	437

Total impaired loans with an allowance	6,768	6,781	1,755	6,480	6,651	1,482

Total impaired loans	$19,768	$20,452	$1,755	$16,048	$16,660	$1,482

The following tables present the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	For the Three Months Ended
	March 31, 2015		March 31, 2014
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$—	$—	$292	$12
Single family non-owner occupied	459	1	420	1
Non-farm, non-residential	8,792	163	5,918	36
Farmland	—	—	363	11
Consumer real estate loans
Home equity lines	—	—	265	2
Single family owner occupied	3,640	100	2,101	51

Total impaired loans with no allowance	12,891	264	9,359	113
Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	—	—	5,157	47
Multi-family residential	—	—	5,603	22
Single family non-owner occupied	361	2	372	1
Non-farm, non-residential	4,064	19	4,399	25
Consumer real estate loans
Home equity lines	—	—	229	1
Single family owner occupied	2,374	10	4,580	34

Total impaired loans with an allowance	6,799	31	20,340	130

Total impaired loans	$19,690	$295	$29,699	$243

The Company determined that two of the six open PCI loan pools were impaired as of March 31, 2015, compared to two of seven impaired pools as of December 31, 2014, and three of seven impaired pools as of March 31, 2014. The following tables present balance and interest income related to the impaired loan pools as of the dates, and in the periods, indicated:

	March 31, 2015	December 31, 2014
(Amounts in thousands)
Recorded investment	$3,640	$14,607
Unpaid principal balance	4,733	31,169
Allowance for loan losses	114	58

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Interest income recognized	$90	$782
Average recorded investment	3,895	49,276

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

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	March 31, 2015
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$37,686	$381	$1,561	$—	$—	$39,628
Commercial and industrial	76,535	592	1,355	—	—	78,482
Multi-family residential	89,366	6,977	952	—	—	97,295
Single family non-owner occupied	128,425	3,853	5,158	—	—	137,436
Non-farm, non-residential	433,629	11,988	17,418	—	—	463,035
Agricultural	1,666	—	5	—	—	1,671
Farmland	26,652	1,361	631	—	—	28,644
Consumer real estate loans
Home equity lines	105,913	1,531	1,714	—	—	109,158
Single family owner occupied	461,699	7,463	22,155	—	—	491,317
Owner occupied construction	35,077	—	247	—	—	35,324
Consumer and other loans
Consumer loans	68,348	467	269	—	—	69,084
Other	7,236	—	—	—	—	7,236

Total non-covered loans	1,472,232	34,613	51,465	—	—	1,558,310
Covered loans
Commercial loans
Construction, development, and other land	5,756	2,920	1,734	—	—	10,410
Commercial and industrial	2,272	82	17	—	—	2,371
Multi-family residential	490	—	188	—	—	678
Single family non-owner occupied	2,390	1,290	1,166	—	—	4,846
Non-farm, non-residential	12,476	4,153	8,043	—	—	24,672
Agricultural	42	—	—	—	—	42
Farmland	405	—	292	—	—	697
Consumer real estate loans
Home equity lines	20,385	36,143	887	—	—	57,415
Single family owner occupied	6,769	1,739	2,486	—	—	10,994
Owner occupied construction	190	219	103	—	—	512
Consumer and other loans
Consumer loans	87	—	—	—	—	87
Other	—	—	—	—	—	—

Total covered loans	51,262	46,546	14,916	—	—	112,724

Total loans	$1,523,494	$81,159	$66,381	$—	$—	$1,671,034

	December 31, 2014
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$38,858	$1,384	$1,029	$—	$—	$41,271
Commercial and industrial	81,196	616	1,287	—	—	83,099
Multi-family residential	89,503	7,007	970	—	—	97,480
Single family non-owner occupied	126,155	3,333	5,683	—	—	135,171
Non-farm, non-residential	441,385	13,028	19,493	—	—	473,906
Agricultural	1,589	—	10	—	—	1,599
Farmland	26,876	1,432	1,209	—	—	29,517
Consumer real estate loans
Home equity lines	107,688	1,606	1,663	—	—	110,957
Single family owner occupied	454,833	8,884	21,758	—	—	485,475
Owner occupied construction	32,551	—	248	—	—	32,799
Consumer and other loans
Consumer loans	68,592	520	235	—	—	69,347
Other	6,555	—	—	—	—	6,555

Total non-covered loans	1,475,781	37,810	53,585	—	—	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	7,598	3,227	2,275	—	—	13,100
Commercial and industrial	2,528	82	52	—	—	2,662
Multi-family residential	1,400	—	184	—	—	1,584
Single family non-owner occupied	2,703	2,059	1,156	—	—	5,918
Non-farm, non-residential	12,672	4,341	8,304	—	—	25,317
Agricultural	43	—	—	—	—	43
Farmland	420	—	296	—	—	716
Consumer real estate loans
Home equity lines	21,295	38,296	800	—	—	60,391
Single family owner occupied	7,094	2,040	2,834	—	—	11,968
Owner occupied construction	84	264	105	—	—	453
Consumer and other loans
Consumer loans	88	—	—	—	—	88
Other	—	—	—	—	—	—

Total covered loans	55,925	50,309	16,006	—	—	122,240

Total loans	$1,531,706	$88,119	$69,591	$—	$—	$1,689,416

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2015			December 31, 2014
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$—	$39	$39	$—	$18	$18
Commercial and industrial	124	—	124	123	34	157
Multi-family residential	346	—	346	245	—	245
Single family non-owner occupied	557	77	634	601	77	678
Non-farm, non-residential	6,064	1,560	7,624	2,334	1,317	3,651
Agricultural	—	—	—	4	—	4
Farmland	57	—	57	—	—	—
Consumer real estate loans
Home equity lines	794	493	1,287	792	204	996
Single family owner occupied	7,311	508	7,819	6,389	682	7,071
Owner occupied construction	—	103	103	—	106	106
Consumer and other loans
Consumer loans	134	—	134	68	—	68

Total nonaccrual loans	$15,387	$2,780	$18,167	$10,556	$2,438	$12,994

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered accruing loans contractually past due 90 days or more as of March 31, 2015, and no non-covered or covered accruing loans contractually past due 90 days or more as of December 31, 2014. Covered accruing loans contractually past due 90 days or more totaled $60 thousand as of March 31, 2015.

	March 31, 2015
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$21	$—	$—	$21	$39,607	$39,628
Commercial and industrial	278	192	105	575	77,907	78,482
Multi-family residential	283	—	109	392	96,903	97,295
Single family non-owner occupied	1,204	302	368	1,874	135,562	137,436
Non-farm, non-residential	1,200	3,830	2,289	7,319	455,716	463,035
Agricultural	5	—	—	5	1,666	1,671
Farmland	6	—	57	63	28,581	28,644
Consumer real estate loans
Home equity lines	784	28	524	1,336	107,822	109,158
Single family owner occupied	4,960	1,259	3,818	10,037	481,280	491,317
Owner occupied construction	—	353	—	353	34,971	35,324
Consumer and other loans
Consumer loans	379	85	39	503	68,581	69,084
Other	—	—	—	—	7,236	7,236

Total non-covered loans	9,120	6,049	7,309	22,478	1,535,832	1,558,310
Covered loans
Commercial loans
Construction, development, and other land	43	18	5	66	10,344	10,410
Commercial and industrial	179	95	—	274	2,097	2,371
Multi-family residential	—	—	—	—	678	678
Single family non-owner occupied	10	—	77	87	4,759	4,846
Non-farm, non-residential	46	45	1,488	1,579	23,093	24,672
Agricultural	—	—	—	—	42	42
Farmland	111	—	—	111	586	697
Consumer real estate loans
Home equity lines	317	279	177	773	56,642	57,415
Single family owner occupied	178	33	241	452	10,542	10,994
Owner occupied construction	—	—	—	—	512	512
Consumer and other loans
Consumer loans	—	—	—	—	87	87
Other	—	—	—	—	—	—

Total covered loans	884	470	1,988	3,342	109,382	112,724

Total loans	$10,004	$6,519	$9,297	$25,820	$1,645,214	$1,671,034

	December 31, 2014
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$39	$46	$—	$85	$41,186	$41,271
Commercial and industrial	285	6	103	394	82,705	83,099
Multi-family residential	81	110	—	191	97,289	97,480
Single family non-owner occupied	914	513	425	1,852	133,319	135,171
Non-farm, non-residential	1,075	783	1,984	3,842	470,064	473,906
Agricultural	—	—	4	4	1,595	1,599
Farmland	89	—	—	89	29,428	29,517
Consumer real estate loans
Home equity lines	492	103	571	1,166	109,791	110,957
Single family owner occupied	5,436	1,931	4,564	11,931	473,544	485,475
Owner occupied construction	—	—	—	—	32,799	32,799
Consumer and other loans
Consumer loans	544	84	26	654	68,693	69,347
Other	—	—	—	—	6,555	6,555

Total non-covered loans	8,955	3,576	7,677	20,208	1,546,968	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	120	17	—	137	12,963	13,100
Commercial and industrial	84	12	34	130	2,532	2,662
Multi-family residential	—	—	—	—	1,584	1,584
Single family non-owner occupied	122	—	77	199	5,719	5,918
Non-farm, non-residential	124	140	1,258	1,522	23,795	25,317
Agricultural	—	—	—	—	43	43
Farmland	3	—	—	3	713	716
Consumer real estate loans
Home equity lines	858	318	168	1,344	59,047	60,391
Single family owner occupied	134	34	415	583	11,385	11,968
Owner occupied construction	—	—	—	—	453	453
Consumer and other loans						—
Consumer loans	—	—	—	—	88	88
Other	—	—	—	—	—	—

Total covered loans	1,445	521	1,952	3,918	118,322	122,240

Total loans	$10,400	$4,097	$9,629	$24,126	$1,665,290	$1,689,416

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. All restructured loans to borrowers experiencing financial difficulty in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to troubled debt restructurings (“TDRs”) totaled $482 thousand as of March 31, 2015, and $475 thousand as of December 31, 2014. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The Company recognized interest income on TDRs of $148 thousand for the three months ended March 31, 2015, and $149 thousand for the three months ended March 31, 2014.

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of March 31, 2015, or December 31, 2014. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	March 31, 2015			December 31, 2014
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$—	$829	$829	$—	$1,088	$1,088
Non-farm, non-residential	83	4,704	4,787	83	4,743	4,826
Consumer real estate loans
Home equity lines	—	46	46	—	47	47
Single family owner occupied	623	8,199	8,822	471	8,412	8,883
Owner occupied construction	—	247	247	—	244	244

Total TDRs	$706	$14,025	$14,731	$554	$14,534	$15,088

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended March 31,
	2015			2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Single family owner occupied	—	$—	$—	—	$—	$—
Owner occupied construction	—	—	—	1	245	245

Total	—	—	—	1	245	245
Extended payment term
Single family non-owner occupied	—	—	—	1	303	303
Non-farm, non-residential	—	—	—	1	134	134

Total	—	—	—	2	437	437
Below market interest rate and extended payment term
Single family owner occupied	—	—	—	2	266	266

Total	—	$—	$—	5	$948	$948

There were no payment defaults during the three-month periods ended March 31, 2015 or March 31, 2014, related to loans modified as TDRs within the previous 12 months.

Other real estate owned (“OREO”) consists of properties acquired through foreclosure. The following table presents information related to OREO as of the dates indicated:

	March 31, 2015	December 31, 2014
(Amounts in thousands)
Non-covered OREO	$7,032	$6,638
Covered OREO	5,834	6,324

Total OREO	12,866	12,962

OREO secured by residential real estate	$4,562	$6,155
Residential real estate loans in the foreclosure process(1)	5,007	4,561

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

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

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company aggregates PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Waccamaw serviced home equity lines, Waccamaw residential, Waccamaw consumer, Peoples commercial, and Peoples residential. The Company closed the Waccamaw consumer loan pool during the first quarter of 2015 due to an insignificant remaining balance. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of March 31, 2015, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following table presents the aggregate activity in the allowance for loan losses in the periods indicated:

	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Three months ended March 31, 2014
Beginning balance	$23,322	$755	$24,077
Provision for (recovery of) loan losses	1,852	(262)	1,590
Benefit attributable to the FDIC indemnification asset	—	203	203

Provision for (recovery of) loan losses charged to operations	1,852	(59)	1,793
Recovery of loan losses recorded through the FDIC indemnification asset	—	(203)	(203)
Charge-offs	(2,216)	—	(2,216)
Recoveries	347	—	347

Net charge-offs	(1,869)	—	(1,869)

Ending balance	$23,305	$493	$23,798

Three months ended March 31, 2015
Beginning balance	$20,169	$58	$20,227
Provision for loan losses	1,090	56	1,146
Benefit attributable to the FDICindemnification asset	—	(46)	(46)

Provision for loan losses charged to operations	1,090	10	1,100
Provision for loan losses recorded through the FDIC indemnification asset	—	46	46
Charge-offs	(1,578)	—	(1,578)
Recoveries	457	—	457

Net charge-offs	(1,121)	—	(1,121)

Ending balance	$20,138	$114	$20,252

The following table presents the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Three months ended March 31, 2014
Beginning balance	$16,090	$6,597	$635	$23,322
Provision for loan losses charged to operations	1,218	485	149	1,852
Loans charged off	(1,051)	(710)	(455)	(2,216)
Recoveries credited to allowance	82	21	244	347

Net charge-offs	(969)	(689)	(211)	(1,869)

Ending balance	$16,339	$6,393	$573	$23,305

Three months ended March 31, 2015
Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	650	215	225	1,090
Loans charged off	(681)	(402)	(495)	(1,578)
Recoveries credited to allowance	75	144	238	457

Net chargeoffs	(606)	(258)	(257)	(1,121)

Ending balance	$13,054	$6,446	$638	$20,138

The following table presents the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Three months ended March 31, 2014
Beginning balance	$77	$678	$—	$755
Purchased impaired recovery	(69)	(193)	—	(262)
Benefit attributable to FDIC indemnification asset	55	148	—	203

Recovery of loan losses charged to operations	(14)	(45)	—	(59)
Recovery of loan losses recorded through the FDIC indemnification asset	(55)	(148)	—	(203)

Ending balance	$8	$485	$—	$493

Three months ended March 31, 2015
Beginning balance	$37	$21	$—	$58
Purchased impaired (recovery) provision	(37)	93	—	56
Benefit attributable to FDIC indemnification asset	29	(75)	—	(46)

(Recovery of) provision for loan losses charged to operations	(8)	18	—	10
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	75	—	46

Ending balance	$—	$114	$—	$114

The following tables present the Company’s allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	March 31, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$47,281	$1,253
Commercial and industrial	—	—	80,480	541
Multi-family residential	—	—	97,803	1,772
Single family non-owner occupied	828	40	136,621	3,103
Non-farm, non-residential	12,881	1,198	460,597	4,949
Agricultural	—	—	1,713	13
Farmland	—	—	29,341	185

Total commercial loans	13,709	1,238	853,836	11,816
Consumer real estate loans
Home equity lines	—	—	131,002	1,290
Single family owner occupied	6,060	517	494,584	4,404
Owner occupied construction	—	—	35,503	235

Total consumer real estate loans	6,060	517	661,089	5,929
Consumer and other loans
Consumer loans	—	—	69,169	638
Other	—	—	7,236	—

Total consumer and other loans	—	—	76,405	638

Total loans, excluding PCI loans	$19,769	$1,755	$1,591,330	$18,383

	December 31, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$51,608	$1,151
Commercial and industrial	—	—	85,353	690
Multi-family residential	—	—	98,880	1,917
Single family non-owner occupied	833	45	135,223	3,183
Non-farm, non-residential	9,477	1,000	475,353	4,805
Agricultural	—	—	1,642	13
Farmland	—	—	30,233	206

Total commercial loans	10,310	1,045	878,292	11,965
Consumer real estate loans
Home equity lines	—	—	134,006	1,330
Single family owner occupied	5,738	437	489,820	4,498
Owner occupied construction	—	—	32,983	224

Total consumer real estate loans	5,738	437	656,809	6,052
Consumer and other loans
Consumer loans	—	—	69,429	670
Other	—	—	6,555	—

Total consumer and other loans	—	—	75,984	670

Total loans, excluding PCI loans	$16,048	$1,482	$1,611,085	$18,687

The following table presents the Company’s allowance for loan losses related to PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	March 31, 2015		December 31, 2014
(Amounts in thousands)	Loan Pools	Allowance for Loan Pools With Impairment	Loan Pools	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$13,210	$—	$13,392	$37
Waccamaw lines of credit	429	—	461	—
Peoples commercial	5,753	—	5,875	—
Other	1,332	—	1,358	—

Total commercial loans	20,724	—	21,086	37
Consumer real estate loans
Waccamaw serviced home equity lines	35,571	—	37,342	—
Waccamaw residential	2,439	94	2,638	—
Peoples residential	1,201	20	1,215	21

Total consumer real estate loans	39,211	114	41,195	21
Consumer and other loans
Waccamaw consumer	—	—	2	—

Total loans	$59,935	$114	$62,283	$58

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

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Beginning balance	$27,900	$34,691
Increase (decrease) in estimated losses on covered loans	46	(203)
Increase in estimated losses on covered OREO	69	149
Reimbursable expenses from the FDIC	291	150
Net amortization	(1,565)	(1,134)
Reimbursements from the FDIC	(688)	(1,143)

Ending balance	$26,053	$32,510

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2015	December 31, 2014
(Amounts in thousands)
Noninterest-bearing demand deposits	$433,422	$417,729
Interest-bearing deposits:
Interest-bearing demand deposits	341,300	353,874
Money market accounts	220,304	225,196
Savings deposits	313,285	300,282
Certificates of deposit	538,272	557,352
Individual retirement accounts	144,606	146,326

Total interest-bearing deposits	1,557,767	1,583,030

Total deposits	$1,991,189	$2,000,759

Note 8. Borrowings

The following table presents the composition of borrowings as of the dates indicated:

	March 31, 2015	December 31, 2014
(Amounts in thousands)
Securities sold under agreements to repurchase:
Retail	$66,302	$71,742
Wholesale	50,000	50,000

Total securities sold under agreements to repurchase	116,302	121,742
FHLB borrowings	90,000	90,000
Subordinated debt	15,464	15,464
Other debt	535	2,535

Total borrowings	$222,301	$229,741

Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBS. There were no federal funds purchased as of March 31, 2015, or December 31, 2014. The weighted average rate of federal funds purchased was 0.34% as of December 31, 2014. The weighted average rate of retail repurchase agreements was 0.12% as of March 31, 2015, and 0.13% as of December 31, 2014.

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The weighted average contractual rate of wholesale repurchase agreements was 3.71% as of March 31, 2015, and December 31, 2014. The weighted average contractual rate of FHLB borrowings was 4.07% as of March 31, 2015, and December 31, 2014. The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of March 31, 2015:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2015	$—	$—	$—
2016	25,000	—	25,000
2017	—	40,000	40,000
2018	—	—	—
2019	25,000	—	25,000
2020 and thereafter	—	50,000	50,000

	$50,000	$90,000	$140,000

Weighted average maturity (in years)	2.83	4.14	3.67

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

The Company is required to pledge qualifying collateral to secure FHLB advances and letters of credit. As of March 31, 2015, the Company provided for two FHLB letters of credit to collateralize public unit deposits totaling $6.18 million. FHLB borrowings were secured by qualifying loans that totaled $991 thousand as of March 31, 2015, and $981 thousand as of December 31, 2014. Unused borrowing capacity with the FHLB, net of FHLB letters of credit, totaled $420.81 million as of March 31, 2015.

Subordinated debt consists of Company-issued junior subordinated debentures (“Debentures”). The Company-issued Debentures totaling $15.46 million to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of March 31, 2015, and December 31, 2014.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2015. As of March 31, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

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

As of March 31, 2015, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The Company entered into a fourteen-year, $1.20 million notional interest rate swap agreement in March 2015, a fifteen-year, $4.37 million notional interest rate swap agreement in February 2014, and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The loan hedged by the October 2013 swap paid off in 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of March 31, 2015.

The following table presents the aggregate contractual or notional amounts of the Company’s derivative instruments as of the dates indicated:

	March 31, 2015	December 31, 2014	March 31, 2014
(Amounts in thousands)	Notional or Contractual Amount	Notional or Contractual Amount	Notional or Contractual Amount
Derivatives designated as hedges:
Interest rate swaps	$5,604	$4,363	$7,872
Derivatives not designated as hedges:
IRLCs	4,777	1,391	2,039
Forward sale loan commitments	5,951	3,183	3,782

Total derivatives not designated as hedges	10,728	4,574	5,821

Total derivatives	$16,332	$8,937	$13,693

The following table presents the fair values of the Company’s derivative instruments as of the dates indicated:

	March 31, 2015		December 31, 2014		March 31, 2014
(Amounts in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$318	$—	$209	$—	$59
Derivatives not designated as hedges:
IRLCs	21	—	5	—	—	7
Forward sale loan commitments	—	21	—	5	7	—

Total derivatives not designated as hedges	21	21	5	5	7	7

Total derivatives	$21	$339	$5	$214	$7	$66

The Company’s derivative and hedging activity had no effect on the statement of income for the three months ended March 31, 2015 or 2014.

Note 10. Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Service cost	$33	$26
Interest cost	70	73
Amortization of losses	2	—
Amortization of prior service cost	47	47

Net periodic cost	$152	$146

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Service cost	$12	$5
Interest cost	13	12
Amortization of losses	15	—
Amortization of prior service cost	18	18

Net periodic cost	$58	$35

Note 11. Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Three months ended March 31, 2014
Beginning balance	$(13,640)	$(1,100)	$(14,740)
Other comprehensive (loss) gain before reclassifications	4,132	98	4,230
Reclassified from AOCI	(137)	(40)	(177)

Net comprehensive gain	3,995	58	4,053

Ending balance	$(9,645)	$(1,042)	$(10,687)

Three months ended March 31, 2015
Beginning balance	$(4,266)	$(1,339)	$(5,605)
Other comprehensive gain before reclassifications	1,039	40	1,079
Reclassified from AOCI	(14)	(51)	(65)

Net comprehensive gain (loss)	1,025	(11)	1,014

Ending balance	$(3,241)	$(1,350)	$(4,591)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2015	2014	Line Item Affected
Available-for-sale securities
(Losses) gains realized in net income	$(23)	$45	Net (loss) gain on sale of securities
Credit-related OTTI recognized in net income	—	(264)	Net impairment losses recognized in earnings

	(23)	(219)	Income before income taxes
Income tax effect	(9)	(82)	Income tax expense

	(14)	(137)	Net income
Employee benefit plans
Amortization of prior service cost	(65)	(65)	(1)
Amortization of losses	(17)	—	(1)

	(82)	(65)	Income before income taxes
Income tax effect	(31)	(25)	Income tax expense

	(51)	(40)	Net income

Reclassified from AOCI, net of tax	$(65)	$(177)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current, or pricing variations are significant. For Level 3 securities, the Company obtains the cash flow of specific securities from third parties that use modeling software to determine cash flows based on market participant data and knowledge of the structures of each individual security. The fair values of Level 3 securities are determined by applying proper market observable discount rates to the cash flow derived from third-party models. Discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity, which are based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Securities with increased uncertainty about the receipt of cash flows are discounted at higher rates due to the addition of a deal-specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of the specific markets and the general economic indicators.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$33,242	$—	$33,242	$—
Municipal securities	135,648	—	135,648	—
Single issue trust preferred securities	47,088	—	47,088	—
Corporate securities	31,535	—	31,535	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	98,720	—	98,720	—
Equity securities	221	203	18	—

Total available-for-sale securities	$351,454	$203	$351,251	$—

Fair value loans	$5,009	$—	$5,009	$—

Deferred compensation assets	$3,480	$3,480	$—	$—

Derivative assets
IRLCs	$21	$—	$21	$—

Total derivative assets	$21	$—	$21	$—

Deferred compensation liabilities	$3,480	$3,480	$—	$—

Derivative liabilities
Interest rate swaps	$318	$—	$318	$—
Forward sale loan commitments	21	—	21	—

Total derivative liabilities	$339	$—	$339	$—

	December 31, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$33,598	$—	$33,598	$—
Municipal securities	138,915	—	138,915	—
Single issue trust preferred securities	46,137	—	46,137	—
Corporate securities	5,109	—	5,109	—
Agency MBS	102,119	—	102,119	—
Equity securities	239	221	18	—

Total available-for-sale securities	$326,117	$221	$325,896	$—

Fair value loans	$3,406	$—	$3,406	$—

Deferred compensation assets	$3,380	$3,380	$—	$—

Derivative assets
IRLCs	$5	$—	$5	$—

Total derivative assets	$5	$—	$5	$—

Deferred compensation liabilities	$3,380	$3,380	$—	$—

Derivative liabilities
Interest rate swaps	$209	$—	$209	$—
Forward sale loan commitments	5	—	5	—

Total derivative liabilities	$214	$—	$214	$—

There were no changes in valuation techniques during the three months ended March 31, 2015 or 2014. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2015 or 2014.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	March 31, 2015
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$3,054	—	—	$3,054
OREO, not covered by loss share agreements	1,505	—	—	1,505
OREO, covered by loss share agreements	974	—	—	974

	December 31, 2014
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$6,480	—	—	$6,480
OREO, not covered by loss share agreements	5,462	—	—	5,462
OREO, covered by loss share agreements	5,247	—	—	5,247

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Range (Weighted Average)
	Technique	Input	March 31, 2015	December 31, 2014
Impaired loans	Discounted appraisals(1)	Appraisal adjustments(2)	8% to 69% (21%)	1% to 33% (22%)
OREO, not covered	Discounted appraisals(1)	Appraisal adjustments(2)	10% to 60% (17%)	10% to 47% (26%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	2% to 43% (33%)	10% to 52% (44%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. The Company believes it is not feasible or practical to accurately disclose the fair values of off-balance sheet instruments due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures. For additional information regarding the unfunded, contractual value of off-balance sheet financial instruments, see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2015
(Amounts in thousands)	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$207,024	$207,024	$207,024	$—	$—
Available-for-sale securities	351,454	351,454	203	351,251	—
Held-to-maturity securities	72,897	73,287	—	73,287	—
Loans held for sale	1,174	1,174	—	1,174	—
Loans held for investment less allowance	1,650,782	1,692,816	—	5,009	1,687,807
FDIC indemnification asset	26,053	16,470	—	—	16,470
Accrued interest receivable	6,188	6,188	—	6,188	—
Derivative financial assets	21	21	—	21	—
Deferred compensation assets	3,480	3,480	3,480	—	—
Liabilities
Demand deposits	$433,422	$433,422	$—	$433,422	$—
Interest-bearing demand deposits	341,300	341,300	—	341,300	—
Savings deposits	533,589	533,589	—	533,589	—
Time deposits	682,878	684,249	—	684,249	—
Securities sold under agreements to repurchase	116,302	118,070	—	118,070	—
Accrued interest payable	6,188	6,188	—	6,188	—
FHLB and other borrowings	105,999	114,819	—	114,819	—
Derivative financial liabilities	339	339	—	339	—
Deferred compensation liabilities	3,480	3,480	3,480	—	—

	December 31, 2014
(Amounts in thousands)	Carrying Amount	Fair Value	Fair Value Measurements Using
			Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$237,660	$237,660	$237,660	$—	$—
Available-for-sale securities	326,117	326,117	221	325,896	—
Held-to-maturity securities	57,948	57,889	—	57,889	—
Loans held for sale	1,792	1,790	—	1,790	—
Loans held for investment less allowance	1,669,189	1,738,553	—	3,406	1,735,147
FDIC indemnification asset	27,900	18,040	—	—	18,040
Accrued interest receivable	6,315	6,315	—	6,315	—
Derivative financial assets	5	5	—	5	—
Deferred compensation assets	3,380	3,380	3,380	—	—
Liabilities
Demand deposits	$417,729	$417,729	$—	$417,729	$—
Interest-bearing demand deposits	353,874	353,874	—	353,874	—
Savings deposits	525,478	525,478	—	525,478	—
Time deposits	703,678	704,590	—	704,590	—
Securities sold under agreements to repurchase	121,742	123,114	—	123,114	—
Accrued interest payable	1,668	1,668	—	1,668	—
FHLB and other borrowings	107,999	116,599	—	116,599	—
Derivative financial liabilities	214	214	—	214	—
Deferred compensation liabilities	3,380	3,380	3,380	—	—

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	March 31, 2015	December 31, 2014
(Amounts in thousands)
Commitments to extend credit	$203,658	$236,471
Commitments related to secondary market mortgage loans	4,777	1,391
Standby letters of credit and financial guarantees	3,073	3,581

Total off-balance sheet risk	$211,508	$241,443

Reserve for unfunded commitments	$326	$326

The Company provided for letters of credit with the FHLB totaling $6.18 million as of March 31, 2015, and December 31, 2014. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

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

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this Quarterly Report on Form 10-Q and our 2014 Annual Report on Form 10-K (the “2014 Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

We may make forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to our shareholders, and other communications that we make in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

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

We caution that the foregoing list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we filed with the SEC. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect changes. All forward-looking statements attributable to our Company are expressly qualified by these cautionary statements. See Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of our 2014 Form 10-K.

Company Overview

First Community Bancshares, Inc. (“the Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates fifty-three banking locations under the name First Community Bank in West Virginia, Virginia, and North Carolina and under the trade name People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $713 million as of March 31, 2015. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, which operates eleven locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.59 billion as of March 31, 2015. Our Common Stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of these estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments are based on historical experience and other factors including expectations of future events believed to be reasonable under the circumstances that are periodically evaluated. These estimates are generally necessary when assets and liabilities are required to be recorded at estimated fair value, a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or establishment of a valuation reserve, or an asset or liability needs to be recorded based upon the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or, when available, are provided by third-party sources. When third-party information is not available, valuation adjustments are estimated by management primarily through the use of financial modeling techniques and appraisal estimates. Our accounting policies are fundamental in understanding MD&A and the disclosures presented in the notes to consolidated statements. Our critical accounting estimates are described in detail in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2014 Form 10-K.

Performance Overview

Highlights of our results of operations for the quarter ended March 31, 2015, and financial condition as of March 31, 2015, include the following:

•	Diluted earnings per common share of $0.31 for the first quarter of 2015 represents an increase of 6.90% from $0.29 reported for the first quarter of 2014.

•	The Company announced its intent to redeem all outstanding shares of its convertible preferred stock during the first quarter of 2015, resulting in the conversion of 12,784 preferred shares into common stock and the redemption of 2,367 preferred shares for $2.37 million.

•	The Company repurchased 339,234 common shares during the first quarter of 2015.

•	Asset quality metrics continue to be favorable as non-covered nonaccrual loans decreased $5.52 million, or 26.41% in the first quarter of 2015 compared to the same quarter of 2014.

•	Net charge-offs decreased $748 thousand, or 40.02%, and the ratio of annualized net charge-offs to average non-covered loans improved 19 basis points to 0.29% for the first quarter of 2015 compared to the same quarter of 2014.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase (Decrease)	% Change
	2015	2014
(Amounts in thousands, except per share data)
Net income	$5,958	$5,725	$233	4.07%
Net income available to common shareholders	5,853	5,497	356	6.48%
Basic earnings per common share	0.31	0.30	0.01	3.33%
Diluted earings per common share	0.31	0.29	0.02	6.90%
Return on average assets	0.91%	0.86%	0.05%	6.02%
Return on average common equity	6.72%	7.02%	-0.30%	-4.31%

Three-Month Comparison. Net income increased in the first quarter of 2015 compared to the same quarter of the prior year primarily due to a $1.40 million decrease in noninterest expense and $693 thousand decrease in the provision for loan losses, offset by a $1.19 million decrease in net interest income and $398 thousand decrease in noninterest income.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 75.30% of total net interest and noninterest income in the first quarter of 2015 compared to 75.28% in the same quarter of 2014. For the following discussion, net interest income is presented on a tax equivalent basis to provide a comparison among all types of interest earning assets. The tax equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although non-GAAP, management believes this financial measure is more widely used in the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. We use this non-GAAP financial measure to monitor net interest income performance and manage the composition of our balance sheet.

The following table presents our average consolidated balance sheets in the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
(Amounts in thousands)
Assets
Earning assets
Loans(2)	$1,678,118	$21,954	5.31%	$1,717,908	$22,893	5.40%
Securities available-for-sale	331,044	2,413	2.96%	499,851	3,808	3.09%
Securities held-to-maturity	65,923	186	1.14%	1,367	15	4.45%
Interest-bearing deposits	208,867	133	0.26%	26,395	30	0.46%

Total earning assets	2,283,952	24,686	4.38%	2,245,521	26,746	4.83%
Other assets	318,856			346,019

Total assets	$2,602,808			$2,591,540

Liabilities
Interest-bearing deposits
Demand deposits	$351,742	$52	0.06%	$370,021	$54	0.06%
Savings deposits	526,697	105	0.08%	530,031	137	0.10%
Time deposits	698,030	1,573	0.91%	714,402	1,697	0.96%

Total interest-bearing deposits	1,576,469	1,730	0.45%	1,614,454	1,888	0.47%
Borrowings
Federal funds purchased	—	—	—	3,547	3	0.34%
Retail repurchase agreements	67,853	20	0.12%	67,356	26	0.16%
Wholesale repurchase agreements	50,000	463	3.76%	50,000	463	3.76%
FHLB advances and other borrowings	106,621	1,046	3.98%	166,087	1,678	4.10%

Total borrowings	224,474	1,529	2.76%	286,990	2,170	3.07%

Total interest-bearing liabilities	1,800,943	3,259	0.73%	1,901,444	4,058	0.87%

Noninterest-bearing demand deposits	427,313			336,573
Other liabilities	21,329			20,918

Total liabilities	2,249,585			2,258,935
Stockholders’ equity	353,223			332,605

Total liabilities and stockholders’ equity	$2,602,808			$2,591,540

Net interest income, tax equivalent		$21,427			$22,688

Net interest rate spread(3)			3.65%			3.96%

Net interest margin(4)			3.80%			4.10%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

The following table presents the impact on tax equivalent net interest income resulting from changes in volume, the average volume times the prior year’s average rate; rate, the average rate times the prior year’s average volume; and rate/volume, the average volume column times the change in average rate, in the periods indicated:

	Three Months Ended March 31, 2015 Compared to 2014 Dollar Increase (Decrease) due to
	Volume	Rate	Rate/ Volume	Total
(Amounts in thousands)
Interest earned on:
Loans (FTE)	$(530)	$(418)	$9	$(939)
Securities available-for-sale (FTE)	(1,286)	(165)	56	(1,395)
Securities held-to-maturity (FTE)	708	(11)	(526)	171
Interest-bearing deposits with other banks	207	(13)	(91)	103

Total interest earning assets	(901)	(607)	(552)	(2,060)

Interest paid on:
Demand deposits	(3)	1	—	(2)
Savings deposits	(1)	(31)	—	(32)
Time deposits	(39)	(87)	2	(124)
Federal funds purchased	(3)	—	—	(3)
Retail repurchase agreements	—	(6)	—	(6)
Wholesale repurchase agreements	—	—	—	—
FHLB advances and other borrowings	(601)	(49)	18	(632)

Total interest-bearing liabilities	(647)	(172)	20	(799)

Change in net interest income, tax equivalent	$(254)	$(435)	$(572)	$(1,261)

The following table reconciles the differences between net interest income under GAAP and net interest income on a tax equivalent basis in the periods indicated:

	Three Months Ended March 31,
	2015	2014
(Amounts in thousands)
Net interest income, GAAP basis	$20,839	$22,025
Tax equivalent adjustment(1)	588	663

Net interest income, tax equivalent	$21,427	$22,688

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.

Interest and yield on loans include accretion income from acquired loan portfolios. The following table presents net interest margin and related average balance sheet information excluding the impact of non-cash purchase accounting accretion in the periods indicated:

	Three Months Ended March 31,
	2015		2014
(Amounts in thousands)	Interest(1)	Average Yield/Rate(1)	Interest(1)	Average Yield/Rate(1)
Earning assets
Loans(2)	$21,954	5.31%	$22,893	5.40%
Accretion income	2,839		3,122
Less: cash accretion income	1,096		600

Non-cash accretion income	1,743		2,522

Loans, excluding non-cash accretion	20,211	4.88%	20,371	4.81%
Other earning assets	2,732	1.83%	3,853	2.96%

Total earning assets	22,943	4.07%	24,224	4.38%
Total interest-bearing liabilities	3,259	0.73%	4,058	0.87%

Net interest income, tax equivalent	$19,684		$20,166

Net interest rate spread(3), less non-cash accretion		3.34%		3.51%

Net interest margin(4), less non-cash accretion		3.50%		3.64%

(1)	Fully taxable equivalent at the rate of 35% (“FTE”). The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35% for each period presented. The Company believes this measure to be the preferred industry measurement of net interest income and provides relevant comparison between taxable and nontaxable amounts.
(2)	Nonaccrual loans are included in average balances outstanding but with no related interest income during the period of nonaccrual.
(3)	Represents the difference between the yield on earning assets and cost of funds.
(4)	Represents tax equivalent net interest income divided by average earning assets.

Three-Month Comparison. Net interest income under GAAP decreased $1.19 million, or 5.38%, and tax equivalent net interest income decreased $1.26 million, or 5.56%, in the first quarter of 2015 compared to the same quarter of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 31 basis point decrease in the net interest rate spread and a 30 basis point decrease in the net interest margin.

Loan interest accretion totaled $2.84 million in the first quarter of 2015, of which $1.10 million was received in cash, compared to $3.12 million in the same quarter of the prior year, of which $600 thousand was received in cash. Excluding non-cash accretion income, the yield on loans increased 7 basis points, compared to a decrease of 9 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 14 basis points compared to a decrease of 30 basis points under GAAP. We expect the purchase accounting interest accretion to continue to decline in future periods due to acquired portfolio attrition.

Average earning assets increased $38.43 million, or 1.71%, in the first quarter of 2015 compared to the same quarter of the prior year primarily due to increases in interest-bearing deposits held with other financial institutions and securities held to maturity. The yield on earning assets decreased 45 basis points, which was largely due to a decrease in the average balance of available-for-sale securities and a decrease in the yield on held-to-maturity securities. During the first quarter of 2015, we continued purchasing low-yield, short-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

As of March 31, 2015, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities decreased $100.50 million, or 5.29%, in the first quarter of 2015 compared to the same quarter of the prior year, primarily due to the prepayment of FHLB advances during the prior year and the decline in average interest-bearing demand and time deposit balances. The yield on interest-bearing liabilities decreased 14 basis points, which was largely due to a 31 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $37.99 million, or 2.35%, which was driven by an $18.28 million, or 4.94%, decrease in interest-bearing demand deposits, a $16.37 million, or 2.29%, decrease in average time deposits, and a $3.33 million, or 0.63%, decrease in savings deposits, which include money market and savings accounts. Average borrowings decreased $62.52 million, or 21.78%, which was driven by a $59.47 million, or 35.80%, decrease in FHLB and other borrowings. During 2014, we prepaid $60.00 million of term FHLB advances with a weighted average rate of 4.20%.

Provision for Loan Losses

Three-Month Comparison. The provision for loan losses is added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations decreased $693 thousand to $1.10 million in the first quarter of 2015 compared to the same quarter of the prior year. The decrease was due to a decrease in specific reserves on loans identified as impaired, lower average loss rates, and lower net charge-offs. The provision attributed to the PCI loan portfolio was $56 thousand in the first quarter of 2015, of which $46 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $10 thousand was charged to operations. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 24.70% of total net interest and noninterest income in the first quarter of 2015 compared to 24.72% in the same quarter of the prior year.

The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended March 31,		Three Months Ended
			Increase (Decrease)	% Change
	2015	2014
(Amounts in thousands)
Wealth management	$666	$1,008	$(342)	-33.93%
Service charges on deposit accounts	2,903	3,070	(167)	-5.44%
Other service charges and fees	2,008	1,771	237	13.38%
Insurance commissions	2,127	1,964	163	8.30%
Net impairment loss	—	(264)	264	-100.00%
Net (loss) gain on sale of securities	(23)	45	(68)	-151.11%
Net FDIC indemnification asset amortization	(1,565)	(1,134)	(431)	38.01%
Other operating income	720	774	(54)	-6.98%

Noninterest income	$6,836	$7,234	$(398)	-5.50%

Three-Month Comparison. Noninterest income decreased $398 thousand, or 5.50%, in the first quarter of 2015 compared to the same quarter of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased as a result of higher estate settlement fees earned in the same quarter of the prior year. Service charges on deposit accounts and other charges and fees increased primarily from an increase in monthly service charges on checking accounts and debit card income, offset by a decrease in insufficient fee income. Insurance commissions increased largely due to an increase in contingency profit-sharing revenue income. In the first quarter of 2015, we realized a net loss of $23 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $1.57 million as a result of improved loss estimates in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to a $55 thousand decrease in income from bank owned life insurance policies.

Excluding the impact from OTTI charges, the sale of securities, and the net amortization on the FDIC indemnification asset, noninterest income decreased $163 thousand, or 1.90%, to $8.42 million in the first quarter of 2015, compared with $8.59 million in the same quarter of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended March 31,		Three Months Ended
			Increase (Decrease)	% Change
	2015	2014
(Amounts in thousands)
Salaries and employee benefits	$9,693	$9,905	$(212)	-2.14%
Occupancy of bank premises	1,534	1,778	(244)	-13.72%
Furniture and equipment	1,237	1,194	43	3.60%
Amortization of intangible assets	277	175	102	58.29%
FDIC premiums and assessments	415	434	(19)	-4.38%
Merger, acquisition, and divestiture	86	—	86	—
Other operating expense	4,538	5,694	(1,156)	-20.30%

Total noninterest expense	$17,780	$19,180	$(1,400)	-7.30%

Three-Month Comparison. Noninterest expense decreased $1.40 million, or 7.30%, in the first quarter of 2015 compared to the same quarter of the prior year. Full-time equivalent employees, calculated using the number of hours worked, decreased to 669 as of March 31, 2015, from 706 as of March 31, 2014. The reduction in full-time equivalent employees was primarily due to net branch divestiture activity that occurred during the fourth quarter of 2014. Occupancy, furniture, and equipment expense decreased $201 thousand, or 6.76%, in the first quarter of 2015, which was primarily due to the branch divestiture activity that occurred during the fourth quarter of 2014. Acquisition and divestiture expense totaled $86 thousand in the first quarter of 2015, which was related to branch acquisition and divestiture activity that occurred in the fourth quarter of 2014. The decrease in other operating expense included a $503 thousand decrease in legal expense and a $206 thousand decrease in problem loan expense. Other operating expenses also included a decrease in the net loss on sales and expenses related to OREO of $530 thousand to $327 thousand in the first quarter of 2015 compared to $857 thousand in the same quarter of the prior year.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense increased $276 thousand, or 10.78%, and the effective rate increased 134 basis points to 32.25% in the first quarter of 2015 compared to the same quarter of the prior year. The increase in the effective tax rate was largely due to an increase in taxable revenues as a percent of net earnings and a decrease in the relative amounts of nontaxable revenues.

Financial Condition

Total assets were $2.59 billion as of March 31, 2015, a decrease of $22.09 million, or 0.85%, compared with $2.61 billion as of December 31, 2014. Total liabilities were $2.24 billion as of March 31, 2015, a decrease of $18.87 million, or 0.84%, compared with $2.26 billion as of December 31, 2014. Our book value per common share was $18.36 as of March 31, 2015, an increase of $0.30, or 1.66%, compared with $18.06 as of December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2015, decreased $30.64 million, or 12.89%, compared to December 31, 2014. The decrease was primarily due to the deployment of liquidity to redeem our convertible preferred shares, repurchase common stock, and purchase investment securities to provide the funding necessary to extinguish certain borrowings as they come due.

Investment Securities

Available-for-sale securities as of March 31, 2015, increased $25.34 million, or 7.77%, compared to December 31, 2014. The market value of securities available for sale as a percentage of amortized cost was 98.55% as of March 31, 2015, compared to 97.95% as of December 31, 2014. Held-to-maturity securities as of March 31, 2015, increased $14.95 million, or 25.80%, compared to December 31, 2014, due to the purchase of low-yield short-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 100.54% as of March 31, 2015, compared with 99.90% as of December 31, 2014.

Investment securities are reviewed quarterly for possible OTTI. We recognized no credit-related OTTI charges in earnings associated with debt securities beneficially owned for the three months ended March 31, 2015, and $232 thousand for the three months ended March 31, 2014. These charges were related to a non-Agency mortgage-backed security that was sold in November 2014. We recognized no OTTI charges in earnings associated with equity securities for the three months ended March 31, 2015, and $32 thousand for the three months ended March 31, 2014. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Sale

Loans held for sale as of March 31, 2015, decreased $618 thousand, or 34.49%, compared to March 31, 2014. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments to originate mortgage loans in the secondary market totaled $4.78 million for 27 commitments as of March 31, 2015, and $1.39 million for 9 commitments as of December 31, 2014.

Loans Held for Investment

Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. Loans held for investment as of March 31, 2015, decreased $18.38 million, or 1.09%, compared to December 31, 2014. The non-covered loan portfolio decreased $8.87 million, or 0.57%, compared to December 31, 2014. The decrease was primarily due to several large payoffs in the Eastern Virginia Region coupled with a decrease in loan originations across the portfolio. The covered loan portfolio as of March 31, 2015, decreased $9.52 million, or 7.78%, compared to December 31, 2014, due to continued runoff in the covered Waccamaw portfolio. The average loan to deposit ratio was 83.75% for the three months ended March 31, 2015, compared to 88.05% for the same period of 2014. See Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated:

	March 31, 2015		December 31, 2014		March 31, 2014
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$39,628	2.37%	$41,271	2.44%	$45,661	2.64%
Commercial and industrial	78,482	4.70%	83,099	4.92%	94,403	5.45%
Multi-family residential	97,295	5.82%	97,480	5.77%	75,594	4.36%
Single family non-owner occupied	137,436	8.22%	135,171	8.00%	137,969	7.97%
Non-farm, non-residential	463,035	27.71%	473,906	28.05%	484,361	27.97%
Agricultural	1,671	0.10%	1,599	0.09%	2,093	0.12%
Farmland	28,644	1.71%	29,517	1.75%	32,410	1.87%

Total commercial loans	846,191	50.63%	862,043	51.02%	872,491	50.38%
Consumer real estate loans
Home equity lines	109,158	6.53%	110,957	6.57%	113,137	6.53%
Single family owner occupied	491,317	29.40%	485,475	28.74%	492,627	28.45%
Owner occupied construction	35,324	2.12%	32,799	1.94%	34,360	1.98%

Total consumer real estate loans	635,799	38.05%	629,231	37.25%	640,124	36.96%
Consumer and other loans
Consumer loans	69,084	4.13%	69,347	4.10%	72,111	4.16%
Other	7,236	0.44%	6,555	0.39%	3,968	0.23%

Total consumer and other loans	76,320	4.57%	75,902	4.49%	76,079	4.39%

Non-covered loans held for investment	1,558,310	93.25%	1,567,176	92.76%	1,588,694	91.73%
Covered loans	112,724	6.75%	122,240	7.24%	143,170	8.27%

Total loans held for investment	1,671,034	100.00%	1,689,416	100.00%	1,731,864	100.00%
Allowance for loan losses	20,252		20,227		23,798

Total loans held for investment, less allowance	$1,650,782		$1,669,189		$1,708,066

Loans held for sale	$1,174		$1,792		$1,743

The following table presents covered loans disaggregated by class as of the periods indicated:

(Amounts in thousands)	March 31, 2015	December 31, 2014	March 31, 2014
Covered loans held for investment
Commercial loans
Construction, development, and other land	$10,410	$13,100	$15,956
Commercial and industrial	2,371	2,662	3,062
Multi-family residential	678	1,584	1,903
Single family non-owner occupied	4,846	5,918	6,794
Non-farm, non-residential	24,672	25,317	31,458
Agricultural	42	43	162
Farmland	697	716	817

Total commercial loans	43,716	49,340	60,152
Consumer real estate loans
Home equity lines	57,415	60,391	66,895
Single family owner occupied	10,994	11,968	15,287
Owner occupied construction	512	453	727

Total consumer real estate loans	68,921	72,812	82,909
Consumer and other loans
Consumer loans	87	88	109

Covered loans held for investment	$112,724	$122,240	$143,170

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

	March 31, 2015	December 31, 2014	March 31, 2014
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$15,387	$10,556	$20,909
Accruing loans past due 90 days or more	—	—	—
TDRs(1)	—	2,726	1,775

Total nonperforming loans	15,387	13,282	22,684
Non-covered OREO	7,032	6,638	5,923

Total nonperforming assets	$22,419	$19,920	$28,607

Covered nonperforming
Nonaccrual loans	$2,780	$2,438	$1,261
Accruing loans past due 90 days or more	60	—	109

Total nonperforming loans	2,840	2,438	1,370
Covered OREO	5,834	6,324	8,705

Total nonperforming assets	$8,674	$8,762	$10,075

Total nonperforming
Nonaccrual loans	$18,167	$12,994	$22,170
Accruing loans past due 90 days or more	60	—	109
TDRs(1)	—	2,726	1,775

Total nonperforming loans	18,227	15,720	24,054
OREO	12,866	12,962	14,628

Total nonperforming assets	$31,093	$28,682	$38,682

Additional Information
Performing TDRs(2)	$14,025	$11,808	$11,193
Total TDRs(3)	14,025	14,534	12,968
Non-covered ratios
Nonperforming loans to total loans	0.99%	0.85%	1.43%
Nonperforming assets to total assets	0.91%	0.80%	1.16%
Non-PCI allowance to nonperforming loans	130.88%	151.85%	102.74%
Non-PCI allowance to total loans	1.29%	1.29%	1.47%
Total ratios
Nonperforming loans to total loans	1.09%	0.93%	1.39%
Nonperforming assets to total assets	1.20%	1.10%	1.48%
Allowance for loan losses to nonperforming loans	111.11%	128.67%	98.94%
Allowance for loan losses to total loans	1.21%	1.20%	1.37%

(1)	TDRs not performing or restructured within the past six months, excludes nonaccrual TDRs of $ 306 thousand and $723 thousand for the periods ended December 31, 2014, and March 31, 2014, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excludes nonaccrual TDRs of $ 706 thousand, $248 thousand, and $1.41 million for the periods ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively .
(3)	Performing and nonperforming TDRs, excludes nonaccrual TDRs of $706 thousand, $ 554 thousand, and $2.13 million for the periods ended March 31, 2015, December 31, 2014, and March 31, 2014, respectively.

Non-covered nonperforming assets as of March 31, 2015, increased $2.50 million, or 12.55%, from December 31, 2014, and decreased $6.19 million, or 21.63%, from March 31, 2014. Non-covered nonperforming assets as a percentage of total non-covered assets were 0.91% as of March 31, 2015, 0.80% as of December 31, 2014, and 1.16% as of March 31, 2014.

Non-covered nonaccrual loans as of March 31, 2015, increased $4.83 million, or 45.77%, from December 31, 2014, and decreased $5.52 million, or 26.41%, from March 31, 2014. As of March 31, 2015, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (47.51%) and non-farm, non-residential (39.41%). Approximately $208 thousand, or 1.35%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations as of March 31, 2015. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

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

Accruing TDRs as of March 31, 2015, decreased $509 thousand, or 3.50%, from December 31, 2014, and increased $1.06 million, or 8.15%, from March 31, 2014. There were no nonperforming accruing TDRs as of March 31, 2015, compared to $2.73 million, or 18.76% of total accruing TDRs, as of December 31, 2014, and $1.78 million, or 13.69% of total accruing TDRs, as of March 31, 2014. The allowance for loan losses attributed to TDRs totaled $482 thousand as of March 31, 2015, $475 thousand as of December 31, 2014, and $1.83 million as of March 31, 2014.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no non-covered accruing loans contractually past due 90 days or more as of March 31, 2015, December 31, 2014, or March 31, 2014. Covered accruing loans contractually past due 90 days or more totaled $60 thousand as of March 31, 2015, and $109 thousand as of March 31, 2014; there were no covered accruing loans contractually past due 90 days or more as of December 31, 2014.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $25.92 million as of March 31, 2015, an increase of $3.94 million, or 17.93%, compared with December 31, 2014, and a decrease of $2.48 million, or 8.74%, compared with March 31, 2014. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.66% as of March 31, 2015, which is attributed to loans 30 to 89 days past due of 0.67% and nonaccrual loans of 0.99%. Non-covered nonperforming loans, comprised of nonaccrual loans and nonperforming and unseasoned TDRs, as a percentage of total non-covered loans were 0.99% as of March 31, 2015, 0.85% at December 31, 2014, and 1.43% at March 31, 2014.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $394 thousand, or 5.94%, as of March 31, 2015, compared with December 31, 2014, and increased $1.11 million, or 18.72%, as of March 31, 2014. As of March 31, 2015, non-covered OREO consisted of 62 properties with an average holding period of 9 months. The net loss on the sale of OREO totaled $177 thousand in the first quarter of 2015 compared to $714 thousand in the same quarter of the prior year. The following table details activity within OREO for the periods indicated:

	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance, January 1, 2014	$7,318	$7,541	$14,859
Additions	533	2,160	2,693
Disposals	(1,469)	(382)	(1,851)
Valuation adjustments	(459)	(614)	(1,073)

Ending balance, March 31, 2014	$5,923	$8,705	$14,628

Beginning balance, January 1, 2015	$6,638	$6,324	$12,962
Additions	924	230	1,154
Disposals	(382)	(207)	(589)
Valuation adjustments	(148)	(513)	(661)

Ending balance, March 31, 2015	$7,032	$5,834	$12,866

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

Our allowance for loan losses as of March 31, 2015, increased $25 thousand, or 0.12%, compared with December 31, 2014, and decreased $3.55 million, or 14.90%, compared with March 31, 2014. The allowance attributed to the non-PCI loan portfolio as a percentage of non-covered loans held for investment was 1.29% as of March 31, 2015, 1.29% at December 31, 2014, and 1.47% at March 31, 2014. The cash flow analysis performed for the first quarter of 2015 identified two of our six open PCI loan pools as impaired. The allowance attributed to the PCI loan portfolio totaled $114 thousand as of March 31, 2015, $58 thousand as of December 31, 2014, and $493 thousand as of March 31, 2014. During the first quarter of 2015, approximately $46 thousand of the provision for loan losses was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. The portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in general economic conditions and asset quality metrics offset by an increased risk of loan losses due to credit concentrations. Net charge-offs decreased $748 thousand, or 40.02%, in the first quarter of 2015 compared to the same quarter of the prior year. As of March 31, 2015, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods.

The following table presents activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2015			2014
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,169	$58	$20,227	$23,322	$755	$24,077
Provision for (recovery of) loan losses	1,090	56	1,146	1,852	(262)	1,590
Benefit attributable to the FDIC indemnification asset	—	(46)	(46)	—	203	203

Provision for (recovery of) loan losses charged to operations	1,090	10	1,100	1,852	(59)	1,793
Provision for (recovery of) loan losses recorded through the FDIC indemnification asset	—	46	46	—	(203)	(203)
Charge-offs	(1,578)	—	(1,578)	(2,216)	—	(2,216)
Recoveries	457	—	457	347	—	347

Net charge-offs	(1,121)	—	(1,121)	(1,869)	—	(1,869)

Ending balance	$20,138	$114	$20,252	$23,305	$493	$23,798

Deposits

Total deposits as of March 31, 2015, decreased $9.57 million, or 0.48%, compared to December 31, 2014. Noninterest-bearing deposits increased $15.69 million and savings deposits, which include money market and savings accounts, increased $8.11 million as of March 31, 2015, compared to December 31, 2014. Interest-bearing deposits decreased $12.57 million and time deposits decreased $20.80 million as of March 31, 2015, compared to December 31, 2014.

Borrowings

Total borrowings as of March 31, 2015, decreased $7.44 million, or 3.24%, compared to December 31, 2014. Short-term borrowings consist of retail repurchase agreements. The balance of retail repurchase agreements decreased $5.44 million, or 4.47%, as of March 31, 2015, compared to December 31, 2014. Securities underlying retail repurchase agreements remain under our control during the terms of the agreements. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of March 31, 2015, compared to December 31, 2014. As of March 31, 2015, wholesale repurchase agreements had contractual maturities between one and four years. The balance and weighted average rate of FHLB borrowings remained constant at $90.00 million and 4.07%, respectively, as of March 31, 2015, compared to December 31, 2014. As of March 31, 2015, FHLB borrowings had contractual maturities between two and six years. Included in other borrowings is $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through the Trust with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2015. As of March 31, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

Stockholders’ Equity

Total stockholders’ equity decreased $3.22 million, or 0.92%, from $351.37 million as of December 31, 2014, to $348.15 million as of March 31, 2015. The change in stockholders’ equity was primarily due to the repurchase of 339,234 shares of our common stock and the redemption of 2,367 shares of Series A Preferred Stock.

Liquidity and Capital Resources

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

As of March 31, 2015, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $207.02 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the Federal Reserve Bank discount window of $9.09 million, unused borrowing capacity with the FHLB of $420.81 million, and unpledged available-for-sale securities of $90.38 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Unused borrowing capacity with the FHLB is reported net of letters of credit held to secure public unit deposits. As of March 31, 2015, we provided letters of credit to public depositors with the FHLB totaling $6.18 million. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of March 31, 2015, the Company’s liquid assets consisted of cash and investment securities totaling $22.58 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of March 31, 2015, there was no outstanding balance on the line.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. The Company’s required initial minimum capital ratios under Basel III include:

•	4.5% Common equity Tier capital to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

Our capital ratios presented for the quarter ended March 31, 2015, are based on the Basel III requirements, while prior period information is based on the requirements under Basel II. A detailed description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2014 Form 10-K. The following table presents our capital ratios as of the dates indicated:

	March 31, 2015	December 31, 2014
Common equity tier 1 ratio
First Community Bancshares, Inc.	15.32%	NA
First Community Bank	14.00%	NA
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	15.48%	16.43%
First Community Bank	14.00%	14.48%
Total risk-based capital ratio
First Community Bancshares, Inc.	16.74%	17.68%
First Community Bank	15.25%	15.73%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.15%	10.12%
First Community Bank	9.13%	8.87%

As of March 31, 2015, and December 31, 2014, our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of March 31, 2015.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2015	December 31, 2014
(Amounts in thousands)
Commitments to extend credit	$203,658	$236,471
Commitments related to secondary market mortgage loans	4,777	1,391
Standby letters of credit and financial guarantees	3,073	3,581

Total off-balance sheet risk	$211,508	$241,443

Reserve for unfunded commitments	$326	$326

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

	March 31, 2015		December 31, 2014
(Amounts in thousands, except basis points)	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
Increase (Decrease) in Interest Rates in Basis Points
300	$2,666	3.1%	$3,619	4.2%
200	1,694	2.0%	2,183	2.5%
100	652	0.8%	871	1.0%
(100)	138	0.2%	290	0.3%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A description of the Company’s risk factors is included in Part I, Item 1A, “Risk Factors,” of our 2014 Form 10-K. Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, our risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes from the risk factors previously disclosed in our 2014 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
January 1-31, 2015	—	$—	—	909,936
February 1-28, 2015	137,340	16.33	137,340	772,596
March 1-31, 2015	201,894	16.57	201,894	583,495

Total	339,234	$16.47	339,234

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 2,416,505 shares in treasury as of March 31, 2015.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and CresCom Bank dated August 6, 2014. (35)

2.2	Purchase and Assumption Agreement between Bank of America, National Association and First Community Bank dated June 9, 2014. (36)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

4.5	Certificate of Designation of 6.00% Series A Noncumulative Convertible Preferred Stock. (7)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (8) and Plan. (9)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (10)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (11)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (21) and Waiver Agreement. (29)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (12), Amendment #1 (13), and Amendment #2. (32)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (14)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (15)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (16)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (17)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (17)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (18) and Stock Award Agreement. (19)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (31)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (20)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (22)

10.15**	Employment Agreement between First Community Bancshares, Inc. and Robert L. Buzzo dated December 16, 2008, as amended and restated. (23)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (24)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (25)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015. (26)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (27)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (37)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (28)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (33)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (34)

11	Statement Regarding Computation of Earnings per Share. (30)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015, (Unaudited), and December 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 4.1 of the Current Report on Form 8-K dated May 20, 2011, filed on May 23, 2011.
(8)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(9)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(10)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(11)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.

(12)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(13)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(14)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(15)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(16)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(17)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(18)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(19)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(20)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(21)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(22)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on July 6, 2009.
(24)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(26)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(27)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(28)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(29)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(30)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(31)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(34)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(35)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 6, 2014, filed on August 7, 2014.
(36)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K/A dated June 9, 2014, filed on June 10, 2014.
(37)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of May, 2015.

First Community Bancshares, Inc.
(Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2015, (Unaudited), and December 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).