Form 10-Q
period 2015-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2015-08-07
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Class – Common Stock, $1.00 Par Value; 18,530,076 shares outstanding as of July 31, 2015

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$38,200	$39,450
Federal funds sold	53,023	196,873
Interest-bearing deposits in banks	1,379	1,337

Total cash and cash equivalents	92,602	237,660
Securities available for sale	376,191	326,117
Securities held to maturity	72,652	57,948
Loans held for sale	913	1,792
Loans held for investment, net of unearned income:
Covered under loss share agreements	102,634	122,240
Not covered under loss share agreements	1,564,655	1,567,176
Less allowance for loan losses	(20,258)	(20,227)

Loans held for investment, net	1,647,031	1,669,189
FDIC indemnification asset	23,653	27,900
Premises and equipment, net	54,112	55,844
Other real estate owned:
Covered under loss share agreements	5,382	6,324
Not covered under loss share agreements	7,434	6,638
Interest receivable	6,119	6,315
Goodwill	100,810	100,722
Other intangible assets	5,865	6,421
Other assets	99,034	105,066

Total assets	$2,491,798	$2,607,936

Liabilities
Deposits:
Noninterest-bearing	$424,438	$417,729
Interest-bearing	1,495,783	1,583,030

Total deposits	1,920,221	2,000,759
Interest, taxes, and other liabilities	23,852	26,062
Securities sold under agreements to repurchase	122,158	121,742
FHLB borrowings	65,000	90,000
Other borrowings	15,999	17,999

Total liabilities	2,147,230	2,256,562

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 0 and 15,151 shares outstanding at June 30, 2015, and December 31, 2014, respectively	—	15,151
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 and 20,499,683 shares issued at June 30, 2015, and December 31, 2014, respectively; 2,739,813 and 2,093,464 shares in treasury at June 30, 2015, and December 31, 2014, respectively	21,382	20,500
Additional paid-in capital	227,616	215,873
Retained earnings	148,378	141,206
Treasury stock, at cost	(46,610)	(35,751)
Accumulated other comprehensive loss	(6,198)	(5,605)

Total stockholders’ equity	344,568	351,374

Total liabilities and stockholders’ equity	$2,491,798	$2,607,936

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans held for investment	$21,826	$23,410	$43,740	$46,244
Interest on securities — taxable	1,070	1,537	2,105	3,634
Interest on securities — nontaxable	1,003	1,099	2,019	2,221
Interest on deposits in banks	80	47	213	77

Total interest income	23,979	26,093	48,077	52,176
Interest expense
Interest on deposits	1,562	1,835	3,292	3,723
Interest on short-term borrowings	499	483	989	985
Interest on long-term debt	848	1,707	1,887	3,375

Total interest expense	2,909	4,025	6,168	8,083

Net interest income	21,070	22,068	41,909	44,093
Provision for loan losses	276	1,279	1,376	3,072

Net interest income after provision for loan losses	20,794	20,789	40,533	41,021
Noninterest income
Wealth management	775	718	1,441	1,726
Service charges on deposit accounts	3,507	3,423	6,410	6,493
Other service charges and fees	2,005	1,850	4,013	3,621
Insurance commissions	1,559	1,454	3,686	3,418
Impairment losses on securities	—	(254)	—	(518)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	(254)	—	(518)
Net gain (loss) on sale of securities	213	(59)	190	(14)
Net FDIC indemnification asset amortization	(1,846)	(936)	(3,411)	(2,070)
Other operating income	1,924	1,408	2,644	2,182

Total noninterest income	8,137	7,604	14,973	14,838
Noninterest expense
Salaries and employee benefits	9,693	10,043	19,386	19,948
Occupancy expense of bank premises	1,427	1,578	2,961	3,356
Furniture and equipment	1,358	1,205	2,595	2,399
Amortization of intangible assets	279	178	556	353
FDIC premiums and assessments	389	458	804	892
FHLB debt prepayment fees	1,702	—	1,702	—
Merger, acquisition, and divestiture expense	—	—	86	—
Other operating expense	5,441	4,701	9,979	10,395

Total noninterest expense	20,289	18,163	38,069	37,343

Income before income taxes	8,642	10,230	17,437	18,516
Income tax expense	2,467	3,223	5,304	5,784

Net income	6,175	7,007	12,133	12,732
Dividends on preferred stock	—	227	105	455

Net income available to common shareholders	$6,175	$6,780	$12,028	$12,277

Basic earnings per common share	$0.33	$0.37	$0.64	$0.67
Diluted earnings per common share	0.33	0.36	0.64	0.65
Cash dividends per common share	0.13	0.12	0.26	0.24

Weighted average basic shares outstanding	18,831,742	18,395,996	18,733,288	18,409,414
Weighted average diluted shares outstanding	18,860,119	19,457,237	19,095,408	19,475,333

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands, except share and per share data)	2015	2014	2015	2014
Comprehensive Income
Net income	$6,175	$7,007	$12,133	$12,732
Other comprehensive (loss) income, before tax:
Available-for-sale securities:
Unrealized (losses) gains on securities available for sale with other-than-temporary impairment	—	(264)	—	218
Unrealized (losses) gains on securities available for sale without other-than-temporary impairment	(2,440)	6,221	(823)	11,927
Less: reclassification adjustment for (gains) losses realized in net income	(213)	59	(190)	14
Less: reclassification adjustment for credit-related other-than-temporary impairments recognized in net income	—	254	—	518

Unrealized (losses) gains on available-for-sale securities	(2,653)	6,270	(1,013)	12,677
Employee benefit plans:
Net actuarial gain (loss) on pension and other postretirement benefit plans	1	2	(97)	31
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	81	64	163	129

Unrealized gains on employee benefit plans	82	66	66	160

Other comprehensive (loss) income, before tax	(2,571)	6,336	(947)	12,837
Income tax benefit (expense)	964	(2,386)	354	(4,834)

Other comprehensive (loss) income, net of tax	(1,607)	3,950	(593)	8,003

Total comprehensive income	$4,568	$10,957	$11,540	$20,735

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	12,732	—	—	12,732
Other comprehensive income	—	—	—	—	—	8,003	8,003
Common dividends declared — $0.24 per share	—	—	—	(4,415)	—	—	(4,415)
Preferred dividends declared — $30.00 per share	—	—	—	(455)	—	—	(455)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	115	—	—	—	115
Common stock options exercised — 554 shares	—	—	—	—	9	—	9
Restricted stock awards — 13,433 shares	—	—	(201)	—	229	—	28
Purchase of treasury shares — 131,500 shares at $16.30 per share	—	—	—	—	(2,148)	—	(2,148)

Balance June 30, 2014	$15,151	$20,500	$215,670	$133,688	$(35,797)	$(6,737)	$342,475

Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	12,133	—	—	12,133
Other comprehensive loss	—	—	—	—	—	(593)	(593)
Common dividends declared — $0.26 per share	—	—	—	(4,856)	—	—	(4,856)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	43	—	—	—	43
Common stock options exercised — 3,000 shares	—	—	(10)	—	51	—	41
Restricted stock awards — 21,590 shares	—	—	(192)	—	367	—	175
Issuance of treasury stock to 401(k) plan — 12,968 shares	—	—	—	—	220	—	220
Purchase of treasury shares — 684,407 shares at $16.78 per share	—	—	—	—	(11,497)	—	(11,497)

Balance June 30, 2015	$—	$21,382	$227,616	$148,378	$(46,610)	$(6,198)	$344,568

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(Amounts in thousands)	2015	2014
Operating activities
Net income	$12,133	$12,732
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,376	3,072
Depreciation and amortization of property, plant, and equipment	2,109	2,193
Amortization of premiums on investments, net	5,477	2,899
Amortization of FDIC indemnification asset, net	3,411	2,070
Amortization of intangible assets	556	353
Gain on sale of loans	(263)	(351)
Equity-based compensation expense	43	115
Restricted stock awards	175	28
Issuance of treasury stock to 401(k) plan	220	—
Loss (gain) on sale of property, plant, and equipment	18	(79)
Loss on sale of other real estate	659	1,539
(Gain) loss on sale of securities	(190)	14
Net impairment losses recognized in earnings	—	518
Proceeds from sale of mortgage loans	10,753	16,585
Origination of mortgage loans	(9,611)	(15,810)
Decrease in accrued interest receivable	196	1,315
Decrease (increase) in other operating activities	2,360	(1,061)

Net cash provided by operating activities	29,422	26,132
Investing activities
Proceeds from sale of securities available for sale	266	101,799
Proceeds from maturities, prepayments, and calls of securities available for sale	13,105	30,696
Proceeds from maturities and calls of securities held to maturity	190	190
Payments to acquire securities available for sale	(69,712)	(2,102)
Payments to acquire securities held to maturity	(15,003)	(19,035)
Collections (originations) of loans, net	17,355	(58,551)
Proceeds from the redemption of FHLB stock, net	1,279	1,649
Net cash paid in mergers, acquisitions, and divestitures	(88)	(202)
Proceeds from the FDIC	1,805	2,218
Payments to acquire property, plant, and equipment	(537)	(866)
Proceeds from sale of property, plant, and equipment	7	1,318
Proceeds from sale of other real estate	2,868	5,764

Net cash (used in) provided by investing activities	(48,465)	62,878
Financing activities
Net increase in noninterest-bearing deposits	6,709	18,191
Net decrease in interest-bearing deposits	(87,247)	(45,829)
Net decrease in federal funds purchased	—	(16,000)
Securities sold under agreements to repurchase, net	416	1,851
Repayments of FHLB and other borrowings	(27,000)	(1)
Redemption of preferred stock	(2,367)	—
Proceeds from stock options exercised	41	9
Excess tax benefit from equity-based compensation	5	1
Payments for repurchase of treasury stock	(11,497)	(2,148)
Payments of common dividends	(4,856)	(4,415)
Payments of preferred dividends	(219)	(455)

Net cash used in financing activities	(126,015)	(48,796)

Net (decrease) increase in cash and cash equivalents	(145,058)	40,214
Cash and cash equivalents at beginning of period	237,660	56,567

Cash and cash equivalents at end of period	$92,602	$96,781

Supplemental transactions — noncash items
Transfer of loans to other real estate	$3,412	$7,189
Loans originated to finance other real estate	37	238

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	General

First Community Bancshares, Inc. is a financial holding company that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution, and personal and commercial insurance products and services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. Unless the context suggests otherwise, the use of the term “Company” refers to First Community Bancshares, Inc. (“the Company”) and its subsidiaries as a consolidated entity. The Company operates in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. The Company’s executive office is located at One Community Place, Bluefield, Virginia. As of June 30, 2015, our operations were conducted through 62 locations in 4 states: Virginia, West Virginia, North Carolina, and Tennessee.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-11, “Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures.” The new guidance aligns the accounting for repurchase-to-maturity transactions and repurchase agreements executed as repurchase financings with the accounting for other typical repurchase agreements. Going forward, these transactions would all be accounted for as secured borrowings. The guidance eliminates sale accounting for repurchase-to-maturity transactions and supersedes the guidance under which a transfer of a financial asset and a contemporaneous repurchase financing could be accounted for on a combined basis as a forward agreement, which has resulted in outcomes referred to as off-balance-sheet accounting. Additional disclosures are required for transactions economically similar to repurchase agreements in which the transferor retains substantially all of the exposure to the economic return on the transferred financial assets throughout the term of the transaction. The guidance also requires expanded disclosures, effective for the current reporting period of June 30, 2015, about the nature of collateral pledged in repurchase agreements and similar transactions accounted for as secured borrowings. As of June 30, 2015, all of the Company’s repurchase agreements were typical in nature and are accounted for as secured borrowings. The adoption of this guidance did not have a material impact on the Company’s financial statements, but did result in additional disclosures. See Note 8, “Borrowings,” to the Condensed Consolidated Financial Statements of this report.

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

On October 24, 2014, the Company completed the acquisition of seven branches from Bank of America, National Association. At acquisition, the branches had total deposits of $318.88 million. The Company assumed the deposits for a premium of $5.79 million. No loans were included in the purchase. Additionally, the Company purchased the real estate or assumed the leases associated with the branches. The Company recorded goodwill of $1.37 million in connection with the acquisition. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition as additional information relative to closing date fair values may become available. The acquisition expanded the Company’s presence by six branches in Southwestern Virginia and one branch in Central North Carolina.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands, except share and per share data)
Net income	$6,175	$7,007	$12,133	$12,732
Dividends on preferred stock	—	227	105	455

Net income available to common shareholders	$6,175	$6,780	$12,028	$12,277

Weighted average number of common shares outstanding, basic	18,831,742	18,395,996	18,733,288	18,409,414
Dilutive effect of potential common shares from:
Stock options	24,389	15,577	22,914	18,467
Restricted stock	3,988	245	2,555	508
Convertible preferred stock	—	1,045,419	336,651	1,046,944

Weighted average number of common shares outstanding, diluted	18,860,119	19,457,237	19,095,408	19,475,333

Basic earnings per common share	$0.33	$0.37	$0.64	$0.67
Diluted earnings per common share	0.33	0.36	0.64	0.65

Antidilutive potential common shares:
Stock options	136,382	253,082	136,382	253,082

During the first quarter of 2015, the Company notified holders of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of its intent to redeem all of the outstanding shares. Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand. As a result of the redemption, there were no shares of Series A Preferred Stock outstanding as of June 30, 2015, compared to 15,151 shares as of December 31, 2014 and June 30, 2014.

Note 2.	Investment Securities

The following tables present the amortized cost and aggregate fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$33,082	$26	$(981)	$32,127
Municipal securities	131,139	3,340	(1,480)	132,999
Single issue trust preferred securities	55,852	—	(7,507)	48,345
Corporate securities	60,832	12	(136)	60,708
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	97,902	329	(1,438)	96,793
Equity securities	222	6	(9)	219

Total	$384,029	$3,713	$(11,551)	$376,191

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$34,604	$11	$(1,017)	$33,598
Municipal securities	134,784	4,823	(692)	138,915
Single issue trust preferred securities	55,822	—	(9,685)	46,137
Corporate securities	5,000	109	—	5,109
Mortgage-backed Agency securities	102,506	470	(857)	102,119
Equity securities	226	19	(6)	239

Total	$332,942	$5,432	$(12,257)	$326,117

The following tables present the amortized cost and aggregate fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$61,928	$217	$(3)	$62,142
Municipal securities	189	4	—	193
Corporate securities	10,535	18	(9)	10,544

Total	$72,652	$239	$(12)	$72,879

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$46,987	$22	$(54)	$46,955
Municipal securities	379	7	—	386
Corporate securities	10,582	—	(34)	10,548

Total	$57,948	$29	$(88)	$57,889

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of June 30, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$6,154	$6,148
Due after one year but within five years	61,263	61,253
Due after five years but within ten years	66,872	68,976
Due after ten years	146,616	137,802

	280,905	274,179
Mortgage-backed securities	97,902	96,793
Certificates of deposit	5,000	5,000
Equity securities	222	219

Total	$384,029	$376,191

Held-to-maturity securities
Due within one year	$190	$194
Due after one year but within five years	72,462	72,685
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$72,652	$72,879

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Gross realized gains	$251	$1,288	$266	$1,511
Gross realized losses	(38)	(1,347)	(76)	(1,525)

Net gain (loss) on sale of securities	$213	$(59)	$190	$(14)

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2015
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$3,041	$(14)	$25,102	$(967)	$28,143	$(981)
Municipal securities	20,138	(660)	10,120	(820)	30,258	(1,480)
Single issue trust preferred securities	—	—	48,344	(7,507)	48,344	(7,507)
Corporate securities	55,581	(136)	—	—	55,581	(136)
Mortgage-backed Agency securities	28,497	(199)	40,246	(1,239)	68,743	(1,438)
Equity securities	—	—	146	(9)	146	(9)

Total	$107,257	$(1,009)	$123,958	$(10,542)	$231,215	$(11,551)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$29,448	$(1,017)	$29,448	$(1,017)
Municipal securities	1,112	(8)	25,007	(684)	26,119	(692)
Single issue trust preferred securities	—	—	46,137	(9,685)	46,137	(9,685)
Mortgage-backed Agency securities	2,778	(3)	45,790	(854)	48,568	(857)
Equity securities	150	(6)	—	—	150	(6)

Total	$4,040	$(17)	$146,382	$(12,240)	$150,422	$(12,257)

The following tables present the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated.

	June 30, 2015
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$3,754	$(3)	$—	$—	$3,754	$(3)
Corporate securities	3,642	(9)	—	—	3,642	(9)

Total	$7,396	$(12)	$—	$—	$7,396	$(12)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$28,188	$(54)	$—	$—	$28,188	$(54)
Corporate securities	10,548	(34)	—	—	10,548	(34)

Total	$38,736	$(88)	$—	$—	$38,736	$(88)

As of June 30, 2015, there were 131 securities in an unrealized loss position, and their combined depreciation in value represented 2.58% of the investment securities portfolio. As of December 31, 2014, there were 97 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.21% of the investment securities portfolio.

The Company reviews its investment portfolio quarterly for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, and single issue trust preferred securities. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. Temporary impairment on these securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, destabilization in the Eurozone, and other current economic factors. During the three and six months ended June 30, 2015 and 2014, the Company incurred no OTTI charges related to debt securities not beneficially owned.

Debt securities beneficially owned by the Company consist of corporate securities, certificates of deposit, and mortgage-backed securities (“MBSs”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. During the three and six months ended June 30, 2015, the Company incurred no credit-related OTTI charges related to debt securities beneficially owned. During the three months ended June 30, 2014, the Company incurred credit-related OTTI charges related to debt securities beneficially owned of $254 thousand. During the six months ended June 30, 2014, the Company incurred credit-related OTTI charges related to debt securities beneficially owned of $486 thousand. These charges were associated with a non-Agency MBS that was sold in November 2014. The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Beginning balance(1)	$—	$8,030	$—	$7,798
Additions for credit losses on securities previously recognized	—	254	—	486

Ending balance	$—	$8,284	$—	$8,284

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three and six months ended June 30, 2015, the Company incurred no OTTI charges related to equity holdings. During the three months ended June 30, 2014, the Company incurred no OTTI charges related to equity holdings. During the six months ended June 30, 2014, the Company incurred OTTI charges related to certain equity holdings of $32 thousand.

The carrying amount of securities pledged for various purposes totaled $244.96 million as of June 30, 2015, and $268.78 million as of December 31, 2014.

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

	June 30, 2015		December 31, 2014
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$39,854	2.39%	$41,271	2.44%
Commercial and industrial	82,121	4.93%	83,099	4.92%
Multi-family residential	96,235	5.77%	97,480	5.77%
Single family non-owner occupied	144,639	8.67%	135,171	8.00%
Non-farm, non-residential	458,325	27.49%	473,906	28.05%
Agricultural	1,863	0.11%	1,599	0.09%
Farmland	27,945	1.68%	29,517	1.75%

Total commercial loans	850,982	51.04%	862,043	51.02%
Consumer real estate loans
Home equity lines	107,961	6.48%	110,957	6.57%
Single family owner occupied	488,712	29.31%	485,475	28.74%
Owner occupied construction	37,434	2.24%	32,799	1.94%

Total consumer real estate loans	634,107	38.03%	629,231	37.25%
Consumer and other loans
Consumer loans	72,094	4.32%	69,347	4.10%
Other	7,472	0.45%	6,555	0.39%

Total consumer and other loans	79,566	4.77%	75,902	4.49%

Total non-covered loans	1,564,655	93.84%	1,567,176	92.76%
Total covered loans	102,634	6.16%	122,240	7.24%

Total loans held for investment, net of unearned income	$1,667,289	100.00%	$1,689,416	100.00%

Loans held for sale	$913		$1,792

Deferred loan fees totaled $3.68 million as of June 30, 2015, and $3.39 million as of December 31, 2014. For information concerning unfunded loan commitments, see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

(Amounts in thousands)	June 30, 2015	December 31, 2014
Covered loans
Commercial loans
Construction, development, and other land	$9,000	$13,100
Commercial and industrial	1,449	2,662
Multi-family residential	848	1,584
Single family non-owner occupied	4,138	5,918
Non-farm, non-residential	21,404	25,317
Agricultural	35	43
Farmland	671	716

Total commercial loans	37,545	49,340
Consumer real estate loans
Home equity lines	54,565	60,391
Single family owner occupied	10,253	11,968
Owner occupied construction	186	453

Total consumer real estate loans	65,004	72,812
Consumer and other loans
Consumer loans	85	88

Total covered loans	$102,634	$122,240

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

	June 30, 2015		December 31, 2014
(Amounts in thousands)	Carrying Balance	Unpaid Principal Balance	Carrying Balance	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples Bank of Virginia	$6,048	$11,991	$7,090	$13,669
Waccamaw Bank	47,710	75,560	53,835	86,641
Other acquired	1,307	1,350	1,358	1,401

Total PCI Loans	$55,065	$88,901	$62,283	$101,711

The following tables present the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

	Six Months Ended June 30, 2015
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Beginning balance	$4,745	$19,048	$—	$23,793
Additions	—	2	—	2
Accretion	(1,169)	(2,860)	—	(4,029)
Reclassifications from nonaccretable difference	1,106	2,445	—	3,551
Removal events	(735)	(807)	—	(1,542)

Ending balance	$3,947	$17,828	$—	$21,775

	Six Months Ended June 30, 2014
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Beginning balance	$5,294	$10,338	$8	$15,640
Additions	70	20	—	90
Accretion	(1,096)	(3,019)	(23)	(4,138)
Reclassifications from nonaccretable difference	513	11,603	23	12,139
Removal events	(467)	(1,046)	—	(1,513)

Ending balance	$4,314	$17,896	$8	$22,218

Note 4.	Credit Quality

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

	June 30, 2015			December 31, 2014
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Single family non-owner occupied	$463	$463	$—	$466	$466	$—
Non-farm, non-residential	8,831	9,211	—	5,705	6,049	—
Consumer real estate loans
Single family owner occupied	2,733	2,808	—	3,397	3,494	—
Owner occupied construction	356	357	—	—	—	—

Total impaired loans with no allowance	12,383	12,839	—	9,568	10,009	—

Impaired loans with a related allowance:
Commercial loans
Single family non-owner occupied	686	686	41	367	367	45
Non-farm, non-residential	5,396	5,411	1,657	3,772	3,772	1,000
Consumer real estate loans
Single family owner occupied	3,044	3,046	543	2,341	2,512	437

Total impaired loans with an allowance	9,126	9,143	2,241	6,480	6,651	1,482

Total impaired loans	$21,509	$21,982	$2,241	$16,048	$16,660	$1,482

The following tables present the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$—	$—	$293	$17
Single family non-owner occupied	463	—	—	—
Non-farm, non-residential	8,831	60	6,379	89
Farmland	—	—	360	11
Consumer real estate loans
Home equity lines	—	—	—	—
Single family owner occupied	2,741	—	1,556	42
Owner occupied construction	352	—	—	—

Total impaired loans with no allowance	12,387	60	8,588	159

Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	—	—	3,640	3
Multi-family residential	—	—	5,586	21
Single family non-owner occupied	684	20	369	1
Non-farm, non-residential	4,738	17	4,427	25
Consumer real estate loans
Home equity lines	—	—	—	—
Single family owner occupied	2,754	3	2,541	10

Total impaired loans with an allowance	8,176	40	16,563	60

Total impaired loans	$20,563	$100	$25,151	$219

	Six Months Ended June 30,
	2015		2014
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$—	$—	$293	$29
Single family non-owner occupied	461	1	210	1
Non-farm, non-residential	8,812	223	6,149	125
Farmland	—	—	362	22
Consumer real estate loans
Home equity lines	—	—	133	2
Single family owner occupied	3,190	100	1,829	93
Owner occupied construction	176	—	—	—

Total impaired loans with no allowance	12,639	324	8,976	272

Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	—	—	4,399	50
Multi-family residential	—	—	5,595	43
Single family non-owner occupied	523	22	371	2
Non-farm, non-residential	4,401	36	4,413	50
Consumer real estate loans
Home equity lines	—	—	115	1
Single family owner occupied	2,564	13	3,561	44

Total impaired loans with an allowance	7,488	71	18,454	190

Total impaired loans	$20,127	$395	$27,430	$462

The Company determined that two of the six open PCI loan pools were impaired as of June 30, 2015, compared to two of seven impaired pools as of December 31, 2014. The following tables present additional information related to the impaired loan pools as of the dates, and in the periods, indicated:

	June 30, 2015	December 31, 2014
(Amounts in thousands)
Recorded investment	$3,125	$14,607
Unpaid principal balance	4,077	31,169
Allowance for loan losses	114	58

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Interest income recognized	$87	$1,290	$177	$2,072
Average recorded investment	3,462	55,024	3,677	52,166

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

	June 30, 2015
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$37,659	$463	$1,732	$—	$—	$39,854
Commercial and industrial	80,195	536	1,390	—	—	82,121
Multi-family residential	88,256	6,946	1,033	—	—	96,235
Single family non-owner occupied	135,530	3,696	5,413	—	—	144,639
Non-farm, non-residential	429,895	9,203	19,227	—	—	458,325
Agricultural	1,859	—	4	—	—	1,863
Farmland	25,974	1,347	624	—	—	27,945
Consumer real estate loans
Home equity lines	105,153	1,371	1,437	—	—	107,961
Single family owner occupied	460,973	6,634	21,105	—	—	488,712
Owner occupied construction	36,833	—	601	—	—	37,434
Consumer and other loans
Consumer loans	71,799	90	205	—	—	72,094
Other	7,472	—	—	—	—	7,472

Total non-covered loans	1,481,598	30,286	52,771	—	—	1,564,655
Covered loans
Commercial loans
Construction, development, and other land	5,303	2,220	1,477	—	—	9,000
Commercial and industrial	1,396	22	31	—	—	1,449
Multi-family residential	500	—	348	—	—	848
Single family non-owner occupied	2,175	1,040	923	—	—	4,138
Non-farm, non-residential	11,450	2,582	7,372	—	—	21,404
Agricultural	35	—	—	—	—	35
Farmland	384	—	287	—	—	671
Consumer real estate loans
Home equity lines	19,423	34,276	866	—	—	54,565
Single family owner occupied	6,497	1,714	2,042	—	—	10,253
Owner occupied construction	—	85	101	—	—	186
Consumer and other loans
Consumer loans	85	—	—	—	—	85
Other	—	—	—	—	—	—

Total covered loans	47,248	41,939	13,447	—	—	102,634

Total loans	$1,528,846	$72,225	$66,218	$—	$—	$1,667,289

	December 31, 2014
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$38,858	$1,384	$1,029	$—	$—	$41,271
Commercial and industrial	81,196	616	1,287	—	—	83,099
Multi-family residential	89,503	7,007	970	—	—	97,480
Single family non-owner occupied	126,155	3,333	5,683	—	—	135,171
Non-farm, non-residential	441,385	13,028	19,493	—	—	473,906
Agricultural	1,589	—	10	—	—	1,599
Farmland	26,876	1,432	1,209	—	—	29,517
Consumer real estate loans
Home equity lines	107,688	1,606	1,663	—	—	110,957
Single family owner occupied	454,833	8,884	21,758	—	—	485,475
Owner occupied construction	32,551	—	248	—	—	32,799
Consumer and other loans
Consumer loans	68,592	520	235	—	—	69,347
Other	6,555	—	—	—	—	6,555

Total non-covered loans	1,475,781	37,810	53,585	—	—	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	7,598	3,227	2,275	—	—	13,100
Commercial and industrial	2,528	82	52	—	—	2,662
Multi-family residential	1,400	—	184	—	—	1,584
Single family non-owner occupied	2,703	2,059	1,156	—	—	5,918
Non-farm, non-residential	12,672	4,341	8,304	—	—	25,317
Agricultural	43	—	—	—	—	43
Farmland	420	—	296	—	—	716
Consumer real estate loans
Home equity lines	21,295	38,296	800	—	—	60,391
Single family owner occupied	7,094	2,040	2,834	—	—	11,968
Owner occupied construction	84	264	105	—	—	453
Consumer and other loans
Consumer loans	88	—	—	—	—	88
Other	—	—	—	—	—	—

Total covered loans	55,925	50,309	16,006	—	—	122,240

Total loans	$1,531,706	$88,119	$69,591	$—	$—	$1,689,416

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2015			December 31, 2014
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$—	$69	$69	$—	$18	$18
Commercial and industrial	113	17	130	123	34	157
Multi-family residential	182	—	182	245	—	245
Single family non-owner occupied	1,328	77	1,405	601	77	678
Non-farm, non-residential	6,804	124	6,928	2,334	1,317	3,651
Agricultural	—	—	—	4	—	4
Farmland	57	—	57	—	—	—
Consumer real estate loans
Home equity lines	423	459	882	792	204	996
Single family owner occupied	6,583	316	6,899	6,389	682	7,071
Owner occupied construction	356	—	356	—	106	106
Consumer and other loans
Consumer loans	90	—	90	68	—	68

Total nonaccrual loans	$15,936	$1,062	$16,998	$10,556	$2,438	$12,994

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered or covered accruing loans contractually past due 90 days or more as of June 30, 2015, or as of December 31, 2014.

	June 30, 2015
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$139	$56	$—	$195	$39,659	$39,854
Commercial and industrial	30	36	95	161	81,960	82,121
Multi-family residential	78	—	182	260	95,975	96,235
Single family non-owner occupied	708	687	818	2,213	142,426	144,639
Non-farm, non-residential	1,246	59	5,818	7,123	451,202	458,325
Agricultural	4	—	—	4	1,859	1,863
Farmland	174	—	57	231	27,714	27,945
Consumer real estate loans
Home equity lines	74	116	346	536	107,425	107,961
Single family owner occupied	2,760	1,489	3,473	7,722	480,990	488,712
Owner occupied construction	—	—	—	—	37,434	37,434
Consumer and other loans
Consumer loans	170	42	38	250	71,844	72,094
Other	—	—	—	—	7,472	7,472

Total non-covered loans	5,383	2,485	10,827	18,695	1,545,960	1,564,655
Covered loans
Commercial loans
Construction, development, and other land	94	—	42	136	8,864	9,000
Commercial and industrial	—	31	—	31	1,418	1,449
Multi-family residential	—	—	—	—	848	848
Single family non-owner occupied	10	4	77	91	4,047	4,138
Non-farm, non-residential	258	39	85	382	21,022	21,404
Agricultural	—	—	—	—	35	35
Farmland	—	—	—	—	671	671
Consumer real estate loans
Home equity lines	327	127	96	550	54,015	54,565
Single family owner occupied	26	85	78	189	10,064	10,253
Owner occupied construction	—	—	—	—	186	186
Consumer and other loans
Consumer loans	—	—	—	—	85	85
Other	—	—	—	—	—	—

Total covered loans	715	286	378	1,379	101,255	102,634

Total loans	$6,098	$2,771	$11,205	$20,074	$1,647,215	$1,667,289

	December 31, 2014
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$39	$46	$—	$85	$41,186	$41,271
Commercial and industrial	285	6	103	394	82,705	83,099
Multi-family residential	81	110	—	191	97,289	97,480
Single family non-owner occupied	914	513	425	1,852	133,319	135,171
Non-farm, non-residential	1,075	783	1,984	3,842	470,064	473,906
Agricultural	—	—	4	4	1,595	1,599
Farmland	89	—	—	89	29,428	29,517
Consumer real estate loans
Home equity lines	492	103	571	1,166	109,791	110,957
Single family owner occupied	5,436	1,931	4,564	11,931	473,544	485,475
Owner occupied construction	—	—	—	—	32,799	32,799
Consumer and other loans
Consumer loans	544	84	26	654	68,693	69,347
Other	—	—	—	—	6,555	6,555

Total non-covered loans	8,955	3,576	7,677	20,208	1,546,968	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	120	17	—	137	12,963	13,100
Commercial and industrial	84	12	34	130	2,532	2,662
Multi-family residential	—	—	—	—	1,584	1,584
Single family non-owner occupied	122	—	77	199	5,719	5,918
Non-farm, non-residential	124	140	1,258	1,522	23,795	25,317
Agricultural	—	—	—	—	43	43
Farmland	3	—	—	3	713	716
Consumer real estate loans
Home equity lines	858	318	168	1,344	59,047	60,391
Single family owner occupied	134	34	415	583	11,385	11,968
Owner occupied construction	—	—	—	—	453	453
Consumer and other loans						—
Consumer loans	—	—	—	—	88	88
Other	—	—	—	—	—	—

Total covered loans	1,445	521	1,952	3,918	118,322	122,240

Total loans	$10,400	$4,097	$9,629	$24,126	$1,665,290	$1,689,416

The Company may make concessions in interest rates, loan terms, and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to troubled debt restructurings (“TDRs”) totaled $478 thousand as of June 30, 2015, and $475 thousand as of December 31, 2014. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The following table presents interest income related to TDRs in the periods, indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Interest income recognized	$160	$129	$308	$278

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of June 30, 2015, or December 31, 2014.

The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	June 30, 2015			December 31, 2014
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$—	$826	$826	$—	$1,088	$1,088
Non-farm, non-residential	—	4,670	4,670	83	4,743	4,826
Consumer real estate loans
Home equity lines	—	45	45	—	47	47
Single family owner occupied	312	8,055	8,367	471	8,412	8,883
Owner occupied construction	356	245	601	—	244	244

Total TDRs	$668	$13,841	$14,509	$554	$14,534	$15,088

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended June 30,
	2015			2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate and extended payment term
Single family owner occupied	1	$35	$35	1	$137	$137

Total	1	$35	$35	1	$137	$137

	Six Months Ended June 30,
	2015			2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Owner occupied construction	—	$—	$—	1	$245	$245

Total	—	—	—	1	245	245
Extended payment term
Single family non-owner occupied	—	—	—	1	303	303
Non-farm, non-residential	—	—	—	1	134	134

Total	—	—	—	2	437	437
Below market interest rate and extended payment term
Single family owner occupied	1	35	35	3	403	403

Total	1	$35	$35	6	$1,085	$1,085

The following tables present loans modified as TDRs, by loan class, that were restructured within the previous 12 months, for which there was a payment default during the periods indicated:

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment
Commercial loans
Non-farm, non-residential	—	$—	1	$510
Consumer real estate loans
Single family owner occupied	1	163	1	135
Owner occupied construction	1	353	—	—

Total	2	$516	2	$645

	Six Months Ended June 30,
	2015		2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment
Commercial loans
Non-farm, non-residential	—	$—	1	$510
Consumer real estate loans
Single family owner occupied	1	163	1	135
Owner occupied construction	1	353	—	—

Total	2	$516	2	$645

Other real estate owned (“OREO”) consists of properties acquired through foreclosure. The following table presents information related to OREO as of the dates indicated:

	June 30, 2015	December 31, 2014
(Amounts in thousands)
Non-covered OREO	$7,434	$6,638
Covered OREO	5,382	6,324

Total OREO	$12,816	$12,962

Non-covered OREO secured by residential real estate	$3,533	$6,155
Residential real estate loans in the foreclosure process(1)	2,731	4,561

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Note 5.	Allowance for Loan Losses

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

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company aggregates PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Waccamaw serviced home equity lines, Waccamaw residential, Waccamaw consumer, Peoples commercial, and Peoples residential. The Company closed the Waccamaw consumer loan pool during the first quarter of 2015 due to an insignificant remaining balance. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of June 30, 2015, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following tables present the aggregate activity in the allowance for loan losses in the periods indicated:

	Three Months Ended June 30, 2015
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$20,138	$114	$20,252
Provision for loan losses	276	—	276
Benefit attributable to the FDIC indemnification asset	—	—	—

Provision for (recovery of) loan losses charged to operations	276	—	276
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—
Charge-offs	(673)	—	(673)
Recoveries	403	—	403

Net charge-offs	(270)	—	(270)

Ending balance	$20,144	$114	$20,258

	Three Months Ended June 30, 2014
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$23,305	$493	$23,798
Provision for (recovery of) loan losses	1,216	(75)	1,141
Benefit attributable to the FDIC indemnification asset	—	138	138

Provision for loan losses charged to operations	1,216	63	1,279
Recovery of loan losses recorded through the FDIC indemnification asset	—	(138)	(138)
Charge-offs	(1,785)	—	(1,785)
Recoveries	757	—	757

Net charge-offs	(1,028)	—	(1,028)

Ending balance	$23,493	$418	$23,911

	Six Months Ended June 30, 2015
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$20,169	$58	$20,227
Provision for loan losses	1,366	56	1,422
Benefit attributable to the FDIC indemnification asset	—	(46)	(46)

Provision for loan losses charged to operations	1,366	10	1,376
Provision for loan losses recorded through the FDIC indemnification asset	—	46	46
Charge-offs	(2,251)	—	(2,251)
Recoveries	860	—	860

Net charge-offs	(1,391)	—	(1,391)

Ending balance	$20,144	$114	$20,258

	Six Months Ended June 30, 2014
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$23,322	$755	$24,077
Provision for (recovery of) loan losses	3,068	(337)	2,731
Benefit attributable to the FDIC indemnification asset	—	341	341

Provision for loan losses charged to operations	3,068	4	3,072
Recovery of loan losses recorded through the FDIC indemnification asset	—	(341)	(341)
Charge-offs	(4,001)	—	(4,001)
Recoveries	1,104	—	1,104

Net charge-offs	(2,897)	—	(2,897)

Ending balance	$23,493	$418	$23,911

The following table presents the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

	Three Months Ended June 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$13,054	$6,446	$638	$20,138
Provision for (recovery of) loan losses charged to operations	98	(99)	277	276
Loans charged off	(280)	(90)	(303)	(673)
Recoveries credited to allowance	123	211	69	403

Net chargeoffs	(157)	121	(234)	(270)

Ending balance	$12,995	$6,468	$681	$20,144

	Three Months Ended June 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$16,339	$6,393	$573	$23,305
Provision for (recovery of) loan losses charged to operations	1,436	(454)	234	1,216
Loans charged off	(1,231)	(255)	(299)	(1,785)
Recoveries credited to allowance	203	439	115	757

Net (charge-offs) recoveries	(1,028)	184	(184)	(1,028)

Ending balance	$16,747	$6,123	$623	$23,493

	Six Months Ended June 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	748	116	502	1,366
Loans charged off	(961)	(492)	(798)	(2,251)
Recoveries credited to allowance	198	355	307	860

Net chargeoffs	(763)	(137)	(491)	(1,391)

Ending balance	$12,995	$6,468	$681	$20,144

	Six Months Ended June 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$16,090	$6,597	$635	$23,322
Provision for loan losses charged to operations	2,653	31	384	3,068
Loans charged off	(2,281)	(965)	(755)	(4,001)
Recoveries credited to allowance	285	460	359	1,104

Net charge-offs	(1,996)	(505)	(396)	(2,897)

Ending balance	$16,747	$6,123	$623	$23,493

The following tables present the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

Three Months Ended June 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$—	$114	$—	$114
Provision for PCI loan losses	—	—	—	—
Benefit attributable to FDIC indemnification asset	—	—	—	—

Recovery of loan losses charged to operations	—	—	—	—
Provision for loan losses recorded through the FDIC indemnification asset	—	—	—	—

Ending balance	$—	$114	$—	$114

	Three Months Ended June 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
Beginning balance	$8	$485	$—	$493
Provision for (recovery of) PCI loan losses	8	(83)	—	(75)
Benefit attributable to FDIC indemnification asset	—	138	—	138

Provision for loan losses charged to operations	8	55	—	63
Recovery of loan losses recorded through the FDIC indemnification asset	—	(138)	—	(138)

Ending balance	$16	$402	$—	$418

	Six Months Ended June 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$37	$21	$—	$58
(Recovery of) provision for PCI loan losses	(37)	93	—	56
Benefit (provision) attributable to FDIC indemnification asset	29	(75)	—	(46)

(Recovery of) provision for loan losses charged to operations	(8)	18	—	10
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	75	—	46

Ending balance	$—	$114	$—	$114

	Six Months Ended June 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
Beginning balance	$77	$678	$—	$755
Recovery of PCI loan losses	(61)	(276)	—	(337)
Benefit attributable to FDIC indemnification asset	55	286	—	341

Recovery of loan losses charged to operations	(6)	10	—	4
Recovery of loan losses recorded through the FDIC indemnification asset	(55)	(286)	—	(341)

Ending balance	$16	$402	$—	$418

The following tables present the Company’s allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$46,459	$957
Commercial and industrial	—	—	83,086	495
Multi-family residential	—	—	96,735	1,621
Single family non-owner occupied	1,149	41	143,023	3,253
Non-farm, non-residential	14,227	1,657	453,276	4,774
Agricultural	—	—	1,898	14
Farmland	—	—	28,616	182

Total commercial loans	15,376	1,698	853,093	11,296
Consumer real estate loans
Home equity lines	—	—	128,823	1,288
Single family owner occupied	5,777	543	491,897	4,390
Owner occupied construction	356	—	37,252	247

Total consumer real estate loans	6,133	543	657,972	5,925
Consumer and other loans
Consumer loans	—	—	72,178	681
Other	—	—	7,472	—

Total consumer and other loans	—	—	79,650	681

Total loans, excluding PCI loans	$21,509	$2,241	$1,590,715	$17,902

	December 31, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$51,608	$1,151
Commercial and industrial	—	—	85,353	690
Multi-family residential	—	—	98,880	1,917
Single family non-owner occupied	833	45	135,223	3,183
Non-farm, non-residential	9,477	1,000	475,353	4,805
Agricultural	—	—	1,642	13
Farmland	—	—	30,233	206

Total commercial loans	10,310	1,045	878,292	11,965
Consumer real estate loans
Home equity lines	—	—	134,006	1,330
Single family owner occupied	5,738	437	489,820	4,498
Owner occupied construction	—	—	32,983	224

Total consumer real estate loans	5,738	437	656,809	6,052
Consumer and other loans
Consumer loans	—	—	69,429	670
Other	—	—	6,555	—

Total consumer and other loans	—	—	75,984	670

Total loans, excluding PCI loans	$16,048	$1,482	$1,611,085	$18,687

The following table presents the Company’s allowance for loan losses related to PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	June 30, 2015		December 31, 2014
(Amounts in thousands)	Loan Pools	Allowance for Loan Pools With Impairment	Loan Pools	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$11,873	$—	$13,392	$37
Waccamaw lines of credit	201	—	461	—
Peoples commercial	4,856	—	5,875	—
Other	1,307	—	1,358	—

Total commercial loans	18,237	—	21,086	37
Consumer real estate loans
Waccamaw serviced home equity lines	33,703	—	37,342	—
Waccamaw residential	1,933	94	2,638	—
Peoples residential	1,192	20	1,215	21

Total consumer real estate loans	36,828	114	41,195	21
Consumer and other loans
Waccamaw consumer(1)	—	—	2	—

Total loans	$55,065	$114	$62,283	$58

(1)	Closed during the first quarter of 2015.

Note 6.	FDIC Indemnification Asset

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Beginning balance	$26,053	$32,510	$27,900	$34,691
(Decrease) increase in estimated losses on covered loans	—	(138)	46	(341)
Increase in estimated losses on covered OREO	489	410	558	559
Reimbursable expenses from the FDIC	74	137	365	287
Net amortization	(1,846)	(936)	(3,411)	(2,070)
Reimbursements from the FDIC	(1,117)	(1,075)	(1,805)	(2,218)

Ending balance	$23,653	$30,908	$23,653	$30,908

Note 7.	Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2015	December 31, 2014
(Amounts in thousands)
Noninterest-bearing demand deposits	$424,438	$417,729
Interest-bearing deposits:
Interest-bearing demand deposits	329,583	353,874
Money market accounts	214,735	225,196
Savings deposits	313,268	300,282
Certificates of deposit	497,463	557,352
Individual retirement accounts	140,734	146,326

Total interest-bearing deposits	1,495,783	1,583,030

Total deposits	$1,920,221	$2,000,759

Note 8.	Borrowings

Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBS. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The following table presents the composition of borrowings as of the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	Weighted Average Rate(1)	Balance	Weighted Average Rate(1)
(Amounts in thousands)
Federal funds purchased	$—	0.00%	$—	0.34%
Securities sold under agreements to repurchase:
Retail	72,158	0.11%	71,742	0.13%
Wholesale	50,000	3.71%	50,000	3.71%

Total securities sold under agreements to repurchase	122,158		121,742
FHLB borrowings	65,000	4.04%	90,000	4.07%
Subordinated debt	15,464		15,464
Other debt	535		2,535

Total borrowings	$203,157		$229,741

(1)	Weighted average contractual rate

The following schedule presents the remaining contractual maturities of repurchase agreements, by type of collateral pledged, as of June 30, 2015:

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
(Amounts in thousands)
U.S. Agency securities	$53,724	$—	$—	$—	$53,724
Municipal securities	—	—	—	547	547
Mortgage-backed Agency securities	16,951	34	9	50,893	67,887

Total	$70,675	$34	$9	$51,440	$122,158

The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of June 30, 2015:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2015	$—	$—	$—
2016	25,000	—	25,000
2017	—	15,000	15,000
2018	—	—	—
2019	25,000	—	25,000
2020 and thereafter	—	50,000	50,000

	$50,000	$65,000	$115,000

Weighted average maturity (in years)	2.58	4.68	3.41

The FHLB may redeem callable advances at quarterly intervals after various lockout periods, which could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company prepaid $25 million of a FHLB convertible advance bearing an interest rate of 4.15% that is scheduled to mature in 2017 during the second quarter of 2015. The prepayment penalty associated with the $25 million FHLB debt repayment totaled $1.70 million.

The Company is required to pledge qualifying collateral to secure FHLB advances and letters of credit. As of June 30, 2015, the Company provided for two FHLB letters of credit to collateralize public unit deposits totaling $6.19 million. FHLB borrowings were secured by qualifying loans that totaled $971.00 million as June 30, 2015, and $980.63 million as of December 31, 2014. Unused borrowing capacity with the FHLB, net of FHLB letters of credit, totaled $441.37 million as of June 30, 2015.

Subordinated debt consists of Company-issued junior subordinated debentures (“Debentures”). The Company-issued Debentures totaling $15.46 million to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of June 30, 2015, and December 31, 2014.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. As of June 30, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

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

As of June 30, 2015, the Company’s derivative instruments consisted of IRLCs, forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The Company entered into a fourteen-year, $1.20 million notional interest rate swap agreement in March 2015, a fifteen-year, $4.37 million notional interest rate swap agreement in February 2014, and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The loan hedged by the October 2013 swap paid off in 2014 and the swap was terminated. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of June 30, 2015.

The following table presents the aggregate contractual or notional amounts of the Company’s derivative instruments as of the dates indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
(Amounts in thousands)	Notional or Contractual Amount	Notional or Contractual Amount	Notional or Contractual Amount
Derivatives designated as hedges:
Interest rate swaps	$5,412	$4,363	$7,920
Derivatives not designated as hedges:
IRLCs	4,425	1,391	2,664
Forward sale loan commitments	5,346	3,183	3,123

Total derivatives not designated as hedges	9,771	4,574	5,787

Total derivatives	$15,183	$8,937	$13,707

The following table presents the fair values of the Company’s derivative instruments as of the dates indicated:

	June 30, 2015		December 31, 2014		June 30, 2014
(Amounts in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$172	$—	$209	$—	$200
Derivatives not designated as hedges:
IRLCs	—	20	5	—	—	31
Forward sale loan commitments	20	—	—	5	31	—

Total derivities not designated as hedges	20	20	5	5	31	31

Total derivaties	$20	$192	$5	$214	$31	$231

The Company’s derivative and hedging activity had no effect on the Company’s consolidated statements of income for the three and six months ended June 30, 2015 or June 30, 2014.

Note 10.	Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Service cost	$34	$27	$67	$53
Interest cost	70	72	140	145
Amortization of losses	1	—	3	—
Amortization of prior service cost	47	46	94	93

Net periodic cost	$152	$145	$304	$291

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Service cost	$11	$6	$23	$11
Interest cost	14	11	27	23
Amortization of losses	15	—	30	—
Amortization of prior service cost	18	18	36	36

Net periodic cost	$58	$35	$116	$70

Note 11.	Accumulated Other Comprehensive Income

The following table presents the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(3,241)	$(1,350)	$(4,591)	$(9,645)	$(1,042)	$(10,687)
Other comprehensive (loss) gain before reclassifications	(1,791)	102	(1,689)	4,104	81	4,185
Reclassified from AOCI	133	(51)	82	(195)	(40)	(235)

Net comprehensive (loss) gain	(1,658)	51	(1,607)	3,909	41	3,950

Ending balance	$(4,899)	$(1,299)	$(6,198)	$(5,736)	$(1,001)	$(6,737)

	Six Months Ended June 30,
	2015			2014
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(4,266)	$(1,339)	$(5,605)	$(13,640)	$(1,100)	$(14,740)
Other comprehensive (loss) gain before reclassifications	(752)	142	(610)	8,236	179	8,415
Reclassified from AOCI	119	(102)	17	(332)	(80)	(412)

Net comprehensive (loss) gain	(633)	40	(593)	7,904	99	8,003

Ending balance	$(4,899)	$(1,299)	$(6,198)	$(5,736)	$(1,001)	$(6,737)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Income Statement
(Amounts in thousands)	2015	2014	2015	2014	Line Item Affected
Available-for-sale securities
Gains (losses) realized in net income	$213	$(59)	$190	$(14)	Net gain (loss) on sale of securities
Credit-related OTTI recognized in net income	—	(254)	—	(518)	Net impairment losses recognized in earnings

	213	(313)	190	(532)	Income before income taxes
Income tax effect	80	(118)	71	(200)	Income tax expense

	133	(195)	119	(332)	Net income
Employee benefit plans
Amortization of prior service cost	(65)	(64)	(130)	(129)	(1)
Amortization of losses	(16)	—	(33)	—	(1)

	(81)	(64)	(163)	(129)	Income before income taxes
Income tax effect	(30)	(24)	(61)	(49)	Income tax expense

	(51)	(40)	(102)	(80)	Net income

Reclassified from AOCI, net of tax	$82	$(235)	$17	$(412)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

Note 12.	Fair Value

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$32,127	$—	$32,127	$—
Municipal securities	132,999	—	132,999	—
Single issue trust preferred securities	48,345	—	48,345	—
Corporate securities	60,708	—	60,708	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	96,793	—	96,793	—
Equity securities	219	201	18	—

Total available-for-sale securities	$376,191	$201	$375,990	$—

Fair value loans	$5,099	$—	$5,099	$—

Deferred compensation assets	$3,539	$3,539	$—	$—

Derivative assets
Forward sale loan commitments	$20	$—	$20	$—

Total derivative assets	$40	$—	$40	$—

Deferred compensation liabilities	$3,539	$3,539	$—	$—

Derivative liabilities
Interest rate swaps	$172	$—	$172	$—
IRLCs	20	—	20	—

Total derivative liabilities	$212	$—	$212	$—

	December 31, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$33,598	$—	$33,598	$—
Municipal securities	138,915	—	138,915	—
Single issue trust preferred securities	46,137	—	46,137	—
Corporate securities	5,109	—	5,109	—
Agency MBS	102,119	—	102,119	—
Equity securities	239	221	18	—

Total available-for-sale securities	$326,117	$221	$325,896	$—

Fair value loans	$3,406	$—	$3,406	$—

Deferred compensation assets	$3,380	$3,380	$—	$—

Derivative assets
IRLCs	$5	$—	$5	$—

Total derivative assets	$5	$—	$5	$—

Deferred compensation liabilities	$3,380	$3,380	$—	$—

Derivative liabilities
Interest rate swaps	$209	$—	$209	$—
Forward sale loan commitments	5	—	5	—

Total derivative liabilities	$214	$—	$214	$—

There were no changes in valuation techniques during the six months ended June 30, 2015 or 2014. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers into or out of Level 3 of the fair value hierarchy during the six months ended June 30, 2015, or June 30, 2014.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	June 30, 2015
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$9,126	—	—	$9,126
OREO, not covered by loss share agreements	3,312	—	—	3,312
OREO, covered by loss share agreements	2,410	—	—	2,410

	December 31, 2014
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$6,480	—	—	$6,480
OREO, not covered by loss share agreements	5,462	—	—	5,462
OREO, covered by loss share agreements	5,247	—	—	5,247

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Range (Weighted Average)
	Technique	Input	June 30, 2015	December 31, 2014

Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	0% to 66% (25%)	1% to 33% (22%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 60% (21%)	10% to 47% (26%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments (2)	11% to 46% (41%)	10% to 52% (44%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2015
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$92,602	$92,602	$92,602	$—	$—
Available-for-sale securities	376,191	376,191	201	375,990	—
Held-to-maturity securities	72,652	72,879	—	72,879	—
Loans held for sale	913	930	—	930	—
Loans held for investment less allowance	1,647,031	1,684,342	—	5,271	1,679,071
FDIC indemnification asset	23,653	13,597	—	—	13,597
Accrued interest receivable	6,119	6,119	—	6,119	—
Derivative financial assets	20	20	—	20	—
Deferred compensation assets	3,539	3,539	3,539	—	—

Liabilities
Demand deposits	$424,438	$424,438	$—	$424,438	$—
Interest-bearing demand deposits	329,583	329,583	—	329,583	—
Savings deposits	528,003	528,003	—	528,003	—
Time deposits	638,197	637,691	—	637,691	—
Securities sold under agreements to repurchase	122,158	123,073	—	123,073	—
Accrued interest payable	1,431	1,431	—	1,431	—
FHLB and other borrowings	80,999	87,371	—	87,371	—
Derivative financial liabilities	192	192	—	192	—
Deferred compensation liabilities	3,539	3,539	3,539	—	—

	December 31, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$237,660	$237,660	$237,660	$—	$—
Available-for-sale securities	326,117	326,117	221	325,896	—
Held-to-maturity securities	57,948	57,889	—	57,889	—
Loans held for sale	1,792	1,790	—	1,790	—
Loans held for investment less allowance	1,669,189	1,738,553	—	3,406	1,735,147
FDIC indemnification asset	27,900	18,040	—	—	18,040
Accrued interest receivable	6,315	6,315	—	6,315	—
Derivative financial assets	5	5	—	5	—
Deferred compensation assets	3,380	3,380	3,380	—	—

Liabilities
Demand deposits	$417,729	$417,729	$—	$417,729	$—
Interest-bearing demand deposits	353,874	353,874	—	353,874	—
Savings deposits	525,478	525,478	—	525,478	—
Time deposits	703,678	704,590	—	704,590	—
Securities sold under agreements to repurchase	121,742	123,114	—	123,114	—
Accrued interest payable	1,668	1,668	—	1,668	—
FHLB and other borrowings	107,999	116,599	—	116,599	—
Derivative financial liabilities	214	214	—	214	—
Deferred compensation liabilities	3,380	3,380	3,380	—	—

Note 13.	Litigation, Commitments and Contingencies

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	June 30, 2015	December 31, 2014
(Amounts in thousands)
Commitments to extend credit	$213,408	$236,471
Commitments related to secondary market mortgage loans	4,425	1,391
Standby letters of credit and financial guarantees	3,064	3,581

Total off-balance sheet risk	$220,897	$241,443

Reserve for unfunded commitments	$326	$326

The Company provided for letters of credit with the FHLB totaling $6.19 million as of June 30, 2015, and $6.18 million as of December 31, 2014. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

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

Company Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates fifty-two banking locations under the name First Community Bank in West Virginia, Virginia, and North Carolina and under the trade name People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $717 million as of June 30, 2015. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, which operates eleven locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.49 billion as of June 30, 2015. Our common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Performance Overview

Highlights of our results of operations for the quarter and six months ended June 30, 2015, and financial condition as of June 30, 2015, include the following:

•	The Company prepaid an additional $25 million in Federal Home Loan Bank convertible advances during the second quarter. The prepayment was in keeping with the Company’s strategic goal of reducing high cost wholesale debt.

•	The Company repurchased 345,173 common shares during the second quarter, bringing total repurchased shares to 684,407 during the first half of 2015.

•	Asset quality metrics continue to be favorable as non-covered nonaccrual loans decreased $1.53 million, or 8.75% in the second quarter of 2015 compared to the same quarter of the prior year.

•	Net charge-offs decreased $758 thousand, or 73.74%, and the ratio of annualized net charge-offs to average non-covered loans improved 19 basis points to 0.07% for the second quarter of 2015 compared to the same quarter of 2014.

•	The Company significantly exceeds regulatory “well capitalized” targets as of June 30, 2015.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		Increase	% Change	Increase	% Change
	2015	2014	2015	2014	(Decrease)		(Decrease)
(Amounts in thousands, except per share data)
Net income	$6,175	$7,007	$12,133	$12,732	$(832)	-11.87%	$(599)	-4.70%
Net income available to common shareholders	6,175	6,780	12,028	12,277	(605)	-8.92%	(249)	-2.03%

Basic earnings per common share	0.33	0.37	0.64	0.67	(0.04)	-10.81%	(0.03)	-4.48%
Diluted earnings per common share	0.33	0.36	0.64	0.65	(0.03)	-8.33%	(0.01)	-1.54%

Return on average assets	0.98%	1.06%	0.94%	0.96%	-0.08%	-7.55%	-0.02%	-2.08%
Return on average common equity	7.11%	8.38%	6.92%	7.71%	-1.27%	-15.16%	-0.79%	-10.25%

Three-Month Comparison. Net income decreased in the second quarter of 2015 compared to the same quarter of the prior year primarily due to a $998 thousand decrease in net interest income and $2.13 million increase in noninterest expense, offset by a $1.00 million decrease in the provision for loan losses, $533 thousand increase in noninterest income, and $756 thousand decrease in income tax.

Six-Month Comparison. Net income decreased in the first six months of 2015 compared to the same period of the prior year primarily due to a $2.18 million decrease in net interest income and $726 thousand increase in noninterest expense, offset by a $1.70 million decrease in the provision for loan losses, $135 thousand increase in noninterest income, and $480 thousand decrease in income tax.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 72.14% of total net interest and noninterest income in the second quarter of 2015 compared to 74.37% in the same quarter of 2014. Net interest income comprised 73.68% of total net interest and noninterest income in the first six months of 2015 compared to 74.82% in the same period of 2014.

Net interest income is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 35%. We believe this measure to be the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet.

The following tables present our average consolidated balance sheets, as of the dates indicated, and the net interest analysis, on a FTE basis, in the periods indicated:

	Three Months Ended June 30,
	2015			2014
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)	$1,671,476	$21,862	5.25%	$1,748,048	$23,467	5.38%
Securities available-for-sale	362,366	2,418	2.68%	428,111	3,239	3.03%
Securities held-to-maturity	72,742	196	1.08%	12,767	39	1.23%
Interest-bearing deposits	120,025	80	0.27%	49,325	47	0.38%

Total earning assets	2,226,609	24,556	4.42%	2,238,251	26,792	4.80%
Other assets	311,437			334,279

Total assets	$2,538,046			$2,572,530

Liabilities
Interest-bearing deposits
Demand deposits	$340,517	$51	0.06%	$372,536	$52	0.06%
Savings deposits	538,717	101	0.08%	524,539	128	0.10%
Time deposits	655,243	1,410	0.86%	697,326	1,655	0.95%

Total interest-bearing deposits	1,534,477	1,562	0.41%	1,594,401	1,835	0.46%
Borrowings
Retail repurchase agreements	70,328	17	0.10%	61,458	24	0.16%
Wholesale repurchase agreements	50,000	468	3.75%	50,000	468	3.75%
FHLB advances and other borrowings	86,592	862	3.99%	166,087	1,698	4.10%

Total borrowings	206,920	1,347	2.61%	277,545	2,190	3.16%

Total interest-bearing liabilities	1,741,397	2,909	0.67%	1,871,946	4,025	0.86%

Noninterest-bearing demand deposits	428,442			344,485
Other liabilities	20,072			16,490

Total liabilities	2,189,911			2,232,921
Stockholders’ equity	348,135			339,609

Total liabilities and stockholders’ equity	$2,538,046			$2,572,530

Net interest income, FTE		$21,647			$22,767

Net interest rate spread			3.75%			3.94%

Net interest margin			3.90%			4.08%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Six Months Ended June 30,
	2015			2014
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)	$1,674,778	$43,816	5.28%	$1,733,061	$46,359	5.39%
Securities available-for-sale	346,792	4,831	2.81%	463,783	7,047	3.06%
Securities held-to-maturity	69,351	382	1.11%	7,098	54	1.53%
Interest-bearing deposits	164,201	213	0.26%	37,924	77	0.41%

Total earning assets	2,255,122	49,242	4.40%	2,241,866	53,537	4.82%
Other assets	315,126			340,117

Total assets	$2,570,248			$2,581,983

Liabilities
Interest-bearing deposits
Demand deposits	$346,099	$104	0.06%	$371,286	$106	0.06%
Savings deposits	532,740	206	0.08%	527,270	265	0.10%
Time deposits	676,519	2,982	0.89%	705,817	3,352	0.96%

Total interest-bearing deposits	1,555,358	3,292	0.43%	1,604,373	3,723	0.47%
Borrowings
Federal funds purchased	—	—	—	1,763	3	0.34%
Retail repurchase agreements	69,097	38	0.11%	64,391	51	0.16%
Wholesale repurchase agreements	50,000	931	3.75%	50,000	931	3.75%
FHLB advances and other borrowings	96,551	1,907	3.98%	166,087	3,375	4.10%

Total borrowings	215,648	2,876	2.69%	282,241	4,360	3.12%

Total interest-bearing liabilities	1,771,006	6,168	0.70%	1,886,614	8,083	0.87%

Noninterest-bearing demand deposits	427,881			340,550
Other liabilities	20,696			18,692

Total liabilities	2,219,583			2,245,856
Stockholders’ equity	350,665			336,127

Total liabilities and stockholders’ equity	$2,570,248			$2,581,983

Net interest income, FTE		$43,074			$45,454

Net interest rate spread			3.70%			3.95%

Net interest margin			3.85%			4.09%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact on FTE net interest income resulting from changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), in the periods indicated:

	Three Months Ended June 30, 2015 Compared to 2014 Dollar Increase (Decrease) due to				Six Months Ended June 30, 2015 Compared to 2014 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on:
Loans(1)	$(1,028)	$(603)	$26	$(1,605)	$(1,559)	$(1,018)	$34	$(2,543)
Securities available-for-sale(1)	(497)	(382)	58	(821)	(1,778)	(586)	148	(2,216)
Securities held-to-maturity(1)	183	(5)	(21)	157	474	(15)	(131)	328
Interest-bearing deposits with other banks	67	(14)	(20)	33	256	(28)	(92)	136

Total interest earning assets	(1,275)	(1,004)	43	(2,236)	(2,607)	(1,647)	(41)	(4,295)

Interest paid on:
Demand deposits	(4)	4	(1)	(1)	(7)	6	(1)	(2)
Savings deposits	3	(30)	—	(27)	3	(61)	(1)	(59)
Time deposits	(100)	(154)	9	(245)	(139)	(241)	10	(370)
Federal funds purchased	—	—	—	—	(3)	—	—	(3)
Retail repurchase agreements	3	(9)	(1)	(7)	4	(16)	(1)	(13)
Wholesale repurchase agreements	—	—	—	—	—	—	—	—
FHLB advances and other borrowings	(813)	(45)	22	(836)	(1,413)	(95)	40	(1,468)

Total interest-bearing liabilities	(911)	(234)	29	(1,116)	(1,555)	(407)	47	(1,915)

Change in net interest income(1)	$(364)	$(770)	$14	$(1,120)	$(1,052)	$(1,240)	$(88)	$(2,380)

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table reconciles net interest income, as presented in our consolidated statements of income, and net interest income on a FTE basis, in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Amounts in thousands)
Net interest income, GAAP	$21,070	$22,068	$41,909	$44,093
FTE adjustment(1)	577	699	1,165	1,361

Net interest income, FTE(1)	$21,647	$22,767	$43,074	$45,454

(1)	The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 35%.

The interest and the average yield on loans include accretion income from acquired loan portfolios. The following tables present our average consolidated balance sheets, as of the dates indicated, and net interest analysis, on a FTE basis excluding the impact of non-cash purchase accounting accretion, in the periods indicated:

	Three Months Ended June 30,
	2015		2014
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$21,863	5.25%	$23,467	5.38%
Accretion income	2,416		2,789
Less: cash accretion income	1,134		1,247

Non-cash accretion income	1,282		1,542

Loans, excluding non-cash accretion	20,581	4.94%	21,925	5.03%
Other earning assets	2,693	1.95%	3,325	2.72%

Total earning assets	23,274	4.19%	25,250	4.52%
Total interest-bearing liabilities	2,909	0.67%	4,025	0.86%

Net interest income, tax equivalent	$20,365		$21,225

Net interest rate spread, less non-cash accretion		3.52%		3.66%

Net interest margin, less non-cash accretion		3.67%		3.80%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Six Months Ended June 30,
	2015		2014
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$43,816	5.28%	$46,359	5.39%
Accretion income	5,255		5,912
Less: cash accretion income	2,230		1,848

Non-cash accretion income	3,025		4,064

Loans, excluding non-cash accretion	40,791	4.91%	42,295	4.92%
Other earning assets	5,425	1.89%	7,178	2.84%

Total earning assets	46,216	4.13%	49,473	4.45%
Total interest-bearing liabilities	6,167	0.70%	8,083	0.86%

Net interest income, tax equivalent	$40,049		$41,390

Net interest rate spread, less non-cash accretion		3.43%		3.59%

Net interest margin, less non-cash accretion		3.58%		3.73%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

Three-Month Comparison. Net interest income under GAAP decreased $998 thousand or 4.52%, and net interest income on a FTE basis decreased $1.12 million, or 4.92%, in the second quarter of 2015 compared to the same quarter of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 19 basis point decrease in the net interest rate spread and an 18 basis point decrease in the net interest margin.

Loan interest accretion totaled $2.42 million in the second quarter of 2015, of which $1.13 million was received in cash, compared to $2.79 million in the same quarter of the prior year, of which $1.25 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 9 basis points, compared to a decrease of 13 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 13 basis points compared to a decrease of 18 basis points under GAAP. We expect the purchase accounting interest accretion to continue to decline in future periods due to acquired portfolio attrition.

Average earning assets decreased $11.64 million, or 0.52%, in the second quarter of 2015 compared to the same quarter of the prior year primarily due to decreases in the average covered loan portfolio and securities available for sale. The yield on earning assets decreased 38 basis points, which was largely due to a decrease in the average balance and yield of available-for-sale securities. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

As of June 30, 2015, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities decreased $130.55 million, or 6.97%, in the second quarter of 2015 compared to the same quarter of the prior year, primarily due to the prepayment of FHLB advances and the decline in average interest-bearing demand and time deposit balances. We prepaid $25 million of a FHLB convertible advance with an interest rate of 4.15% during the second quarter of 2015. The yield on interest-bearing liabilities decreased 19 basis points, which was largely due to a 55 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $59.92 million, or 3.76%, which was driven by a $42.08 million, or 6.03%, decrease in average time deposits and a $32.02 million, or 8.59%, decrease in interest-bearing demand deposits offset by a $14.18 million, or 2.70%, increase in savings deposits, which include money market and savings accounts. Average borrowings decreased $70.63 million, or 25.45%, which was driven by a $79.50 million, or 47.86%, decrease in FHLB and other borrowings.

Six-Month Comparison. Net interest income under GAAP decreased $2.18 million, or 4.95%, and FTE net interest income decreased $2.38 million, or 5.24%, in the first six months of 2015 compared to the same period of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 25 basis point decrease in the net interest rate spread and a 24 basis point decrease in the net interest margin.

Loan interest accretion totaled $5.26 million in the first six months of 2015, of which $2.23 million was received in cash, compared to $5.91 million in the same period of the prior year, of which $1.85 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 1 basis point, compared to a decrease of 11 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 15 basis points compared to a decrease of 24 basis points under GAAP. We expect the purchase accounting interest accretion to continue to decline in future periods due to acquired portfolio attrition.

Average earning assets increased $13.26 million, or 0.59%, in the first six months of 2015 compared to the same period of the prior year primarily due to increases in interest-bearing deposits held with other financial institutions and securities held to maturity. The yield on earning assets decreased 42 basis points, which was largely due to a decrease in the average balance and yield of available-for-sale securities and loans. During the first six months of 2015, we continued purchasing low-yield, short-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

Average interest-bearing liabilities decreased $115.61 million, or 6.13%, in the first six months of 2015 compared to the same period of the prior year, primarily due to the prepayment of FHLB advances and the decline in average interest-bearing demand and time deposit balances. The yield on interest-bearing liabilities decreased 17 basis points, which was largely due to a 43 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $49.02 million, or 3.06%, which was driven by a $29.30 million, or 4.15%, decrease in average time deposits and a $25.19 million, or 6.78%, decrease in interest-bearing demand deposits offset by a $5.47 million, or 1.04%, increase in savings deposits, which include money market and savings accounts. Average borrowings decreased $66.59 million, or 23.59%, which was driven by a $69.54 million, or 41.87%, decrease in FHLB and other borrowings.

Provision for Loan Losses

Three-Month Comparison. The provision for loan losses is added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations decreased $1.00 million to $276 thousand in the second quarter of 2015 compared to the same quarter of the prior year. The decrease was due to significantly lower charge offs in recent quarters and lower average historical loss rates. The PCI loan portfolio recognized no provision in the second quarter of 2015.

Six-Month Comparison. The provision charged to operations decreased $1.70 million to $1.38 million in the first six months of 2015 compared to the same period of the prior year. The decrease was due to significantly lower charge offs in recent quarters and lower average historical loss rates. The PCI loan portfolio recognized a provision of $56 thousand in the first six months of 2015, resulting in a $46 thousand provision recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and a $10 thousand provision charged to operations. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 27.86% of total net interest and noninterest income in the second quarter of 2015 compared to 25.63% in the same quarter of the prior year. Noninterest income comprised 26.32% of total net interest and noninterest income in the first six months of 2015 compared to 25.18% in the same period of the prior year. The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended		Six Months Ended
					Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2015	2014	2015	2014
(Amounts in thousands)
Wealth management	$775	$718	$1,441	$1,726	$57	7.94%	$(285)	-16.51%
Service charges on deposit accounts	3,507	3,423	6,410	6,493	84	2.45%	(83)	-1.28%
Other service charges and fees	2,005	1,850	4,013	3,621	155	8.38%	392	10.83%
Insurance commissions	1,559	1,454	3,686	3,418	105	7.22%	268	7.84%
Net impairment loss	—	(254)	—	(518)	254	-100.00%	518	-100.00%
Net gain (loss) on sale of securities	213	(59)	190	(14)	272	-461.02%	204	-1457.14%
Net FDIC indemnification asset amortization	(1,846)	(936)	(3,411)	(2,070)	(910)	97.22%	(1,341)	64.78%
Other operating income	1,924	1,408	2,644	2,182	516	36.65%	462	21.17%

Noninterest income	$8,137	$7,604	$14,973	$14,838	$533	7.01%	$135	0.91%

Three-Month Comparison. Noninterest income increased $533 thousand, or 7.01%, in the second quarter of 2015 compared to the same quarter of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, increased as a result of an increase in FCWM income. Service charges on deposit accounts and other charges and fees increased primarily from an increase in monthly service charges on checking accounts and debit card income, offset by a decrease in insufficient fee income. Insurance commissions increased largely due to an increase in contingency profit-sharing revenue income. In the second quarter of 2015, we realized a net gain of $213 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $1.85 million as a result of improved loss estimates and payoffs in the covered Waccamaw loan portfolio. Other operating income increased primarily due to a $1.14 million after tax death benefit from the maturity of a bank-owned life insurance policy offset by a $536 thousand bank owned life insurance benefit recognized in the same quarter of the prior year.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, and death benefits from bank owned life insurance policies, noninterest income increased $310 thousand, or 3.73%, to $8.63 million in the second quarter of 2015, compared with $8.32 million in the same quarter of the prior year.

Six-Month Comparison. Noninterest income increased $135 thousand, or 0.91%, in the first six months of 2015 compared to the same period of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased as a result of higher estate settlement fees earned in the same period of the prior year. Service charges on deposit accounts and other charges and fees increased primarily from an increase in monthly service charges on checking accounts and debit card income, offset by a decrease in insufficient fee income. Insurance commissions increased largely due to an increase in contingency profit-sharing revenue income. In the first six months of 2015, we realized a net gain of $190 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net amortization related to the FDIC indemnification asset of $3.41 million as a result of improved loss estimates and payoffs in the covered Waccamaw loan portfolio. Other operating income increased primarily due to activity related to bank-owned life insurance policies.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, and death benefits from bank owned life insurance policies, noninterest income decreased $1.19 million, or 8.05%, to $13.64 million in the first six months of 2015, compared with $14.83 million in the same period of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended		Six Months Ended
					Increase (Decrease)	% Change	Increase (Decrease)	% Change
	2015	2014	2015	2014
(Amounts in thousands)
Salaries and employee benefits	$9,693	$10,043	$19,386	$19,948	$(350)	-3.49%	$(562)	-2.82%
Occupancy of bank premises	1,427	1,578	2,961	3,356	(151)	-9.57%	(395)	-11.77%
Furniture and equipment	1,358	1,205	2,595	2,399	153	12.70%	196	8.17%
Amortization of intangible assets	279	178	556	353	101	56.74%	203	57.51%
FDIC premiums and assessments	389	458	804	892	(69)	-15.07%	(88)	-9.87%
FHLB debt prepayment	1,702	—	1,702	—	1,702	—	1,702	—
Merger, acquisition, and divestiture	—	—	86	—	—	—	86	—
Other operating expense	5,441	4,701	9,979	10,395	740	15.74%	(416)	-4.00%

Total noninterest expense	$20,289	$18,163	$38,069	$37,343	$2,126	11.71%	$726	1.94%

Three-Month Comparison. Noninterest expense increased $2.13 million, or 11.71%, in the second quarter of 2015 compared to the same quarter of the prior year. Full-time equivalent employees, calculated using the number of hours worked, decreased to 677 as of June 30, 2015, from 707 as of June 30, 2014. The reduction in full-time equivalent employees was primarily due to net branch divestiture activity that occurred during the fourth quarter of 2014. Occupancy, furniture, and equipment expense remained relatively stable in the second quarter of 2015 compared to the same quarter of the prior year. We prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.15% interest rate during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. The increase in other operating expense included a $213 thousand branch property write-down and an increase in the net loss on sales and expenses related to OREO of $161 thousand to $415 thousand in the second quarter of 2015 compared to $254 thousand in the same quarter of the prior year.

Six-Month Comparison. Noninterest expense increased $726 thousand, or 1.94%, in the first six months of 2015 compared to the same period of the prior year. Occupancy, furniture, and equipment expense decreased $199 thousand, or 3.46%, in the first six months of 2015, which was primarily due to the branch divestiture activity that occurred during the fourth quarter of 2014. Acquisition and divestiture expense totaled $86 thousand in the first six months of 2015, which was related to branch acquisition and divestiture activity that occurred in the fourth quarter of 2014. We prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.15% interest rate during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. The decrease in other operating expense included a $528 thousand decrease in legal expense and a $157 thousand decrease in problem loan expense offset by a $213 thousand branch property write-down. Other operating expenses also included a decrease in the net loss on sales and expenses related to OREO of $369 thousand to $743 thousand in the first six months of 2015 compared to $1.11 million in the same period of the prior year.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense decreased $756 thousand, or 23.46%, and the effective rate decreased 296 basis points to 28.55% in the second quarter of 2015 compared to the same quarter of the prior year. The decrease in the effective tax rate was largely due to the tax exempt nature of the death benefit received. Income tax expense decreased $480 thousand, or 8.30%, and the effective rate decreased 83 basis points to 30.41% in the first six months of 2015 compared to the same period of the prior year. The decrease in the effective tax rate was largely due to the tax exempt nature of the death benefit received.

Financial Condition

Total assets were $2.49 billion as of June 30, 2015, a decrease of $116.14 million, or 4.45%, compared with $2.61 billion as of December 31, 2014. Total liabilities were $2.15 billion as of June 30, 2015, a decrease of $109.33 million, or 4.85%, compared with $2.26 billion as of December 31, 2014. Our book value per common share was $18.48 as of June 30, 2015, an increase of $0.42, or 2.33%, compared with $18.06 as of December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2015, decreased $143.85 million, or 73.07%, compared to December 31, 2014. The decrease was primarily due to the deployment of liquidity to redeem our convertible preferred shares, repurchase common stock, purchase investment securities to provide the funding necessary to extinguish certain borrowings as they come due, and establish a short-term investment portfolio.

Investment Securities

Available-for-sale securities as of June 30, 2015, increased $50.07 million, or 15.35%, compared to December 31, 2014. The market value of securities available for sale as a percentage of amortized cost was 97.96% as of June 30, 2015, compared to 97.95% as of December 31, 2014. Held-to-maturity securities as of June 30, 2015, increased $14.70 million, or 25.37%, compared to December 31, 2014, due to the purchase of low-yield, short-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 100.31% as of June 30, 2015, compared with 99.90% as of December 31, 2014.

Investment securities are reviewed quarterly for possible OTTI. We recognized no credit-related OTTI charges in earnings associated with debt securities beneficially owned for the three months ended June 30, 2015, compared to $254 thousand for the same period of 2014. We recongnized no credit-related OTTI charges in earnings associated with debt securities beneficially owned for the six months ended June 30, 2015, compared to $486 thousand for the same period of 2014. These charges were related to a non-Agency mortgage-backed security that was sold in November 2014. We recognized no OTTI charges in earnings associated with equity securities for the three months ended June 30, 2015 or June 30, 2014. We recognized no OTTI charges in earnings associated with equity securities for the six months ended June 30, 2015, compared to $32 thousand for the six months ended June 30, 2014. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Sale

Loans held for sale as of June 30, 2015, decreased $879 thousand, or 49.05%, compared to June 30, 2014. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments to originate mortgage loans in the secondary market totaled $4.43 million for 31 commitments as of June 30, 2015, and $1.39 million for 9 commitments as of December 31, 2014.

Loans Held for Investment

Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. Loans held for investment as of June 30, 2015, decreased $22.13 million, or 1.31%, compared to December 31, 2014. The non-covered loan portfolio decreased $2.52 million, or 0.16%, compared to December 31, 2014. The decrease was primarily due to several large payoffs in the Eastern Virginia Region coupled with moderate loan growth across the remainder of the portfolio. The covered loan portfolio as of June 30, 2015, decreased $19.61 million, or 16.04%, compared to December 31, 2014, due to continued runoff in the covered Waccamaw portfolio. The average loan to deposit ratio was 84.45% for the six months ended June 30, 2015, compared to 89.11% for the same period of 2014. See Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated:

	June 30, 2015		December 31, 2014		June 30, 2014
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$39,854	2.39%	$41,271	2.44%	$44,653	2.54%
Commercial and industrial	82,121	4.93%	83,099	4.92%	94,359	5.36%
Multi-family residential	96,235	5.77%	97,480	5.77%	88,456	5.02%
Single family non-owner occupied	144,639	8.67%	135,171	8.00%	141,376	8.04%
Non-farm, non-residential	458,325	27.49%	473,906	28.05%	498,096	28.31%
Agricultural	1,863	0.11%	1,599	0.09%	2,443	0.14%
Farmland	27,945	1.68%	29,517	1.75%	32,396	1.84%

Total commercial loans	850,982	51.04%	862,043	51.02%	901,779	51.25%
Consumer real estate loans
Home equity lines	107,961	6.48%	110,957	6.57%	112,621	6.40%
Single family owner occupied	488,712	29.31%	485,475	28.74%	490,626	27.89%
Owner occupied construction	37,434	2.24%	32,799	1.94%	40,212	2.29%

Total consumer real estate loans	634,107	38.03%	629,231	37.25%	643,459	36.58%
Consumer and other loans
Consumer loans	72,094	4.32%	69,347	4.10%	74,100	4.21%
Other	7,472	0.45%	6,555	0.39%	7,369	0.42%

Total consumer and other loans	79,566	4.77%	75,902	4.49%	81,469	4.63%

Non-covered loans held for investment	1,564,655	93.84%	1,567,176	92.76%	1,626,707	92.46%
Covered loans	102,634	6.16%	122,240	7.24%	132,717	7.54%

Total loans held for investment	1,667,289	100.00%	1,689,416	100.00%	1,759,424	100.00%
Allowance for loan losses	20,258		20,227		23,911

Total loans held for investment, less allowance	$1,647,031		$1,669,189		$1,735,513

Loans held for sale	$913		$1,792		$459

The following table presents covered loans disaggregated by class as of the periods indicated:

(Amounts in thousands)	June 30, 2015	December 31, 2014	June 30, 2014
Covered loans held for investment
Commercial loans
Construction, development, and other land	$9,000	$13,100	$15,043
Commercial and industrial	1,449	2,662	2,855
Multi-family residential	848	1,584	1,662
Single family non-owner occupied	4,138	5,918	6,443
Non-farm, non-residential	21,404	25,317	27,478
Agricultural	35	43	153
Farmland	671	716	803

Total commercial loans	37,545	49,340	54,437
Consumer real estate loans
Home equity lines	54,565	60,391	64,260
Single family owner occupied	10,253	11,968	13,534
Owner occupied construction	186	453	385

Total consumer real estate loans	65,004	72,812	78,179
Consumer and other loans
Consumer loans	85	88	101

Covered loans held for investment	$102,634	$122,240	$132,717

Risk Elements

Nonperforming assets consist of loans accounted for on a nonaccrual basis, accruing loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. See Note 4, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report. The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	June 30, 2015	December 31, 2014	June 30, 2014
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$15,936	$10,556	$17,464
Accruing loans past due 90 days or more	—	—	—
TDRs(1)	—	2,726	1,877

Total nonperforming loans	15,936	13,282	19,341
Non-covered OREO	7,434	6,638	5,693

Total nonperforming assets	$23,370	$19,920	$25,034

Covered nonperforming
Nonaccrual loans	$1,062	$2,438	$955
Accruing loans past due 90 days or more	—	—	109

Total nonperforming loans	1,062	2,438	1,064
Covered OREO	5,382	6,324	8,814

Total nonperforming assets	$6,444	$8,762	$9,878

Total nonperforming
Nonaccrual loans	$16,998	$12,994	$18,419
Accruing loans past due 90 days or more	—	—	109
TDRs(1)	—	2,726	1,877

Total nonperforming loans	16,998	15,720	20,405
OREO	12,816	12,962	14,507

Total nonperforming assets	$29,814	$28,682	$34,912

Additional Information
Performing TDRs(2)	$13,841	$11,808	$11,029
Total TDRs(3)	13,841	14,534	12,906

Non-covered ratios
Nonperforming loans to total loans	1.02%	0.85%	1.19%
Nonperforming assets to total assets	0.98%	0.80%	1.03%
Non-PCI allowance to nonperforming loans	126.41%	151.85%	121.47%
Non-PCI allowance to total loans	1.29%	1.29%	1.44%

Total ratios
Nonperforming loans to total loans	1.02%	0.93%	1.16%
Nonperforming assets to total assets	1.20%	1.10%	1.36%
Allowance for loan losses to nonperforming loans	119.18%	128.67%	117.18%
Allowance for loan losses to total loans	1.22%	1.20%	1.36%

(1)	TDRs not performing or restructured within the past six months, excludes nonaccrual TDRs of $356 thousand, $306 thousand and $675 thousand for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excludes nonaccrual TDRs of $312 thousand, $248 thousand, and $1.49 million for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014, respectively.
(3)	Perfoming and nonperforming TDRs, excludes nonaccrual TDRs of $668 thousand, $554 thousand, and $2.17 million for the periods ended June 30, 2015, December 31, 2014, and June 30, 2014, respectively.

Non-covered nonperforming assets as of June 30, 2015, increased $3.45 million, or 17.32%, from December 31, 2014, and decreased $1.66 million, or 6.65%, from June 30, 2014. Non-covered nonperforming assets as a percentage of total non-covered assets were 0.98% as of June 30, 2015, 0.80% as of December 31, 2014, and 1.03% as of June 30, 2014.

Non-covered nonaccrual loans as of June 30, 2015, increased $5.38 million, or 50.97%, from December 31, 2014, and decreased $1.53 million, or 8.75%, from June 30, 2014. As of June 30, 2015, non-covered nonaccrual loans were largely attributed to the following loan classes: non-farm, non-residential (42.70%) and single family owner occupied (41.31%) . As of June 30, 2015, approximately $196 thousand, or 1.23%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2015, decreased $693 thousand, or 4.77%, from December 31, 2014, and increased $935 thousand, or 7.24%, from June 30, 2014. There were no nonperforming accruing TDRs as of June 30, 2015, compared to $2.73 million, or 18.76% of total accruing TDRs, as of December 31, 2014, and $1.88 million, or 14.54% of total accruing TDRs, as of June 30, 2014. The allowance for loan losses attributed to TDRs totaled $478 thousand as of June 30, 2015, $475 thousand as of December 31, 2014, and $1.77 million as of June 30, 2014.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. There were no non-covered accruing loans contractually past due 90 days or more as of June 30, 2015, December 31, 2014, or June 30, 2014. There were no covered accruing loans contractually past due 90 days or more as of June 30, 2015, or December 31, 2014. Covered accruing loans contractually past due 90 days or more totaled $109 thousand as of June 30, 2014.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $21.76 million as of June 30, 2015, a decrease of $219 thousand, or 1.00%, compared with December 31, 2014, and a decrease of $5.36 million, or 19.76%, compared with June 30, 2014. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.39% as of June 30, 2015, which is attributed to loans 30 to 89 days past due of 0.37% and nonaccrual loans of 1.02%. Non-covered nonperforming loans, comprised of nonaccrual loans and nonperforming and unseasoned TDRs, as a percentage of total non-covered loans were 1.02% as of June 30, 2015, 0.85% at December 31, 2014, and 1.19% at June 30, 2014.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $796 thousand, or 11.99%, as of June 30, 2015, compared with December 31, 2014, and increased $1.74 million, or 30.58%, as of June 30, 2014. As of June 30, 2015, non-covered OREO consisted of 68 properties with an average holding period of 9 months. The net loss on the sale of OREO totaled $242 thousand in the second quarter of 2015 compared to $68 thousand in the same quarter of the prior year. The net loss on the sale of OREO totaled $418 thousand in the first six months of 2015 compared to $782 thousand in the same period of the prior year. The following table details activity within OREO for the periods indicated:

	Six Months Ended June 30,
	2015			2014
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$6,638	$6,324	$12,962	$7,318	$7,541	$14,859
Additions	2,139	1,272	3,411	533	2,160	2,693
Disposals	(1,157)	(1,625)	(2,782)	(1,469)	(382)	(1,851)
Valuation adjustments	(186)	(589)	(775)	(459)	(614)	(1,073)

Ending balance	$7,434	$5,382	$12,816	$5,923	$8,705	$14,628

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

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations to significant individual loans and credit relationships and general reserves to the remaining loans that have been deemed impaired. Loans not specifically identified are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. For loans acquired in business combinations, a provision is recorded for any credit deterioration after the acquisition. Loans identified with credit impairment at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The provision calculated for PCI loans is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above, as well as “Significant Accounting Policies” in Note 1, “General,” and Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Our allowance for loan losses as of June 30, 2015, increased $31 thousand, or 0.15%, compared with December 31, 2014, and decreased $3.65 million, or 15.28%, compared with June 30, 2014. The allowance attributed to the non-PCI loan portfolio as a percentage of non-covered loans held for investment was 1.29% as of June 30, 2015, 1.29% at December 31, 2014, and 1.44% at June 30, 2014. The cash flow analysis identified two of our six open PCI loan pools as impaired as of June 30, 2015, compared to two of seven PCI loan pools at December 31, 2014, and four of seven loan pools at June 30, 2014. The allowance attributed to the PCI loan portfolio totaled $114 thousand as of June 30, 2015, $58 thousand as of December 31, 2014, and $418 thousand as of June 30, 2014. During the second quarter of 2015, no provision was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure, compared to $46 thousand during the first six months of 2015. As of June 30, 2015, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in general economic conditions and asset quality metrics offset by an increased risk of loan losses due to credit concentrations. Net charge-offs decreased $758 thousand, or 73.74%, in the second quarter of 2015 compared to the same quarter of the prior year and decreased $1.51 million, or 51.98%, in the first six months of 2015 compared to the same period of the prior year. The portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods.

The following tables present activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2015			2014
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,138	$114	$20,252	$23,305	$493	$23,798
Provision for (recovery of) loan losses	276	—	276	1,216	(75)	1,141
Benefit attributable to the FDIC indemnification asset	—	—	—	—	138	138

Provision for loan losses charged to operations	276	—	276	1,216	63	1,279
Provision for (recovery of) loan losses recorded through the FDIC indemnification asset	—	—	—	—	(138)	(138)
Charge-offs	(673)	—	(673)	(1,785)	—	(1,785)
Recoveries	403	—	403	757	—	757

Net charge-offs	(270)	—	(270)	(1,028)	—	(1,028)

Ending balance	$20,144	$114	$20,258	$23,493	$418	$23,911

	Six Months Ended June 30,
	2015			2014
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,169	$58	$20,227	$23,322	$755	$24,077
Provision for (recovery of) loan losses	1,366	56	1,422	3,068	(337)	2,731
Benefit attributable to the FDIC indemnification asset	—	(46)	(46)	—	341	341

Provision for (recovery of) loan losses charged to operations	1,366	10	1,376	3,068	4	3,072
Provision for (recovery of) loan losses recorded through the FDIC indemnification asset	—	46	46	—	(341)	(341)
Charge-offs	(2,251)	—	(2,251)	(4,001)	—	(4,001)
Recoveries	860	—	860	1,104	—	1,104

Net charge-offs	(1,391)	—	(1,391)	(2,897)	—	(2,897)

Ending balance	$20,144	$114	$20,258	$23,493	$418	$23,911

Deposits

Total deposits as of June 30, 2015, decreased $80.54 million, or 4.03%, compared to December 31, 2014. Interest-bearing deposits decreased $24.29 million and time deposits decreased $65.48 million as of June 30, 2015, compared to December 31, 2014. Noninterest-bearing deposits increased $6.71 million and savings deposits, which include money market and savings accounts, increased $2.53 million as of June 30, 2015, compared to December 31, 2014.

Borrowings

Total borrowings as of June 30, 2015, decreased $26.58 million, or 11.57%, compared to December 31, 2014. Short-term borrowings consist of retail repurchase agreements. The balance of retail repurchase agreements increased $416 thousand, or 0.58%, as of June 30, 2015, compared to December 31, 2014. Securities underlying retail repurchase agreements remain under our control during the terms of the agreements. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of June 30, 2015, compared to December 31, 2014. As of June 30, 2015, wholesale repurchase agreements had contractual maturities between one and four years. The balance of FHLB borrowings decreased $25.00 million, or 27.78%, as of June 30, 2015, compared to December 31, 2014, and the weighted average rate decreased 3 basis points to 4.04%. We prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.21% interest rate during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. As of June 30, 2015, FHLB borrowings had contractual maturities between one and six years. Included in other borrowings is $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through the Trust with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. As of June 30, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

Stockholders’ Equity

Total stockholders’ equity decreased $6.81 million, or 1.94%, from $351.37 million as of December 31, 2014, to $344.57 million as of June 30, 2015. The change in stockholders’ equity was primarily due to the repurchase of 684,407 shares of our common stock and the redemption of 2,367 shares of Series A Preferred Stock.

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

As of June 30, 2015, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $92.60 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the Federal Reserve Bank discount window of $9.08 million, unused borrowing capacity with the FHLB of $441.37 million, and unpledged available-for-sale securities of $131.23 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Unused borrowing capacity with the FHLB is reported net of letters of credit held to secure public unit deposits. As of June 30, 2015, we provided letters of credit to public depositors with the FHLB totaling $6.19 million. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of June 30, 2015, the Company’s liquid assets consisted of cash and investment securities totaling $19.96 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of June 30, 2015, there was no outstanding balance on the line.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. The Company’s required initial minimum capital ratios under Basel III include:

•	4.5% Common equity Tier 1 capital to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

Our capital ratios presented for the quarter ended June 30, 2015, are based on the Basel III requirements, while prior period information is based on the requirements under Basel II. A detailed description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2014 Form 10-K. The following table presents our capital ratios as of the dates indicated:

	June 30, 2015	December 31, 2014
Common equity Tier 1 ratio
First Community Bancshares, Inc.	15.13%	NA
First Community Bank	13.98%	NA
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	15.33%	16.43%
First Community Bank	13.98%	14.48%
Total risk-based capital ratio
First Community Bancshares, Inc.	16.58%	17.68%
First Community Bank	15.24%	15.73%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.37%	10.12%
First Community Bank	9.41%	8.87%

As of June 30, 2015, and December 31, 2014, our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of June 30, 2015.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2015	December 31, 2014
(Amounts in thousands)
Commitments to extend credit	$213,408	$236,471
Commitments related to secondary market mortgage loans	4,425	1,391
Standby letters of credit and financial guarantees	3,064	3,581

Total off-balance sheet risk	$220,897	$241,443

Reserve for unfunded commitments	$326	$326

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of June 30, 2015, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

	June 30, 2015		December 31, 2014
(Amounts in thousands, except basis points)
Increase (Decrease) in Interest Rates in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$(1,186)	-1.4%	$3,619	4.2%
200	(806)	-0.9%	2,183	2.5%
100	(611)	-0.7%	871	1.0%
(100)	(1,715)	-2.0%	290	0.3%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

April 1-30, 2015	6,058	$16.93	6,058	579,930
May 1-31, 2015	216,861	16.69	216,861	374,701
June 1-30, 2015	122,254	17.79	122,254	259,687

Total	345,173	$17.08	345,173

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 3,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 2,740,313 shares in treasury as of June 30, 2015.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and CresCom Bank dated August 6, 2014. (33)

2.2	Purchase and Assumption Agreement between Bank of America, National Association and First Community Bank dated June 9, 2014. (34)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (7) and Plan. (8)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (9)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (10)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (20) and Waiver Agreement. (27)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (11), Amendment #1 (12), and Amendment #2. (30)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (13)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (14)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (15)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (16)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (16)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (17) and Stock Award Agreement. (18)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan (29)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (19)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (21)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (22)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (23)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015. (24)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (25)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (35)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (26)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (31)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (32)

11	Statement Regarding Computation of Earnings per Share. (28)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015, (Unaudited), and December 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(8)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(9)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(10)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(12)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(13)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(14)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(15)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(17)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(18)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(19)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(20)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(21)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(22)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(24)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(26)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(27)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(28)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(29)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(30)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(31)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(32)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 6, 2014, filed on August 7, 2014.
(34)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K/A dated June 9, 2014, filed on June 10, 2014.
(35)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of August, 2015.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2015, (Unaudited), and December 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).