Form 10-Q
period 2015-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2015-11-06
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Class – Common Stock, $1.00 Par Value; 18,188,022 shares outstanding as of October 30, 2015

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$33,555	$39,450
Federal funds sold	27,118	196,873
Interest-bearing deposits in banks	1,351	1,337

Total cash and cash equivalents	62,024	237,660
Securities available for sale	382,212	326,117
Securities held to maturity	72,596	57,948
Loans held for sale	523	1,792
Loans held for investment, net of unearned income:
Covered under loss share agreements	90,203	122,240
Not covered under loss share agreements	1,600,271	1,567,176
Less allowance for loan losses	(20,127)	(20,227)

Loans held for investment, net	1,670,347	1,669,189
FDIC indemnification asset	22,049	27,900
Premises and equipment, net	53,442	55,844
Other real estate owned:
Covered under loss share agreements	4,079	6,324
Not covered under loss share agreements	5,088	6,638
Interest receivable	5,910	6,315
Goodwill	100,810	100,722
Other intangible assets	5,583	6,421
Other assets	93,453	105,066

Total assets	$2,478,116	$2,607,936

Liabilities
Deposits:
Noninterest-bearing	$442,021	$417,729
Interest-bearing	1,460,881	1,583,030

Total deposits	1,902,902	2,000,759
Interest, taxes, and other liabilities	25,356	26,062
Securities sold under agreements to repurchase	124,076	121,742
FHLB borrowings	65,000	90,000
Other borrowings	15,955	17,999

Total liabilities	2,133,289	2,256,562

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 0 and 15,151 shares outstanding at September 30, 2015, and December 31, 2014, respectively	—	15,151
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 and 20,499,683 shares issued at September 30, 2015, and December 31, 2014, respectively; 3,068,354 and 2,093,464 shares in treasury at September 30, 2015, and December 31, 2014, respectively	21,382	20,500
Additional paid-in capital	227,621	215,873
Retained earnings	152,046	141,206
Treasury stock, at cost	(52,484)	(35,751)
Accumulated other comprehensive loss	(3,738)	(5,605)

Total stockholders’ equity	344,827	351,374

Total liabilities and stockholders’ equity	$2,478,116	$2,607,936

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2015	2014	2015	2014
Interest income
Interest and fees on loans held for investment	$22,259	$23,407	$65,999	$69,651
Interest on securities — taxable	1,062	1,196	3,167	4,830
Interest on securities — nontaxable	994	1,108	3,013	3,329
Interest on deposits in banks	33	40	246	117

Total interest income	24,348	25,751	72,425	77,927
Interest expense
Interest on deposits	1,384	1,782	4,676	5,505
Interest on short-term borrowings	497	526	1,486	1,511
Interest on long-term debt	798	1,428	2,685	4,803

Total interest expense	2,679	3,736	8,847	11,819

Net interest income	21,669	22,015	63,578	66,108
Provision for (recovery of) loan losses	381	(2,439)	1,757	633

Net interest income after provision for loan losses	21,288	24,454	61,821	65,475
Noninterest income
Wealth management	790	670	2,231	2,396
Service charges on deposit accounts	3,744	3,606	10,154	10,099
Other service charges and fees	1,974	1,852	5,987	5,473
Insurance commissions	1,650	1,695	5,336	5,113
Impairment losses on securities	—	(219)	—	(737)
Portion of losses recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	—	(219)	—	(737)
Net (loss) gain on sale of securities	(39)	320	151	306
Net FDIC indemnification asset amortization	(1,768)	(1,096)	(5,179)	(3,166)
Net gain on acquisition	—	—	—	—
Other operating income	723	839	3,367	3,021

Total noninterest income	7,074	7,667	22,047	22,505
Noninterest expense
Salaries and employee benefits	9,971	9,924	29,357	29,872
Occupancy expense of bank premises	1,443	1,469	4,404	4,825
Furniture and equipment	1,259	1,212	3,854	3,611
Amortization of intangible assets	281	179	837	532
FDIC premiums and assessments	377	419	1,181	1,311
FHLB debt prepayment fees	—	3,047	1,702	3,047
Merger, acquisition, and divestiture expense	—	285	86	285
Other operating expense	5,688	4,934	15,667	15,329

Total noninterest expense	19,019	21,469	57,088	58,812

Income before income taxes	9,343	10,652	26,780	29,168
Income tax expense	3,084	3,609	8,388	9,393

Net income	6,259	7,043	18,392	19,775
Dividends on preferred stock	—	228	105	683

Net income available to common shareholders	$6,259	$6,815	$18,287	$19,092

Basic earnings per common share	$0.34	$0.37	$0.98	$1.04
Diluted earnings per common share	0.34	0.36	0.97	1.02
Cash dividends per common share	0.14	0.13	0.40	0.37

Weighted average basic shares outstanding	18,470,348	18,402,764	18,644,679	18,407,173
Weighted average diluted shares outstanding	18,500,975	19,466,126	18,895,909	19,472,136

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands, except share and per share data)	2015	2014	2015	2014
Comprehensive Income
Net income	$6,259	$7,043	$18,392	$19,775
Other comprehensive income, before tax:
Available-for-sale securities:
Unrealized losses on securities available for sale with other-than-temporary impairment	—	(346)	—	(128)
Unrealized gains on securities available for sale without other-than-temporary impairment	3,815	846	2,993	12,774
Less: reclassification adjustment for losses (gains) realized in net income	39	(320)	(151)	(306)
Less: reclassification adjustment for credit-related other-than-temporary impairments recognized in net income	—	219	—	737

Unrealized gains on available-for-sale securities	3,854	399	2,842	13,077
Employee benefit plans:
Net actuarial (loss) gain on pension and other postretirement benefit plans	(1)	(2)	(98)	29
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	82	66	245	195

Unrealized gains on employee benefit plans	81	64	147	224

Other comprehensive income, before tax	3,935	463	2,989	13,301
Income tax expense	(1,475)	(174)	(1,122)	(5,009)

Other comprehensive income, net of tax	2,460	289	1,867	8,292

Total comprehensive income	$8,719	$7,332	$20,259	$28,067

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	19,775	—	—	19,775
Other comprehensive income	—	—	—	—	—	8,292	8,292
Common dividends declared — $0.37 per share	—	—	—	(6,807)	—	—	(6,807)
Preferred dividends declared — $45.00 per share	—	—	—	(683)	—	—	(683)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	175	—	—	—	175
Common stock options exercised — 554 shares	—	—	—	—	9	—	9
Restricted stock awards — 13,933 shares	—	—	(202)	—	238	—	36
Purchase of treasury shares — 132,773 shares at $16.29 per share	—	—	—	—	(2,168)	—	(2,168)

Balance September 30, 2014	$15,151	$20,500	$215,729	$138,111	$(35,808)	$(6,448)	$347,235

Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	18,392	—	—	18,392
Other comprehensive income	—	—	—	—	—	1,867	1,867
Common dividends declared — $0.40 per share	—	—	—	(7,447)	—	—	(7,447)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	43	—	—	—	43
Common stock options exercised — 3,000 shares	—	—	(10)	—	51	—	41
Restricted stock awards — 22,561 shares	—	—	(192)	—	383	—	191
Issuance of treasury stock to 401(k) plan — 18,275 shares	—	—	5	—	311	—	316
Purchase of treasury shares — 1,018,726 shares at $17.13 per share	—	—	—	—	(17,478)	—	(17,478)

Balance September 30, 2015	$—	$21,382	$227,621	$152,046	$(52,484)	$(3,738)	$344,827

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2015	2014
Operating activities
Net income	$18,392	$19,775
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,757	633
Depreciation and amortization of property, plant, and equipment	3,143	3,286
Amortization of premiums on investments, net	5,872	4,509
Amortization of FDIC indemnification asset, net	5,179	3,166
Amortization of intangible assets	837	532
Gain on sale of loans	(439)	(536)
Equity-based compensation expense	43	175
Restricted stock awards	191	36
Issuance of treasury stock to 401(k) plan	316	—
Loss (gain) on sale of property, plant, and equipment	26	(64)
Loss on sale of other real estate	2,538	2,407
Gain on sale of securities	(151)	(306)
Net impairment losses recognized in earnings	—	737
FHLB debt prepayment fees	1,702	3,047
Proceeds from sale of mortgage loans	18,531	23,237
Origination of mortgage loans	(16,823)	(22,968)
Decrease in accrued interest receivable	405	1,175
Decrease in other operating activities	7,262	2,545

Net cash provided by operating activities	48,781	41,386
Investing activities
Proceeds from sale of securities available for sale	266	139,544
Proceeds from maturities, prepayments, and calls of securities available for sale	22,350	40,703
Proceeds from maturities and calls of securities held to maturity	190	190
Payments to acquire securities available for sale	(81,540)	(4,311)
Payments to acquire securities held to maturity	(15,003)	(30,704)
Originations of loans, net	(6,994)	(64,120)
Proceeds from the redemption of FHLB stock, net	1,279	3,224
Net cash paid in mergers, acquisitions, and divestitures	(88)	(202)
Proceeds from the FDIC	2,411	2,937
(Payments to acquire) proceeds from sale of property, plant, and equipment, net	(919)	(1,389)
Proceeds from sale of other real estate	5,365	8,169

Net cash (used in) provided by investing activities	(72,683)	94,041
Financing activities
Net increase in noninterest-bearing deposits	24,292	57,843
Net decrease in interest-bearing deposits	(122,149)	(76,310)
Net decrease in federal funds purchased	—	(16,000)
Securities sold under agreements to repurchase, net	2,334	(3,869)
Repayments of FHLB and other borrowings	(28,746)	(38,088)
Redemption of preferred stock	(2,367)	—
Proceeds from stock options exercised	41	9
Excess tax benefit from equity-based compensation	5	1
Payments for repurchase of treasury stock	(17,478)	(2,168)
Payments of common dividends	(7,447)	(6,807)
Payments of preferred dividends	(219)	(683)

Net cash used in financing activities	(151,734)	(86,072)

Net (decrease) increase in cash and cash equivalents	(175,636)	49,355
Cash and cash equivalents at beginning of period	237,660	56,567

Cash and cash equivalents at end of period	$62,024	$105,922

Supplemental transactions — noncash items
Transfer of loans to other real estate	$4,139	$9,631
Loans originated to finance other real estate	37	671

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. General

First Community Bancshares, Inc. is a financial holding company that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution, and personal and commercial insurance products and services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. Unless the context suggests otherwise, the use of the term “Company” refers to First Community Bancshares, Inc. (“the Company”) and its subsidiaries as a consolidated entity. The Company operates in one business segment, Community Banking, which consists of commercial and consumer banking, lending activities, wealth management, and insurance services. The Company’s executive office is located at One Community Place, Bluefield, Virginia. As of September 30, 2015, our operations were conducted through 62 locations in 4 states: Virginia, West Virginia, North Carolina, and Tennessee.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands, except share and per share data)
Net income	$6,259	$7,043	$18,392	$19,775
Dividends on preferred stock	—	228	105	683

Net income available to common shareholders	$6,259	$6,815	$18,287	$19,092

Weighted average number of common shares outstanding, basic	18,470,348	18,402,764	18,644,679	18,407,173
Dilutive effect of potential common shares from:
Stock options	26,804	17,375	24,938	18,027
Restricted stock	3,823	568	3,091	506
Convertible preferred stock	—	1,045,419	223,201	1,046,430

Weighted average number of common shares outstanding, diluted	18,500,975	19,466,126	18,895,909	19,472,136

Basic earnings per common share	$0.34	$0.37	$0.98	$1.04
Diluted earnings per common share	0.34	0.36	0.97	1.02

Antidilutive potential common shares:
Stock options	130,382	255,244	130,382	255,244

During the first quarter of 2015, the Company notified holders of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of its intent to redeem all of the outstanding shares. Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand. As a result of the redemption, there were no shares of Series A Preferred Stock outstanding as of September 30, 2015, compared to 15,151 shares as of December 31, 2014 and 15,151 shares as of September 30, 2014.

Note 2. Investment Securities

The following tables present the amortized cost and aggregate fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$32,173	$80	$(577)	$31,676
Municipal securities	127,705	4,038	(655)	131,088
Single issue trust preferred securities	55,867	—	(6,433)	49,434
Corporate securities	70,798	—	(144)	70,654
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	94,432	427	(734)	94,125
Equity securities	222	13	—	235

Total	$386,197	$4,558	$(8,543)	$382,212

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$34,604	$11	$(1,017)	$33,598
Municipal securities	134,784	4,823	(692)	138,915
Single issue trust preferred securities	55,822	—	(9,685)	46,137
Corporate securities	5,000	109	—	5,109
Mortgage-backed Agency securities	102,506	470	(857)	102,119
Equity securities	226	19	(6)	239

Total	$332,942	$5,432	$(12,257)	$326,117

The following tables present the amortized cost and aggregate fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$61,895	$366	$—	$62,261
Municipal securities	190	1	—	191
Corporate securities	10,511	67	—	10,578

Total	$72,596	$434	$—	$73,030

	December 31, 2014
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$46,987	$22	$(54)	$46,955
Municipal securities	379	7	—	386
Corporate securities	10,582	—	(34)	10,548

Total	$57,948	$29	$(88)	$57,889

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of September 30, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$56,044	$55,956
Due after one year but within five years	20,108	20,137
Due after five years but within ten years	75,932	78,955
Due after ten years	134,459	127,804

	286,543	282,852
Mortgage-backed securities	94,432	94,125
Certificates of deposit	5,000	5,000
Equity securities	222	235

Total	$386,197	$382,212

Held-to-maturity securities
Due within one year	$190	$191
Due after one year but within five years	72,406	72,839
Due after five years but within ten years	—	—
Due after ten years	—	—

Total	$72,596	$73,030

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Gross realized gains	$26	$746	$292	$2,257
Gross realized losses	(65)	(426)	(141)	(1,951)

Net gain (loss) on sale of securities	$(39)	$320	$151	$306

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2015
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$24,670	$(577)	$24,670	$(577)
Municipal securities	13,702	(172)	10,222	(483)	23,924	(655)
Single issue trust preferred securities	—	—	49,434	(6,433)	49,434	(6,433)
Corporate securities	62,257	(144)	—	—	62,257	(144)
Mortgage-backed Agency securities	14,367	(99)	39,126	(635)	53,493	(734)

Total	$90,326	$(415)	$123,452	$(8,128)	$213,778	$(8,543)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$29,448	$(1,017)	$29,448	$(1,017)
Municipal securities	1,112	(8)	25,007	(684)	26,119	(692)
Single issue trust preferred securities	—	—	46,137	(9,685)	46,137	(9,685)
Mortgage-backed Agency securities	2,778	(3)	45,790	(854)	48,568	(857)
Equity securities	150	(6)	—	—	150	(6)

Total	$4,040	$(17)	$146,382	$(12,240)	$150,422	$(12,257)

There were no unrealized losses related to held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of September 30, 2015. The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2014.

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
(Amounts in thousands)
U.S. Agency securities	$28,188	$(54)	$—	$—	$28,188	$(54)
Corporate securities	10,548	(34)	—	—	10,548	(34)

Total	$38,736	$(88)	$—	$—	$38,736	$(88)

As of September 30, 2015, there were 108 securities in an unrealized loss position, and their combined depreciation in value represented 1.88% of the investment securities portfolio. As of December 31, 2014, there were 97 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.21% of the investment securities portfolio.

The Company reviews its investment portfolio quarterly for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, single issue trust preferred securities, corporate securities, and certificates of deposit. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. Temporary impairment on these securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, destabilization in the Eurozone, and other current economic factors. During the three and nine months ended September 30, 2015 and 2014, the Company incurred no OTTI charges related to debt securities not beneficially owned.

Debt securities beneficially owned by the Company consist of mortgage-backed securities (“MBS”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. During the three and nine months ended September 30, 2015, the Company incurred no credit-related OTTI charges related to debt securities beneficially owned. During the three months ended September 30, 2014, the Company incurred credit-related OTTI charges associated with debt securities beneficially owned of $219 thousand. During the nine months ended September 30, 2014, the Company incurred credit-related OTTI charges associated with debt securities beneficially owned of $705 thousand. These charges were associated with a non-Agency MBS that was sold in November 2014.

The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Beginning balance(1)	$—	$8,284	$—	$7,798
Additions for credit losses on securities previously recognized	—	219	—	705

Ending balance	$—	$8,503	$—	$8,503

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three and nine months ended September 30, 2015, the Company incurred no OTTI charges related to equity holdings. During the three months ended September 30, 2014, the Company incurred no OTTI charges related to equity holdings. During the nine months ended September 30, 2014, the Company incurred OTTI charges related to certain equity holdings of $32 thousand.

The carrying amount of securities pledged for various purposes totaled $243.75 million as of September 30, 2015, and $268.78 million as of December 31, 2014.

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

	September 30, 2015		December 31, 2014
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$45,930	2.72%	$41,271	2.44%
Commercial and industrial	85,319	5.05%	83,099	4.92%
Multi-family residential	93,356	5.52%	97,480	5.77%
Single family non-owner occupied	144,725	8.56%	135,171	8.00%
Non-farm, non-residential	479,297	28.35%	473,906	28.05%
Agricultural	2,414	0.14%	1,599	0.09%
Farmland	27,135	1.61%	29,517	1.75%

Total commercial loans	878,176	51.95%	862,043	51.02%
Consumer real estate loans
Home equity lines	107,655	6.37%	110,957	6.57%
Single family owner occupied	492,157	29.11%	485,475	28.74%
Owner occupied construction	40,141	2.37%	32,799	1.94%

Total consumer real estate loans	639,953	37.85%	629,231	37.25%
Consumer and other loans
Consumer loans	75,084	4.44%	69,347	4.10%
Other	7,058	0.42%	6,555	0.39%

Total consumer and other loans	82,142	4.86%	75,902	4.49%

Total non-covered loans	1,600,271	94.66%	1,567,176	92.76%
Total covered loans	90,203	5.34%	122,240	7.24%

Total loans held for investment, net of unearned income	$1,690,474	100.00%	$1,689,416	100.00%

Loans held for sale	$523		$1,792

Deferred loan fees totaled $3.74 million as of September 30, 2015, and $3.39 million as of December 31, 2014. For information concerning unfunded loan commitments, see Note 13, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

(Amounts in thousands)	September 30, 2015	December 31, 2014
Covered loans
Commercial loans
Construction, development, and other land	$7,573	$13,100
Commercial and industrial	1,326	2,662
Multi-family residential	699	1,584
Single family non-owner occupied	2,899	5,918
Non-farm, non-residential	15,712	25,317
Agricultural	35	43
Farmland	656	716

Total commercial loans	28,900	49,340
Consumer real estate loans
Home equity lines	51,205	60,391
Single family owner occupied	9,736	11,968
Owner occupied construction	278	453

Total consumer real estate loans	61,219	72,812
Consumer and other loans
Consumer loans	84	88

Total covered loans	$90,203	$122,240

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

	September 30, 2015		December 31, 2014
(Amounts in thousands)	Carrying Balance	Unpaid Principal Balance	Carrying Balance	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples Bank of Virginia	$6,277	$11,505	$7,090	$13,669
Waccamaw Bank	38,681	67,996	53,835	86,641
Other acquired	1,281	1,324	1,358	1,401

Total PCI Loans	$46,239	$80,825	$62,283	$101,711

The following tables present the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

	Nine Months Ended September 30, 2015
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Beginning balance	$4,745	$19,048	$—	$23,793
Additions	—	2	—	2
Accretion	(1,906)	(5,069)	—	(6,975)
Reclassifications from nonaccretable difference	583	3,225	—	3,808
Removals, extensions, and other events	(27)	5,203	—	5,176

Ending balance	$3,395	$22,409	$—	$25,804

	Nine Months Ended September 30, 2014
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Beginning balance	$5,294	$10,338	$8	$15,640
Additions	98	24	—	122
Accretion	(1,601)	(4,540)	(29)	(6,170)
Reclassifications from nonaccretable difference	1,205	13,968	29	15,202
Removals, extensions, and other events	(521)	(1,445)	—	(1,966)

Ending balance	$4,475	$18,345	$8	$22,828

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

	September 30, 2015			December 31, 2014
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Single family non-owner occupied	$783	$785	$—	$466	$466	$—
Non-farm, non-residential	8,772	9,159	—	5,705	6,049	—
Consumer real estate loans
Single family owner occupied	1,334	1,404	—	3,397	3,494	—
Owner occupied construction	—	—	—	—	—	—

Total impaired loans with no allowance	10,889	11,348	—	9,568	10,009	—
Impaired loans with a related allowance:
Commercial loans
Single family non-owner occupied	621	624	117	367	367	45
Non-farm, non-residential	5,359	5,374	1,711	3,772	3,772	1,000
Consumer real estate loans
Single family owner occupied	4,798	4,817	760	2,341	2,512	437
Owner occupied construction	353	356	53	—	—	—

Total impaired loans with an allowance	11,131	11,171	2,641	6,480	6,651	1,482

Total impaired loans	$22,020	$22,519	$2,641	$16,048	$16,660	$1,482

The following tables present the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$—	$—	$1,258	$—
Single family non-owner occupied	792	27	321	7
Non-farm, non-residential	8,878	72	5,971	—
Farmland	—	—	—	—
Consumer real estate loans
Single family owner occupied	1,353	—	2,880	10
Owner occupied construction	—	—	—	—

Total impaired loans with no allowance	11,023	99	10,430	17

Impaired loans with a related allowance:
Commercial loans
Multi-family residential	—	—	5,568	1
Single family non-owner occupied	629	—	369	1
Non-farm, non-residential	5,417	15	4,386	6
Consumer real estate loans
Single family owner occupied	4,847	13	2,528	8
Owner occupied construction	357	1	—	—

Total impaired loans with an allowance	11,250	29	12,851	16

Total impaired loans	$22,273	$128	$23,281	$33

	Nine Months Ended September 30,
	2015		2014
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance:
Commercial loans
Commercial and industrial	$—	$—	$614	$17
Single family non-owner occupied	571	28	247	8
Non-farm, non-residential	8,834	295	6,089	89
Farmland	—	—	241	11
Consumer real estate loans
Home equity lines	—	—	88	2
Single family owner occupied	2,578	100	2,179	61
Owner occupied construction	117	—	—	—

Total impaired loans with no allowance	12,100	423	9,458	188

Impaired loans with a related allowance:
Commercial loans
Commercial and industrial	—	—	2,932	47
Multi-family residential	—	—	5,586	23
Single family non-owner occupied	558	22	370	2
Non-farm, non-residential	4,740	51	4,404	31
Consumer real estate loans
Home equity lines	—	—	76	1
Single family owner occupied	3,325	26	3,216	42
Owner occupied construction	119	1	—	—

Total impaired loans with an allowance	8,742	100	16,584	146

Total impaired loans	$20,842	$523	$26,042	$334

The Company determined that two of the six open PCI loan pools were impaired as of September 30, 2015, compared to two of seven impaired pools as of December 31, 2014. The following tables present additional information related to the impaired loan pools as of the dates, and in the periods, indicated:

	September 30, 2015	December 31, 2014
(Amounts in thousands)
Recorded investment	$3,015	$14,607
Unpaid principal balance	3,978	31,169
Allowance for loan losses	20	58

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Interest income recognized	$96	$82	$273	$2,154
Average recorded investment	3,045	1,416	3,464	35,063

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

	September 30, 2015
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$43,843	$684	$1,403	$—	$—	$45,930
Commercial and industrial	83,525	555	1,239	—	—	85,319
Multi-family residential	79,400	13,044	912	—	—	93,356
Single family non-owner occupied	135,722	3,502	5,501	—	—	144,725
Non-farm, non-residential	451,724	8,836	18,737	—	—	479,297
Agricultural	2,386	25	3	—	—	2,414
Farmland	25,229	1,248	658	—	—	27,135
Consumer real estate loans
Home equity lines	105,104	1,224	1,327	—	—	107,655
Single family owner occupied	464,709	6,865	20,583	—	—	492,157
Owner occupied construction	39,413	—	728	—	—	40,141
Consumer and other loans
Consumer loans	74,832	64	188	—	—	75,084
Other	7,058	—	—	—	—	7,058

Total non-covered loans	1,512,945	36,047	51,279	—	—	1,600,271
Covered loans
Commercial loans
Construction, development, and other land	4,189	2,138	1,246	—	—	7,573
Commercial and industrial	1,285	16	25	—	—	1,326
Multi-family residential	492	—	207	—	—	699
Single family non-owner occupied	1,838	576	485	—	—	2,899
Non-farm, non-residential	10,223	1,884	3,605	—	—	15,712
Agricultural	35	—	—	—	—	35
Farmland	373	—	283	—	—	656
Consumer real estate loans
Home equity lines	18,508	31,835	862	—	—	51,205
Single family owner occupied	6,123	1,693	1,920	—	—	9,736
Owner occupied construction	115	63	100	—	—	278
Consumer and other loans
Consumer loans	84	—	—	—	—	84
Other	—	—	—	—	—	—

Total covered loans	43,265	38,205	8,733	—	—	90,203

Total loans	$1,556,210	$74,252	$60,012	$—	$—	$1,690,474

	December 31, 2014
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$38,858	$1,384	$1,029	$—	$—	$41,271
Commercial and industrial	81,196	616	1,287	—	—	83,099
Multi-family residential	89,503	7,007	970	—	—	97,480
Single family non-owner occupied	126,155	3,333	5,683	—	—	135,171
Non-farm, non-residential	441,385	13,028	19,493	—	—	473,906
Agricultural	1,589	—	10	—	—	1,599
Farmland	26,876	1,432	1,209	—	—	29,517
Consumer real estate loans
Home equity lines	107,688	1,606	1,663	—	—	110,957
Single family owner occupied	454,833	8,884	21,758	—	—	485,475
Owner occupied construction	32,551	—	248	—	—	32,799
Consumer and other loans
Consumer loans	68,592	520	235	—	—	69,347
Other	6,555	—	—	—	—	6,555

Total non-covered loans	1,475,781	37,810	53,585	—	—	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	7,598	3,227	2,275	—	—	13,100
Commercial and industrial	2,528	82	52	—	—	2,662
Multi-family residential	1,400	—	184	—	—	1,584
Single family non-owner occupied	2,703	2,059	1,156	—	—	5,918
Non-farm, non-residential	12,672	4,341	8,304	—	—	25,317
Agricultural	43	—	—	—	—	43
Farmland	420	—	296	—	—	716
Consumer real estate loans
Home equity lines	21,295	38,296	800	—	—	60,391
Single family owner occupied	7,094	2,040	2,834	—	—	11,968
Owner occupied construction	84	264	105	—	—	453
Consumer and other loans
Consumer loans	88	—	—	—	—	88
Other	—	—	—	—	—	—

Total covered loans	55,925	50,309	16,006	—	—	122,240

Total loans	$1,531,706	$88,119	$69,591	$—	$—	$1,689,416

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2015			December 31, 2014
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$99	$68	$167	$—	$18	$18
Commercial and industrial	72	16	88	123	34	157
Multi-family residential	72	—	72	245	—	245
Single family non-owner occupied	1,763	—	1,763	601	77	678
Non-farm, non-residential	6,872	39	6,911	2,334	1,317	3,651
Agricultural	—	—	—	4	—	4
Farmland	151	—	151	—	—	—
Consumer real estate loans
Home equity lines	544	453	997	792	204	996
Single family owner occupied	7,097	239	7,336	6,389	682	7,071
Owner occupied construction	353	—	353	—	106	106
Consumer and other loans
Consumer loans	77	—	77	68	—	68

Total nonaccrual loans	$17,100	$815	$17,915	$10,556	$2,438	$12,994

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered or covered accruing loans contractually past due 90 days or more as of September 30, 2015, or as of December 31, 2014.

	September 30, 2015
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$42	$11	$99	$152	$45,778	$45,930
Commercial and industrial	55	—	55	110	85,209	85,319
Multi-family residential	72	77	—	149	93,207	93,356
Single family non-owner occupied	241	441	1,134	1,816	142,909	144,725
Non-farm, non-residential	800	42	5,473	6,315	472,982	479,297
Agricultural	—	—	—	—	2,414	2,414
Farmland	71	69	151	291	26,844	27,135
Consumer real estate loans
Home equity lines	320	24	458	802	106,853	107,655
Single family owner occupied	2,802	1,743	3,209	7,754	484,403	492,157
Owner occupied construction	—	—	—	—	40,141	40,141
Consumer and other loans
Consumer loans	435	42	25	502	74,582	75,084
Other	—	—	—	—	7,058	7,058

Total non-covered loans	4,838	2,449	10,604	17,891	1,582,380	1,600,271
Covered loans
Commercial loans
Construction, development, and other land	93	2	42	137	7,436	7,573
Commercial and industrial	—	9	16	25	1,301	1,326
Multi-family residential	—	—	—	—	699	699
Single family non-owner occupied	—	3	—	3	2,896	2,899
Non-farm, non-residential	15	108	39	162	15,550	15,712
Agricultural	—	—	—	—	35	35
Farmland	—	—	—	—	656	656
Consumer real estate loans
Home equity lines	454	106	8	568	50,637	51,205
Single family owner occupied	—	93	14	107	9,629	9,736
Owner occupied construction	186	20	—	206	72	278
Consumer and other loans
Consumer loans	—	—	—	—	84	84
Other	—	—	—	—	—	—

Total covered loans	748	341	119	1,208	88,995	90,203

Total loans	$5,586	$2,790	$10,723	$19,099	$1,671,375	$1,690,474

	December 31, 2014
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$39	$46	$—	$85	$41,186	$41,271
Commercial and industrial	285	6	103	394	82,705	83,099
Multi-family residential	81	110	—	191	97,289	97,480
Single family non-owner occupied	914	513	425	1,852	133,319	135,171
Non-farm, non-residential	1,075	783	1,984	3,842	470,064	473,906
Agricultural	—	—	4	4	1,595	1,599
Farmland	89	—	—	89	29,428	29,517
Consumer real estate loans
Home equity lines	492	103	571	1,166	109,791	110,957
Single family owner occupied	5,436	1,931	4,564	11,931	473,544	485,475
Owner occupied construction	—	—	—	—	32,799	32,799
Consumer and other loans
Consumer loans	544	84	26	654	68,693	69,347
Other	—	—	—	—	6,555	6,555

Total non-covered loans	8,955	3,576	7,677	20,208	1,546,968	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	120	17	—	137	12,963	13,100
Commercial and industrial	84	12	34	130	2,532	2,662
Multi-family residential	—	—	—	—	1,584	1,584
Single family non-owner occupied	122	—	77	199	5,719	5,918
Non-farm, non-residential	124	140	1,258	1,522	23,795	25,317
Agricultural	—	—	—	—	43	43
Farmland	3	—	—	3	713	716
Consumer real estate loans
Home equity lines	858	318	168	1,344	59,047	60,391
Single family owner occupied	134	34	415	583	11,385	11,968
Owner occupied construction	—	—	—	—	453	453
Consumer and other loans						—
Consumer loans	—	—	—	—	88	88
Other	—	—	—	—	—	—

Total covered loans	1,445	521	1,952	3,918	118,322	122,240

Total loans	$10,400	$4,097	$9,629	$24,126	$1,665,290	$1,689,416

The Company may make concessions in interest rates, loan terms, and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to troubled debt restructurings (“TDRs”) totaled $641 thousand as of September 30, 2015, and $475 thousand as of December 31, 2014. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The following table presents interest income related to TDRs in the periods, indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Interest income recognized	$148	$188	$456	$466

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of September 30, 2015, or December 31, 2014.

The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	September 30, 2015			December 31, 2014
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$132	$824	$956	$—	$1,088	$1,088
Non-farm, non-residential	—	4,632	4,632	83	4,743	4,826
Consumer real estate loans
Home equity lines	—	44	44	—	47	47
Single family owner occupied	338	8,296	8,634	471	8,412	8,883
Owner occupied construction	353	243	596	—	244	244

Total TDRs	$823	$14,039	$14,862	$554	$14,534	$15,088

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended September 30,
	2015			2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Single family owner occupied	—	$—	$—	3	$1,715	$1,715
Extended payment term
Single family non-owner occupied	—	—	—	1	468	468
Below market interest rate and extended payment term
Single family owner occupied	4	307	307	2	84	84

Total	4	$307	$307	6	$2,267	$2,267

	Nine Months Ended September 30,
	2015			2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment	Post-Modification Recorded Investment
Below market interest rate
Single family owner occupied	—	$—	$—	4	$1,850	$1,850
Owner occupied construction	—	—	—	1	245	245

Total	—	—	—	5	2,095	2,095
Extended payment term
Single family non-owner occupied	—	—	—	1	468	468
Non-farm, non-residential	—	—	—	1	303	303

Total	—	—	—	2	771	771
Below market interest rate and extended payment term
Single family owner occupied	5	342	342	5	487	487

Total	5	$342	$342	12	$3,353	$3,353

The following tables present loans modified as TDRs, by loan class, that were restructured within the previous 12 months, for which there was a payment default during the periods indicated:

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment
Commercial loans
Single family non-owner occupied	1	$78	—	$—
Consumer real estate loans
Single family owner occupied	—	—	2	312
Owner occupied construction	—	—	—	—

Total	1	$78	2	$312

	Nine Months Ended September 30,
	2015		2014
(Amounts in thousands)	Total Contracts	Pre-Modification Recorded Investment	Total Contracts	Pre-Modification Recorded Investment
Commercial loans
Single family non-owner occupied	1	$78	—	$—
Consumer real estate loans
Single family owner occupied	—	—	2	312
Owner occupied construction	1	353	—	—

Total	2	$431	2	$312

Other real estate owned (“OREO”) consists of properties acquired through foreclosure. The following table presents information related to OREO as of the dates indicated:

	September 30, 2015	December 31, 2014
(Amounts in thousands)
Non-covered OREO	$5,088	$6,638
Covered OREO	4,079	6,324

Total OREO	$9,167	$12,962

Non-covered OREO secured by residential real estate	$2,280	$6,155
Residential real estate loans in the foreclosure process(1)	3,138	4,561

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

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

While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of September 30, 2015, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following tables present the aggregate activity in the allowance for loan losses in the periods indicated:

	Three Months Ended September 30, 2015
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$20,144	$114	$20,258
Provision for (recovery of) loan losses	400	(94)	306
Benefit attributable to the FDIC indemnification asset	—	75	75

Provision for (recovery of) loan losses charged to operations	400	(19)	381
Recovery of loan losses recorded through the
FDIC indemnification asset	—	(75)	(75)
Charge-offs	(689)	—	(689)
Recoveries	252	—	252

Net charge-offs	(437)	—	(437)

Ending balance	$20,107	$20	$20,127

	Three Months Ended September 30, 2014
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$23,493	$418	$23,911
Recovery of loan losses	(2,335)	(214)	(2,549)
Benefit attributable to the FDIC indemnification asset	—	110	110

Recovery of loan losses charged to operations	(2,335)	(104)	(2,439)
Recovery of loan losses recorded through the
FDIC indemnification asset	—	(110)	(110)
Charge-offs	(1,118)	—	(1,118)
Recoveries	915	—	915

Net charge-offs	(203)	—	(203)

Ending balance	$20,955	$204	$21,159

	Nine Months Ended September 30, 2015
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$20,169	$58	$20,227
Provision for (recovery of) loan losses	1,766	(38)	1,728
Benefit attributable to the FDIC indemnification asset	—	29	29

Provision for (recovery of) loan losses charged to operations	1,766	(9)	1,757
Recovery of loan losses recorded through the
FDIC indemnification asset	—	(29)	(29)
Charge-offs	(2,940)	—	(2,940)
Recoveries	1,112	—	1,112

Net charge-offs	(1,828)	—	(1,828)

Ending balance	$20,107	$20	$20,127

	Nine Months Ended September 30, 2014
	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
(Amounts in thousands)
Beginning balance	$23,322	$755	$24,077
Provision for (recovery of) loan losses	733	(551)	182
Benefit attributable to the FDIC indemnification asset	—	451	451

Provision for (recovery of) loan losses charged to operations	733	(100)	633
Recovery of loan losses recorded through the
FDIC indemnification asset	—	(451)	(451)
Charge-offs	(5,119)	—	(5,119)
Recoveries	2,019	—	2,019

Net charge-offs	(3,100)	—	(3,100)

Ending balance	$20,955	$204	$21,159

The following tables present the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

	Three Months Ended September 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$12,995	$6,468	$681	$20,144
Provision for (recovery of) loan losses charged to operations	6	20	374	400
Loans charged off	(150)	(130)	(409)	(689)
Recoveries credited to allowance	102	86	64	252

Net charge-offs	(48)	(44)	(345)	(437)

Ending balance	$12,953	$6,444	$710	$20,107

	Three Months Ended September 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$16,747	$6,123	$623	$23,493
(Recovery of) provision for loan losses charged to operations	(3,131)	561	235	(2,335)
Loans charged off	(558)	(219)	(341)	(1,118)
Recoveries credited to allowance	613	192	110	915

Net recoveries (charge-offs)	55	(27)	(231)	(203)

Ending balance	$13,671	$6,657	$627	$20,955

	Nine Months Ended September 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	754	136	876	1,766
Loans charged off	(1,111)	(622)	(1,207)	(2,940)
Recoveries credited to allowance	300	441	371	1,112

Net charge-offs	(811)	(181)	(836)	(1,828)

Ending balance	$12,953	$6,444	$710	$20,107

	Nine Months Ended September 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$16,090	$6,597	$635	$23,322
(Recovery of) provision for loan losses charged to operations	(478)	592	619	733
Loans charged off	(2,839)	(1,184)	(1,096)	(5,119)
Recoveries credited to allowance	898	652	469	2,019

Net charge-offs	(1,941)	(532)	(627)	(3,100)

Ending balance	$13,671	$6,657	$627	$20,955

The following tables present the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

	Three Months Ended September 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$—	$114	$—	$114
Recovery of PCI loan losses	—	(94)	—	(94)
Benefit attributable to FDIC indemnification asset	—	75	—	75

Recovery of loan losses charged to operations	—	(19)	—	(19)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(75)	—	(75)

Ending balance	$—	$20	$—	$20

	Three Months Ended September 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$16	$402	$—	$418
Recovery of PCI loan losses	(8)	(206)	—	(214)
Benefit attributable to FDIC indemnification asset	—	110	—	110

Recovery of loan losses charged to operations	(8)	(96)	—	(104)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(110)	—	(110)

Ending balance	$8	$196	$—	$204

	Nine Months Ended September 30, 2015
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$37	$21	$—	$58
Recovery of PCI loan losses	(37)	(1)	—	(38)
Benefit (provision) attributable to
FDIC indemnification asset	30	(1)	—	29

Recovery of loan losses charged to operations	(7)	(2)	—	(9)
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(30)	1	—	(29)

Ending balance	$—	$20	$—	$20

	Nine Months Ended September 30, 2014
	Commercial	Consumer Real Estate	Consumer and Other	Total
(Amounts in thousands)
Beginning balance	$77	$678	$—	$755
Recovery of PCI loan losses	(69)	(482)	—	(551)
Benefit attributable to FDIC indemnification asset	55	396	—	451

Recovery of loan losses charged to operations	(14)	(86)	—	(100)
Recovery of loan losses recorded through the FDIC indemnification asset	(55)	(396)	—	(451)

Ending balance	$8	$196	$—	$204

The following tables present the Company’s allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$51,526	$1,087
Commercial and industrial	—	—	86,339	516
Multi-family residential	—	—	93,848	1,532
Single family non-owner occupied	1,404	117	142,509	3,076
Non-farm, non-residential	14,131	1,711	473,456	4,702
Agricultural	—	—	2,449	18
Farmland	—	—	27,791	194

Total commercial loans	15,535	1,828	877,918	11,125
Consumer real estate loans
Home equity lines	—	—	127,599	1,162
Single family owner occupied	6,132	760	494,515	4,205
Owner occupied construction	353	53	39,957	264

Total consumer real estate loans	6,485	813	662,071	5,631
Consumer and other loans
Consumer loans	—	—	75,168	710
Other	—	—	7,058	—

Total consumer and other loans	—	—	82,226	710

Total loans, excluding PCI loans	$22,020	$2,641	$1,622,215	$17,466

	December 31, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$51,608	$1,151
Commercial and industrial	—	—	85,353	690
Multi-family residential	—	—	98,880	1,917
Single family non-owner occupied	833	45	135,223	3,183
Non-farm, non-residential	9,477	1,000	475,353	4,805
Agricultural	—	—	1,642	13
Farmland	—	—	30,233	206

Total commercial loans	10,310	1,045	878,292	11,965
Consumer real estate loans
Home equity lines	—	—	134,006	1,330
Single family owner occupied	5,738	437	489,820	4,498
Owner occupied construction	—	—	32,983	224

Total consumer real estate loans	5,738	437	656,809	6,052
Consumer and other loans
Consumer loans	—	—	69,429	670
Other	—	—	6,555	—

Total consumer and other loans	—	—	75,984	670

Total loans, excluding PCI loans	$16,048	$1,482	$1,611,085	$18,687

The following table presents the Company’s allowance for loan losses related to PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	September 30, 2015		December 31, 2014
(Amounts in thousands)	Loan Pools	Allowance for Loan Pools With Impairment	Loan Pools	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$5,580	$—	$13,392	$37
Waccamaw lines of credit	—	—	461	—
Peoples commercial	5,102	—	5,875	—
Other	1,281	—	1,358	—

Total commercial loans	11,963	—	21,086	37
Consumer real estate loans
Waccamaw serviced home equity lines	31,261	—	37,342	—
Waccamaw residential	1,840	1	2,638	—
Peoples residential	1,175	19	1,215	21

Total consumer real estate loans	34,276	20	41,195	21
Consumer and other loans
Waccamaw consumer(1)	—	—	2	—

Total loans	$46,239	$20	$62,283	$58

(1)	Closed during the first quarter of 2015.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Beginning balance	$23,653	$30,908	$27,900	$34,691
Decrease in estimated losses on covered loans	(75)	(110)	(29)	(451)
Increase in estimated losses on covered OREO	801	674	1,359	1,233
Reimbursable expenses from the FDIC	44	88	409	375
Net amortization	(1,768)	(1,096)	(5,179)	(3,166)
Reimbursements from the FDIC	(606)	(719)	(2,411)	(2,937)

Ending balance	$22,049	$29,745	$22,049	$29,745

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2015	December 31, 2014
(Amounts in thousands)
Noninterest-bearing demand deposits	$442,021	$417,729
Interest-bearing deposits:
Interest-bearing demand deposits	343,303	353,874
Money market accounts	216,567	225,196
Savings deposits	310,060	300,282
Certificates of deposit	452,836	557,352
Individual retirement accounts	138,115	146,326

Total interest-bearing deposits	1,460,881	1,583,030

Total deposits	$1,902,902	$2,000,759

Note 8. Borrowings

Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBS. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The following table presents the composition of borrowings as of the dates indicated:

	September 30, 2015		December 31, 2014
	Balance	Weighted Average Rate(1)	Balance	Weighted Average Rate(1)
(Amounts in thousands)
Federal funds purchased	$—	—	$—	0.34%
Securities sold under agreements to repurchase:
Retail	74,076	0.10%	71,742	0.13%
Wholesale	50,000	3.71%	50,000	3.71%

Total securities sold under agreements to repurchase	124,076		121,742
FHLB borrowings	65,000	4.04%	90,000	4.07%
Subordinated debt	15,464		15,464
Other debt	491		2,535

Total borrowings	$205,031		$229,741

(1)	Weighted average contractual rate

The following schedule presents the remaining contractual maturities of repurchase agreements, by type of collateral pledged, as of September 30, 2015:

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
(Amounts in thousands)
U.S. Agency securities	$57,535	$—	$—	$—	$57,535
Municipal securities	—	—	—	546	546
Mortgage-backed Agency securities	15,042	202	170	50,581	65,995

Total	$72,577	$202	$170	$51,127	$124,076

The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of September 30, 2015:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2015	$—	$—	$—
2016	25,000	—	25,000
2017	—	15,000	15,000
2018	—	—	—
2019	25,000	—	25,000
2020 and thereafter	—	50,000	50,000

	$50,000	$65,000	$115,000

Weighted average maturity (in years)	2.33	4.42	3.51

The FHLB may redeem callable advances at quarterly intervals after various lockout periods, which could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company prepaid $25 million of a FHLB convertible advance bearing an interest rate of 4.15% that was scheduled to mature in 2017 during the second quarter of 2015. The prepayment penalty associated with the $25 million FHLB debt repayment totaled $1.70 million.

The Company is required to pledge qualifying collateral to secure FHLB advances and letters of credit. As of September 30, 2015, the Company provided for FHLB letters of credit to collateralize public unit deposits totaling $6.19 million. FHLB borrowings were secured by qualifying loans that totaled $874.93 million as September 30, 2015, and $980.63 million as of December 31, 2014. Unused borrowing capacity with the FHLB, net of FHLB letters of credit, totaled $422.42 million as of September 30, 2015.

Subordinated debt consists of Company-issued junior subordinated debentures (“Debentures”). The Company-issued Debentures totaling $15.46 million to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of September 30, 2015, and December 31, 2014.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. As of September 30, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

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

As of September 30, 2015, the Company’s derivative instruments consisted of interest rate lock commitments (“IRLCs”), forward sale loan commitments, and interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The Company entered into a fourteen-year, $1.20 million notional interest rate swap agreement in March 2015, a fifteen-year, $4.37 million notional interest rate swap agreement in February 2014, and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The loan hedged by the October 2013 swap paid off in 2014 and the swap was terminated. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of September 30, 2015.

The following table presents the aggregate contractual or notional amounts of the Company’s derivative instruments as of the dates indicated:

	September 30, 2015	December 31, 2014	September 30, 2014
(Amounts in thousands)	Notional or Contractual Amount	Notional or Contractual Amount	Notional or Contractual Amount
Derivatives designated as hedges:
Interest rate swaps	$5,479	$4,363	$7,819
Derivatives not designated as hedges:
IRLCs	4,925	1,391	2,948
Forward sale loan commitments	5,448	3,183	4,094

Total derivatives not designated as hedges	10,373	4,574	7,042

Total derivatives	$15,852	$8,937	$14,861

The following table presents the fair values of the Company’s derivative instruments as of the dates indicated:

	September 30, 2015		December 31, 2014		September 30, 2014
(Amounts in thousands)	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$—	$318	$—	$209	$—	$189
Derivatives not designated as hedges:
IRLCs	27	—	5	—	—	7
Forward sale loan commitments	—	27	—	5	7	—

Total derivities not designated as hedges	27	27	5	5	7	7

Total derivaties	$27	$345	$5	$214	$7	$196

The Company’s derivative and hedging activity had no effect on the Company’s consolidated statements of income for the three and nine months ended September 30, 2015 or September 30, 2014.

Note 10. Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Service cost	$33	$26	$100	$79
Interest cost	71	73	211	218
Amortization of losses	2	—	5	—
Amortization of prior service cost	46	47	140	140

Net periodic cost	$152	$146	$456	$437

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Service cost	$12	$6	$35	$17
Interest cost	13	12	40	35
Amortization of losses	15	—	45	—
Amortization of prior service cost	18	18	54	54

Net periodic cost	$58	$36	$174	$106

Note 11. Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(4,899)	$(1,299)	$(6,198)	$(5,736)	$(1,001)	$(6,737)
Other comprehensive gain before reclassifications	2,433	102	2,535	186	81	267
Reclassified from AOCI	(24)	(51)	(75)	63	(41)	22

Net comprehensive gain	2,409	51	2,460	249	40	289

Ending balance	$(2,490)	$(1,248)	$(3,738)	$(5,487)	$(961)	$(6,448)

	Nine Months Ended September 30,
	2015			2014
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(4,266)	$(1,339)	$(5,605)	$(13,640)	$(1,100)	$(14,740)
Other comprehensive gain before reclassifications	1,682	244	1,926	8,422	261	8,683
Reclassified from AOCI	94	(153)	(59)	(269)	(122)	(391)

Net comprehensive gain	1,776	91	1,867	8,153	139	8,292

Ending balance	$(2,490)	$(1,248)	$(3,738)	$(5,487)	$(961)	$(6,448)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2015	2014	2015	2014	Line Item Affected
Available-for-sale securities
(Losses) gains realized in net income	$(39)	$320	$151	$306	Net gain (loss) on sale of securities
Credit-related OTTI recognized in net income	—	(219)	—	(737)	Net impairment losses recognized in earnings

	(39)	101	151	(431)	Income before income taxes
Income tax effect	(15)	38	57	(162)	Income tax expense

	(24)	63	94	(269)	Net income
Employee benefit plans
Amortization of prior service cost	(65)	(66)	(195)	(195)	(1)
Amortization of losses	(17)	—	(50)	—	(1)

	(82)	(66)	(245)	(195)	Income before income taxes
Income tax effect	(31)	(25)	(92)	(73)	Income tax expense

	(51)	(41)	(153)	(122)	Net income

Reclassified from AOCI, net of tax	$(75)	$22	$(59)	$(391)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$31,676	$—	$31,676	$—
Municipal securities	131,088	—	131,088	—
Single issue trust preferred securities	49,434	—	49,434	—
Corporate securities	70,654	—	70,654	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	94,125	—	94,125	—
Equity securities	235	217	18	—

Total available-for-sale securities	$382,212	$217	$381,995	$—

Fair value loans	$4,887	$—	$4,887	$—

Deferred compensation assets	$3,425	$3,425	$—	$—

Derivative assets
Forward sale loan commitments	$27	$—	$27	$—

Total derivative assets	$27	$—	$27	$—

Deferred compensation liabilities	$3,425	$3,425	$—	$—

Derivative liabilities
Interest rate swaps	$318	$—	$318	$—
IRLCs	27	—	27	—

Total derivative liabilities	$345	$—	$345	$—

	December 31, 2014
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$33,598	$—	$33,598	$—
Municipal securities	138,915	—	138,915	—
Single issue trust preferred securities	46,137	—	46,137	—
Corporate securities	5,109	—	5,109	—
Agency MBS	102,119	—	102,119	—
Equity securities	239	221	18	—

Total available-for-sale securities	$326,117	$221	$325,896	$—

Fair value loans	$3,406	$—	$3,406	$—

Deferred compensation assets	$3,380	$3,380	$—	$—

Derivative assets
IRLCs	$5	$—	$5	$—

Total derivative assets	$5	$—	$5	$—

Deferred compensation liabilities	$3,380	$3,380	$—	$—

Derivative liabilities
Interest rate swaps	$209	$—	$209	$—
Forward sale loan commitments	5	—	5	—

Total derivative liabilities	$214	$—	$214	$—

There were no changes in valuation techniques during the nine months ended September 30, 2015 or 2014. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers into or out of Level 3 of the fair value hierarchy during the nine months ended September 30, 2015, or September 30, 2014.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	September 30, 2015
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$11,131	—	—	$11,131
OREO, not covered by loss share agreements	4,790	—	—	4,790
OREO, covered by loss share agreements	2,938	—	—	2,938

	December 31, 2014
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans not covered by loss share agreements	$6,480	—	—	$6,480
OREO, not covered by loss share agreements	5,462	—	—	5,462
OREO, covered by loss share agreements	5,247	—	—	5,247

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Range (Weighted Average)
	Technique	Input	September 30, 2015	December 31, 2014
Impaired loans	Discounted appraisals (1)	Appraisal adjustments (2)	6% to 41% (24%)	1% to 33% (22%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments (2)	10% to 100% (36%)	10% to 47% (26%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments (2)	16% to 94% (47%)	10% to 52% (44%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2015
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$62,024	$62,024	$62,024	$—	$—
Available-for-sale securities	382,212	382,212	217	381,995	—
Held-to-maturity securities	72,596	73,030	—	73,030	—
Loans held for sale	523	523	—	523	—
Loans held for investment less allowance	1,670,347	1,705,601	—	5,205	1,700,396
FDIC indemnification asset	22,049	12,998	—	—	12,998
Accrued interest receivable	5,910	5,910	—	5,910	—
Derivative financial assets	27	27	—	27	—
Deferred compensation assets	3,425	3,425	3,425	—	—

Liabilities
Demand deposits	$442,021	$442,021	$—	$442,021	$—
Interest-bearing demand deposits	343,303	343,303	—	343,303	—
Savings deposits	526,627	526,627	—	526,627	—
Time deposits	590,952	591,757	—	591,757	—
Securities sold under agreements to repurchase	124,076	125,089	—	125,089	—
Accrued interest payable	1,347	1,347	—	1,347	—
FHLB and other borrowings	80,955	85,629	—	85,629	—
Derivative financial liabilities	345	345	—	345	—
Deferred compensation liabilities	3,425	3,425	3,425	—	—

	December 31, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$237,660	$237,660	$237,660	$—	$—
Available-for-sale securities	326,117	326,117	221	325,896	—
Held-to-maturity securities	57,948	57,889	—	57,889	—
Loans held for sale	1,792	1,790	—	1,790	—
Loans held for investment less allowance	1,669,189	1,738,553	—	3,406	1,735,147
FDIC indemnification asset	27,900	18,040	—	—	18,040
Accrued interest receivable	6,315	6,315	—	6,315	—
Derivative financial assets	5	5	—	5	—
Deferred compensation assets	3,380	3,380	3,380	—	—

Liabilities
Demand deposits	$417,729	$417,729	$—	$417,729	$—
Interest-bearing demand deposits	353,874	353,874	—	353,874	—
Savings deposits	525,478	525,478	—	525,478	—
Time deposits	703,678	704,590	—	704,590	—
Securities sold under agreements to repurchase	121,742	123,114	—	123,114	—
Accrued interest payable	1,668	1,668	—	1,668	—
FHLB and other borrowings	107,999	116,599	—	116,599	—
Derivative financial liabilities	214	214	—	214	—
Deferred compensation liabilities	3,380	3,380	3,380	—	—

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	September 30, 2015	December 31, 2014
(Amounts in thousands)
Commitments to extend credit	$203,658	$236,471
Commitments related to secondary market mortgage loans	4,925	1,391
Standby letters of credit and financial guarantees	7,400	3,581

Total off-balance sheet risk	$215,983	$241,443

Reserve for unfunded commitments	$326	$326

The Company provided for letters of credit with the FHLB totaling $6.19 million as of September 30, 2015, and $6.18 million as of December 31, 2014. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

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

Company Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates fifty-two banking locations under the name First Community Bank in West Virginia, Virginia, and North Carolina and under the trade name People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $710 million as of September 30, 2015. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), headquartered in High Point, North Carolina, which operates eleven locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) and Carolina Insurers Associates in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.48 billion as of September 30, 2015. Our common stock is traded on the NASDAQ Global Select Market under the symbol, “FCBC.”

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

Performance Overview

Highlights of our results of operations for the quarter and nine months ended September 30, 2015, and financial condition as of September 30, 2015, include the following:

•	The Company’s non-covered loan portfolio as of September 30, 2015, increased $33.10 million, or 2.11%, compared with December 31, 2014.

•	The Company prepaid $25 million in Federal Home Loan Bank convertible advances during the first nine months of 2015. The prepayment was in keeping with the Company’s strategic goal of reducing high cost wholesale debt.

•	The Company repurchased 334,319 common shares during the third quarter, bringing total repurchased shares to 1,018,726 during the first nine months of 2015.

•	The Company significantly exceeds regulatory “well capitalized” targets as of September 30, 2015.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended September 30,		Three Months Ended		Nine Months Ended September 30,		Nine Months Ended
	2015	2014	Increase (Decrease)	% Change	2015	2014	Increase (Decrease)	% Change

(Amounts in thousands, except per share data)
Net income	$6,259	$7,043	$(784)	-11.13%	$18,392	$19,775	$(1,383)	-6.99%
Net income available to common shareholders	6,259	6,815	(556)	-8.16%	18,287	19,092	(805)	-4.22%

Basic earnings per common share	0.34	0.37	(0.03)	-8.11%	0.98	1.04	(0.06)	-5.77%
Diluted earnings per common share	0.34	0.36	(0.02)	-5.56%	0.97	1.02	(0.05)	-4.90%

Return on average assets	1.00%	1.06%	-0.06%	-5.66%	0.96%	0.99%	-0.03%	-3.03%
Return on average common equity	7.18%	8.15%	-0.97%	-11.90%	7.07%	7.86%	-0.79%	-10.05%

Three-Month Comparison. Net income decreased in the third quarter of 2015 compared to the same quarter of the prior year due to a $2.82 million increase in the provision for loan losses, a $593 thousand decrease in noninterest income, and a $346 thousand decrease in net interest income offset by a $2.45 million decrease in noninterest expense and a $525 thousand decrease in income tax. The increase in the provision was primarily due to a recovery of loan losses related to the release of specific reserves on a problem credit that experienced favorable resolution during the third quarter of 2014.

Nine-month Comparison. Net income decreased in the first nine months of 2015 compared to the same period of the prior year primarily due to a $2.53 million decrease in net interest income, a $458 thousand decrease in noninterest income, and a $1.12 million increase in the provision for loan losses offset by a $1.72 million decrease in noninterest expense and a $1.01 million decrease in income tax. The increase in the provision was primarily due to the release of specific reserves on a problem credit that experienced favorable resolution during the third quarter of 2014.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 75.39% of total net interest and noninterest income in the third quarter of 2015 compared to 74.17% in the same quarter of 2014. Net interest income comprised 74.25% of total net interest and noninterest income in the first nine months of 2015 compared to 74.60% in the same period of 2014.

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

The following tables present our average consolidated balance sheets, as of the dates indicated, and the net interest analysis, on a FTE basis, in the periods indicated:

	Three Months Ended September 30,
	2015			2014
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)	$1,675,787	$22,291	5.28%	$1,766,769	$23,460	5.27%
Securities available-for-sale	382,099	2,394	2.49%	376,778	2,811	2.96%
Securities held-to-maturity	72,624	195	1.07%	24,189	73	1.20%
Interest-bearing deposits	48,750	33	0.27%	45,826	40	0.35%

Total earning assets	2,179,260	24,913	4.53%	2,213,562	26,384	4.73%
Other assets	305,331			331,771

Total assets	$2,484,591			$2,545,333

Liabilities
Interest-bearing deposits
Demand deposits	$335,831	$52	0.06%	$349,013	$49	0.06%
Savings deposits	532,445	83	0.06%	521,334	121	0.09%
Time deposits	613,598	1,249	0.81%	675,454	1,612	0.95%

Total interest-bearing deposits	1,481,874	1,384	0.37%	1,545,801	1,782	0.46%
Borrowings
Federal funds purchased	7	—	0.00%	69	—	0.00%
Retail repurchase agreements	72,740	16	0.09%	69,565	23	0.13%
Wholesale repurchase agreements	50,000	473	3.75%	50,000	474	3.76%
FHLB advances and other borrowings	80,985	806	3.95%	142,115	1,457	4.07%

Total borrowings	203,732	1,295	2.52%	261,749	1,954	2.96%

Total interest-bearing liabilities	1,685,606	2,679	0.63%	1,807,550	3,736	0.82%

Noninterest-bearing demand deposits	433,164			371,877
Other liabilities	20,028			18,888

Total liabilities	2,138,798			2,198,315
Stockholders’ equity	345,793			347,018

Total liabilities and stockholders’ equity	$2,484,591			$2,545,333

Net interest income, FTE		$22,234			$22,648

Net interest rate spread			3.90%			3.91%

Net interest margin			4.05%			4.06%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Nine Months Ended September 30,
	2015			2014
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)	$1,675,118	$66,107	5.28%	$1,744,422	$69,818	5.35%
Securities available-for-sale	358,690	7,225	2.69%	434,462	9,808	3.02%
Securities held-to-maturity	70,454	577	1.09%	12,858	127	1.32%
Interest-bearing deposits	125,295	246	0.26%	40,587	117	0.39%

Total earning assets	2,229,557	74,155	4.45%	2,232,329	79,870	4.78%
Other assets	311,825			337,298

Total assets	$2,541,382			$2,569,627

Liabilities
Interest-bearing deposits
Demand deposits	$342,639	$156	0.06%	$363,780	$154	0.06%
Savings deposits	532,641	289	0.07%	525,269	387	0.10%
Time deposits	655,314	4,231	0.86%	695,585	4,964	0.95%

Total interest-bearing deposits	1,530,594	4,676	0.41%	1,584,634	5,505	0.46%
Borrowings
Federal funds purchased	2	—	—	1,192	3	0.34%
Retail repurchase agreements	70,325	53	0.10%	73,669	74	0.13%
Wholesale repurchase agreements	50,000	1,405	3.76%	50,000	1,405	3.76%
FHLB advances and other borrowings	91,305	2,713	3.97%	158,009	4,832	4.09%

Total borrowings	211,632	4,171	2.64%	282,870	6,314	2.98%

Total interest-bearing liabilities	1,742,226	8,847	0.68%	1,867,504	11,819	0.85%

Noninterest-bearing demand deposits	429,661			343,568
Other liabilities	20,472			18,758

Total liabilities	2,192,359			2,229,830
Stockholders’ equity	349,023			339,797

Total liabilities and stockholders’ equity	$2,541,382			$2,569,627

Net interest income, FTE		$65,308			$68,051

Net interest rate spread			3.77%			3.93%

Net interest margin			3.92%			4.08%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact on FTE net interest income resulting from changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), in the periods indicated:

	Three Months Ended September 30, 2015 Compared to 2014 Dollar Increase (Decrease) due to				Nine Months Ended September 30, 2015 Compared to 2014 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on:
Loans(1)	$(1,208)	$41	$(2)	$(1,169)	$(2,774)	$(976)	$39	$(3,711)
Securities available-for-sale(1)	40	(450)	(7)	(417)	(1,711)	(1,057)	185	(2,583)
Securities held-to-maturity(1)	146	(8)	(16)	122	569	(22)	(97)	450
Interest-bearing deposits with other banks	3	(9)	(1)	(7)	244	(37)	(78)	129

Total interest earning assets	(1,019)	(426)	(26)	(1,471)	(3,672)	(2,092)	49	(5,715)

Interest paid on:
Demand deposits	(2)	5	—	3	(9)	12	(1)	2
Savings deposits	3	(40)	(1)	(38)	5	(102)	(1)	(98)
Time deposits	(148)	(237)	22	(363)	(287)	(473)	27	(733)
Federal funds purchased	—	—	—	—	(3)	—	—	(3)
Retail repurchase agreements	1	(8)	—	(7)	(3)	(18)	—	(21)
Wholesale repurchase agreements	—	(1)	—	(1)	—	—	—	—
FHLB advances and other borrowings	(627)	(43)	19	(651)	(2,040)	(137)	58	(2,119)

Total interest-bearing liabilities	(773)	(324)	40	(1,057)	(2,337)	(718)	83	(2,972)

Change in net interest income(1)	$(246)	$(102)	$(66)	$(414)	$(1,335)	$(1,374)	$(34)	$(2,743)

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table reconciles net interest income, as presented in our consolidated statements of income, and net interest income on a FTE basis, in the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Amounts in thousands)
Net interest income, GAAP	$21,669	$22,015	$63,578	$66,108
FTE adjustment(1)	565	633	1,730	1,943

Net interest income, FTE(1)	$22,234	$22,648	$65,308	$68,051

(1)	The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 35%.

The interest and the average yield on loans include accretion income from acquired loan portfolios. The following tables present our average consolidated balance sheets, as of the dates indicated, and net interest analysis, on a FTE basis excluding the impact of non-cash purchase accounting accretion, in the periods indicated:

	Three Months Ended September 30,
	2015		2014
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$22,291	5.28%	$23,460	5.27%
Accretion income	2,930		2,813
Less: cash accretion income	903		1,367

Non-cash accretion income	2,027		1,446

Loans, excluding non-cash accretion	20,264	4.80%	22,014	4.94%
Other earning assets	2,622	2.07%	2,924	2.60%

Total earning assets	22,886	4.17%	24,938	4.47%
Total interest-bearing liabilities	2,679	0.63%	3,736	0.82%

Net interest income, tax equivalent	$20,207		$21,202

Net interest rate spread, less non-cash accretion		3.54%		3.65%

Net interest margin, less non-cash accretion		3.68%		3.80%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Nine Months Ended September 30,
	2015		2014
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$66,107	5.28%	$69,818	5.35%
Accretion income	8,765		8,724
Less: cash accretion income	3,326		3,214

Non-cash accretion income	5,439		5,510

Loans, excluding non-cash accretion	60,668	4.84%	64,308	4.93%
Other earning assets	8,048	1.94%	10,052	2.75%

Total earning assets	68,716	4.12%	74,360	4.45%
Total interest-bearing liabilities	8,847	0.68%	11,819	0.85%

Net interest income, tax equivalent	$59,869		$62,541

Net interest rate spread, less non-cash accretion		3.44%		3.60%

Net interest margin, less non-cash accretion		3.59%		3.75%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

Three-Month Comparison. Net interest income under GAAP decreased $346 thousand or 1.57%, and net interest income on a FTE basis decreased $414 thousand, or 1.83%, in the third quarter of 2015 compared to the same quarter of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a one basis point decrease in the net interest rate spread and a one basis point decrease in the net interest margin.

Loan interest accretion totaled $2.93 million in the third quarter of 2015, of which $903 thousand was received in cash, compared to $2.81 million in the same quarter of the prior year, of which $1.37 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 14 basis points, compared to an increase of one basis point under GAAP. Excluding non-cash accretion income, the net interest margin decreased 12 basis points compared to a decrease of one basis point under GAAP. We expect the purchase accounting interest accretion to continue to decline in future periods due to acquired portfolio attrition.

Average earning assets decreased $34.30 million, or 1.55%, in the third quarter of 2015 compared to the same quarter of the prior year primarily due to decreases in the average covered loan portfolio. The yield on earning assets decreased 20 basis points, which was largely due to decreases in the average balance of the loan portfolio and average yield of available-for-sale securities. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

As of September 30, 2015, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities decreased $121.94 million, or 6.75%, in the third quarter of 2015 compared to the same quarter of the prior year, primarily due to the prepayment of FHLB advances and the decline in average interest-bearing demand and time deposit balances. The yield on interest-bearing liabilities decreased 19 basis points, which was largely due to a 44 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $63.93 million, or 4.14%, which was driven by a $61.86 million, or 9.16%, decrease in average time deposits and a $13.18 million, or 3.78%, decrease in interest-bearing demand deposits offset by a $11.11 million, or 2.13%, increase in savings deposits, which include money market and savings accounts. Average borrowings decreased $58.02 million, or 22.17%, which was driven by a $61.13 million, or 43.01%, decrease in FHLB and other borrowings.

Nine-month Comparison. Net interest income under GAAP decreased $2.53 million, or 3.83%, and FTE net interest income decreased $2.74 million, or 4.03%, in the first nine months of 2015 compared to the same period of the prior year. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 16 basis point decrease in the net interest rate spread and a 16 basis point decrease in the net interest margin.

Loan interest accretion totaled $8.77 million in the first nine months of 2015, of which $3.33 million was received in cash, compared to $8.72 million in the same period of the prior year, of which $3.21 million was received in cash. Excluding non-cash accretion income, the yield on loans decreased 9 basis points, compared to a decrease of 7 basis points under GAAP. Excluding non-cash accretion income, the net interest margin decreased 16 basis points compared to a decrease of 16 basis points under GAAP. We expect the purchase accounting interest accretion to continue to decline in future periods due to acquired portfolio attrition.

Average earning assets decreased $2.77 million, or 0.12%, in the first nine months of 2015 compared to the same period of the prior year primarily due to increases in interest-bearing deposits held with other financial institutions and securities held to maturity. The yield on earning assets decreased 33 basis points, which was largely due to a decrease in the average balance and yield of available-for-sale securities and loans. During the first six months of 2015, we purchased low-yield, short-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due and invested excess liquidity on a short-term basis. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

Average interest-bearing liabilities decreased $125.28 million, or 6.71%, in the first nine months of 2015 compared to the same period of the prior year, primarily due to the prepayment of FHLB advances and the decline in average interest-bearing demand and time deposit balances. The yield on interest-bearing liabilities decreased 17 basis points, which was largely due to a 34 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $54.04 million, or 3.41%, which was driven by a $40.27 million, or 5.79%, decrease in average time deposits and a $21.14 million, or 5.81%, decrease in interest-bearing demand deposits offset by a $7.37 million, or 1.40%, increase in savings deposits, which include money market and savings accounts. Average borrowings decreased $71.24 million, or 25.18%, which was driven by a $66.70 million, or 42.22%, decrease in FHLB and other borrowings.

Provision for Loan Losses

Three-Month Comparison. The provision for loan losses is added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations increased $2.82 million to $381 thousand in the third quarter of 2015 compared to a recovery of $2.44 million in the same quarter of the prior year. The recovery was primarily due to the release of specific reserves on a problem credit that experienced favorable resolution during the third quarter of 2014. The PCI loan portfolio realized a recovery of $94 thousand in the third quarter of 2015, resulting in a $75 thousand recovery recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and a $19 thousand provision charged to operations. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Nine-month Comparison. The provision charged to operations increased $1.12 million to $1.76 million in the first nine months of 2015 compared to the same period of the prior year. The increase was primarily due to the release of specific reserves on a problem credit that experienced favorable resolution during the third quarter of 2014. The PCI loan portfolio realized a recovery of $38 thousand in the first nine months of 2015, resulting in a $29 thousand recovery recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and a $9 thousand recovery charged to operations.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 24.61% of total net interest and noninterest income in the third quarter of 2015 compared to 25.83% in the same quarter of the prior year. Noninterest income comprised 25.75% of total net interest and noninterest income in the first nine months of 2015 compared to 25.40% in the same period of the prior year. The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase (Decrease)	% Change	September 30,		Increase (Decrease)	% Change
	2015	2014			2015	2014
(Amounts in thousands)
Wealth management	$790	$670	$120	17.91%	$2,231	$2,396	$(165)	-6.89%
Service charges on deposit accounts	3,744	3,606	138	3.83%	10,154	10,099	55	0.54%
Other service charges and fees	1,974	1,852	122	6.59%	5,987	5,473	514	9.39%
Insurance commissions	1,650	1,695	(45)	-2.65%	5,336	5,113	223	4.36%
Net impairment loss	—	(219)	219	-100.00%	—	(737)	737	-100.00%
Net (loss) gain on sale of securities	(39)	320	(359)	-112.19%	151	306	(155)	-50.65%
Net FDIC indemnification asset amortization	(1,768)	(1,096)	(672)	61.31%	(5,179)	(3,166)	(2,013)	63.58%
Other operating income	723	839	(116)	-13.83%	3,367	3,021	346	11.45%

Noninterest income	$7,074	$7,667	$(593)	-7.73%	$22,047	$22,505	$(458)	-2.04%

Three-Month Comparison. Noninterest income decreased $593 thousand, or 7.73%, in the third quarter of 2015 compared to the same quarter of the prior year. Wealth management revenues, which include fees and commissions for trust and investment advisory services, increased for the Trust Division and FCWM. Service charges on deposit accounts and other service charges and fees increased primarily from an increase in monthly service charges on checking accounts and debit card income. Insurance commissions decreased largely due to a decrease in fees. In the third quarter of 2015, we realized a net loss of $39 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net negative amortization related to the FDIC indemnification asset of $1.77 million as a result of improved loss estimates and payoffs in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to a $57 thousand decrease in income from bank owned life insurance policies.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, and death benefits from bank owned life insurance policies, noninterest income increased $219 thousand, or 2.53%, to $8.88 million in the third quarter of 2015, compared with $8.66 million in the same quarter of the prior year.

Nine-month Comparison. Noninterest income decreased $458 thousand, or 2.04%, in the first nine months of 2015 compared to the same period of the prior year. Wealth management revenues decreased as a result of higher estate settlement fees earned in the same period of the prior year. Service charges on deposit accounts and other service charges and fees increased primarily from an increase in monthly service charges on checking accounts and debit card income, offset by a decrease in insufficient fee income. Insurance commissions increased largely due to an increase in property and casualty premium commissions and contingency profit-sharing revenue income. In the first nine months of 2015, we realized a net gain of $151 thousand on the sale of securities. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. We recorded net negative amortization related to the FDIC indemnification asset of $5.18 million as a result of improved loss estimates and payoffs in the covered Waccamaw loan portfolio. Other operating income increased primarily due to a $1.14 million after tax death benefit from the maturity of a bank owned life insurance policy offset by a $536 thousand bank owned life insurance benefit recognized in the same period of the prior year.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, and death benefits from bank owned life insurance policies, noninterest income decreased $1.65 million, or 7.35%, to $20.75 million in the first nine months of 2015, compared with $22.40 million in the same period of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase (Decrease)	% Change	September 30,		Increase (Decrease)	% Change
	2015	2014			2015	2014
(Amounts in thousands)
Salaries and employee benefits	$9,971	$9,924	$47	0.47%	$29,357	$29,872	$(515)	-1.72%
Occupancy of bank premises	1,443	1,469	(26)	-1.77%	4,404	4,825	(421)	-8.73%
Furniture and equipment	1,259	1,212	47	3.88%	3,854	3,611	243	6.73%
Amortization of intangible assets	281	179	102	56.98%	837	532	305	57.33%
FDIC premiums and assessments	377	419	(42)	-10.02%	1,181	1,311	(130)	-9.92%
FHLB debt prepayment	—	3,047	(3,047)	—	1,702	3,047	(1,345)	—
Merger, acquisition, and divestiture	—	285	(285)	—	86	285	(199)	—
Other operating expense	5,688	4,934	754	15.28%	15,667	15,329	338	2.20%

Total noninterest expense	$19,019	$21,469	$(2,450)	-11.41%	$57,088	$58,812	$(1,724)	-2.93%

Three-Month Comparison. Noninterest expense decreased $2.45 million, or 11.41%, in the third quarter of 2015 compared to the same quarter of the prior year. Full-time equivalent employees, calculated using the number of hours worked, decreased to 677 as of September 30, 2015, from 691 as of September 30, 2014. The reduction in full-time equivalent employees was primarily due to net branch divestiture activity that occurred during the fourth quarter of 2014. Occupancy, furniture, and equipment expense remained relatively stable in the third quarter of 2015 compared to the same quarter of the prior year. The increase in other operating expense included an increase in the net loss on sales and expenses related to OREO of $641 thousand to $1.22 million in the third quarter of 2015 compared to $579 thousand in the same quarter of the prior year.

Nine-month Comparison. Noninterest expense decreased $1.72 million, or 2.93%, in the first nine months of 2015 compared to the same period of the prior year. Occupancy, furniture, and equipment expense decreased $178 thousand, or 2.11%, in the first nine months of 2015, which was primarily due to the branch divestiture activity that occurred during the fourth quarter of 2014. Acquisition and divestiture expense totaled $86 thousand in the first nine months of 2015, which was related to branch acquisition and divestiture activity that occurred in the fourth quarter of 2014. We prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.15% interest rate during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. The increase in other operating expense included a $213 thousand branch property write-down offset by a $248 thousand decrease in expenses related to employee benefit plans. Other operating expenses also included an increase in the net loss on sales and expenses related to OREO of $273 thousand to $1.96 million in the first nine months of 2015 compared to $1.69 million in the same period of the prior year.

Income Tax Expense

Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of officers’ life insurance policies, which are both exempt from federal income tax. Income tax expense decreased $525 thousand, or 14.55%, and the effective rate decreased 87 basis points to 33.01% in the third quarter of 2015 compared to the same quarter of the prior year. The decrease in the effective tax rate was largely due to a decrease in taxable revenues as a percent of net earnings. Income tax expense decreased $1.01 million, or 10.70%, and the effective rate decreased 89 basis points to 31.31% in the first nine months of 2015 compared to the same period of the prior year. The decrease in the effective tax rate was largely due to the tax exempt nature of the death benefit received.

Financial Condition

Total assets were $2.48 billion as of September 30, 2015, a decrease of $129.82 million, or 4.98%, compared with $2.61 billion as of December 31, 2014. Total liabilities were $2.13 billion as of September 30, 2015, a decrease of $123.27 million, or 5.46%, compared with $2.26 billion as of December 31, 2014. Our book value per common share was $18.83 as of September 30, 2015, an increase of $0.77, or 4.26%, compared with $18.06 as of December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2015, decreased $175.64 million, or 73.90%, compared to December 31, 2014. The decrease was primarily due to the deployment of liquidity to redeem our convertible preferred shares, repurchase common stock, purchase investment securities to provide the funding necessary to extinguish certain borrowings as they come due, and establish a short-term investment portfolio.

Investment Securities

Available-for-sale securities as of September 30, 2015, decreased $56.10 million, or 17.20%, compared to December 31, 2014. The market value of securities available for sale as a percentage of amortized cost was 98.97% as of September 30, 2015, compared to 97.95% as of December 31, 2014. Held-to-maturity securities as of September 30, 2015, increased $14.65 million, or 25.28%, compared to December 31, 2014, due to the purchase of low-yield, short-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The market value of securities held to maturity as a percentage of amortized cost was 100.60% as of September 30, 2015, compared with 99.90% as of December 31, 2014.

Investment securities are reviewed quarterly for possible OTTI. We recognized no credit-related OTTI charges in earnings associated with debt securities beneficially owned for the three months ended September 30, 2015, compared to $219 thousand for the same period of 2014. We recongnized no credit-related OTTI charges in earnings associated with debt securities beneficially owned for the nine months ended September 30, 2015, compared to $705 thousand for the same period of 2014. These charges were related to a non-Agency mortgage-backed security that was sold in November 2014. We recognized no OTTI charges in earnings associated with equity securities for the three months ended September 30, 2015 or September 30, 2014. We recognized no OTTI charges in earnings associated with equity securities for the nine months ended September 30, 2015, compared to $32 thousand for the nine months ended September 30, 2014. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Sale

Loans held for sale as of September 30, 2015, decreased $1.27 million, or 70.81%, compared to September 30, 2014. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. The gross notional amount of outstanding commitments to originate mortgage loans in the secondary market totaled $4.92 million for 27 commitments as of September 30, 2015, and $1.39 million for 9 commitments as of December 31, 2014.

Loans Held for Investment

Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. Loans held for investment as of September 30, 2015, increased $1.06 million, or 0.06%, compared to December 31, 2014. The non-covered loan portfolio increased $33.10 million, or 2.11%, compared to December 31, 2014. The increase was primarily due to increased loan demand throughout all segments of the loan portfolio. The covered loan portfolio as of September 30, 2015, decreased $32.04 million, or 26.21%, compared to December 31, 2014, due to continued runoff in the covered Waccamaw portfolio. The average loan to deposit ratio was 85.45% for the nine months ended September 30, 2015, compared to 90.47% for the same period of 2014. See Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated:

	September 30, 2015		December 31, 2014		September 30, 2014
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$45,930	2.72%	$41,271	2.44%	$42,775	2.43%
Commercial and industrial	85,319	5.05%	83,099	4.92%	88,709	5.03%
Multi-family residential	93,356	5.52%	97,480	5.77%	99,812	5.66%
Single family non-owner occupied	144,725	8.56%	135,171	8.00%	143,904	8.16%
Non-farm, non-residential	479,297	28.35%	473,906	28.05%	491,933	27.91%
Agricultural	2,414	0.14%	1,599	0.09%	2,149	0.12%
Farmland	27,135	1.61%	29,517	1.75%	31,938	1.81%

Total commercial loans	878,176	51.95%	862,043	51.02%	901,220	51.12%
Consumer real estate loans
Home equity lines	107,655	6.37%	110,957	6.57%	112,863	6.40%
Single family owner occupied	492,157	29.11%	485,475	28.74%	498,523	28.28%
Owner occupied construction	40,141	2.37%	32,799	1.94%	45,015	2.56%

Total consumer real estate loans	639,953	37.85%	629,231	37.25%	656,401	37.24%
Consumer and other loans
Consumer loans	75,084	4.44%	69,347	4.10%	71,252	4.04%
Other	7,058	0.42%	6,555	0.39%	7,308	0.42%

Total consumer and other loans	82,142	4.86%	75,902	4.49%	78,560	4.46%

Non-covered loans held for investment	1,600,271	94.66%	1,567,176	92.76%	1,636,181	92.82%
Covered loans	90,203	5.34%	122,240	7.24%	126,611	7.18%

Total loans held for investment	1,690,474	100.00%	1,689,416	100.00%	1,762,792	100.00%
Allowance for loan losses	20,127		20,227		21,159

Total loans held for investment, less allowance	$1,670,347		$1,669,189		$1,741,633

Loans held for sale	$523		$1,792		$1,150

The following table presents covered loans disaggregated by class as of the periods indicated:

(Amounts in thousands)	September 30, 2015	December 31, 2014	September 30, 2014
Covered loans held for investment
Commercial loans
Construction, development, and other land	$7,573	$13,100	$13,184
Commercial and industrial	1,326	2,662	2,646
Multi-family residential	699	1,584	1,612
Single family non-owner occupied	2,899	5,918	6,212
Non-farm, non-residential	15,712	25,317	26,238
Agricultural	35	43	151
Farmland	656	716	729

Total commercial loans	28,900	49,340	50,772
Consumer real estate loans
Home equity lines	51,205	60,391	62,772
Single family owner occupied	9,736	11,968	12,504
Owner occupied construction	278	453	466

Total consumer real estate loans	61,219	72,812	75,742
Consumer and other loans
Consumer loans	84	88	97

Covered loans held for investment	$90,203	$122,240	$126,611

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

	September 30, 2015	December 31, 2014	September 30, 2014
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$17,100	$10,556	$11,480
Accruing loans past due 90 days or more	3	—	—
TDRs(1)	74	2,726	3,450

Total nonperforming loans	17,177	13,282	14,930
Non-covered OREO	5,088	6,638	5,612

Total nonperforming assets	$22,265	$19,920	$20,542

Covered nonperforming
Nonaccrual loans	$815	$2,438	$1,131
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	815	2,438	1,131
Covered OREO	4,079	6,324	7,620

Total nonperforming assets	$4,894	$8,762	$8,751

Total nonperforming
Nonaccrual loans	$17,915	$12,994	$12,611
Accruing loans past due 90 days or more	3	—	—
TDRs(1)	74	2,726	3,450

Total nonperforming loans	17,992	15,720	16,061
OREO	9,167	12,962	13,232

Total nonperforming assets	$27,159	$28,682	$29,293

Additional Information
Performing TDRs(2)	$13,965	$11,808	$11,701
Total TDRs(3)	14,039	14,534	15,151

Non-covered ratios
Nonperforming loans to total loans	1.07%	0.85%	0.91%
Nonperforming assets to total assets	0.93%	0.80%	0.85%
Non-PCI allowance to nonperforming loans	117.06%	151.85%	140.35%
Non-PCI allowance to total loans	1.26%	1.29%	1.28%

Total ratios
Nonperforming loans to total loans	1.06%	0.93%	0.91%
Nonperforming assets to total assets	1.10%	1.10%	1.15%
Allowance for loan losses to nonperforming loans	111.87%	128.67%	131.74%
Allowance for loan losses to total loans	1.19%	1.20%	1.20%

(1)	TDRs not performing or restructured within the past six months, excludes nonaccrual TDRs of $485 thousand, $306 thousand and $306 thousand for the periods ended September 30, 2015, December 31, 2014, and September 30, 2014, respectively.
(2)	TDRs with six months or more of satisfactory payment performance, excludes nonaccrual TDRs of $338 thousand, $248 thousand, and $179 thousand for the periods ended September 30, 2015, December 31, 2014, and September 30, 2014, respectively.
(3)	Perfoming and nonperforming TDRs, excludes nonaccrual TDRs of $823 thousand, $554 thousand, and $485 thousand for the periods ended September 30, 2015, December 31, 2014, and September 30, 2014, respectively.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification as a result of changing economic conditions, borrower financial capacity, or resolution efforts. Non-covered accruing loans contractually past due 90 days or more totaled $3 thousand as of September 30, 2015. There were no non-covered accruing loans contractually past due 90 days or more as of December 31, 2014, or September 30, 2014. There were no covered accruing loans contractually past due 90 days or more as of September 30, 2015, December 31, 2014, or September 30, 2014.

Non-covered nonaccrual loans as of September 30, 2015, increased $6.54 million, or 61.99%, from December 31, 2014, and $5.62 million, or 48.95%, from September 30, 2014. As of September 30, 2015, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (41.51%) and non-farm, non-residential (40.19%). As of September 30, 2015, approximately $191 thousand, or 1.12%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2015, decreased $495 thousand, or 3.41%, from December 31, 2014, and $1.11 million, or 7.34%, from September 30, 2014. Nonperforming accruing TDRs totaled $74 thousand, or 0.53% of total accruing TDRs as of September 30, 2015, compared to $2.73 million, or 18.76% of total accruing TDRs, as of December 31, 2014, and $3.45 million, or 22.77% of total accruing TDRs, as of September 30, 2014. The allowance for loan losses attributed to TDRs totaled $641 thousand as of September 30, 2015, $475 thousand as of December 31, 2014, and $653 thousand as of September 30, 2014.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $22.97 million as of September 30, 2015, an increase of $986 thousand, or 4.49%, compared with December 31, 2014, and an increase of $2.02 million, or 9.66%, compared with September 30, 2014. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.44% as of September 30, 2015, which is attributed to loans 30 days or more past due of 0.37% and nonaccrual loans of 1.07%. Non-covered nonperforming loans, comprised of nonaccrual loans and nonperforming and unseasoned TDRs, as a percentage of total non-covered loans were 1.07% as of September 30, 2015, 0.85% at December 31, 2014, and 0.91% at September 30, 2014.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.55 million, or 23.35%, as of September 30, 2015, compared with December 31, 2014, and decreased $524 thousand, or 9.34%, as of September 30, 2014. As of September 30, 2015, non-covered OREO consisted of 50 properties with an average holding period of 11 months. The net loss on the sale of OREO totaled $1.08 million in the third quarter of 2015 compared to $422 thousand in the same quarter of the prior year. The net loss on the sale of OREO totaled $1.50 million in the first nine months of 2015 compared to $1.20 million in the same period of the prior year. The following table details activity within OREO for the periods indicated:

	Nine Months Ended September 30,
	2015			2014
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$6,638	$6,324	$12,962	$7,318	$7,541	$14,859
Additions	2,479	1,660	4,139	3,111	6,509	9,620
Disposals	(3,189)	(2,994)	(6,183)	(4,016)	(4,839)	(8,855)
Valuation adjustments	(840)	(911)	(1,751)	(801)	(1,591)	(2,392)

Ending balance	$5,088	$4,079	$9,167	$5,612	$7,620	$13,232

Non-covered nonperforming assets as of September 30, 2015, increased $2.35 million, or 11.77%, from December 31, 2014, and $1.72 million, or 8.39%, from September 30, 2014. Non-covered nonperforming assets as a percentage of total non-covered assets were 0.93% as of September 30, 2015, 0.80% as of December 31, 2014, and 0.85% as of September 30, 2014.

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

Our allowance for loan losses as of September 30, 2015, decreased $100 thousand, or 0.49%, compared with December 31, 2014, and decreased $1.03 million, or 4.88%, compared with September 30, 2014. The allowance attributed to the non-PCI loan portfolio as a percentage of non-covered loans held for investment was 1.26% as of September 30, 2015, 1.29% at December 31, 2014, and 1.28% at September 30, 2014. The cash flow analysis identified two of our six open PCI loan pools as impaired as of September 30, 2015, compared to two of seven PCI loan pools at December 31, 2014, and one of seven loan pools at September 30, 2014. The allowance attributed to the PCI loan portfolio totaled $20 thousand as of September 30, 2015, $58 thousand as of December 31, 2014, and $418 thousand as of September 30, 2014. During the third quarter of 2015, a recovery of $75 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure, compared to $29 thousand during the first nine months of 2015. As of September 30, 2015, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in general economic conditions and asset quality metrics offset by an increased risk of loan losses due to credit concentrations. Net charge-offs increased $234 thousand in the third quarter of 2015 compared to the same quarter of the prior year and decreased $1.27 million, or 41.03%, in the first nine months of 2015 compared to the same period of the prior year. The portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods.

The following tables present activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2015			2014
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,144	$114	$20,258	$23,493	$418	$23,911
Provision for (recovery of) loan losses	400	(94)	306	(2,335)	(214)	(2,549)
Benefit attributable to the FDIC indemnification asset	—	75	75	—	110	110

Provision for (recovery of) loan losses charged to operations	400	(19)	381	(2,335)	(104)	(2,439)
Provision for (recovery of) loan losses recorded through the FDIC indemnification asset	—	(75)	(75)	—	(110)	(110)
Charge-offs	(689)	—	(689)	(1,118)	—	(1,118)
Recoveries	252	—	252	915	—	915

Net charge-offs	(437)	—	(437)	(203)	—	(203)

Ending balance	$20,107	$20	$20,127	$20,955	$204	$21,159

	Nine Months Ended September 30,
	2015			2014
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,169	$58	$20,227	$23,322	$755	$24,077
Provision for (recovery of) loan losses	1,766	(38)	1,728	733	(551)	182
Benefit attributable to the FDIC indemnification asset	—	29	29	—	451	451

Provision for loan losses charged to operations	1,766	(9)	1,757	733	(100)	633
Provision for (recovery of) loan losses recorded through the FDIC indemnification asset	—	(29)	(29)	—	(451)	(451)
Charge-offs	(2,940)	—	(2,940)	(5,119)	—	(5,119)
Recoveries	1,112	—	1,112	2,019	—	2,019

Net charge-offs	(1,828)	—	(1,828)	(3,100)	—	(3,100)

Ending balance	$20,107	$20	$20,127	$20,955	$204	$21,159

Deposits

Total deposits as of September 30, 2015, decreased $97.86 million, or 4.89%, compared to December 31, 2014. Interest-bearing demand deposits decreased $10.57 million and time deposits decreased $112.73 million as of September 30, 2015, compared to December 31, 2014. Noninterest-bearing demand deposits increased $24.29 million and savings deposits, which include money market and savings accounts, increased $1.15 million as of September 30, 2015, compared to December 31, 2014.

Borrowings

Total borrowings as of September 30, 2015, decreased $24.71 million, or 10.76%, compared to December 31, 2014. Short-term borrowings consist of retail repurchase agreements. The balance of retail repurchase agreements increased $2.33 million, or 1.92%, as of September 30, 2015, compared to December 31, 2014. Securities underlying retail repurchase agreements remain under our control during the terms of the agreements. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of September 30, 2015, compared to December 31, 2014. As of September 30, 2015, wholesale repurchase agreements had contractual maturities between one and four years. The balance of FHLB borrowings decreased $25.00 million, or 27.78%, as of September 30, 2015, compared to December 31, 2014, and the weighted average rate decreased 3 basis points to 4.04%. We prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.21% interest rate during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. As of September 30, 2015, FHLB borrowings had contractual maturities between one and six years. Included in other borrowings is $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through the Trust with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. As of September 30, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

Stockholders’ Equity

Total stockholders’ equity decreased $6.55 million, or 1.86%, from $351.37 million as of December 31, 2014, to $344.83 million as of September 30, 2015. The change in stockholders’ equity was primarily due to the repurchase of 1,018,726 shares of our common stock, common dividends of $7.45 million, and the redemption of 2,367 shares of Series A Preferred Stock offset by net income of $18.39 million and other comprehensive income of $1.87 million.

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

As of September 30, 2015, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $62.02 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the Federal Reserve Bank discount window of $9.09 million, unused borrowing capacity with the FHLB of $422.42 million, and unpledged available-for-sale securities of $138.47 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Unused borrowing capacity with the FHLB is reported net of letters of credit held to secure public unit deposits. As of September 30, 2015, we provided letters of credit to public depositors with the FHLB totaling $6.19 million. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of September 30, 2015, the Company’s liquid assets consisted of cash and investment securities totaling $23.73 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. As of September 30, 2015, there was no outstanding balance on the line.

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

Our capital ratios presented for the quarter ended September 30, 2015, are based on the Basel III requirements, while prior period information is based on the requirements under Basel II. A detailed description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2014 Form 10-K. The following table presents our capital ratios as of the dates indicated:

	September 30, 2015	December 31, 2014
Common equity Tier 1 ratio
First Community Bancshares, Inc.	14.60%	NA
First Community Bank	13.27%	NA
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	14.79%	16.43%
First Community Bank	13.27%	14.48%
Total risk-based capital ratio
First Community Bancshares, Inc.	16.01%	17.68%
First Community Bank	14.49%	15.73%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.52%	10.12%
First Community Bank	9.39%	8.87%

As of September 30, 2015, and December 31, 2014, our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of September 30, 2015.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2015	December 31, 2014
(Amounts in thousands)
Commitments to extend credit	$203,658	$236,471
Commitments related to secondary market mortgage loans	4,925	1,391
Standby letters of credit and financial guarantees	7,400	3,581

Total off-balance sheet risk	$215,983	$241,443

Reserve for unfunded commitments	$326	$326

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of September 30, 2015, the Federal Open Market Committee maintained a target range for federal funds of 0 to 25 basis points, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

	September 30, 2015		December 31, 2014
(Amounts in thousands, except basis points)
Increase (Decrease) in Interest Rates in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
300	$(664)	-0.8%	$3,619	4.2%
200	(503)	-0.6%	2,183	2.5%
100	(437)	-0.5%	871	1.0%
(100)	(2,269)	-2.6%	290	0.3%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
July 1-31, 2015	111,861	$18.23	111,861	148,297
August 1-31, 2015	129,872	17.67	129,872	2,108,425
September 1-30, 2015	92,586	17.64	92,586	1,931,646

Total	334,319	$17.85	334,319

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. On August 25, 2015, our Board of Directors approved changes to our stock repurchase plan to authorize the repurchase and retention of up to 5,000,000 shares of our outstanding common stock, an increase of 2,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 3,068,354 shares in treasury as of September 30, 2015.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and CresCom Bank dated August 6, 2014. (33)

2.2	Purchase and Assumption Agreement between Bank of America, National Association and First Community Bank dated June 9, 2014. (34)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (7) and Plan. (8)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (9)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (10)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (20) and Waiver Agreement. (27)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (11), Amendment #1 (12), and Amendment #2. (30)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (13)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (14)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (15)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (16)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (16)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (17) and Stock Award Agreement. (18)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (29)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (19)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (21)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (22)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (23)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015. (24)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (25)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (35)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (26)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (31)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (32)

11	Statement Regarding Computation of Earnings per Share. (28)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015, (Unaudited), and December 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated September 24, 2013, filed on September 26, 2013.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(8)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(9)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(10)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(12)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(13)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(14)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(15)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(17)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(18)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(19)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(20)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(21)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(22)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(24)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(26)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(27)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(28)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(29)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(30)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(31)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(32)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.

(33)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 6, 2014, filed on August 7, 2014.
(34)	Incorporated by reference from Exhibit 99.3 of the Current Report on Form 8-K/A dated June 9, 2014, filed on June 10, 2014.
(35)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of November, 2015.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2015, (Unaudited), and December 31, 2014; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and 2014; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2015 and 2014; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2015 and 2014; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).