Form 10-K
period 2015-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2016-03-04
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

As of June 30, 2015, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $259.62 million.

As of February 24, 2016, there were 17,820,090 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders to be held April 26, 2016, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANCSHARES, INC.

2015 FORM 10-K

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

The Company provides insurance services through its wholly owned, full-service insurance agency subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). Greenpoint operates under the Greenpoint name and under the trade name First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia.

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

Operations

We operate in one business segment: Community Banking. The Community Banking segment consists of commercial and consumer banking, lending activities, wealth management, and insurance services. Our principal executive office is located at One Community Place, Bluefield, Virginia. As of December 31, 2015, we operated 58 locations in 4 states: Virginia, West Virginia, North Carolina, and Tennessee. We serve a diverse base of individuals and businesses across a variety of industries, such as manufacturing, construction, retail, healthcare, military, and transportation. We have no material concentrations of deposits or loans related to any single customer or industry. See Item 6, “Selected Financial Data,” in Part II of this report for a summary of our financial performance.

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

Employees

As of December 31, 2015, we had 673 full-time equivalent employees. Our employees are not represented by collective bargaining agreements and we consider employee relations to be excellent.

Competition

The financial services industry is highly competitive and there is substantial competition in attracting deposit and loan relationships in our market areas. The ability of non-bank financial entities to provide services previously reserved for commercial banks has intensified competition. We compete with other commercial banks and financial service providers, including thrifts, savings and loan associations, credit unions, consumer finance companies, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. Competition for deposits generally comes from other commercial banks, savings institutions, credit unions, mutual funds, and other investment alternatives. Factors that influence our ability to attract and retain deposits include interest rates, personalized services, quality and variety of financial offerings, convenience of office locations, automated services, and office hours. Competition for commercial and business loans generally comes from other commercial banks and commercial finance and leasing companies, while competition for mortgage loans primarily comes from other commercial banks, savings institutions, mortgage banking firms, mortgage brokers, and insurance companies. Factors that influence our ability to originate loans include interest rates, loan origination fees, quality and variety of lending offerings, and personalized services. Our competitors may have greater resources and higher lending limits that allow them to offer services we do not provide. Competition could intensify in the future as a result of general and local economic conditions, industry consolidation, bank failures, technological developments, and banking regulatory reform. See “Competition” in the “Executive Overview” section in Part II, Item 7 of this report.

Available Information

Under the Securities Exchange Act of 1934, as amended (“Exchange Act”), we are required to file annual, quarterly, and current reports; proxy statements; and other information with the Securities and Exchange Commission (“SEC”). Any document we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for additional information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) of 2010 implemented far-reaching changes across the financial regulatory landscape in the U.S, including the following provisions:

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

The Company is also under the jurisdiction of the SEC and is subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Exchange Act as administered by the SEC. The

Company’s common stock is listed on the NASDAQ Global Select Market under the trading symbol “FCBC” and is subject to the rules of NASDAQ for listed companies.

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

The Volcker Rule

The Dodd-Frank Act amended the BHC Act to require federal financial regulatory agencies to adopt rules that prohibit banks and their affiliates from engaging in proprietary trading and investing in and sponsoring certain unregistered investment companies (defined as hedge funds and private equity funds). The statutory provision is commonly called the “Volcker Rule.” The Federal Reserve adopted final rules implementing the Volcker Rule on December 10, 2013. The Volcker Rule became effective on July 21, 2012, and the final rules became effective on April 1, 2014, but the Federal Reserve issued an order on December 18, 2014, extending the period during which institutions have to conform their activities and investments to the requirements of the Volcker Rule to July 21, 2016. The Federal Reserve also announced its intention to grant an additional one-year extension of the conformance period to July 21, 2017. On January 14, 2014, the banking agencies approved an interim rule to permit banking entities to retain interests in certain collateralized debt obligations backed primarily by trust preferred securities from the prohibitions under the Volcker Rule. Although we continue to evaluate the impact of the Volcker Rule and the final rules adopted, we do not expect that the Volcker Rule will have a material effect on the operations of the Company and subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Capital Adequacy Requirements

The current risk-based capital guidelines that apply to the Company and the Bank, parts of which are currently being phased in, are based on the December 2010 framework, known as “Basel III,” for strengthening international capital standards by the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, implemented by the Federal Reserve. Prior to January 1, 2015, the risk-based capital guidelines that applied to the Company and the Bank (the “general risk-based capital rules”) were based on the 1988 capital accord, known as “Basel I,” of the Basel Committee.

Bank holding companies are subject to consolidated regulatory capital requirements administered by the Federal Reserve. These rules are intended to ensure that banking organizations have adequate capital given the risk levels of assets and off-balance sheet obligations. The Federal banking agencies’ general risk-based capital rules applied through December 31, 2014. Under these rules, bank holding companies and banks were required to maintain minimum ratios for Tier 1 capital and total capital to risk-weighted assets (including certain off-balance sheet items, such as loan commitments and letters of credit). For purposes of calculating the ratios, a banking organization’s assets and some of its specified off-balance sheet commitments and obligations were assigned to various risk categories.

The guidelines classified capital in one of two tiers, depending on type:

•

Tier 1 capital: Tier 1 capital included common equity, retained earnings, qualifying non-cumulative perpetual preferred stock, minority interests in equity accounts of consolidated subsidiaries (and, under existing standards, a limited amount of qualifying trust preferred securities and qualifying cumulative perpetual preferred stock at the holding company level), less goodwill, most intangible assets, certain accumulated other comprehensive income items and certain other assets.

•

Tier 2 capital: Tier 2 capital included, among other things, perpetual preferred stock and trust preferred securities not meeting the Tier 1 definition, qualifying mandatory convertible debt securities, qualifying subordinated debt, and allowances for loan and lease losses, subject to limitations.

Under the general risk-based capital rules, bank holding companies were required to maintain a Tier 1 risk-based capital ratio of at least 4.0% and a total risk-based capital ratio of at least 8.0%. Bank holding companies were also required to maintain a leverage ratio of Tier 1 capital to average total consolidated assets. Certain highly rated bank holding companies could maintain a minimum leverage ratio of 3.0%, but other bank holding companies were required to maintain a leverage ratio of 4.0% or more, depending on their condition.

In July 2013, the Federal Reserve published the Basel III Capital Rules establishing a new comprehensive capital framework for U.S. banking organizations and implementing certain provisions of the Dodd-Frank Act. The Basel III Capital Rules substantially revised the risk-based capital requirements that applied to bank holding companies and depository institutions, including the Company and the Bank, compared to the general risk-based capital rules. The Basel III Capital Rules define the components of capital and address other issues affecting the numerator in banking institutions’ regulatory capital ratios. The Basel III Capital Rules address risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios and replaced the existing risk-weighting approach, which was derived from the Basel I capital accords, with a more risk-sensitive approach based, in part, on the standardized approach in the Basel Committee’s 2004 “Basel II” capital accords. The Basel III Capital Rules also implemented the requirements of Section 939A of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. The Basel III Capital Rules became effective for the Company and the Bank, subject to a phase-in period, on January 1, 2015.

The Basel III Capital Rules, among other things, (1) introduce a new capital measure called “Common Equity Tier 1” (“CET1”), (2) specify that Tier 1 capital consists of CET1 and “Additional Tier 1 capital” instruments meeting specified requirements, (3) define CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (4) expand the scope of the deductions/adjustments to capital as compared to prior regulations.

Under the Basel III Capital Rules, the following initial minimum capital ratios became effective as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average consolidated assets (known as the “leverage ratio”)

The Basel III Capital Rules also provide for a “countercyclical capital buffer” that applies to certain covered institutions; however, the buffer is not expected to apply to the Company or the Bank. The capital conservation buffer is designed to absorb losses during periods of economic stress. Banking institutions with a ratio of CET1 to risk-weighted assets above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, when the latter is applied) face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall. The implementation of the capital conservation buffer began on January 1, 2016, at 0.625% and will be phased in over a four-year period (increasing by that amount on each subsequent January 1st, until it reaches 2.5% on January 1, 2019).

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

•

Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 8.0%, plus the capital conservation buffer (which is added to the 8.0% total capital ratio as that buffer is phased in, effectively resulting in a minimum total capital ratio of 10.5% upon full implementation); and

•

Tier 1 capital to average assets (“leverage ratio”) of 4% (as compared to a current minimum leverage ratio of 3% for banking organizations that either have the highest supervisory rating or have implemented the appropriate federal regulatory authority’s risk-adjusted measure for market risk).

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, and will be phased in over a four-year period (beginning at 40% on January 1, 2015, and an additional 20% per year thereafter).

Under the general risk-based capital rules, the effects of accumulated other comprehensive income (“AOCI”) items included in capital were excluded for the purposes of determining regulatory capital ratios. Under the Basel III Capital Rules, the effects of certain AOCI items are not excluded; however, non-advanced approaches banking organizations, including the Company and the Bank, may make a one-time permanent election to continue to exclude these items. The Company and the Bank made this election to avoid significant changes in the level of capital depending upon the impact of interest rate fluctuations on the fair value of the Company’s available-for-sale securities portfolio. The Basel III Capital Rules also prevent certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued before May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009, which includes the Company. Therefore, the Company’s trust preferred securities that were issued before May 19, 2010, are permanently grandfathered in as Tier 1 or Tier 2 capital instruments.

The Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I-derived categories (0%, 20%, 50% and 100%) to a much larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

Management believes that, as of December 31, 2015, the Company and the Bank would meet all capital adequacy requirements under the Basel III Capital Rules on a fully phased-in basis as if such requirements were in effect. With respect to the Bank, the Basel III Capital Rules also revise the “prompt corrective action” regulations under Section 38 of the Federal Deposit Insurance Act, as discussed below under “Prompt Corrective Action.”

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

Restrictions on Distribution of Subsidiary Bank Dividends and Assets

The Company’s primary source of operating funds is dividends paid by the Bank. Capital adequacy requirements that apply to insured depository institutions serve to limit the amount of dividends that may be paid by the Bank. Under federal law, the Bank cannot pay a dividend if, after paying the dividend, it will be classified as undercapitalized. Further, prior approval of the FRB is required if cash dividends declared in any given year exceed the total of the Bank’s net profits for such year, plus its retained profits for the preceding two years. Virginia law also imposes restrictions on the ability of Virginia-chartered banks to pay dividends if such dividends would impair a bank’s paid-in capital. The payment of dividends by the Bank may also be limited by other factors, such as requirements to maintain capital above regulatory guidelines. The Virginia Bureau and the FRB have the general authority to limit dividends paid by the Bank if such payments are deemed to constitute an unsafe and unsound practice.

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

Capital Adequacy Requirements

The various federal bank regulatory agencies have adopted risk-based capital requirements for assessing the capital adequacy of banks and bank holding companies. Under the Basel III Capital Rules, the Bank must meet the following initial minimum capital ratios that became effective as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 capital to average consolidated assets (known as the “leverage ratio”)

See “Capital Adequacy Requirements” in the “First Community Bancshares, Inc.” section above.

Prompt Corrective Action

The federal banking regulators are required to take prompt corrective action with respect to capital-deficient institutions. Agency regulations define, for each capital category, the levels at which institutions are well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Under the rules in effect through December 31, 2014, a well-capitalized institution had a total risk-based capital ratio of 10.0% or higher, a Tier 1 risk-based capital ratio of 6.0% or higher, a leverage ratio of 5.0% or higher, and is not subject to any written agreement, order, or directive requiring it to maintain a specific capital level for any capital measure.

The current capital measures, which reflect changes under the Basel III Capital Rules that became effective on January 1, 2015, are the total capital ratio, the CET1 capital ratio, the Tier 1 capital ratio, and the leverage ratio. A well-capitalized institution has a total risk-based capital ratio of 10.0% or greater, a CET1 capital ratio of 6.5% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, and a leverage ratio of 5.0% or greater, and is not subject to any order or written directive by any such regulatory authority to meet and maintain a specific capital level for any capital measure. An adequately capitalized institution has a total risk-based capital ratio of 8.0% or greater, a CET1 capital ratio of 4.5% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, and a leverage ratio of 4.0% or higher, but does not meet the criteria for a well-capitalized bank. An undercapitalized institution has a total risk-based capital ratio that is less than 8.0%, a CET1 capital ratio less than 4.5%, a Tier 1 risk-based capital ratio less than 6.0%, or a leverage ratio of less than 4.0%. A significantly undercapitalized institution has a total risk-based capital ratio of less than 6.0%, a CET1 capital ratio less than 3.0%, a Tier 1 risk-based capital ratio of less than 4.0%, or a leverage ratio of less than 3.0%. A critically undercapitalized institution’s tangible equity is equal to or less than 2.0% of average quarterly tangible assets. An institution may be downgraded to, or deemed to be in, a capital category that is lower than indicated by its capital ratios if it is considered to be in an unsafe or unsound condition or if it receives an unsatisfactory examination rating with respect to certain matters. A bank’s capital category is determined solely for applying prompt corrective action regulations, and the capital category may not constitute an accurate representation of the bank’s financial condition or prospects for other purposes. The Bank was classified as well capitalized for purposes of the FDIC’s prompt corrective action regulation as of December 31, 2015.

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

In addition to deposit insurance assessments by the DIF, all FDIC-insured depository institutions must pay an annual assessment to provide funds for the repayment of debt obligations of the Financing Corporation (“FICO”). The FICO is a government-sponsored entity that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The Bank’s FICO assessments, which are set quarterly, totaled $139 thousand in 2015 and $147 thousand in 2014. The Bank’s FDIC deposit insurance assessments and premiums totaled $1.42 million in 2015 and $1.59 million in 2014.

Safety and Soundness Standards

The FDIA requires that the federal bank regulatory agencies prescribe standards, by regulations or guidelines, relating to internal controls, information and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, asset quality, earnings, stock valuation and compensation, fees and benefits, and other operational and managerial standards the agencies deem appropriate. Guidelines adopted by the federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth and compensation, fees and benefits. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. The guidelines prohibit excessive compensation as an unsafe and unsound practice and describe compensation as excessive when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director, or principal stockholder. The agencies adopted regulations that authorize them to order an institution that has been given notice by an agency not satisfying any of such safety and soundness standards to submit a compliance plan. If an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, after being so notified, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject under the prompt corrective action provisions of the FDIA. If an institution fails to follow such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. See “Prompt Corrective Action” in the “Bank” section above.

Cybersecurity

In March 2015, federal regulators issued two related statements regarding cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. If the Bank fails to observe the regulatory guidance, the Bank could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, the Bank relies on electronic communications and information systems to conduct our operations and to store sensitive data. The Bank employs an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. The Bank employs a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of the Bank’s defensive measures, the threat from cyber-attacks is severe, attacks are sophisticated and increasing in volume, and attackers respond rapidly to changes in defensive measures. While to date, the Bank has not experienced a significant compromise, significant data loss or any material financial losses related to cybersecurity attacks, our systems and those of its customers and third-party service providers are under constant threat and it is possible that the Bank could experience a significant event in the future. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as due to the expanding use of Internet banking, mobile banking, and other technology-based products and services by the Bank and its customers. See Item 1A, “Risk Factors,” for a further discussion of risks related to cybersecurity.

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

Consumer Laws and Regulations

In addition to the laws and regulations discussed in this report, the Bank is also subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. While the list set forth is not exhaustive, these laws and regulations include the Mortgage Reform and Anti-Predatory Lending Act, the Truth in Lending Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Right to Financial Privacy Act, the Fair Housing Act, and various state counterparts. These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must deal with customers when taking deposits or making loans to such customers. The Bank must follow the applicable provisions of these consumer protection laws and regulations as part of their ongoing customer relations.

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

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act

The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act has broadened existing anti-money laundering legislation while imposing new compliance and due diligence obligations on banks and other financial institutions, with a particular focus on detecting and reporting money laundering transactions involving domestic or international customers. The U.S. Department of the Treasury (“Treasury”) has issued and will continue to issue regulations clarifying the USA Patriot Act’s requirements. The USA Patriot Act requires all financial institutions, as defined, to establish certain anti-money laundering compliance and due diligence programs. Recently, the regulatory agencies have intensified their examination procedures based on the USA Patriot Act’s anti-money laundering and Bank Secrecy Act requirements. We believe our controls and procedures complied with the USA Patriot Act as of December 31, 2015.

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

Office of Foreign Assets Control Regulation

The Treasury’s Office of Foreign Assets Control (“OFAC”) administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals, and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them, and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious legal, financial, and reputational consequences, including causing applicable bank regulatory authorities to not approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required.

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

The U.S. economy faced a severe economic crisis from December 2007 through June 2009 and experienced the worst economic downturn since the Great Depression of the 1930s. Although the domestic economy continued a modest recovery in 2015, business activity across a wide range of industries and regions in the U.S. continues to remain reduced and local governments and many businesses continue to experience financial difficulty. In addition, oil price volatility, the level of U.S. debt, and global economic conditions have had a destabilizing effect on financial markets. There can be no assurance that these conditions will continue to improve nor that these conditions will not worsen.

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

During recent years, the economic environment has been adverse for many households and businesses in the U.S. and worldwide. Although economic conditions have improved since the recession, there can be no assurance that this improvement will continue. Economic pressure on consumers and uncertainty about continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

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

Non-covered nonperforming assets were $22.79 million as of December 31, 2015, $19.92 million as of December 31, 2014, and $27.79 million as of December 31, 2013. We incurred net charge-offs of $2.16 million in 2015, $2.89 million in 2014, and $10.35 million in 2013. Our allowance for loan losses was $20.23 million as of December 31, 2015, $20.23 million as of December 31, 2014, and $24.08 million as of December 31, 2013. Our provision for loan losses charged to operations was $2.19 million in 2015, $145 thousand in 2014, and $8.21 million in 2013. A provision recovery was realized for purchased credit impaired (“PCI”) loans of $4 thousand in 2015, which included a $25 thousand provision charged to operations and $29 thousand was recorded as a benefit through the FDIC indemnification asset. A provision recovery was realized for PCI loans of $697 thousand in 2014, which included a recovery of $275 thousand in the provision charged to operations and $422 thousand was recorded as a benefit through the FDIC indemnification asset. The provision attributed to PCI loans was $747 thousand in 2013, of which $296 thousand was included in the provision charged to operations and $451 thousand was recorded through the FDIC indemnification asset. As of December 31, 2015, the allowance attributed to non-PCI loans as a percentage of non-covered nonperforming loans was 112.61% and the allowance attributed to non-PCI loans as a percentage of total non-covered loans was 1.24%. If nonperforming assets or net charge-offs increase in future periods, we may be required to increase our allowance for loan losses, which could have an adverse effect on our future results of operations.

Our level of credit risk may increase due to our focus on commercial, small business, and middle market customers who may have significant vulnerability to economic conditions.

Commercial business and real estate loans are generally considered riskier than single family residential loans because larger balances are extended to single borrowers or groups of related borrowers. Commercial business and real estate loans involve risks because the borrowers’ ability to repay the loans typically depends on the success of the business’ operations or the properties securing the loans. The majority of our commercial business loans are made to small business or middle market customers. Commercial business and real estate loans made or acquired in recent years may not have experienced a complete business or economic cycle. As of December 31, 2015, our commercial business loans totaled $93.02 million, or 5.45% of our total loan portfolio, and our commercial real estate loans totaled $775.40 million, or 45.44% of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $6.90 million and largest outstanding commercial real estate loan was $11.31 million.

In addition to commercial business and real estate loans, we hold a portfolio of commercial construction loans. Construction loans generally have a higher risk of loss primarily due to the critical nature of certain assumptions and estimates used to value the initial property value upon completion of construction compared to the estimated costs, including interest. If estimates prove inaccurate, final property values may fall below related loan amounts. As of December 31, 2015, our commercial construction loans totaled $55.20 million, or 3.23% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $6.10 million.

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

Changes in unrealized gains and losses on available-for-sale securities, net of the related tax effect, impact stockholders’ equity through AOCI. The unrealized gain or loss represents the difference between the estimated fair value and the amortized cost of the securities. A decline in the estimated fair value of the portfolio results in a decline in stockholders’ equity, book value per common share, and tangible book value per common share. The decrease is recorded even though the securities are not sold or held for sale. If a debt security is never sold and no credit impairment exists, the decrease is recovered at the security’s maturity. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time. As of December 31, 2015, the fair value of securities available for sale was $366.17 million and the aggregate unrealized loss on those securities was $10.57 million.

We conduct quarterly reviews of our securities portfolio to determine if the declines are other-than-temporary. We consider the following factors in our analysis of debt securities: our intent to sell the securities, the evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of the amortized cost, and the probable credit losses. Probable credit losses are evaluated using the present value of future cash flows; the severity and duration of the decline in fair value below amortized cost; the financial condition and near-term prospects of the issuer; whether the decline is related to issuer conditions, general market, or industry conditions; the payment structure; the failure to make scheduled interest or principal payments; and changes to the securities’ rating by rating agencies. Decreases in the fair value of debt securities caused by changes in interest rates are generally considered temporary, which is consistent with our experience. If we determine that fair value decreases are other-than-temporary, the security is written down to a new cost basis and the resulting loss is charged to earnings as a component of noninterest income. We recognized no other-than-temporary impairment (“OTTI”) charges in our debt securities portfolio in 2015.

Factors we consider in our analysis of equity securities include: our intent to sell the security before recovery of the cost; the severity and duration of the decline in fair value below cost; the financial condition and near-term prospects of the issuer; and whether the decline appears to be related to issuer conditions, general market, or industry conditions. We recognized no OTTI charges in our equity securities portfolio in 2015.

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

The Company is a separate legal entity from the Bank. The Company depends on its other subsidiaries’ and the Bank’s cash, liquidity, and payment of dividends to the Company to pay operating expenses and dividends to stockholders. There is no assurance that the Bank will have the capacity to pay dividends to the Company in the future or that the Company will not require dividends from the Bank to satisfy obligations. The Bank’s dividend payment is governed by various statutes and regulations. Depending on factors such as the Bank’s financial condition, the FRB or the Virginia Bureau, the Bank’s primary regulators, may deem dividends or other payments an unsafe or unsound practice. The Company may not be able to service obligations as they become due if the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations, including required payments to the Trust or our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows, and prospects.

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

We receive benefits under loss share agreements in connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in June 2012. Under these loss share agreements, the FDIC agreed to cover 80% of most loans and foreclosed real estate losses. Loans covered under the agreements represented 4.87% of our total loans held for investment as of December 31, 2015, compared to 7.24% as of December 31, 2014. We are subject to certain obligations under the agreements that prescribe and specify how to manage, service, report, and request reimbursement for losses incurred on covered assets. Our obligations under the loss share agreements are extensive, and failure to follow any obligations could result in a specific asset, or group of assets, losing loss share coverage. Reimbursement requests are subject to FDIC review and may be delayed or disallowed if we do not comply with our obligations. Losses projected to occur during the loss share term may not be realized until after the expiration of the applicable agreement; consequently, those losses may have a material adverse impact on our results of operations. Our current loss estimates only include those projected to occur during the loss share period and for which we expect reimbursement from the FDIC at the applicable reimbursement rate. We are subject to FDIC audits to ensure compliance with the loss share agreements. The loss share agreements are subject to interpretation by the FDIC and us; therefore, disagreements about the coverage of losses, expenses, and contingencies may arise.

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset – liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to support future charge-offs. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations.

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

We expect banking and financial companies, many with significantly greater resources, to compete for the acquisition of financial services businesses. This competition could increase the price of potential acquisitions that we believe are attractive. If we fail to receive proper regulatory approval, we will not be able to consummate an acquisition. Our regulators consider our capital, liquidity, profitability, regulatory compliance, level of goodwill and intangible assets, and other factors when considering acquisition and expansion proposals. Future acquisitions may be dilutive to our earnings and equity per share of our common stock.

Our goodwill may be determined to be impaired.

As of December 31, 2015, our carrying balance of goodwill was $100.49 million. We test goodwill for impairment annually, or more often if necessary, using quantitative and qualitative factors. When available, quoted market prices in active markets are the best evidence of fair value and are used as the basis for measuring impairment. Other acceptable valuation methods include present value measurements based on multiples of earnings, revenues, or similar performance measures. If the carrying amount of goodwill exceeds its implied fair value, goodwill is determined to be impaired. Impairment charges may cause an adverse effect on our earnings and financial position. We recognized no goodwill impairment in 2015.

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

We review our internal controls over financial reporting quarterly and enhance controls in response to these assessments, internal and external audit, and regulatory recommendations. A control system, no matter how well conceived and operated, includes certain assumptions and can only provide reasonable assurance that the objectives of the control system are met. These controls may be circumvented by individual acts, collusion, or management override. Any failure or circumvention related to our controls and procedures or failure to follow regulations related to controls and procedures could have a material adverse effect on our business, reputation, results of operations, and financial condition.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information, or to introduce viruses or other malware through “Trojan horse” programs to our information systems and/or our customers’ computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology, and customer and employee education, such cyber-attacks against us or our merchants and our third party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. More generally, publicized information concerning security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third party vendors, including as a result of cyber-attacks, could (1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of certain of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (3) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; or (5) harm our reputation or cause a decrease in the number of customers who choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters is located at One Community Place, Bluefield, Virginia. The Bank, our community bank subsidiary, provides financial services through a network of 50 branch locations throughout Virginia, West Virginia, North Carolina, and Tennessee. We have 20 branches in West Virginia, 17 branches in Virginia, 11 branches in North Carolina, and 2 branches in Tennessee. We own 45 branches and lease the remaining 5 branches. Greenpoint’s, our insurance subsidiary, headquarters is located in High Point, North Carolina. Greenpoint provides insurances services through a network of 9 offices throughout Virginia, West Virginia, and North Carolina. We operate 2 insurance offices in North Carolina, 4 offices in West Virginia, and 3 offices in Virginia. We own 1 office, lease 3 offices, and operate 5 offices within our branch network. We also lease 2 loan production offices and own 1 wealth management office. There were no mortgages or liens against any properties as of December 31, 2015. A list of all branch and ATM locations can be found on our website at www.fcbinc.com. Information contained on our website is not part of this report. See Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information, Holders and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”. As of February 24, 2016, there were 2,585 record holders and 17,820,090 outstanding shares of our common stock. The following table presents our common stock’s high and low market price and cash dividends paid per share, by quarter, during the periods indicated:

	Year Ended December 31,
	2015			2014
	Market Price		Cash Dividends per Common Share	Market Price		Cash Dividends per Common Share
	High	Low		High	Low
First quarter	$17.87	$15.01	$0.13	$17.05	$15.46	$0.12
Second quarter	18.52	16.30	0.13	16.85	13.87	0.12
Third quarter	18.56	16.95	0.14	16.45	13.53	0.13
Fourth quarter	20.68	17.30	0.14	16.58	14.39	0.13

The Company’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. See “Regulatory Restrictions on Dividends; Source of Strength” in the “Regulation and Supervision – First Community Bancshares, Inc.” section and “Restrictions on Distribution of Subsidiary Bank Dividends and Assets” in the “Regulation and Supervision – First Community Bank” section in Part I, Item 1 of this report. Common stock cash dividends totaled $9.99 million in 2015, $9.20 million in 2014, and $9.48 million in 2013. Cash dividends paid per common share totaled $0.54 in 2015, $0.50 in 2014, and $0.48 in 2013.

During the first quarter of 2015, the Company notified holders of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of its intent to redeem all of the outstanding shares. Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand. As a result of the redemption, there were no shares of Series A Preferred Stock outstanding as of December 31, 2015, compared to 15,151 shares as of December 31, 2014, and 15,251 shares as of December 31, 2013. Series A Preferred Stock cash dividends totaled $105 thousand in 2015, $910 thousand in 2014, and $992 thousand in 2013.

Purchases of Equity Securities

We repurchased 1,238,299 shares of our common stock in 2015, 132,773 shares in 2014, and 1,739,601 shares in 2013. The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the dates indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan (1)

October 1-31, 2015	125,899	$17.84	125,899	1,806,243
November 1-30, 2015	—	—	—	1,807,566
December 1-31, 2015	93,674	19.13	93,674	1,716,362

Total	219,573	$18.39	219,573

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. On August 25, 2015, our Board of Directors approved changes to our stock repurchase plan to authorize the repurchase and retention of up to 5,000,000 shares of our outstanding common stock, an increase of 2,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 3,283,638 shares in treasury as of December 31, 2015.

Stock Performance Graph

The following graph, compiled by SNL Financial LC (“SNL”), compares the cumulative total shareholder return on our common stock for the five-year period ended December 31, 2015, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and SNL’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 50 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2010, and that all dividends are reinvested.

	Year Ended December 31,
	2010	2011	2012	2013	2014	2015
First Community Bancshares, Inc.	100.00	86.24	113.84	122.72	125.08	145.91
S&P 500 Index	100.00	102.11	118.45	156.82	178.28	180.75
NASDAQ Composite Index	100.00	99.21	116.82	163.75	188.03	201.40
SNL Asset & Regional Peer Group(1)	100.00	80.12	87.98	109.61	120.43	140.14

(1)

Includes the following institutions: Access National Corporation; American National Bankshares Inc.; Atlantic Capital Bancshares, Inc.; Avenue Financial Holdings, Inc.; Bear State Financial, Inc.; Burke & Herbert Bank & Trust Company; C&F Financial Corporation; Capital City Bank Group, Inc.; Cardinal Financial Corporation; Carolina Financial Corporation; Carter Bank & Trust; CenterState Banks, Inc.; City Holding Company; CNB Corporation; Colony Bankcorp, Inc.; Community Bankers Trust Corporation;

CommunityOne Bancorp; Eastern Virginia Bankshares, Inc.; Fidelity Southern Corporation; First Bancorp; First Bancshares, Inc.; First Citizens Bancshares, Inc.; First Farmers and Merchants Corporation; Hamilton State Bancshares, Inc.; Hampton Roads Bankshares, Inc.; HomeTrust Bancshares, Inc.; Live Oak Bancshares, Inc.; Middleburg Financial Corporation; Monarch Financial Holdings, Inc.; MVB Financial Corp.; National Bankshares, Inc.; National Commerce Corporation; NewBridge Bancorp; Paragon Commercial Corporation; Park Sterling Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Seacoast Banking Corporation of Florida; ServisFirst Bancshares, Inc.; SmartFinancial, Inc.; Southeastern Bank Financial Corporation; Southern BancShares (N.C.), Inc.; Southern First Bancshares, Inc.; Southern National Bancorp of Virginia, Inc.; State Bank Financial Corporation; Stonegate Bank; Summit Financial Group, Inc.; USAmeriBancorp, Inc.; WashingtonFirst Bankshares, Inc.; and Wilson Bank Holding Company. The returns of each of the foregoing institutions have been weighted according to their respective stock market capitalization at the beginning of each period for which a return is indicated.

Item 6.	Selected Financial Data.

The following table presents our consolidated selected financial data, derived from audited financial statements, as of and for the five years ended December 31, 2015. The table should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2015	2014	2013	2012	2011
Selected Balance Sheet Data
Investment securities	$438,714	$384,065	$520,388	$535,174	$485,920
Loans held for sale	—	1,792	883	6,672	5,820
Loans held for investment, net of unearned income	1,706,541	1,689,416	1,710,721	1,724,653	1,396,067
Allowance for loan losses	20,233	20,227	24,077	25,770	26,205
Total assets	2,462,276	2,607,936	2,602,514	2,728,867	2,164,789
Average assets	2,520,934	2,608,570	2,661,602	2,510,931	2,195,639
Deposits	1,873,259	2,000,759	1,950,742	2,030,175	1,543,467
Borrowings	219,370	229,741	300,396	313,553	295,141
Total liabilities	2,119,259	2,256,562	2,273,908	2,372,544	1,859,060
Preferred stock	—	15,151	15,251	17,421	18,921
Total stockholders’ equity	343,017	351,374	328,606	356,323	305,729
Average stockholders’ equity	348,199	342,619	355,611	334,901	295,150

Summary of Operations
Interest income	$96,102	$106,108	$109,476	$109,656	$94,176
Interest expense	11,349	15,290	17,834	19,600	22,147
Net interest income	84,753	90,818	91,642	90,056	72,029
Provision for loan losses charged to operations	2,191	145	8,208	5,678	9,047
Noninterest income	29,530	30,003	29,771	36,710	35,534
Noninterest expense	76,171	82,862	78,985	78,383	68,915
Income tax expense	11,381	12,324	10,908	14,128	9,573
Net income	24,540	25,490	23,312	28,577	20,028
Dividends on preferred stock	105	910	1,024	1,058	703
Net income available to common shareholders	24,435	24,580	22,288	27,519	19,325

Selected Share and Per Share Data
Basic earnings per common share	$1.32	$1.34	$1.13	$1.44	$1.08
Diluted earnings per common share	1.31	1.31	1.11	1.40	1.07
Book value per common share at year-end (1)	18.95	18.06	16.79	16.76	15.96
Cash dividends per common share	0.54	0.50	0.48	0.43	0.40
Weighted average basic shares outstanding	18,531,039	18,406,363	19,792,099	19,127,065	17,877,421
Weighted average diluted shares outstanding	18,727,464	19,483,054	20,961,800	20,419,569	18,687,521

Selected Ratios
Return on average assets	0.97%	0.94%	0.84%	1.10%	0.88%
Return on average common equity	7.07%	7.51%	6.57%	8.70%	6.81%
Average equity to average assets	13.81%	13.13%	13.36%	13.34%	13.44%
Dividend payout	40.95%	37.44%	42.62%	29.89%	37.00%
Common equity Tier 1 ratio (2)	14.54%	NA	NA	NA	NA
Total risk-based capital ratio	15.95%	17.68%	16.44%	16.70%	18.15%
Tier 1 risk-based capital ratio	14.73%	16.43%	15.19%	15.44%	16.89%
Leverage ratio	10.62%	10.12%	9.95%	9.96%	11.50%

(1)	Book value per common share is defined as stockholders’ equity divided by as-converted common shares outstanding.
(2)	The common equity Tier 1 ratio became effective on January 1, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides commercial banking services through its wholly-owned subsidiary First Community Bank (the “Bank”). The Bank operates under the trade names First Community Bank in West Virginia, Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank has positioned itself as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. The Company provides insurance services through its wholly-owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which operates under the Greenpoint name and under the trade name First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division.

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

•	Central Virginia – This economy is highly diversified with a strong commercial and service sector, light manufacturing, education and health services, and tourism.

•	Eastern Tennessee – This economy continues to benefit from the stability of higher education, healthcare services, and tourism.

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

On October 31, 2015, Greenpoint sold one insurance agency that resulted in a net loss of $8 thousand. In connection with the sale, we eliminated $324 thousand of goodwill and $61 thousand of other intangibles on our consolidated balance sheet.

Insurance Services

We offer insurance services through Greenpoint, a full-service insurance agency that provides commercial and personal lines of insurance. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. Commission revenue totaled $6.90 million in 2015, an increase of $344 thousand, or 5.25%, compared to the same period of 2014, which was primarily due to an increase in direct bill property and casualty insurance income and contingency income. Commission revenue totaled $6.56 million in 2014, an increase of $622 thousand, or 10.48%, compared to the same period of 2013, which was also primarily due to an increase in direct bill property and casualty insurance income and contingency income.

Wealth Management Services

We offer trust management, estate administration, and investment advisory services through FCWM and the Bank’s Trust Division, which reported combined assets under management of $742 million as of December 31, 2015, and $712 million as of December 31, 2014. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees.

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

Management uses an independent third party to assist in determining the changes in cash flows and the amount of possible impairment related to our purchased performing loans and purchased credit impaired (“PCI”) loan pools. PCI loan pools are evaluated separately from non-PCI loans in the determination of the allowance. See Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

The Company may also engage in FDIC-assisted business combinations. In 2012, we entered into a purchase and assumption agreement with loss share arrangements with the FDIC to purchase certain assets and assume substantially all customer deposits and certain liabilities of Waccamaw. Under the loss share agreements the FDIC agreed to cover 80% of covered assets, which consist of most loan and other real estate losses. Gains and recoveries on covered assets offset prior losses or are paid to the FDIC at the loss share percentage at the time of recovery. The loss share agreement for single family covered assets provides FDIC loss sharing and recovery reimbursement to the FDIC for ten years. The loss share agreement for commercial covered assets provides for FDIC loss sharing for five years and recovery reimbursement to the FDIC for eight years. Under the acquisition method of accounting, the FDIC indemnification asset was recorded at fair value using projected cash flows based on expected reimbursements and the applicable loss share percentages. Certain expenses related to covered assets are reimbursable from the FDIC through monthly and quarterly claims we submit. Estimated reimbursements from the FDIC are netted against covered expenses in the statements of income. We regularly review the fair value of the FDIC indemnification asset with input from a third-party provider. Post-acquisition adjustments to the indemnification asset are measured on the same basis as the underlying covered assets. See Note 7, “FDIC Indemnification Asset,” to the Consolidated Financial Statements in Item 8 of this report.

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

Performance Overview

Highlights of our results of operations in 2015, and financial condition as of December 31, 2015, include the following:

•	Our non-covered loan portfolio increased $56.33 million, or 3.59%, compared to year-end 2014.

•	We prepaid long-term borrowings of $25 million in keeping with our strategic goal of reducing high cost, wholesale debt.

•

We announced our intent to redeem all outstanding shares of our convertible preferred stock during the first quarter of 2015, resulting in the conversion of 12,784 preferred shares into common stock and the redemption of 2,367 preferred shares for $2.37 million.

•	We repurchased 1,401,622 common shares during the year, including the effect of the preferred share redemption.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

				2015 Compared to 2014		2014 Compared to 2013
	Year Ended December 31,			Increase (Decrease)	% Change	Increase (Decrease)	% Change
(Amounts in thousands, except per share data)	2015	2014	2013
Net income	$24,540	$25,490	$23,312	$(950)	-3.73%	$2,178	9.34%
Net income available to common shareholders	24,435	24,580	22,288	(145)	-0.59%	2,292	10.28%
Basic earnings per common share	1.32	1.34	1.13	(0.02)	-1.49%	0.21	18.58%
Diluted earings per common share	1.31	1.31	1.11	—	0.00%	0.20	18.02%
Return on average assets	0.97%	0.94%	0.84%	0.03%	3.19%	0.10%	11.90%
Return on average common equity	7.08%	7.51%	6.57%	-0.43%	-5.73%	0.94%	14.31%

2015 Compared to 2014. Net income decreased in 2015 primarily due to a decrease in net interest income, an increase in the provision for loan losses, and an increase in the net amortization related to the FDIC indemnification asset. These changes were offset by a net gain on the sale of securities and a decrease in Federal Home Loan Bank (“FHLB”) debt prepayment fees.

2014 Compared to 2013. Net income increased in 2014 primarily due to a recovery of provision for loan losses, a decrease in the net amortization related to the FDIC indemnification asset, a decrease in other operating expenses, and a net gain on branch divestitures. These gains and expense decreases were offset by FHLB debt prepayment fees, a net loss on the sale of securities, expenses related to acquisition and divestiture activity, a decrease in other operating income, and a decrease in net interest income.

Net Interest Income

Net interest income, our largest contributor to earnings, comprised 74.16% of total net interest and noninterest income in 2015, 75.17% in 2014, and 75.48% in 2013. Net interest income is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 35%. We believe this measure to be the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. The following table presents our average consolidated balance sheets, as of the dates indicated, and the net interest analysis, on a FTE basis, in the periods indicated:

	Year Ended December 31,
	2015			2014			2013
(Amounts in thousands)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)	Average Balance	Interest (1)	Average Yield/ Rate (1)
Assets
Earning assets
Loans(2)	$1,680,021	$87,768	5.22%	$1,744,520	$95,707	5.49%	$1,699,614	$96,768	5.69%
Securities available for sale	363,359	9,575	2.64%	410,136	12,400	3.02%	543,697	15,184	2.79%
Securities held to maturity	70,987	770	1.08%	20,843	267	1.28%	667	54	8.10%
Interest-bearing deposits	98,639	267	0.27%	98,090	291	0.30%	63,566	211	0.33%

Total earning assets	2,213,006	$98,380	4.44%	2,273,589	$108,665	4.78%	2,307,544	$112,217	4.86%
Other assets	307,928			334,981			354,058

Total assets	$2,520,934			$2,608,570			$2,661,602

Liabilities
Interest-bearing deposits
Demand deposits	$343,036	$203	0.06%	$366,932	$206	0.06%	$361,979	$240	0.07%
Savings deposits	532,221	367	0.07%	535,256	514	0.10%	516,247	584	0.11%
Time deposits	631,654	5,308	0.84%	704,518	6,588	0.94%	772,741	7,999	1.04%

Total interest-bearing deposits	1,506,911	5,878	0.39%	1,606,706	7,308	0.45%	1,650,967	8,823	0.53%
Borrowings
Federal funds purchased	535	2	0.37%	892	3	0.34%	632	2	0.32%
Retail repurchase agreements	71,262	68	0.10%	72,917	97	0.13%	69,141	265	0.38%
Wholesale repurchase agreements	50,000	1,878	3.76%	50,000	1,878	3.76%	53,118	1,890	3.56%
FHLB advances and other borrowings	89,400	3,523	3.94%	147,504	6,004	4.07%	168,399	6,854	4.07%

Total borrowings	211,197	5,471	2.59%	271,313	7,982	2.94%	291,290	9,011	3.09%

Total interest-bearing liabilities	1,718,108	11,349	0.66%	1,878,019	15,290	0.81%	1,942,257	17,834	0.92%

Noninterest-bearing demand deposits	433,936			367,315			342,919
Other liabilities	20,691			20,617			20,815

Total liabilities	2,172,735			2,265,951			2,305,991
Stockholders’ equity	348,199			342,619			355,611

Total liabilities and equity	$2,520,934			$2,608,570			$2,661,602

Net interest income, tax equivalent		$87,031			$93,375			$94,383

Net interest rate spread			3.78%			3.97%			3.94%

Net interest margin			3.93%			4.11%			4.09%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.

The following table presents the impact on FTE net interest income resulting from changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), in the periods indicated:

	Year Ended December 31, 2015 Compared to 2014 Dollar Increase (Decrease) due to				Year Ended December 31, 2014 Compared to 2013 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest earned on (1):
Loans (2)	$(3,541)	$(4,710)	$312	$(7,939)	$5,292	$(5,157)	$(170)	$(35)
Securities available for sale	(1,413)	(1,558)	146	(2,825)	1,246	(1,155)	(77)	14
Securities held to maturity	642	(42)	(97)	503	(127)	41	(31)	(117)
Interest-bearing deposits with other banks	2	(30)	4	(24)	(47)	—	(1)	(48)

Total interest-earning assets	(4,310)	(6,340)	365	(10,285)	6,364	(6,271)	(279)	(186)

Interest paid on (1):
Demand deposits	(14)	—	11	(3)	33	31	(9)	55
Savings deposits	(3)	(161)	17	(147)	54	(47)	21	28
Time deposits	(685)	(705)	110	(1,280)	(50)	(1,165)	(17)	(1,232)
Federal funds purchased	(1)	—	—	(1)	—	—	—	—
Retail repurchase agreements	(2)	(22)	(5)	(29)	(54)	(149)	19	(184)
Wholesale repurchase agreements	—	—	—	—	(75)	(61)	3	(133)
FHLB advances and other
Borrowings	(2,365)	(192)	76	(2,481)	(282)	(18)	—	(300)

Total interest-bearing liabilities	(3,070)	(1,080)	209	(3,941)	(374)	(1,409)	17	(1,766)

Change in net interest income, tax equivalent	$(1,240)	$(5,260)	$156	$(6,344)	$6,738	$(4,862)	$(296)	$1,580

(1)	FTE basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.

The following table reconciles net interest income, as presented in our consolidated statements of income, and net interest income on a FTE basis, in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net interest income, GAAP basis	$84,753	$90,818	$91,642
Tax equivalent adjustment (1)	2,278	2,557	2,741

Net interest income, tax equivalent	$87,031	$93,375	$94,383

(1)	The FTE basis adjusts for the tax benefits of income on certain tax exempt loans and investments using the federal statutory rate of 35%.

The interest earned and the average yield on loans include accretion income from acquired loan portfolios. The following table presents our average consolidated balance sheets, as of the dates indicated, and net interest analysis, on a FTE basis excluding the impact of non-cash purchase accounting accretion, in the periods indicated:

	Year Ended December 31,
	2015		2014		2013
(Amounts in thousands)	Interest (1)	Average Yield/ Rate (1)	Interest (1)	Average Yield/ Rate (1)	Interest (1)	Average Yield/ Rate (1)
Earning assets
Loans (2)	$87,768	5.22%	$95,707	5.49%	$96,768	5.69%
Accretion income	11,258		11,469		14,726
Less: cash accretion income	4,149		4,412		7,023

Non-cash accretion income	7,109		7,057		7,703
Non-recurring discount accretion (3)	—		2,588		—

Loans, normalized (4)	80,659	4.80%	86,062	4.93%	89,065	5.24%
Other earning assets	10,612	1.99%	12,958	2.45%	15,449	2.54%

Total earning assets	91,271	4.12%	99,020	4.36%	104,514	4.53%
Total interest-bearing liabilities	11,349	0.66%	15,290	0.81%	17,834	0.92%

Net interest income, tax equivalent	$79,922		$83,730		$86,680

Net interest rate spread		3.46%		3.55%		3.61%

Net interest margin (4)		3.61%		3.68%		3.76%

(1)	FTE basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Non-recurring discount accretion was enhanced in 2014 as a result of a positive resolution of a sizable credit.
(4)	The normalized net interest margin and the normalized yield on loans are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

2015 Compared to 2014. Net interest income under GAAP decreased $6.07 million, or 6.68%, and tax equivalent net interest income decreased $6.34 million, or 6.79%, in 2015. Changes in the average balances of and yields/rates on earning assets and interest-bearing liabilities resulted in a 19 basis point decrease in the net interest rate spread and an 18 basis point decrease in the net interest margin.

PCI loan interest accretion totaled $11.26 million in 2015 and $11.47 million in 2014. Interest accretion income received in cash totaled $4.15 million in 2015 and $4.41 million in 2014. Accretion income was enhanced in 2014 by non-recurring discount accretion of $2.59 million related to the positive resolution of a sizable credit. The normalized yield on loans, which excludes non-cash and non-recurring discount accretion, decreased 13 basis points compared to a decrease of 27 basis points under GAAP. The normalized net interest margin decreased 7 basis points compared to a decrease of 18 basis points under GAAP. The impact of purchase accounting interest accretion is expected to decline in future periods due to acquired loan portfolio attrition.

Average earning assets decreased $60.58 million, or 2.66%, due to a decrease in the loan portfolio and securities available for sale offset by an increase in securities held to maturity. The yield on earning assets decreased 34 basis points, which was largely due to a 38 basis point decrease in the yield on available for sale securities and 27 basis point decrease in the yield on loans as a result of the continued low rate environment. During 2015, we continued to purchase short-term bonds in the held-to-maturity category to provide for the funding necessary to extinguish certain wholesale borrowings as they come due. Average interest-bearing deposits experienced a slight increase of $549 thousand, or 0.56%. Interest-bearing deposits with banks are primarily comprised of excess liquidity kept at the FRB of Richmond bearing overnight market rates.

As of December 31, 2015, interest-bearing liabilities included interest-bearing deposits; retail repurchase agreements, consisting of collateralized retail deposits and commercial treasury accounts; wholesale repurchase agreements; FHLB advances; and other borrowings. Average interest-bearing liabilities decreased $159.91 million, or 8.51%, primarily due to the decline in average time deposits and FHLB borrowings. In 2015, we prepaid an additional $25 million of a $50 million FHLB convertible advance with a May 2017 maturity and 4.15% interest rate. The yield on interest-bearing liabilities decreased 15 basis points due to a 6 basis point decrease in the rate on interest-bearing deposits and a 35 basis point decrease in the rate on borrowings. Average interest-bearing deposits decreased $99.80 million, or 6.21%, which was driven by a $72.86 million, or 10.34%, decrease in average time deposits, a $23.90 million, or 6.51%, decrease in average interest-bearing demand deposits, and a $3.04 million, or 0.57%, decrease in average savings deposits, which include money market and savings accounts. Average borrowings decreased $60.12 million, or 22.16%, largely due to a $58.10 million, or 39.39%, decrease in FHLB and other borrowings.

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

PCI loan interest accretion totaled $11.47 million in 2014 and $14.73 million in 2013. Interest accretion income received in cash totaled $4.41 million in 2014 and $7.02 million in 2013. Accretion income was enhanced in 2014 by non-recurring discount accretion of $2.59 million related to the positive resolution of a sizable credit. The normalized yield on loans decreased 31 basis points compared to a decrease of 20 basis points under GAAP. The normalized net interest margin decreased 8 basis points compared to an increase of 2 basis points under GAAP. The impact of purchase accounting interest accretion is expected to decline in future periods due to acquired loan portfolio attrition.

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

Provision for Loan Losses

2015 Compared to 2014. The provision for loan losses is the amount added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations increased $2.05 million due to an $889 thousand increase in specific reserves on loans identified as impaired and the absence of a significant non-recurring recovery related to the positive resolution of a sizable problem credit in 2014. A recovery of $4 thousand was attributed to the PCI provision, which included a recovery of $29 thousand recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and a provision applied to operations of $25 thousand. See “Allowance for Loan Losses” in the “Financial Condition” section below.

2014 Compared to 2013. The provision charged to operations decreased $8.06 million due to a $3.26 million decrease in specific reserves on loans identified as impaired, lower average loss rates, lower classified asset levels, and significantly lower net charge-offs. Net charge-offs in 2014 included a $1.60 million recovery related to the positive resolution of a sizable problem credit. In addition, activity in the allowance in 2014 included the removal of $682 thousand of the allowance due to loans transferred in the branch divestiture. A recovery of $697 thousand was attributed to the PCI provision largely due to better than expected performance in the Waccamaw PCI loan portfolio, of which $422 thousand was recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and $275 thousand was applied to operations. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income consists of all revenues not included in interest and fee income related to earning assets. Noninterest income comprised 25.84% of total net interest and noninterest income in 2015, 24.83% in 2014, and 24.52% in 2013. The following table presents the components of, and changes in, noninterest income in the periods indicated:

				2015 Compared to 2014		2014 Compared to 2013
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
(Amounts in thousands)	2015	2014	2013		% Change		% Change
Wealth management	$2,975	$3,030	$3,412	$(55)	-1.82%	$(382)	-11.20%
Service charges on deposit accounts	13,717	13,828	13,558	(111)	-0.80%	270	1.99%
Other service charges and fees	8,045	7,581	7,151	464	6.12%	430	6.01%
Insurance commissions	6,899	6,555	5,933	344	5.25%	622	10.48%
Net impairment loss	—	(737)	(320)	737	100.00%	(417)	-130.31%
Net gain (loss) on sale of securities	144	(1,385)	399	1,529	-110.40%	(1,784)	-447.12%
Net FDIC indemnification asset amortization	(6,379)	(3,979)	(5,597)	(2,400)	-60.32%	1,618	—
Net gain on branch divestiture	—	755	—	(755)	—	755	—
Other operating income	4,129	4,355	5,235	(226)	-5.19%	(880)	-16.81%

Noninterest income	$29,530	$30,003	$29,771	$(473)	-1.58%	$232	0.78%

2015 Compared to 2014. Noninterest income decreased $473 thousand, or 1.58%, in 2015. Wealth management revenues, which include fees and commissions for trust and investment advisory services, decreased due to a decline in income from the Trust Division. Service charges on deposit accounts and other service charges and fees increased primarily from increases in debit and credit card income offset by decreases in service charges on demand deposit accounts and nonsufficient fee income. Insurance commissions increased largely due to an increase in property and casualty premium commissions and contingency profit-sharing revenue income. We incurred no OTTI charges in 2015 compared to $737 thousand in 2014 related to a non-Agency mortgage-backed security (“MBS”) and certain equity securities. We realized a net gain of $144 thousand on the sale of securities in 2015, compared to a net loss of $1.39 million in 2014, which was driven by the sale of our only remaining non-Agency MBS at a loss of $1.62 million. See Note 3, “Investment Securities,” to the Consolidated Financial

Statements in Item 8 of this report. We recorded net negative amortization related to the FDIC indemnification asset of $6.38 million as a result of improved loss estimates and payoffs in the covered Waccamaw loan portfolio. Other operating income decreased primarily due to the absence of a $536 thousand bank owned life insurance (“BOLI”) benefit recognized in 2014, a $280 thousand decrease in recovery settlements, a $258 thousand decrease in BOLI income, and a $219 thousand decrease in loss share recovery income. These decreases were offset by a $1.14 million after tax death benefit from the maturity of a BOLI policy.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, the net gain on branch divestitures, and non-recurring benefits from BOLI policies, noninterest income decreased $191 thousand, or 0.55%, to $34.62 million in 2015 compared with $34.62 million in 2014.

2014 Compared to 2013. Noninterest income increased $232 thousand, or 0.78%, in 2014. Wealth management revenues decreased due to a decline in FCWM income. Service charges on deposit accounts and other service charges and fees increased primarily from increases in monthly service charges on demand deposit accounts, credit card income, and interchange income offset by a decrease in nonsufficient fee income. Insurance commissions increased largely due to increased levels of contingent profit-sharing commissions and a general increase in premium commissions. We incurred OTTI charges of $737 thousand in 2014 compared to $320 thousand in 2013 related to a non-Agency MBS and certain equity securities. We realized a net loss of $1.39 million on the sale of securities in 2014, which was driven by the sale of our only remaining non-Agency MBS at a loss of $1.62 million. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report. We recorded net amortization related to the FDIC indemnification asset of $3.98 million. We realized a net gain of $755 thousand on the sale of thirteen branches to CresCom Bank during the fourth quarter of 2014. Other operating income decreased primarily due to a $540 thousand decrease in secondary market income, a $378 thousand decrease from a loyalty incentive received from a third-party vendor in 2013, and a $296 thousand decrease in gains recognized from debt prepayments in 2013. These decreases in other operating income were offset by a $536 thousand benefit related to BOLI and a $400 thousand litigation settlement.

Excluding the impact from OTTI charges, the sale of securities, the net amortization on the FDIC indemnification asset, the net gain on branch divestitures, the net gain on debt prepayments, and non-recurring insurance benefit, noninterest income decreased $180 thousand, or 0.51%, to $34.81 million in 2014 compared with $34.99 million in 2013.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

				2015 Compared to 2014		2014 Compared to 2013
	Year Ended December 31,			Increase (Decrease)		Increase (Decrease)
(Amounts in thousands)	2015	2014	2013		% Change		% Change
Salaries and employee benefits	$39,625	$40,713	$41,235	$(1,088)	-2.67%	$(522)	-1.27%
Occupancy of bank premises	5,817	6,338	7,033	(521)	-8.22%	(695)	-9.88%
Furniture and equipment	5,199	4,952	4,966	247	4.99%	(14)	-0.28%
Amortization of intangible assets	1,118	787	729	331	42.06%	58	7.96%
FDIC premiums and assessments	1,513	1,672	1,717	(159)	-9.51%	(45)	-2.62%
FHLB debt prepayment	1,702	5,008	—	(3,306)	-66.01%	5,008	—
Merger, acquisition, and divestiture expense	86	1,150	57	(1,064)	-92.52%	1,093	1917.54%
Other operating expense	21,111	22,242	23,248	(1,131)	-5.08%	(1,006)	-4.33%

Total noninterest expense	$76,171	$82,862	$78,985	$(6,691)	-8.07%	$3,877	4.91%

2015 Compared to 2014. Noninterest expense decreased $6.69 million, or 8.07%, in 2015. Salaries and employee benefits decreased primarily due to the reduction in full-time equivalent employees, which totaled 673 as of December 31, 2015, compared to 678 as of December 31, 2014. Occupancy, furniture, and equipment expense decreased $274 thousand, or 2.43%, which was primarily due to branch closures between the periods. In 2015, we prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.15% interest rate during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. Expenses related to branch acquisition and divestiture activities totaled $86 thousand in 2015 in connection with branch acquisition and divestiture activity that occurred in the fourth quarter of 2014. The decrease in other operating expense included a $1.00 million decrease in legal expenses offset by a $510 thousand increase in other losses. Other operating expense also included an increase in the net loss on sales and expenses related to other real estate owned (“OREO”) of $345 thousand to $2.44 million in 2015 compared to $2.09 million in 2014.

2014 Compared to 2013. Noninterest expense increased $3.88 million, or 4.91%, in 2014. Salaries and employee benefits decreased due to a one-time charge to accrue for contractual executive severance of $1.07 million in 2013. Exclusive of the severance charge, salaries and employee benefits increased $549 thousand, or 1.37%. Employee benefits included an increase in incentive compensation of $836 thousand. Full-time equivalent employees totaled 678 as of December 31, 2014, compared to 729 as of December 31, 2013. The decrease was primarily due to branch consolidation and divestiture activities offset by the Bank of America branch acquisition. Occupancy, furniture, and equipment expense decreased $709 thousand, or 5.91%, which was primarily due to branch closures between the periods. In 2014, we prepaid a $50 million FHLB convertible advance with a May 2017 maturity and 4.21% interest rate and $10 million of a $50 million FHLB convertible advance with a May 2017 maturity and 4.15% interest rate, which resulted in a prepayment penalty of $5.01 million. Expenses related to branch acquisition and divestiture activities totaled $1.15 million in 2014 in connection with the acquisition of seven branches from Bank of America and the sale of thirteen branches to CresCom compared to $57 thousand in 2013. The decrease in other operating expense included a $684 thousand decrease in marketing expenses and a $528 thousand decrease in legal expenses offset by an increase in interchange expense of $497 thousand. Other operating expense also included an increase in the net loss on sales and expenses related to OREO of $56 thousand to $2.09 million in 2014 compared to $2.04 million in 2013.

Income Tax Expense

2015 Compared to 2014. Income tax as a percentage of pretax income may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies, which are both exempt from federal income tax. Income tax expense decreased $943 thousand, or 7.65%, and the effective rate decreased 91 basis points to 31.68% in 2015. The decrease in the effective tax rate was largely due to a decrease in taxable revenues as a percentage of net earnings and an increase in the relative amounts of nontaxable revenues.

2014 Compared to 2013. Income tax expense increased $2.18 million, or 9.34%, and the effective rate increased 71 basis points to 32.59% in 2014. The increase in the effective tax rate was largely due to an increase in taxable revenues as a percentage of net earnings and a decrease in the relative amounts of nontaxable revenues.

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

The following table presents GAAP and non-GAAP efficiency ratio components and calculations in the period indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
GAAP-based efficiency ratio
Noninterest expense	$76,171	$82,862	$78,985
Net interest income plus noninterest income	114,283	120,821	121,413
GAAP-based efficiency ratio	66.65%	68.58%	65.05%

Non-GAAP efficiency ratio
Noninterest expense	$76,171	$82,862	$78,985
Non-GAAP adjustments:
Merger, acquisition, and divestiture expense	(86)	(1,150)	(57)
FHLB debt prepayment fees	(1,702)	(5,008)	—
OREO expense and net loss	(2,438)	(2,094)	(2,037)
Other non-core, non-recurring expense items	(259)	(1,573)	(2,700)

Total non-GAAP adjustments	(4,485)	(9,825)	(4,794)

Adjusted noninterest expense	71,686	73,037	74,191
Net interest income plus noninterest income	114,283	120,821	121,413
Non-GAAP adjustments:
Tax equivalency adjustment	2,950	2,557	2,741
Net impairment losses recognized in earnings	—	737	320
Net (gain) loss on sale of securities	(144)	1,385	(399)
Net gain on debt prepayment	—	—	(296)
Net gain on branch divestiture	—	(755)	—
Other non-core, non-recurring income items	(1,263)	(936)	—

Total non-GAAP adjustments	1,543	2,988	2,366

Adjusted net interest income plus noninterest income	115,826	123,809	123,779
Non-GAAP efficiency ratio	61.89%	58.99%	59.94%

Financial Condition

Total assets were $2.46 billion as of December 31, 2015, a decrease of $145.66 million, or 5.59%, compared with $2.61 billion as of December 31, 2014. Total liabilities were $2.12 billion as of December 31, 2015, a decrease of $137.30 million, or 6.08%, compared with $2.26 billion as of December 31, 2014. Our book value per common share was $18.95 as of December 31, 2015, an increase of $0.89, or 4.93%, compared with $18.06 as of December 31, 2014.

Cash and Cash Equivalents

Cash and cash equivalents as of December 31, 2015, decreased $185.87 million, or 78.21%, compared to December 31, 2014. The decrease was primarily due to the deployment of liquidity to redeem our convertible preferred shares, repurchase common stock, purchase investment securities to provide the funding necessary to extinguish certain borrowings as they come due, and establish a short duration investment portfolio.

Investment Securities

Available-for-sale securities as of December 31, 2015, increased $40.06 million, or 12.28%, compared to December 31, 2014. Held-to-maturity securities as of December 31, 2015, increased $14.59 million, or 25.18%, compared to December 31, 2014, due to the purchase of low-yield, short-term bonds to provide funding to extinguish certain wholesale borrowings when due. Investment securities classified as held to maturity are comprised primarily of U.S. Agency securities and high grade municipal bonds. The following table details the amortized cost and fair value of investment securities as of the dates indicated:

	December 31,
	2015		2014		2013
(Amounts in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Available for Sale
U.S. Agency securities	$31,414	$30,702	$34,604	$33,598	$568	$579
U.S. Treasury securities	—	—	—	—	9,708	9,013
Municipal securities	124,880	128,678	134,784	138,915	147,049	144,280
Single issue trust preferred securites	55,882	47,832	55,822	46,137	55,764	46,234
Corporate securities	70,571	70,333	5,000	5,109	5,000	4,871
Certificates of deposit	5,000	5,000	—	—	—	—
Mortgage-backed securities:
Agency	84,576	83,556	102,506	102,119	306,319	300,386
Non-Agency Alt-A residential	—	—	—	—	12,543	9,789

Total mortgage-backed securities	84,576	83,556	102,506	102,119	318,862	310,175
Equity securities	66	72	226	239	5,259	5,247

Total available for sale	$372,389	$366,173	$332,942	$326,117	$542,210	$520,399

Held to Maturity
U.S. Agency securities	$61,863	$61,832	$46,987	$46,955	$568	$579
Municipal securities	190	193	379	386	—	—
Corporate securities	10,488	10,465	10,582	10,548	—	—

Total held to maturity	$72,541	$72,490	$57,948	$57,889	$568	$579

The following table presents the market value as a percentage amortized cost, the average life, and the average duration of the investment portfolios:

	December 31,
	2015			2014
	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
Market value to fair value	98.33%	99.93%	98.59%	97.95%	99.90%	98.24%
Average life (in years)	6.47	1.83	5.71	8.39	2.95	7.58
Average duration (in years)	5.71	1.78	5.07	7.37	2.83	6.70

At December 31, 2015, there were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity.

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale securities, by contractual maturity, as of December 31, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Certificates of Deposit	Total	Tax Equivalent Purchase Yield (1)
Amortized cost maturity:
One year or less	$—	$1,100	$70,571	$5,000	$76,671	0.63%
After one year through five years	2	2,567	—	—	2,569	6.35%
After five years through ten years	2,997	80,882	—	—	83,879	4.82%
After ten years	28,415	40,331	55,882	—	124,628	2.35%

Amortized cost	$31,414	$124,880	$126,453	$5,000	287,747

Mortgage-backed securities					84,576	1.91%
Equity securities					66	0.70%

Total amortized cost					$372,389

Tax equivalent purchase yield	2.00%	4.65%	0.92%	0.41%	2.65%
Average contractual maturity (in years)	15.72	9.20	5.64	0.17	8.19

Fair value maturity:
One year or less	$—	$1,123	$70,333	$5,000	$76,456
After one year through five years	2	2,602	—	—	2,604
After five years through ten years	2,995	84,322	—	—	87,317
After ten years	27,705	40,631	47,832	—	116,168

Fair value	$30,702	$128,678	$118,165	$5,000	282,545

Mortgage-backed securities					83,556
Equity securities					72

Total fair value					$366,173

(1)	Fully taxable equivalent at the rate of 35%.

The following table presents the amortized cost, fair value, and weighted-average yield of held-to-maturity securities, by contractual maturity, as of December 31, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield (1)
Amortized cost maturity:
One year or less	$25,058	$190	$—	$25,248	0.66%
After one year through five years	36,805	—	10,488	47,293	1.29%
After five years through ten years	—	—	—	—	—
After ten years	—	—	—	—	—

Total amortized cost	$61,863	$190	$10,488	$72,541

Tax equivalent purchase yield	0.95%	8.21%	1.64%	1.07%
Average contractual maturity (in years)	1.71	0.33	2.56	1.83
Fair value maturity:
One year or less	$25,007	$193	$—	$25,200
After one year through five years	36,825	—	10,465	47,290
After five years through ten years	—	—	—	—
After ten years	—	—	—	—

Total fair value	$61,832	$193	$10,465	$72,490

(1)	Fully taxable equivalent at the rate of 35%.

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

We recognized no credit-related OTTI charges in earnings associated with debt securities beneficially owned in 2015 compared to of $705 thousand in 2014 and $320 thousand in 2013. These charges were related to a non-Agency MBS that was subsequently sold in November 2014. We recognized no OTTI charges in earnings associated with certain equity securities in 2015 or 2013 compared to $32 thousand in 2014. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

Loans Held for Sale

There were no loans held for sale as of December 31, 2015, compared to $1.79 million as of December 31, 2014. Loans held for sale consist of mortgage loans sold on a best efforts basis into the secondary loan market; accordingly, we do not retain the interest rate risk involved in these long-term commitments. There were no outstanding commitments to originate mortgage loans in the secondary market as of December 31, 2015, compared to a gross notional amount of $1.39 million for 9 commitments as of December 31, 2014.

Loans Held for Investment

Our loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in FDIC-assisted transactions that are covered by loss share agreements. Loans held for investment as of December 31, 2015, increased $17.13 million, or 1.01%, compared to December 31, 2014. The non-covered loan portfolio increased $56.33 million, or 3.59%, compared to December 31, 2014. The increase was primarily due to increased loan demand in the real estate lending segment of the loan portfolio during the second quarter of 2015. The covered loan portfolio as of December 31, 2015, decreased $39.21 million, or 32.07%, compared to December 31, 2014, due to continued runoff in the covered Waccamaw portfolio. The average loan to deposit ratio was 86.56% as of December 31, 2015, compared to 88.37% as of December 31, 2014.We lend primarily in the four-state region in which we operate. In addition, we maintained no foreign loans and had no loan concentrations to any one borrower that represented 10% or more of outstanding loans as of December 31, 2015 or 2014. See Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income with non-covered loans disaggregated by class, as of the periods indicated. There were no covered loans before 2012.

	December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$48,896	$41,271	$35,255	$57,434	$61,768
Commercial and industrial	88,903	83,099	95,455	88,738	91,939
Multi-family residential	95,026	97,480	70,197	65,694	77,050
Single family non-owner occupied	149,351	135,171	135,559	135,912	106,743
Non-farm, non-residential	485,460	473,906	475,911	448,810	336,005
Agricultural	2,911	1,599	2,324	1,709	1,374
Farmland	27,540	29,517	32,614	34,570	37,161

Total commercial loans	898,087	862,043	847,315	832,867	712,040
Consumer real estate loans
Home equity lines	107,367	110,957	111,770	111,081	111,387
Single family owner occupied	495,209	485,475	496,012	473,547	473,067
Owner occupied construction	43,505	32,799	28,703	16,223	19,577

Total consumer real estate loans	646,081	629,231	636,485	600,851	604,031
Consumer and other loans
Consumer loans	72,000	69,347	71,313	78,163	67,129
Other	7,338	6,555	3,926	5,666	12,867

Total consumer and other loans	79,338	75,902	75,239	83,829	79,996

Non-covered loans held for investment	1,623,506	1,567,176	1,559,039	1,517,547	1,396,067
Covered loans held for investment	83,035	122,240	151,682	207,106	—

Total loans held for investment	1,706,541	1,689,416	1,710,721	1,724,653	1,396,067
Allowance for loan losses	20,233	20,227	24,077	25,770	26,205

Total loans held for investment, less allowance	$1,686,308	$1,669,189	$1,686,644	$1,698,883	$1,369,862

Loans held for sale	$—	$1,792	$883	$6,672	$5,820

The following table presents covered loans disaggregated by class as of the periods indicated:

	December 31,
(Amounts in thousands)	2015	2014	2013	2012
Commercial loans
Construction, development, and other land	$6,303	$13,100	$15,865	$26,595
Commercial and industrial	1,170	2,662	3,325	6,948
Multi-family residential	640	1,584	1,933	2,611
Single family non-owner occupied	2,674	5,918	7,449	11,428
Non-farm, non-residential	14,065	25,317	34,646	48,565
Agricultural	34	43	164	144
Farmland	643	716	873	1,091

Total commercial loans	25,529	49,340	64,255	97,382
Consumer real estate loans
Home equity lines	48,565	60,391	69,206	81,445
Single family owner occupied	8,595	11,968	16,919	22,961
Owner occupied construction	262	453	1,184	1,644

Total consumer real estate loans	57,422	72,812	87,309	106,050
Consumer and other loans
Consumer loans	84	88	118	3,674

Total consumer and other loans	84	88	118	3,674

Total covered loans held for investment	$83,035	$122,240	$151,682	$207,106

The following table details the percentage of loans to total loans in the non-covered portfolio, by loan class, as of the periods indicated:

	December 31,
	2015	2014	2013	2012	2011
Non-covered loans
Commercial loans
Construction, development, and other land	3.01%	2.64%	2.26%	3.78%	4.42%
Commercial and industrial	5.48%	5.30%	6.12%	5.85%	6.58%
Multi-family residential	5.85%	6.22%	4.50%	4.33%	5.52%
Single family non-owner occupied	9.20%	8.63%	8.70%	8.96%	7.65%
Non-farm, non-residential	29.90%	30.24%	30.53%	29.57%	24.07%
Agricultural	0.18%	0.10%	0.15%	0.11%	0.10%
Farmland	1.70%	1.88%	2.09%	2.28%	2.66%
Consumer real estate loans
Home equity lines	6.62%	7.08%	7.17%	7.32%	7.98%
Single family owner occupied	30.50%	30.98%	31.82%	31.21%	33.89%
Owner occupied construction	2.68%	2.09%	1.84%	1.07%	1.40%
Consumer and other loans
Consumer loans	4.43%	4.42%	4.57%	5.15%	4.81%
Other	0.45%	0.42%	0.25%	0.37%	0.92%

Total loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table details the percentage of loans to total loans in the covered portfolio, by loan class, as of the periods indicated:

	December 31,
	2015	2014	2013	2012
Covered loans
Commercial loans
Construction, development, and other land	7.59%	10.72%	10.46%	12.84%
Commercial and industrial	1.41%	2.18%	2.19%	3.35%
Multi-family residential	0.77%	1.30%	1.27%	1.26%
Single family non-owner occupied	3.22%	4.84%	4.91%	5.52%
Non-farm, non-residential	16.94%	20.71%	22.84%	23.45%
Agricultural	0.04%	0.03%	0.11%	0.07%
Farmland	0.77%	0.59%	0.58%	0.53%
Consumer real estate loans
Home equity lines	58.49%	49.40%	45.63%	39.33%
Single family owner occupied	10.35%	9.79%	11.15%	11.09%
Owner occupied construction	0.32%	0.37%	0.78%	0.79%
Consumer and other loans
Consumer loans	0.10%	0.07%	0.08%	1.77%
Other	0.00%	0.00%	0.00%	0.00%

Total loans	100.00%	100.00%	100.00%	100.00%

As of December 31, 2015, non-covered commercial loans comprised 55.32% of the non-covered loan portfolio. Commercial and industrial loans consist of loans to small to mid-size industrial, commercial, and service companies that include, but are not limited to, natural gas producers, retail merchants, and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, and hotel/motel operators. Commercial loan underwriting standards require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits. Updates to these loan reviews are done periodically or annually depending on the size of the loan relationship.

As of December 31, 2015, non-covered consumer real estate loans comprised 39.80% of the non-covered loan portfolio. Residential real estate loans include loans to individuals within our market footprint for home equity loans and lines of credit and for the purchase or construction of owner occupied homes. Underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

As of December 31, 2015, non-covered consumer and other loans comprised 4.88% of the non-covered loan portfolio. Consumer loans consist of loans to individuals within our market footprint that include, but are not limited to, personal lines of credit, credit cards, and the purchase of automobiles, boats, mobile homes, and other consumer goods. Underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

The following table details the maturities and rate sensitivities of our non-covered loan portfolio as of December 31, 2015:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Maturities
Commercial loans
Construction, development, and other land (1)	$17,618	$21,540	$9,738	$48,896
Commercial and industrial	28,422	52,476	8,005	88,903
Multi-family residential	12,505	31,578	50,943	95,026
Single family non-owner occupied	14,541	49,540	85,270	149,351
Non-farm, non-residential	60,108	186,896	238,456	485,460
Agricultural	399	1,872	640	2,911
Farmland	4,631	11,038	11,871	27,540

Total commercial loans	138,224	354,940	404,923	898,087
Consumer real estate loans
Home equity lines	3,366	13,462	90,539	107,367
Single family owner occupied	5,766	22,970	466,473	495,209
Owner occupied construction	5,616	161	37,728	43,505

Total consumer real estate loans	14,748	36,593	594,740	646,081
Consumer and other loans
Consumer loans	14,540	49,110	8,350	72,000
Other	2,204	3,484	1,650	7,338

Total consumer and other loans	16,744	52,594	10,000	79,338

Total non-covered loans	$169,716	$444,127	$1,009,663	$1,623,506

Rate sensitivities
Predetermined interest rate	$116,686	$387,297	$367,157	$871,140
Floating or adjustable interest rate	53,030	56,830	642,506	752,366

Total non-covered loans	$169,716	$444,127	$1,009,663	$1,623,506

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table details the maturities and rate sensitivities of our covered loan portfolio as of December 31, 2015:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Maturities
Commercial loans
Construction, development, and other land (1)	$1,006	$4,700	$597	$6,303
Commercial and industrial	137	579	454	1,170
Multi-family residential	—	—	640	640
Single family non-owner occupied	1,159	528	987	2,674
Non-farm, non-residential	3,883	6,303	3,879	14,065
Agricultural	7	—	27	34
Farmland	—	386	257	643

Total commercial loans	6,192	12,496	6,841	25,529
Consumer real estate loans
Home equity lines	245	5,879	42,441	48,565
Single family owner occupied	887	2,453	5,255	8,595
Owner occupied construction	262	—	—	262

Total consumer real estate loans	1,394	8,332	47,696	57,422
Consumer and other loans
Consumer loans	1	83	—	84

Total covered loans	$7,587	$20,911	$54,537	$83,035

Rate sensitivities
Predetermined interest rate	$5,411	$13,649	$8,710	$27,770
Floating or adjustable interest rate	2,176	7,262	45,827	55,265

Total covered loans	$7,587	$20,911	$54,537	$83,035

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

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

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Non-covered nonperforming
Nonaccrual loans	$17,847	$10,556	$19,161	$23,931	$24,487
Accruing loans past due 90 days or more	—	—	—	—	—
TDRs (1)	73	2,726	1,311	6,009	600

Total nonperforming loans	17,920	13,282	20,472	29,940	25,087
Non-covered OREO	4,873	6,638	7,318	5,749	5,914

Total nonperforming assets	$22,793	$19,920	$27,790	$35,689	$31,001

Covered nonperforming
Nonaccrual loans	$647	$2,438	$3,353	$4,323	$—
Accruing loans past due 90 days or more	—	—	86	—	—

Total nonperforming loans	647	2,438	3,439	4,323	—
Covered OREO	4,034	6,324	7,541	3,255	—

Total nonperforming assets	$4,681	$8,762	$10,980	$7,578	$—

Total nonperforming
Nonaccrual loans	$18,494	$12,994	$22,514	$28,254	$24,487
Accruing loans past due 90 days or more	—	—	86	—	—
TDRs (1)	73	2,726	1,311	6,009	600

Total nonperforming loans	18,567	15,720	23,911	34,263	25,087
OREO	8,907	12,962	14,859	9,004	5,914

Total nonperforming assets	$27,474	$28,682	$38,770	$43,267	$31,001

Additional Information
Performing TDRs (2)	$13,889	$11,808	$10,900	$6,038	$8,854
Total TDRs (3)	13,962	14,534	12,211	12,047	9,454
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	1,645	1,171	1,548	2,955	1,154
Actual interest income recorded on restructured and nonperforming loans	608	597	511	640	411

Non-covered ratios
Nonperforming loans to total loans	1.10%	0.85%	1.31%	1.97%	1.80%
Nonperforming assets to total assets	0.96%	0.80%	1.14%	1.42%	1.43%
Non-PCI allowance to nonperforming loans	112.61%	151.85%	113.92%	86.05%	103.66%
Non-PCI allowance to total loans	1.24%	1.29%	1.50%	1.70%	1.86%

Total ratios
Nonperforming loans to total loans	1.09%	0.93%	1.40%	1.99%	1.80%
Nonperforming assets to total assets	1.12%	1.10%	1.49%	1.59%	1.43%
Allowance for loan losses to nonperforming loans	108.97%	128.67%	100.69%	75.21%	104.46%
Allowance for loan losses to total loans	1.19%	1.20%	1.41%	1.49%	1.88%

(1)	TDRs restructured within the past six months, excluding nonaccrual TDRs of $923 thousand, $306 thousand, $734 thousand, $3.04 million, and $3.04 million for the five years ended December 31, 2015.
(2)	TDRs with six months or more of satisfactory payment performance, excluding nonaccrual TDRs of $416 thousand, $248 thousand, $1.47 million, $792 thousand, and $227 thousand for the five years ended December 31, 2015.
(3)	Perfoming and nonperforming TDRs, excluding nonaccrual TDRs of $1.34 million, $554 thousand, $2.20 million, $3.83 million, and $3.27 million for the five years ended December 31, 2015.

Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. There were no non-covered or covered accruing loans contractually past due 90 days or more as of December 31, 2015 or 2014.

Non-covered nonaccrual loans as of December 31, 2015, increased $7.29 million, or 69.07%, from December 31, 2014. As of December 31, 2015, non-covered nonaccrual loans were largely attributed to the following loan classes: single family owner occupied (40.59%) and non-farm, non-residential (40.06%). Approximately $139 thousand, or 0.78%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations as of December 31, 2015. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming at time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs totaled $13.96 million as of December 31, 2015, compared to $14.53 million as of December 31, 2014. Nonperforming accruing TDRs totaled $73 thousand, or 0.52% of accruing TDRs, as of December 31, 2015, compared to $2.73 million, or 18.76% of accruing TDRs, as of December 31, 2014. The allowance for loan losses attributed to TDRs totaled $590 thousand as of December 31, 2015, compared to $475 thousand as of December 31, 2014.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $27.88 million as of December 31, 2015, an increase of $5.90 million, or 26.86%, compared to $ 21.98 million as of December 31, 2014. Non-covered delinquent loans as a percentage of total non-covered loans measured 1.72% as of December 31, 2015, which is attributed to loans 30 days or more past due of 0.62% and nonaccrual loans of 1.10%. Non-covered nonperforming loans, comprised of nonaccrual loans, nonperforming TDRs, and unseasoned TDRs, as a percentage of total non-covered loans were 1.10% as of December 31, 2015, compared to 0.85% as of December 31, 2014.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.77 million, or 26.59%, as of December 31, 2015, compared to December 31, 2014. Non-covered OREO consisted of 40 properties as of December 31, 2015, with an average holding period of 8 months. The net loss on the sale of OREO totaled $1.85 million in 2015, $1.42 million in 2014, and $1.52 million in 2013. The following table details activity within OREO for the periods indicated:

	Year Ended December 31,
	2015			2014
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Beginning balance	$6,638	$6,324	$12,962	$7,318	$7,541	$14,859
Additions	3,726	2,591	6,317	5,979	6,641	12,620
Disposals	(4,579)	(3,879)	(8,458)	(5,740)	(5,907)	(11,647)
Valuation adjustments	(912)	(1,002)	(1,914)	(919)	(1,951)	(2,870)

Ending balance	$4,873	$4,034	$8,907	$6,638	$6,324	$12,962

Non-covered nonperforming assets as of December 31, 2015, increased $2.87 million, or 14.42%, from December 31, 2014. Non-covered nonperforming assets as a percentage of total non-covered assets were 0.96% as of December 31, 2015, compared to 0.80% as of December 31, 2014.

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

Our allowance for loan losses totaled $20.23 million as of December 31, 2015, and December 31, 2014. The allowance attributed to the non-PCI loan portfolio as a percentage of non-covered loans held for investment was 1.24% as of December 31, 2015, compared to 1.29% at December 31, 2014. The cash flow analysis performed as of December 31, 2015, identified two of our six open PCI loan pools as impaired with a cumulative impairment of $54 thousand compared to the analysis as of December 31, 2014, that identified two of seven PCI loan pools as impaired with a cumulative impairment of $58 thousand. A recovery of $4 thousand was attributed to the PCI provision due to better than expected performance in the Waccamaw PCI loan portfolio, which included a recovery of $29 thousand recorded through the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure and a provision applied to operations of $25 thousand. As of December 31, 2015, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods.

Our qualitative risk factors continue to reflect a reduced risk of loan losses due to improvements in general economic conditions and asset quality metrics offset by an increased risk of loan losses due to credit concentrations. Net charge-offs decreased $735 thousand, or 25.42% in 2015 as compared to 2014 and decreased $7.46 million, or 72.07% in 2014 as compared to 2013. Net charge-offs in 2014 included a $1.60 million recovery related to the positive resolution of a sizable problem credit. In addition, activity in the allowance in 2014 included the removal of $682 thousand of the allowance due to loans transferred in the branch divestiture. The portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods.

The following table presents activity in our allowance for loan losses by loan type for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Beginning balance	$20,227	$24,077	$25,770	$26,205	$26,482
Removal of loans transferred	—	(682)	—	—	—
Provision for loan losses charged to operations, non-PCI loans	2,166	420	7,912	5,871	8,846
(Recovery of) provision for loan losses charged to operations, PCI loans	25	(275)	296	(193)	201
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	(422)	451	—	—
Charge-offs:
Commercial loans
Construction, development, and other land	256	1,238	2,738	286	1,908
Commercial and industrial	93	459	720	113	417
Multi-family residential	—	35	17	209	2,551
Single family non-owner occupied	87	488	2,618	2,502	1,812
Non-farm, non-residential	773	832	1,613	643	1,074
Agricultural	—	—	17	—	—
Farmland	73	—	20	61	219
Consumer real estate loans
Home equity lines	92	451	1,873	851	691
Single family owner occupied	812	988	947	1,842	1,615
Owner occupied construction	2	305	295	9	195
Consumer and other loans
Consumer loans	461	659	491	403	448
Other	1,096	1,026	1,178	585	530

Total charge-offs	3,745	6,481	12,527	7,504	11,460
Recoveries:
Commercial loans
Construction, development, and other land	135	84	510	17	817
Commercial and industrial	173	1,736	98	93	271
Multi-family residential	—	10	16	125	68
Single family non-owner occupied	92	331	158	109	121
Non-farm, non-residential	74	239	119	280	148
Agricultural	—	—	22	1	1
Farmland	—	—	8	1	—
Consumer real estate loans
Home equity lines	402	514	273	76	155
Single family owner occupied	258	76	169	213	63
Owner occupied construction	18	—	—	—	34
Consumer and other
Consumer loans	101	121	107	152	139
Other	336	479	695	324	319

Total recoveries	1,589	3,590	2,175	1,391	2,136

Net charge-offs	2,156	2,891	10,352	6,113	9,324

Ending balance	$20,233	$20,227	$24,077	$25,770	$26,205

Net charge-offs to average non-covered loans	0.14%	0.18%	0.68%	0.41%	0.67%

The following table details the allowance for loan losses, excluding PCI loans, by loan class, as of the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Commercial loans
Construction, development, and other land	$1,119	$1,151	$1,141	$1,214	$1,892
Commercial and industrial	504	689	5,215	4,351	3,515
Multi-family residential	1,535	1,917	1,211	1,630	1,889
Single family non-owner occupied	3,369	3,228	3,549	4,367	2,960
Non-farm, non-residential	6,393	5,805	4,650	5,259	6,933
Agricultural	22	13	23	22	19
Farmland	190	206	301	416	343
Consumer real estate loans
Home equity lines	1,091	1,330	1,361	1,574	1,365
Single family owner occupied	4,969	4,935	5,030	5,995	6,134
Owner occupied construction	297	225	206	337	212
Consumer and other loans
Consumer loans	690	670	635	597	742
Other	—	—	—	—	—

Total allowance, excluding PCI loans	$20,179	$20,169	$23,322	$25,762	$26,004

The following table details the PCI allowance for loan losses, by loan pool, as of the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013	2012	2011
Commercial loans
Waccamaw commercial	$—	$37	$—	$—	$—
Waccamaw lines of credit	—	—	—	—	—
Peoples commercial	—	—	69	—	—
Other	—	—	8	8	201
Consumer real estate loans
Waccamaw serviced home equity lines	—	—	277	—	—
Waccamaw residential	1	—	217	—	—
Peoples residential	53	21	184	—	—
Consumer and other loans
Waccamaw consumer (1)	—	—	—	—	—

Total PCI allowance	$54	$58	$755	$8	$201

(1)	Closed during the first quarter of 2015.

Deposits

Total deposits as of December 31, 2015, decreased $127.50 million, or 6.37%, compared to December 31, 2014. Noninterest-bearing deposits increased $33.78 million and savings deposits, which include money market accounts and savings accounts, increased $5.11 million as of December 31, 2015, compared to December 31, 2014. Interest-bearing deposits decreased $6.17 million and time deposits decreased $160.22 million as of December 31, 2015, compared to December 31, 2014.

As of December 31, 2015, time deposits totaled $543.46 million, which included certificates of deposit of $408.52 million and individual retirement accounts of $134.94 million. Time deposits as of December 31, 2015, decreased $160.22 million, or 22.77%, compared to December 31, 2014, primarily due to our strategic runoff of higher rate deposits. Time deposits of $100 thousand or more totaled $205.95 million as of December 31, 2015.

The following schedule presents the contractual maturities of time deposits of $100 thousand or more as of December 31, 2015:

(Amounts in thousands)
Three months or less	$23,895
Over three through six months	17,764
Over six through twelve months	31,664
Over twelve months	132,627

$205,950

Borrowings

Total borrowings as of December 31, 2015, decreased $10.37 million, or 4.51%, compared to December 31, 2014. Short-term borrowings consist of federal funds purchased and retail repurchase agreements. No federal funds were purchased as of December 31, 2015, or 2014. The balance of retail repurchase agreements increased $16.87 million, or 13.86%, as of December 31, 2015, compared to December 31, 2014. Securities underlying retail repurchase agreements remain under our control during the terms of the agreements.

The following table presents the balances and weighted average rates paid on short-term borrowings as of the periods indicated:

	Year Ended December 31,
	2015		2014		2013
(Amounts in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Year-end balance	$88,614	0.19%	$73,742	0.17%	$84,308	0.19%
Average annual balance	72,691	0.10%	74,165	0.14%	69,773	0.38%
Maximum month-end balance	122,693		117,105		84,308

Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The balance and weighted average rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of December 31, 2015, compared to December 31, 2014. As of December 31, 2015, wholesale repurchase agreements had contractual maturities between eleven months and four years. The balance of FHLB borrowings decreased $25.00 million, or 27.78%, and the weighted average rate decreased 4 basis points to 4.03% as of December 31, 2015, compared to December 31, 2014. As of December 31, 2015, FHLB borrowings had contractual maturities between one and six years. In 2015, we prepaid $25 million of a FHLB convertible advance with a May 2017 maturity and 4.21% interest rate, which resulted in a prepayment penalty of $1.70 million.

Included in other borrowings is $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through the Trust with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company.

Stockholders’ Equity

Total stockholders’ equity decreased $8.36 million, or 2.38%, to $343.02 million as of December 31, 2015, compared to $351.37 million as of December 31, 2014. The change in stockholders’ equity was largely affected by net income of $24.54 million, the repurchase of 1,238,299 shares of our common stock totaling $21.53 million, dividends declared on our common and Series A Preferred Stock of $10.10 million, and the redemption of 2,367 shares of our preferred stock totaling $2.37 million.

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

As of December 31, 2015, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $51.79 million, availability on federal funds lines with correspondent banks of $105.00 million, credit available from the Federal Reserve Bank discount window of $9.09 million, unused borrowing capacity with the FHLB of $403.10 million, and unpledged available-for-sale securities of $129.44 million. Cash on hand and deposits with other financial institutions, as well as lines of credit extended from correspondent banks and the FHLB, are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Unused borrowing capacity with the FHLB is reported net of letters of credit held to secure public unit deposits. As of December 31, 2015, we provided letters of credit to public depositors with the FHLB totaling $22.69 million. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset. Our approved lines of credit with correspondent banks are available as backup liquidity sources.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of December 31, 2015, the Company’s liquid assets consisted of cash and investment securities totaling $16.83 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company also maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. As of December 31, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

Cash Flows

The following table presents the major components of cash flow in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Net cash provided by operating activities	$58,519	$41,689	$44,518
Net cash (used in) provided by investing activities	(70,785)	280,955	(1,167)
Net cash used in financing activities	(173,607)	(141,551)	(131,631)

Net (decrease) increase in cash and cash equivalents	(185,873)	181,093	(88,280)
Cash and cash equivalents, beginning balance	237,660	56,567	144,847

Cash and cash equivalents, ending balance	$51,787	$237,660	$56,567

2015 Compared to 2014. Net cash provided by operating activities increased $16.83 million, or 40.37%, in 2015 compared to 2014 primarily due to a cash decrease in other operating activities offset by a decrease in FHLB debt prepayment penalties. Net cash used in investing activities increased $351.74 million in 2015 compared to net cash provided of $280.96 million in 2014, which was largely the result of a reduction in net cash received in acquisitions and divestitures and a decrease in the proceeds from the sale of available-for-sale securities coupled with an increase in the purchase of available-for-sale securities. Net cash used in financing activities increased $32.06 million, or 22.65%, in 2015 compared to 2014 primarily due to a decrease in noninterest and interest-bearing deposits offset by a reduction in the repayment of long-term debt. The net effect of cash flow activity was a $185.87 million, or 78.21%, decrease in cash and cash equivalents in 2015.

2014 Compared to 2013. Net cash provided by operating activities decreased $2.83 million, or 6.35%, in 2014 primarily due to decreases in the provision for loan losses and proceeds from the sale of mortgage loans offset by debt prepayment penalties, a cash decrease in other operating activities, and a decrease in mortgage loans originated for sale. Net cash provided by investing activities increased $282.12 million in 2014 compared to net cash used of $1.17 million in 2013, which was largely the result of acquisition and divestiture activity in 2014 and a decrease in the purchase of available-for-sale securities. Net cash used in financing activities increased $9.92 million, or 7.54%, in 2014 compared to 2013 primarily due to a decrease in federal funds purchased and the prepayment of FHLB borrowings offset by an increase in time deposits and repurchase agreements and repurchases of treasury stock. The net effect of cash flow activity was a $181.09 million increase in cash and cash equivalents in 2014.

Capital Resources

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. The Company’s required initial minimum capital ratios under Basel III include:

•	4.5% Common equity Tier 1 capital to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 leverage ratio

Our capital ratios presented for the year ended December 31, 2015, are based on the Basel III requirements, while prior period information is based on the requirements under Basel II. A description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2015 Form 10-K. The following table presents our capital ratios as of the dates indicated:

	December 31,
	2015	2014	2013
Common equity Tier 1 ratio (1)
First Community Bancshares, Inc.	14.54%	NA	NA
First Community Bank	13.60%	NA	NA
Total risk-based capital ratio
First Community Bancshares, Inc.	15.95%	17.68%	16.44%
First Community Bank	14.82%	15.73%	14.55%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	14.73%	16.43%	15.19%
First Community Bank	13.60%	14.48%	13.30%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.62%	10.12%	9.95%
First Community Bank	9.77%	8.87%	8.63%

(1)	The common equity Tier 1 ratio became effective on January 1, 2015.

Our regulatory capital ratios as of December 31, 2015, decreased from the prior period primarily due to Basel III’s risk-based capital requirements. Our regulatory capital ratios as of December 31, 2014, increased over the prior period primarily due to an increase in retained earnings while average assets remained relatively stable. As of December 31, 2015, our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2015. See Note 21, “Regulatory Capital Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Contractual Obligations

We maintain certain contractual cash obligations that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and the ability to adjust rates on certificates of deposit, in a changing interest rate environment; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, detailed by payment date, as of December 31, 2015:

(Amounts in thousands)	Total	Less Than One Year	One to Three Years	Three to Five Years	More than Five Years
Deposits without a stated maturity (1)	$1,329,801	$1,329,801	$—	$—	$—
Overnight security repurchase agreements	86,605	86,605	—	—	—
Certificates of deposit (2)(3)	556,718	290,114	146,302	117,951	2,351
Term security repurchase agreements	55,566	27,807	2,637	25,122	—
FHLB advances (2)(3)	75,867	2,623	19,211	4,000	50,033
Trust preferred indebtedness	24,832	582	1,164	1,164	21,922
Leases	3,325	733	1,119	586	887

Total contractual cash obligations	$2,132,714	$1,738,265	$170,433	$148,823	$75,193

(1)	Excludes interest
(2)	Includes interest on fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2015. The interest to be paid on variable rate obligations is affected by changes in market interest rates, which materially affect the contractual obligation amounts to be paid.
(3)	Excludes carrying value adjustments such as unamortized premiums or discounts.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. See Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report. The following table presents our off-balance sheet arrangements, detailed by commitment expiration, as of December 31, 2015:

(Amounts in thousands)	Total	Less than One Year (1)	One to Three Years	Three to Five Years	More than Five Years
Commitments to extend credit	$235,302	$74,140	$47,035	$18,474	$95,653
Financial letters of credit	4,485	475	—	4,000	10
Performance letters of credit	3,280	2,772	144	334	30

Total letters of credit	$243,067	$77,387	$47,179	$22,808	$95,693

(1)	Lines of credit with no stated maturity date are included in commitments for less than one year.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. On December 16, 2015, the Federal Open Market Committee raised the benchmark Fed Funds rate, which changed the target rate from a range of 0 to 25 basis points to a new range of 25 to 50 basis points. This represents the first move of the target since 2009 when it was dropped to zero. As of December 31, 2015, the Federal Open Market Committee maintained a target range for federal funds of 25 to 50 basis points, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

	Year Ended December 31,
	2015		2014
(Amounts in thousands, except basis points) Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$(1,162)	(1.4)	$3,619	4.2
200	(694)	(0.9)	2,183	2.5
100	(409)	(0.5)	871	1.0
(100)	(1,813)	(2.2)	290	0.3

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTORY DATA INDEX

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2015	2014
Assets
Cash and due from banks	$37,383	$39,450
Federal funds sold	13,498	196,873
Interest-bearing deposits in banks	906	1,337

Total cash and cash equivalents	51,787	237,660
Securities available for sale	366,173	326,117
Securities held to maturity	72,541	57,948
Loans held for sale	—	1,792
Loans held for investment, net of unearned income:
Covered under loss share agreements	83,035	122,240
Not covered under loss share agreements	1,623,506	1,567,176
Less allowance for loan losses	(20,233)	(20,227)

Loans held for investment, net	1,686,308	1,669,189
FDIC indemnification asset	20,844	27,900
Premises and equipment, net	52,756	55,844
Other real estate owned:
Covered under loss share agreements	4,034	6,324
Not covered under loss share agreements	4,873	6,638
Interest receivable	6,007	6,315
Goodwill	100,486	100,722
Other intangible assets	5,243	6,421
Other assets	91,224	105,066

Total assets	$2,462,276	$2,607,936

Liabilities
Deposits:
Noninterest-bearing	$451,511	$417,729
Interest-bearing	1,421,748	1,583,030

Total deposits	1,873,259	2,000,759
Interest, taxes, and other liabilities	26,630	26,062
Securities sold under agreements to repurchase	138,614	121,742
FHLB borrowings	65,000	90,000
Other borrowings	15,756	17,999

Total Liabilities	2,119,259	2,256,562
Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized: Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; 0 and 15,151 shares outstanding at December 31, 2015 and 2014, respectively	—	15,151
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 and 20,499,683 shares issued at December 31, 2015 and 2014, respectively; 3,283,638 and 2,093,464 shares in treasury at December 31, 2015 and 2014, respectively	21,382	20,500
Additional paid-in capital	227,692	215,873
Retained earnings	155,647	141,206
Treasury stock, at cost	(56,457)	(35,751)
Accumulated other comprehensive loss	(5,247)	(5,605)

Total stockholders’ equity	343,017	351,374

Total Liabilities and Stockholders’ Equity	$2,462,276	$2,607,936

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2015	2014	2013
Interest Income
Interest and fees on loans held for investment	$87,632	$95,492	$96,600
Interest on securities — taxable	4,225	5,975	7,875
Interest on securities — nontaxable	3,978	4,350	4,790
Interest on deposits in banks	267	291	211

Total interest income	96,102	106,108	109,476
Interest Expense
Interest on deposits	5,878	7,308	8,823
Interest on short-term borrowings	1,952	2,024	2,222
Interest on long-term debt	3,519	5,958	6,789

Total interest expense	11,349	15,290	17,834

Net interest income	84,753	90,818	91,642
Provision for loan losses	2,191	145	8,208

Net interest income after provision for loan losses	82,562	90,673	83,434
Noninterest Income
Wealth management	2,975	3,030	3,412
Service charges on deposit accounts	13,717	13,828	13,558
Other service charges and fees	8,045	7,581	7,151
Insurance commissions	6,899	6,555	5,933
Impairment losses on securities	—	(737)	(320)
Portion of losses recognized in other comprehensive income	—	—	—

Net impairment losses recognized in earnings	—	(737)	(320)
Net gain (loss) on sale of securities	144	(1,385)	399
Net FDIC indemnification asset amortization	(6,379)	(3,979)	(5,597)
Net gain on branch divestiture	—	755	—
Other operating income	4,129	4,355	5,235

Total noninterest income	29,530	30,003	29,771
Noninterest Expense
Salaries and employee benefits	39,625	40,713	41,235
Occupancy expense of bank premises	5,817	6,338	7,033
Furniture and equipment	5,199	4,952	4,966
Amortization of intangible assets	1,118	787	729
FDIC premiums and assessments	1,513	1,672	1,717
FHLB debt prepayment fees	1,702	5,008	—
Merger, acquisition, and divestiture expense	86	1,150	57
Other operating expense	21,111	22,242	23,248

Total noninterest expense	76,171	82,862	78,985

Income before income taxes	35,921	37,814	34,220
Income tax expense	11,381	12,324	10,908

Net income	24,540	25,490	23,312
Dividends on preferred stock	105	910	1,024

Net income available to common shareholders	$24,435	$24,580	$22,288

Basic earnings per common share	$1.32	$1.34	$1.13
Diluted earnings per common share	1.31	1.31	1.11
Cash dividends per common share	0.54	0.50	0.48

Weighted average basic shares outstanding	18,531,039	18,406,363	19,792,099
Weighted average diluted shares outstanding	18,727,464	19,483,054	20,961,800

FIRST COMMUNITY BANCSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Comprehensive Income
Net income	$24,540	$25,490	$23,312
Other comprehensive income (loss), before tax:
Available-for-sale securities:
Unrealized losses on securities available for sale with other-than-temporary impairment	—	(1)	(1,277)
Unrealized gains (losses) on securities available for sale without other-than-temporary impairment	755	12,914	(19,964)
Less: reclassification adjustment for (gains) losses realized in net income	(144)	1,385	(399)
Less: reclassification adjustment for credit related other-than-temporary impairments recognized in net income	—	737	320

Unrealized gains (losses) on available-for-sale securities	611	15,035	(21,320)
Employee benefit plans:
Net actuarial (loss) gain on pension and other postretirement benefit plans	(363)	(642)	758
Net prior service cost attributed to plan amendments	—	—	(380)
Less: reclassification adjustment for amortization of prior service cost and net actuarial loss included in net periodic benefit cost	326	260	327

Unrealized (losses) gains on employee benefit plans	(37)	(382)	705

Other comprehensive income (loss), before tax	574	14,653	(20,615)
Income tax (expense) benefit	(216)	(5,518)	7,700

Other comprehensive income (loss), net of tax	358	9,135	(12,915)

Total comprehensive income	$24,898	$34,625	$10,397

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2013	$17,421	$20,343	$213,829	$113,013	$(6,458)	$(1,825)	$356,323
Net income	—	—	—	23,312	—	—	23,312
Other comprehensive income	—	—	—	—	—	(12,915)	(12,915)
Common dividends declared — $0.48 per share	—	—	—	(9,475)	—	—	(9,475)
Preferred dividends declared — $60.00 per share	—	—	—	(1,024)	—	—	(1,024)
Preferred stock converted to common stock — 149,730 shares	(2,170)	150	2,020	—	—	—	—
Equity-based compensation expense	—	—	18	—	—	—	18
Common stock options exercised — 5,850 shares	—	—	(21)	—	106	—	85
Restricted stock awards — 40,371 shares	—	—	(183)	—	886	—	703
Purchase of treasury shares — 1,739,601 shares at $16.31 per share	—	—	—	—	(28,421)	—	(28,421)

Balance December 31, 2013	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606

Balance January 1, 2014	$15,251	$20,493	$215,663	$125,826	$(33,887)	$(14,740)	$328,606
Net income	—	—	—	25,490	—	—	25,490
Other comprehensive income	—	—	—	—	—	9,135	9,135
Common dividends declared — $0.50 per share	—	—	—	(9,200)	—	—	(9,200)
Preferred dividends declared — $60.00 per share	—	—	—	(910)	—	—	(910)
Preferred stock converted to common stock — 6,900 shares	(100)	7	93	—	—	—	—
Equity-based compensation expense	—	—	332	—	—	—	332
Common stock options exercised — 3,854 shares	—	—	(13)	—	66	—	53
Restricted stock awards — 13,933 shares	—	—	(202)	—	238	—	36
Purchase of treasury shares — 132,773 shares at $16.29 per share	—	—	—	—	(2,168)	—	(2,168)

Balance December 31, 2014	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374

Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	24,540	—	—	24,540
Other comprehensive income	—	—	—	—	—	358	358
Common dividends declared — $0.54 per share	—	—	—	(9,994)	—	—	(9,994)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	110	—	—	—	110
Common stock options exercised — 4,323 shares	—	—	(11)	—	74	—	63
Restricted stock awards — 23,057 shares	—	—	(191)	—	391	—	200
Issuance of treasury stock to 401(k) plan — 20,745 shares	—	—	9	—	354	—	363
Purchase of treasury shares — 1,238,299 shares at $17.35 per share	—	—	—	—	(21,525)	—	(21,525)

Balance December 31, 2015	$—	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Operating activities
Net income	$24,540	$25,490	$23,312
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,191	145	8,208
Depreciation and amortization of property, plant, and equipment	4,135	4,405	4,666
Amortization of premiums on investments, net	1,375	961	884
Amortization of FDIC indemnification asset, net	6,379	3,979	5,597
Amortization of intangible assets	1,118	787	729
Gain on acquisitions and divestitures, net	—	(755)	—
Gain on sale of loans	(501)	(671)	(1,211)
Equity-based compensation expense	110	332	18
Restricted stock awards	200	36	703
Issuance of treasury stock to 401(k) plan	363	—	—
Loss (gain) on sale of property, plant, and equipment, net	23	(113)	(158)
Loss on sales of other real estate	3,002	3,227	2,785
(Gain) loss on sale of securities	(144)	1,385	(399)
Net impairment losses recognized in earnings	—	737	320
FHLB debt prepayment fees	1,702	5,008	—
Proceeds from sale of mortgage loans	21,993	28,443	75,348
Origination of mortgage loans	(19,700)	(28,681)	(68,348)
Decrease in accrued interest receivable	308	1,206	321
Decrease (increase) in other operating activities	11,425	(4,232)	(8,257)

Net cash provided by operating activities	58,519	41,689	44,518
Investing activities
Proceeds from sale of securities available for sale	10,999	162,443	105,934
Proceeds from maturities, prepayments, and calls of securities available for sale	29,931	48,915	87,055
Proceeds from maturities and calls of securities held to maturity	190	190	250
Payments to acquire securities available for sale	(81,540)	(6,047)	(201,138)
Payments to acquire securities held to maturity	(15,003)	(57,675)	—
Originations of loans, net	(24,719)	(64,115)	(11,662)
Proceeds from the redemption of FHLB stock, net	1,279	4,349	470
Cash (paid) received in acquisitions and divestitures, net	(88)	178,604	(697)
Proceeds from the FDIC	2,683	4,770	14,311
Payments to acquire property, plant, and equipment, net	(1,239)	(1,098)	(2,292)
Proceeds from sale of other real estate	6,722	10,619	6,602

Net cash (used in) provided by investing activities	(70,785)	280,955	(1,167)
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	33,782	68,246	(3,672)
Decrease in interest-bearing deposits, net	(161,282)	(121,912)	(75,761)
(Decrease) increase in federal funds purchased, net	—	(16,000)	16,000
Proceeds from (repayments of) securities sold under agreements to repurchase	16,872	3,432	(17,810)
Repayments of long-term debt	(28,945)	(63,097)	(11,594)
Redemption of preferred stock	(2,367)	—	—
Proceeds from stock options exercised	63	53	85
Excess tax benefit from equity-based compensation	8	5	9
Payments for repurchase of treasury stock	(21,525)	(2,168)	(28,421)
Payments of common dividends	(9,994)	(9,200)	(9,475)
Payments of preferred dividends	(219)	(910)	(992)

Net cash used in financing activities	(173,607)	(141,551)	(131,631)

Net (decrease) increase in cash and cash equivalents	(185,873)	181,093	(88,280)
Cash and cash equivalents at beginning of period	237,660	56,567	144,847

Cash and cash equivalents at end of period	$51,787	$237,660	$56,567

Supplemental transactions — noncash items
Transfer of loans to other real estate	$6,317	$12,620	$18,438
Loans originated to finance other real estate	649	671	3,196
Supplemental disclosure — cash flow information
Cash paid for interest	11,757	15,791	18,146
Cash paid for income taxes	6,900	12,552	3,000

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.	Summary of Significant Accounting Policies

Nature of Operations

First Community Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bluefield, Virginia that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution. The Bank operates 50 branches in 4 states under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Company offers personal and commercial insurance products and services from 9 locations through its wholly owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which is headquartered in High Point, North Carolina. Greenpoint operates under the Greenpoint name and under the trade name First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”), a registered investment advisory firm. The Trust Division and FCWM managed $742 million in combined assets as of December 31, 2015. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent. The Company reported consolidated assets of $2.46 billion as of December 31, 2015. Unless the context suggests otherwise, the term “Company” refers to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

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

The Company has investments in certain entities that are considered variable interest entities (“VIEs”) under GAAP. These VIEs include the Company’s trust subsidiary, FCBI Capital Trust (the “Trust”); certain tax credit limited partnerships; and limited liability companies that provide aviation services, insurance brokerage, title insurance, and other related financial services. VIEs are legal entities in which the equity investors do not have sufficient equity at risk for the entity to independently finance its activities or the collective holders do not have the power through voting or similar rights to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the expected losses of the entity, or the right to receive expected residual returns of the entity. Consolidation of a VIE is considered appropriate if a reporting entity is the primary beneficiary, the party that has both significant influence and control over the VIE. Management periodically performs a qualitative analysis to determine if the Company is the primary beneficiary of a VIE. This analysis includes review of the VIEs’ capital structures, contractual terms, and primary activities, including the Company’s ability to direct the activities of the VIEs and obligations to absorb losses, or the right to receive benefits, significant to the VIEs. Based on the Company’s analysis for the periods presented in this report, it is not the primary beneficiary of its VIEs. Since these entities do not meet the criteria for consolidation, they are reported in other assets in the Company’s consolidated balance sheets. The carrying value and maximum potential loss exposure of VIEs totaled $934 thousand as of December 31, 2015, and $1.26 million as of December 31, 2014.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, time deposits with other banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) that are available for immediate withdrawal.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company may enter into interest rate lock commitments (“IRLCs”) with customers on mortgage loans intended to be sold in the secondary market and commitments to sell mortgages. These IRLCs and forward sale loan commitments are recorded at fair value in other assets and liabilities with any changes in fair value recognized in other income. These derivative instruments do not qualify as hedges. The fair value of IRLCs is determined by quoted market prices for loans with similar coupon rates and terms. The fair value of forward sale loan commitments is based on changes in the value of the commitment, principally because of changes in interest rates.

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

The Company maintains an active and robust problem credit identification system through its ongoing credit review function. When a credit is identified as exhibiting characteristics of weakening, the Company assesses the credit for potential impairment. Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are uncertain. The Company reviews loans with balances of $250 thousand or greater that are deemed to be impaired quarterly. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions. Impairment allowances allocated to individual loans, including individual credit relationships and loan pools grouped by similar risk characteristics, are reviewed quarterly by management. Interest income realized on impaired loans in nonaccrual status, if any, is recognized upon receipt. The accrual of interest, which is typically based on the daily amount of principal outstanding, on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

The Company also monitors and manages past due loans. Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for loan losses. Loans in nonaccrual status may be returned to accrual status provided the loan is brought current, all principal and interest amounts contractually due (including past due payments) are reasonably assured of repayment within a reasonable period, and there is a period of at least six months of repayment performance (one year for loans providing for quarterly or semi-annual payments) by the borrower in accordance with the contractual terms.

Seriously delinquent loans are evaluated for loss mitigation options, including charge-off. Closed-end retail loans are generally charged off against the allowance for loan losses when the loans become 120 days past due. Open-end retail loans and residential real estate secured loans are generally charged off when the loans become 180 days past due. Unsecured loans are generally charged off when the loans become 90 days past due. All other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans previously charged off are credited to the allowance for loan losses in the period received.

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

Other Real Estate Owned

Other real estate owned (“OREO”) acquired through foreclosure, or other settlement, is carried at the lower of cost or fair value less estimated selling costs. The fair value is generally based on current third-party appraisals.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

The Company performed its annual impairment test of goodwill as of October 31, 2015, and determined that qualitatively that it was more likely than not that goodwill was not impaired; therefore, the Step 1 and Step 2 tests were not deemed necessary. Qualitative factors considered in the analysis included macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and the Company’s progress towards stated objectives as compared to prior years. An impairment charge to goodwill and other intangible assets may be required in the future if the Company’s future earnings and cash flows decline or discount rates used in determining fair value increase. No events have occurred after the 2015 analysis to indicate potential impairment.

Core deposit intangible assets represent the future earnings potential of acquired deposit relationships that are amortized over their estimated remaining useful lives. Other identifiable intangible assets primarily represent the rights arising from contractual arrangements that are amortized using the straight-line method.

Other Investments

As a condition of membership in the FHLB and the FRB, the Company is required to subscribe to a minimum level of stock in the FHLB of Atlanta and FRB of Richmond. These securities are reported in other assets in the Company’s consolidated balance sheets. There is no market for these securities and ownership is restricted; therefore, readily determinable fair values are not available. The Company carries these nonmarketable securities at cost and reviews the FHLB of Atlanta stock quarterly for impairment. The Company believes the FHLB of Atlanta ownership position provides access to relatively inexpensive wholesale and overnight funding. The FHLB of Atlanta repurchased excess activity-based stock and paid quarterly cash dividends in each of the three years ended December 31, 2015. Based on publicly available information as of December 31, 2015, the Company believes that its FHLB of Atlanta stock is not impaired. The investment in FHLB of Atlanta stock was $5.09 million as of December 31, 2015, and $6.37 million as of December 31, 2014. The investment in FRB of Richmond stock was $5.64 million as of December 31, 2015, and $5.58 million as of December 31, 2014.

The Company maintains long-term investments in various entities, including the Trust; certain tax credit limited partnerships; and other limited liability companies that provide insurance brokerage, title insurance, and other related financial services. These entities are reported in other assets in the Company’s consolidated balance sheets. Investments in entities that the Company has no significant influence or control over, generally ownership interests of less than 20%, are recorded using the cost method of accounting. Under the cost method, these investments do not have readily determinable fair values and dividends received are generally recorded as income. Investments in entities that the Company has the ability to exercise significant influence over but not control, generally ownership interests ranging from 20% to 50%, are recorded using the equity method of accounting. Under the equity method, dividends received generally reduce the carrying amount of the investment, and the investment is adjusted to recognize the Company’s share of the entity’s earnings, losses, and changes in capital, if any. Management believes any future adjustments to equity investments will be immaterial. All long-term investments are reviewed periodically for possible impairment. The Company had no equity investments as of December 31, 2015. The carrying value and maximum potential loss of equity investments totaled $360 thousand as of December 31, 2014.

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

The Company’s tax filings for the years ended December 31, 2011 through 2014, are open to audit under statutes of limitation by the Internal Revenue Service and various state tax departments.

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

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2015	2014	2013
Net income	$24,540	$25,490	$23,312
Dividends on preferred stock	105	910	1,024

Net income available to common shareholders	$24,435	$24,580	$22,288

Weighted average number of common shares outstanding, basic	18,531,039	18,406,363	19,792,099
Dilutive effect of potential common shares from:
Stock options	26,487	18,607	19,337
Restricted stock	2,996	461	5,014
Convertible preferred stock	166,942	1,046,175	1,132,998
Contingently issuable shares	—	11,448	12,352

Weighted average number of common shares outstanding, diluted	18,727,464	19,483,054	20,961,800

Basic earnings per common share	$1.32	$1.34	$1.13
Diluted earnings per common share	$1.31	$1.31	$1.11

Antidilutive potential common shares:
Stock options	127,882	222,651	317,420
Restricted stock	—	—	271

Total potential antidilutive shares	127,882	222,651	317,691

During the first quarter of 2015, the Company notified holders of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of its intent to redeem all of the outstanding shares. Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand. As a result of the redemption, there were no shares of Series A Preferred Stock outstanding as of December 31, 2015, compared to 15,151 shares as of December 31, 2014, and 15,251 shares as of December 31, 2013.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

If certain conditions are met, a derivative may be designated as a hedge related to fair value, cash flow, or foreign exposure risk. The recognition of changes in the fair value of a derivative instrument vary depending on the intended use of the derivative and the resulting designation. The Company accounts for hedges of customer loans as fair value hedges. The change in fair value of the hedging derivative and the change in fair value of the hedged exposure are recorded in earnings. Any hedge ineffectiveness is also reflected in current earnings. Changes in the fair value of derivatives not designated as hedging instruments are recognized as a gain or loss in earnings. The Company formally documents any relationships between hedging instruments and hedged items and the risk management objective and strategy for undertaking each hedged transaction. As of December 31, 2015, the Company had two interest rate swaps that qualified for fair value hedge accounting treatment.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

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

Recent Accounting Standards

In January 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminated from U.S. GAAP the concept of an extraordinary item, which is an event or transaction that is both unusual in nature and infrequently occurring. The guidance will be effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect this guidance to have a material effect on its financial statements.

In February 2015, the FASB issued ASU 2015-02, “Amendments to the Consolidation Analysis.” ASU 2015-02 amended the consolidation requirements in ASC 810 Consolidation. The amendments change the consolidation analysis required under U.S. GAAP, and modify how variable interests held by a reporting entity’s related parties affect its consolidation conclusions. The amendments will be effective for the Company for interim and annual reporting periods beginning after December 15, 2015. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In September 2015, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement Period Adjustments.” ASU 2015-16 simplifies the accounting for adjustments made to provisional amounts recognized in a business combination by eliminating the requirement to retrospectively account for those adjustments. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015. The Company does not expect this guidance to have a material effect on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” The new standard’s core principle is that a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August of 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 until annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. The amendments can be applied retrospectively to each prior reporting period or retrospectively with the cumulative effect of initially applying this new guidance recognized at the date of initial application. The Company is currently evaluating the provisions of ASU 2014-09 to determine the potential impact the new standard will have to the Company’s financial statements.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 2.	Acquisitions and Divestitures

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

CresCom Bank

On December 12, 2014, the Company completed the sale of thirteen branches to CresCom Bank (“CresCom”), Charleston, South Carolina. The divestiture consisted of ten branches in the Southeastern, Coastal region of North Carolina and three branches in South Carolina, all of which were previously acquired in the FDIC-assisted acquisition of Waccamaw on June 8, 2012. At closing, CresCom assumed total deposits of $215.19 million and total loans of $70.04 million. The transaction excluded loans covered under FDIC loss share agreements. The Company recorded a net gain of $755 thousand in connection with the divestiture, which included a deposit premium received from CresCom of $6.45 million and goodwill allocation of $6.45 million.

Insurance Services

On October 31, 2015, the Company sold one insurance agency for $372 thousand. The Company recorded a net loss of $8 thousand in connection with the sale and eliminated $324 thousand in goodwill and $61 thousand in other intangibles on the Company’s consolidated balance sheet as of December 31, 2015. The agency was previously purchased in 2013 for $385 thousand, which included $150 thousand in immediate cash consideration and $235 thousand in further cash consideration if certain operating targets were met.

Acquisitions that occurred before 2009 call for issuing further cash consideration if certain operating targets are met. If those targets are met, the value of the consideration will be added to the cost of the acquisition. Earn-out payments related to these acquisitions totaled $88 thousand in 2015, $353 thousand in 2014, and $442 thousand in 2013.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Net Cash Paid (Received) in Acquisitions and Divestitures

The following table presents the components of net cash acquired, or paid, in acquisitions and divestitures, an investing activity in the Company’s statements of cash flows, in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Acquisitions
Fair value of assets and liabilities acquired:
Investments	$—	$—	$—
Loans	—	140	281
Premises and equipment	—	4,547	—
Other assets	—	4,563	—
Deposits	—	(318,877)	—
Other liabilities	—	(76)	—
Purchase price in excess of net assets acquired	88	1,721	663

Total purchase price	88	(307,982)	944
Non-cash purchase price	—	—	247
Cash acquired	—	—	—

Net cash paid (received) in acquisitions	88	(307,982)	697
Divestitures
Book value of assets sold	389	(83,283)	—
Book value of liabilities sold	(152)	215,268	—
Sales price in excess of net liabilities assumed	(6)	(755)	—

Total sales price	231	131,230	—
Cash sold	—	(1,852)	—
Amount due remaining on books	(231)	—	—

Net cash paid in divestitures	—	129,378	—

Net cash paid (received) in acquisitions and divestitures	$88	$(178,604)	$697

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 3.	Investment Securities

The following tables present the amortized cost and aggregate fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2015
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$31,414	$39	$(751)	$30,702
Municipal securities	124,880	4,155	(357)	128,678
Single issue trust preferred securities	55,882	—	(8,050)	47,832
Corporate securities	70,571	—	(238)	70,333
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	84,576	155	(1,175)	83,556
Equity securities	66	6	—	72

Total	$372,389	$4,355	$(10,571)	$366,173

	December 31, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$34,604	$11	$(1,017)	$33,598
Municipal securities	134,784	4,823	(692)	138,915
Single issue trust preferred securities	55,822	—	(9,685)	46,137
Corporate securities	5,000	109	—	5,109
Mortgage-backed Agency securities	102,506	470	(857)	102,119
Equity securities	226	19	(6)	239

Total	$332,942	$5,432	$(12,257)	$326,117

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the amortized cost and fair value of available-for-sale securities, by contractual maturity, as of December 31, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Certificates of Deposit	Total
Amortized cost maturity:
One year or less	$—	$1,100	$70,571	$5,000	$76,671
After one year through five years	2	2,567	—	—	2,569
After five years through ten years	2,997	80,882	—	—	83,879
After ten years	28,415	40,331	55,882	—	124,628

Amortized cost	$31,414	$124,880	$126,453	$5,000	287,747

Mortgage-backed securities					84,576
Equity securities					66

Total amortized cost					$372,389

Fair value maturity:
One year or less	$—	$1,123	$70,333	$5,000	$76,456
After one year through five years	2	2,602	—	—	2,604
After five years through ten years	2,995	84,322	—	—	87,317
After ten years	27,705	40,631	47,832	—	116,168

Fair value	$30,702	$128,678	$118,165	$5,000	282,545

Mortgage-backed securities					83,556
Equity securities					72

Total fair value					$366,173

The following tables present the amortized cost and aggregate fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2015
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$61,863	$75	$(106)	$61,832
Municipal securities	190	3	—	193
Corporate securities	10,488	—	(23)	10,465

Total	$72,541	$78	$(129)	$72,490

	December 31, 2014
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$46,987	$22	$(54)	$46,955
Municipal securities	379	7	—	386
Corporate securities	10,582	—	(34)	10,548

Total	$57,948	$29	$(88)	$57,889

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the amortized cost and fair value of held-to-maturity securities, by contractual maturity, as of December 31, 2015. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$25,058	$190	$—	$25,248
After one year through five years	36,805	—	10,488	47,293
After five years through ten years	—	—	—	—
After ten years	—	—	—	—

Total amortized cost	$61,863	$190	$10,488	$72,541

Fair value maturity:
One year or less	$25,007	$193	$—	$25,200
After one year through five years	36,825	—	10,465	47,290
After five years through ten years	—	—	—	—
After ten years	—	—	—	—

Total fair value	$61,832	$193	$10,465	$72,490

The following tables present municipal securities, by state, for the states where the largest volume of these securities are held in the Company’s portfolio. The tables also present the amortized cost and fair value of the municipal securities, including gross unrealized gains and losses, as of the dates indicated.

	December 31, 2015
(Amounts in thousands)	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New York	11.38%	$14,062	$602	$—	$14,664
Ohio	8.72%	11,011	283	(64)	11,230
Minnesota	8.69%	10,797	420	(14)	11,203
New Jersey	8.38%	10,416	388	—	10,804
Wisconsin	7.76%	9,786	217	(5)	9,998
Massachusetts	7.69%	9,554	378	(22)	9,910
Connecticut	7.60%	9,479	315	—	9,794
Texas	6.04%	7,651	208	(75)	7,784
Iowa	5.03%	6,471	75	(60)	6,486
Other	28.71%	35,843	1,272	(117)	36,998

Total	100.00%	$125,070	$4,158	$(357)	$128,871

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
(Amounts in thousands)	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
New York	11.48%	$14,064	$730	$—	$14,794
Minnesota	9.02%	11,188	463	(30)	11,621
Wisconsin	8.98%	11,340	244	(16)	11,568
Ohio	8.79%	11,145	337	(148)	11,334
Connecticut	8.67%	10,775	393	—	11,168
New Jersey	8.60%	10,567	515	—	11,082
Massachusetts	7.77%	9,653	393	(38)	10,008
Texas	6.87%	8,770	214	(133)	8,851
Other	37.93%	47,661	1,541	(327)	48,875

Total	108.09%	$135,163	$4,830	$(692)	$139,301

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2015
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$4,441	$(5)	$23,922	$(746)	$28,363	$(751)
Municipal securities	8,126	(48)	10,393	(309)	18,519	(357)
Single issue trust preferred securities	—	—	47,832	(8,050)	47,832	(8,050)
Corporate securities	70,333	(238)	—	—	70,333	(238)
Mortgage-backed Agency securities	27,050	(253)	37,291	(922)	64,341	(1,175)

Total	$109,950	$(544)	$119,438	$(10,027)	$229,388	$(10,571)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$—	$—	$29,448	$(1,017)	$29,448	$(1,017)
Municipal securities	1,112	(8)	25,007	(684)	26,119	(692)
Single issue trust preferred securities	—	—	46,137	(9,685)	46,137	(9,685)
Mortgage-backed Agency securities	2,778	(3)	45,790	(854)	48,568	(857)
Equity securities	150	(6)	—	—	150	(6)

Total	$4,040	$(17)	$146,382	$(12,240)	$150,422	$(12,257)

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the date indicated.

	December 31, 2015
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$43,723	$(106)	$—	$—	$43,723	$(106)
Corporate securities	6,851	(23)	—	—	6,851	(23)

Total	$50,574	$(129)	$—	$—	$50,574	$(129)

	December 31, 2014
	Less than 12 Months		12 Months or longer		Total
(Amounts in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Agency securities	$28,188	$(54)	$—	$—	$28,188	$(54)
Corporate securities	10,548	(34)	—	—	10,548	(34)

Total	$38,736	$(88)	$—	$—	$38,736	$(88)

As of December 31, 2015, there were 107 individual securities in an unrealized loss position, and their combined depreciation in value represented 2.44% of the investment securities portfolio. Individual securities in an unrealized loss position as of December 31, 2015, included 48 securities in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to maturity or recovery. As of December 31, 2014, there were 97 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.21% of the investment securities portfolio.

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Gross realized gains	$363	$2,257	$553
Gross realized losses	(219)	(3,642)	(154)

Net gain (loss) on sale of securities	$144	$(1,385)	$399

The carrying amount of securities pledged for various purposes totaled $236.73 million as of December 31, 2015, and $268.78 million as of December 31, 2014.

The Company reviews its investment portfolio quarterly for indications of OTTI. Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, single issue trust preferred securities, corporate securities, and certificates of deposit. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through OCI. Temporary impairment on these securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, destabilization in foreign markets, and other current economic factors. The Company incurred no OTTI charges related to debt securities not beneficially owned in 2015 or 2014.

Debt securities beneficially owned by the Company consist of mortgage-backed securities (“MBS”). For debt securities beneficially owned, the Company analyzes the cash flows for each applicable security to determine if an adverse change in cash flows expected to be collected has occurred. If the projected value of cash flows at the current reporting date is less than the present value previously projected, and less than the current book value, an adverse change has occurred. The Company then compares the current present value of cash flows to the current net book value to determine the credit-related portion of the OTTI. The credit-related OTTI is recorded in earnings through noninterest income and any remaining noncredit-related OTTI is recorded in stockholders’ equity through OCI. The Company incurred no credit-related OTTI charges related to debt securities beneficially owned in 2015. The Company incurred credit-related OTTI charges related to debt securities beneficially owned of $705 thousand in 2014 and $320 thousand in 2013. These charges were associated with a non-Agency MBS that was sold in November 2014.

The following table presents the activity for credit-related losses recognized in earnings on debt securities where a portion of an OTTI was recognized in OCI for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Beginning balance (1)	$—	$7,798	$7,478
Additions for credit losses on securities previously recognized	—	705	320
Reduction for securities sold/realized losses	—	(8,503)	—

Ending balance	$—	$—	$7,798

(1)	The beginning balance includes credit related losses included in OTTI charges recognized on debt securities in prior periods.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. The Company incurred no OTTI charges related to equity securities in 2015 or 2013. The Company incurred OTTI charges related to equity securities of $32 thousand in 2014.

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

	December 31,
	2015		2014
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$48,896	2.86%	$41,271	2.44%
Commercial and industrial	88,903	5.21%	83,099	4.92%
Multi-family residential	95,026	5.57%	97,480	5.77%
Single family non-owner occupied	149,351	8.75%	135,171	8.00%
Non-farm, non-residential	485,460	28.45%	473,906	28.05%
Agricultural	2,911	0.17%	1,599	0.09%
Farmland	27,540	1.61%	29,517	1.75%

Total commercial loans	898,087	52.62%	862,043	51.02%
Consumer real estate loans
Home equity lines	107,367	6.29%	110,957	6.57%
Single family owner occupied	495,209	29.02%	485,475	28.74%
Owner occupied construction	43,505	2.55%	32,799	1.94%

Total consumer real estate loans	646,081	37.86%	629,231	37.25%
Consumer and other loans
Consumer loans	72,000	4.22%	69,347	4.10%
Other	7,338	0.43%	6,555	0.39%

Total consumer and other loans	79,338	4.65%	75,902	4.49%

Total non-covered loans	1,623,506	95.13%	1,567,176	92.76%
Total covered loans	83,035	4.87%	122,240	7.24%

Total loans held for investment, net of unearned income	$1,706,541	100.00%	$1,689,416	100.00%

Loans held for sale	$—		$1,792

Customer overdrafts reclassified as loans totaled $1.24 million as of December 31, 2015, and $1.44 million as of December 31, 2014. Deferred loan fees totaled $3.78 million in 2015, and $3.39 million in 2014. For information concerning off-balance sheet financing, see Note 20, “Litigation, Commitments and Contingencies,” to the Consolidated Financial Statements of this report.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2015	2014
Covered loans
Commercial loans
Construction, development, and other land	$6,303	$13,100
Commercial and industrial	1,170	2,662
Multi-family residential	640	1,584
Single family non-owner occupied	2,674	5,918
Non-farm, non-residential	14,065	25,317
Agricultural	34	43
Farmland	643	716

Total commercial loans	25,529	49,340
Consumer real estate loans
Home equity lines	48,565	60,391
Single family owner occupied	8,595	11,968
Owner occupied construction	262	453

Total consumer real estate loans	57,422	72,812
Consumer and other loans
Consumer loans	84	88

Total covered loans	$83,035	$122,240

Purchased Credit Impaired Loans

Certain purchased loans are identified as impaired when fair values are established at acquisition. These PCI loans are aggregated into loan pools that have common risk characteristics. The Company’s loan pools consist of Waccamaw commercial, Waccamaw lines of credit, Waccamaw serviced home equity lines, Waccamaw residential, Peoples commercial, and Peoples residential. The Company closed the Waccamaw consumer loan pool during the first quarter of 2015 due to an insignificant remaining balance. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	December 31,
	2015		2014
(Amounts in thousands)	Carrying Balance	Unpaid Principal Balance	Carrying Balance	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples Bank of Virginia	$6,681	$11,249	$7,090	$13,669
Waccamaw Bank	34,707	63,151	53,835	86,641
Other acquired	1,254	1,297	1,358	1,401

Total PCI Loans	$42,642	$75,697	$62,283	$101,711

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

(Amounts in thousands)	Peoples	Waccamaw	Other	Total
Balance, January 1, 2015	$4,745	$19,048	$—	$23,793
Additions	—	2	—	2
Accretion	(2,712)	(6,459)	—	(9,171)
Reclassifications from nonaccretable difference	1,283	6,564	—	7,847
Other changes, net	273	6,954	—	7,227

Balance, December 31, 2015	$3,589	$26,109	$—	$29,698

Balance, January 1, 2014	$5,294	$10,338	$8	$15,640
Additions	267	26	—	293
Accretion	(2,147)	(6,118)	(37)	(8,302)
Reclassifications from nonaccretable difference	1,912	16,400	29	18,341
Other changes, net	(581)	(1,598)	—	(2,179)

Balance, December 31, 2014	$4,745	$19,048	$—	$23,793

Balance, January 1, 2013	$2,342	$21,886	$15	$24,243
Additions	148	281	—	429
Accretion	(1,840)	(6,288)	(119)	(8,247)
Reclassifications from (to) nonaccretable difference	6,155	(2,967)	112	3,300
Other changes, net	(1,511)	(2,574)	—	(4,085)

Balance, December 31, 2013	$5,294	$10,338	$8	$15,640

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

	December 31, 2015
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Single family non-owner occupied	$782	$783	$—
Non-farm, non-residential	8,427	8,427	—
Consumer real estate loans
Single family owner occupied	1,975	2,067	—

Total impaired loans with no related allowance	11,184	11,277	—
Impaired loans with a related allowance:
Commercial loans
Single family non-owner occupied	619	623	124
Non-farm, non-residential	5,667	5,673	1,568
Consumer real estate loans
Single family owner occupied	4,899	4,907	672
Owner occupied construction	349	355	7

Total impaired loans with a related allowance	11,534	11,558	2,371

Total impaired loans	$22,718	$22,835	$2,371

	December 31, 2014
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance:
Commercial loans
Single family non-owner occupied	$466	$466	$—
Non-farm, non-residential	5,705	6,049	—
Consumer real estate loans
Single family owner occupied	3,397	3,494	—

Total impaired loans with no related allowance	9,568	10,009	—
Impaired loans with a related allowance:
Commercial loans
Single family non-owner occupied	367	367	45
Non-farm, non-residential	3,772	3,772	1,000
Consumer real estate loans
Single family owner occupied	2,341	2,512	437

Total impaired loans with a related allowance	6,480	6,651	1,482

Total impaired loans	$16,048	$16,660	$1,482

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the average annual recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	Year ended December 31,
	2015		2014		2013
(Amounts in thousands)	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$—	$—	$—	$—	$294	$3,850
Commercial and industrial	—	—	17	461	17	698
Multi-family residential	—	—	—	—	3	18
Single family non-owner occupied	34	626	8	301	99	939
Non-farm, non-residential	295	8,767	96	6,083	296	7,225
Farmland	—	—	11	181	12	370
Consumer real estate loans
Home equity lines	—	—	2	66	25	454
Single family owner occupied	136	2,432	73	2,508	70	2,156
Owner occupied construction	—	88	—	—	5	15
Consumer and other loans
Consumer loans	—	—	—	—	—	3

Total impaired loans with no related allowance	465	11,913	207	9,600	821	15,728
Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	—	—	—	—	117	1,057
Commercial and industrial	—	—	47	2,199	18	4,281
Multi-family residential	—	—	23	4,190	7	94
Single family non-owner occupied	25	575	2	369	3	892
Non-farm, non-residential	65	4,987	31	3,386	29	1,494
Consumer real estate loans
Home equity lines	—	—	1	57	12	304
Single family owner occupied	26	3,731	48	3,897	54	4,498
Owner occupied construction	1	178	—	—	—	—

Total impaired loans with a related allowance	117	9,471	152	14,098	240	12,620

Total impaired loans	$582	$21,384	$359	$23,698	$1,061	$28,348

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company determined that two of the six open PCI loan pools were impaired as of December 31, 2015, compared to two of the seven open PCI loan pools as of December 31, 2014, and four of the seven open PCI loan pools as of December 31, 2013. The following tables present additional information related to the impaired loan pools as of the dates, and in the periods, indicated:

	December 31,
(Amounts in thousands)	2015	2014
Recorded investment	$2,834	$14,607
Unpaid principal balance	3,759	31,169
Allowance for loan losses	54	58

	Year ended December 31,
(Amounts in thousands)	2015	2014	2013
Interest income recognized	$364	$3,081	$1,966
Average recorded investment	3,309	30,007	35,220

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present loans held for investment, by internal credit risk grade, as of the periods indicated:

	December 31, 2015
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total

Non-covered loans
Commercial loans
Construction, development, and other land	$46,816	$974	$1,106	$—	$—	$48,896
Commercial and industrial	87,223	663	1,017	—	—	88,903
Multi-family residential	81,168	12,969	889	—	—	95,026
Single family non-owner occupied	139,680	3,976	5,695	—	—	149,351
Non-farm, non-residential	454,906	15,170	15,384	—	—	485,460
Agricultural	2,886	25	—	—	—	2,911
Farmland	25,855	1,427	258	—	—	27,540
Consumer real estate loans
Home equity lines	104,897	1,083	1,387	—	—	107,367
Single family owner occupied	468,155	6,686	20,368	—	—	495,209
Owner occupied construction	42,783	—	722	—	—	43,505
Consumer and other loans
Consumer loans	71,685	61	254	—	—	72,000
Other	7,338	—	—	—	—	7,338

Total non-covered loans	1,533,392	43,034	47,080	—	—	1,623,506
Covered loans
Commercial loans
Construction, development, and other land	3,908	1,261	1,134	—	—	6,303
Commercial and industrial	1,144	4	22	—	—	1,170
Multi-family residential	460	—	180	—	—	640
Single family non-owner occupied	1,808	457	409	—	—	2,674
Non-farm, non-residential	9,192	2,044	2,829	—	—	14,065
Agricultural	34	—	—	—	—	34
Farmland	364	—	279	—	—	643
Consumer real estate loans
Home equity lines	17,893	29,823	849	—	—	48,565
Single family owner occupied	5,102	1,963	1,530	—	—	8,595
Owner occupied construction	112	51	99	—	—	262
Consumer and other loans
Consumer loans	84	—	—	—	—	84

Total covered loans	40,101	35,603	7,331	—	—	83,035

Total loans	$1,573,493	$78,637	$54,411	$—	$—	$1,706,541

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$38,858	$1,384	$1,029	$—	$—	$41,271
Commercial and industrial	81,196	616	1,287	—	—	83,099
Multi-family residential	89,503	7,007	970	—	—	97,480
Single family non-owner occupied	126,155	3,333	5,683	—	—	135,171
Non-farm, non-residential	441,385	13,028	19,493	—	—	473,906
Agricultural	1,589	—	10	—	—	1,599
Farmland	26,876	1,432	1,209	—	—	29,517
Consumer real estate loans
Home equity lines	107,688	1,606	1,663	—	—	110,957
Single family owner occupied	454,833	8,884	21,758	—	—	485,475
Owner occupied construction	32,551	—	248	—	—	32,799
Consumer and other loans
Consumer loans	68,592	520	235	—	—	69,347
Other	6,555	—	—	—	—	6,555

Total non-covered loans	1,475,781	37,810	53,585	—	—	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	7,598	3,227	2,275	—	—	13,100
Commercial and industrial	2,528	82	52	—	—	2,662
Multi-family residential	1,400	—	184	—	—	1,584
Single family non-owner occupied	2,703	2,059	1,156	—	—	5,918
Non-farm, non-residential	12,672	4,341	8,304	—	—	25,317
Agricultural	43	—	—	—	—	43
Farmland	420	—	296	—	—	716
Consumer real estate loans
Home equity lines	21,295	38,296	800	—	—	60,391
Single family owner occupied	7,094	2,040	2,834	—	—	11,968
Owner occupied construction	84	264	105	—	—	453
Consumer and other loans
Consumer loans	88	—	—	—	—	88

Total covered loans	55,925	50,309	16,006	—	—	122,240

Total loans	$1,531,706	$88,119	$69,591	$—	$—	$1,689,416

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31,
	2015			2014
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$39	$54	$93	$—	$18	$18
Commercial and industrial	—	16	16	123	34	157
Multi-family residential	84	—	84	245	—	245
Single family non-owner occupied	1,850	29	1,879	601	77	678
Non-farm, non-residential	7,150	39	7,189	2,334	1,317	3,651
Agricultural	—	—	—	4	—	4
Farmland	234	—	234	—	—	—
Consumer real estate loans
Home equity lines	825	413	1,238	792	204	996
Single family owner occupied	7,245	96	7,341	6,389	682	7,071
Owner occupied construction	349	—	349	—	106	106
Consumer and other loans
Consumer loans	71	—	71	68	—	68

Total nonaccrual loans	$17,847	$647	$18,494	$10,556	$2,438	$12,994

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. There were no non-covered or covered accruing loans contractually past due 90 days or more as of December 31, 2015, or December 31, 2014.

	December 31, 2015
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$—	$—	$39	$39	$48,857	$48,896
Commercial and industrial	281	66	—	347	88,556	88,903
Multi-family residential	302	76	84	462	94,564	95,026
Single family non-owner occupied	748	120	929	1,797	147,554	149,351
Non-farm, non-residential	347	676	4,940	5,963	479,497	485,460
Agricultural	—	—	—	—	2,911	2,911
Farmland	585	11	234	830	26,710	27,540
Consumer real estate loans
Home equity lines	668	195	468	1,331	106,036	107,367
Single family owner occupied	6,122	1,943	3,191	11,256	483,953	495,209
Owner occupied construction	—	—	—	—	43,505	43,505
Consumer and other loans
Consumer loans	278	71	23	372	71,628	72,000
Other	—	—	—	—	7,338	7,338

Total non-covered loans	9,331	3,158	9,908	22,397	1,601,109	1,623,506
Covered loans
Commercial loans
Construction, development, and other land	96	—	42	138	6,165	6,303
Commercial and industrial	—	—	16	16	1,154	1,170
Multi-family residential	—	—	—	—	640	640
Single family non-owner occupied	1,422	—	—	1,422	1,252	2,674
Non-farm, non-residential	—	—	39	39	14,026	14,065
Agricultural	—	—	—	—	34	34
Farmland	—	—	—	—	643	643
Consumer real estate loans
Home equity lines	489	37	225	751	47,814	48,565
Single family owner occupied	274	—	42	316	8,279	8,595
Owner occupied construction	—	—	—	—	262	262
Consumer and other loans
Consumer loans	—	—	—	—	84	84

Total covered loans	2,281	37	364	2,682	80,353	83,035

Total loans	$11,612	$3,195	$10,272	$25,079	$1,681,462	$1,706,541

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$39	$46	$—	$85	$41,186	$41,271
Commercial and industrial	285	6	103	394	82,705	83,099
Multi-family residential	81	110	—	191	97,289	97,480
Single family non-owner occupied	914	513	425	1,852	133,319	135,171
Non-farm, non-residential	1,075	783	1,984	3,842	470,064	473,906
Agricultural	—	—	4	4	1,595	1,599
Farmland	89	—	—	89	29,428	29,517
Consumer real estate loans
Home equity lines	492	103	571	1,166	109,791	110,957
Single family owner occupied	5,436	1,931	4,564	11,931	473,544	485,475
Owner occupied construction	—	—	—	—	32,799	32,799
Consumer and other loans
Consumer loans	544	84	26	654	68,693	69,347
Other	—	—	—	—	6,555	6,555

Total non-covered loans	8,955	3,576	7,677	20,208	1,546,968	1,567,176
Covered loans
Commercial loans
Construction, development, and other land	120	17	—	137	12,963	13,100
Commercial and industrial	84	12	34	130	2,532	2,662
Multi-family residential	—	—	—	—	1,584	1,584
Single family non-owner occupied	122	—	77	199	5,719	5,918
Non-farm, non-residential	124	140	1,258	1,522	23,795	25,317
Agricultural	—	—	—	—	43	43
Farmland	3	—	—	3	713	716
Consumer real estate loans
Home equity lines	858	318	168	1,344	59,047	60,391
Single family owner occupied	134	34	415	583	11,385	11,968
Owner occupied construction	—	—	—	—	453	453
Consumer and other loans
Consumer loans	—	—	—	—	88	88

Total covered loans	1,445	521	1,952	3,918	118,322	122,240

Total loans	$10,400	$4,097	$9,629	$24,126	$1,665,290	$1,689,416

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Specific reserves in the allowance for loan losses attributed to TDRs totaled $590 thousand as of December 31, 2015, and $475 thousand as of December 31, 2014. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. The following table presents interest income related to TDRs in the periods, indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Interest income recognized	$608	$597	$551

Loans acquired with credit deterioration, with a discount, are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of December 31, 2015 or 2014. The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	December 31,
	2015			2014
(Amounts in thousands)	Nonaccrual (1)	Accruing	Total	Nonaccrual (1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$130	$820	$950	$—	$1,088	$1,088
Non-farm, non-residential	—	4,600	4,600	83	4,743	4,826
Consumer real estate loans
Home equity lines	127	43	170	—	47	47
Single family owner occupied	733	8,256	8,989	471	8,412	8,883
Owner occupied construction	349	243	592	—	244	244

Total TDRs	$1,339	$13,962	$15,301	$554	$14,534	$15,088

(1)	TDRs on nonaccrual status are included in the total nonaccrual loan balance disclosed in the table above.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately after modification.

	Year Ended December 31,
	2015			2014
(Amounts in thousands)	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment	Total Contracts	Pre- Modification Recorded Investment	Post- Modification Recorded Investment

Below market interest rate
Single family owner occupied	—	$—	$—	4	$1,850	$1,850
Owner occupied construction	—	—	—	1	245	245

Total	—	—	—	5	2,095	2,095
Extended payment term
Single family non-owner occupied	—	—	—	1	468	468
Non-farm, non-residential	—	—	—	1	303	303

Total	—	—	—	2	771	771
Below market interest rate and extended payment term
Single family non-owner occupied	—	—	—	1	255	255
Single family owner occupied	5	342	342	5	487	487

Total	5	342	342	6	742	742

Total	5	$342	$342	13	$3,608	$3,608

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of December 31, 2015 and 2014.

OREO consists of properties acquired through foreclosure. The following table presents information related to OREO as of the dates indicated:

	December 31,
(Amounts in thousands)	2015	2014
Non-covered OREO	$4,873	$6,638
Covered OREO	4,034	6,324

Total OREO	$8,907	$12,962

Non-covered OREO secured by residential real estate	$2,677	$6,155
Residential real estate loans in the foreclosure process (1)	2,727	4,561

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 6.	Allowance for Loan Losses

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

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated that are segmented into groups with similar risk characteristics, based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. For loans acquired in a business combination, loans identified as credit impaired at the acquisition date are grouped into pools and evaluated separately from the non-PCI portfolio. The Company aggregates PCI loans into the following pools: Waccamaw commercial, Waccamaw lines of credit, Waccamaw serviced home equity lines, Waccamaw residential, Waccamaw consumer, Peoples commercial, and Peoples residential. The Company closed the Waccamaw consumer loan pool during the first quarter of 2015 due to an insignificant remaining balance. Provisions calculated for PCI loans are offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses, excluding reserves allocated to specific loans and PCI loan pools, is available for use against any loan loss management deems appropriate. As of December 31, 2015, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following tables present the aggregate activity in the allowance for loan losses in the periods indicated:

	Year Ended December 31, 2015
(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Beginning balance	$20,169	$58	$20,227
Provision for (recovery of) loan losses	2,166	(4)	2,162
Benefit attributable to the FDIC indemnification asset	—	29	29

Provision for loan losses charged to operations	2,166	25	2,191
Recovery of loan losses recorded through the FDIC indemnification asset	—	(29)	(29)
Charge-offs	(3,745)	—	(3,745)
Recoveries	1,589	—	1,589

Net charge-offs	(2,156)	—	(2,156)

Ending balance	$20,179	$54	$20,233

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Beginning balance	$23,322	$755	$24,077
Removal of loans transferred	(682)	—	(682)
Provision for (recovery of) loan losses	420	(697)	(277)
Benefit attributable to the FDIC indemnification asset	—	422	422

Provision (recovery) of loan losses charged to operations	420	(275)	145
Recovery of loan losses recorded through the FDIC indemnification asset	—	(422)	(422)
Charge-offs	(6,481)	—	(6,481)
Recoveries	3,590	—	3,590

Net charge-offs	(2,891)	—	(2,891)

Ending balance	$20,169	$58	$20,227

	Year Ended December 31, 2013
(Amounts in thousands)	Allowance Excluding PCI Loans	Allowance for PCI Loans	Total Allowance
Beginning balance	$25,762	$8	$25,770
Provision for loan losses	7,912	747	8,659
Benefit attributable to the FDIC indemnification asset	—	(451)	(451)

Provision for loan losses charged to operations	7,912	296	8,208
Provision for loan losses recorded through the FDIC indemnification asset	—	451	451
Charge-offs	(12,527)	—	(12,527)
Recoveries	2,175	—	2,175

Net charge-offs	(10,352)	—	(10,352)

Ending balance	$23,322	$755	$24,077

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the components of the activity in the allowance for loan losses, excluding PCI loans, by loan segment, in the periods indicated:

	Year Ended December 31, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total

Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	931	95	1,140	2,166
Loans charged off	(1,282)	(906)	(1,557)	(3,745)
Recoveries credited to allowance	474	678	437	1,589

Net charge-offs	(808)	(228)	(1,120)	(2,156)

Ending balance	$13,133	$6,356	$690	$20,179

	Year Ended December 31, 2014
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total

Beginning balance	$16,090	$6,597	$635	$23,322
Removal of loans transferred	(418)	(244)	(20)	(682)
(Recovery of) provision for loan losses charged to operations	(1,988)	1,273	1,135	420
Loans charged off	(2,928)	(1,873)	(1,680)	(6,481)
Recoveries credited to allowance	2,254	736	600	3,590

Net charge-offs	(674)	(1,137)	(1,080)	(2,891)

Ending balance	$13,010	$6,489	$670	$20,169

	Year Ended December 31, 2013
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total

Beginning balance	$17,259	$7,906	$597	$25,762
Provision for loan losses charged to operations	5,643	1,364	905	7,912
Loans charged off	(7,743)	(3,115)	(1,669)	(12,527)
Recoveries credited to allowance	931	442	802	2,175

Net charge-offs	(6,812)	(2,673)	(867)	(10,352)

Ending balance	$16,090	$6,597	$635	$23,322

The following tables present the components of the activity in the allowance for loan losses for PCI loans, by loan segment, in the periods indicated:

	Year Ended December 31, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total

Beginning balance	$37	$21	$—	$58
(Recovery of) provision for PCI loan losses	(37)	33	—	(4)
Benefit attributable to FDIC indemnification asset	29	—	—	29

(Recovery of) provision for loan losses charged to operations	(8)	33	—	25
Recovery of loan losses recorded through the FDIC indemnification asset	(29)	—	—	(29)

Ending balance	$—	$54	$—	$54

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Year Ended December 31, 2014
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total

Beginning balance	$77	$678	$—	$755
Recovery of PCI loan losses	(40)	(657)	—	(697)
Benefit attributable to FDIC indemnification asset	26	396	—	422

Recovery of loan losses charged to operations	(14)	(261)	—	(275)
Recovery of loan losses recorded through the FDIC indemnification asset	(26)	(396)	—	(422)

Ending balance	$37	$21	$—	$58

	Year Ended December 31, 2013
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total

Beginning balance	$8	$—	$—	$8
Provision for PCI loan losses	69	678	—	747
Benefit attributable to FDIC indemnification asset	(55)	(396)	—	(451)

Recovery of loan losses charged to operations	14	282	—	296
Provision for loan losses recorded through the FDIC indemnification asset	55	396	—	451

Ending balance	$77	$678	$—	$755

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the Company’s allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$53,437	$1,119
Commercial and industrial	—	—	89,885	504
Multi-family residential	—	—	95,486	1,535
Single family non-owner occupied	1,401	124	147,209	3,245
Non-farm, non-residential	14,094	1,568	478,839	4,825
Agricultural	—	—	2,945	22
Farmland	—	—	28,183	190

Total commercial loans	15,495	1,692	895,984	11,440
Consumer real estate loans
Home equity lines	—	—	126,691	1,091
Single family owner occupied	6,874	672	495,761	4,297
Owner occupied construction	349	7	43,323	290

Total consumer real estate loans	7,223	679	665,775	5,678
Consumer and other loans
Consumer loans	—	—	72,084	690
Other	—	—	7,338	—

Total consumer and other loans	—	—	79,422	690

Total loans, excluding PCI loans	$22,718	$2,371	$1,641,181	$17,808

	December 31, 2014
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$51,608	$1,151
Commercial and industrial	—	—	85,353	690
Multi-family residential	—	—	98,880	1,917
Single family non-owner occupied	833	45	135,223	3,183
Non-farm, non-residential	9,477	1,000	475,353	4,805
Agricultural	—	—	1,642	13
Farmland	—	—	30,233	206

Total commercial loans	10,310	1,045	878,292	11,965
Consumer real estate loans
Home equity lines	—	—	134,006	1,330
Single family owner occupied	5,738	437	489,820	4,498
Owner occupied construction	—	—	32,983	224

Total consumer real estate loans	5,738	437	656,809	6,052
Consumer and other loans
Consumer loans	—	—	69,429	670
Other	—	—	6,555	—

Total consumer and other loans	—	—	75,984	670

Total loans, excluding PCI loans	$16,048	$1,482	$1,611,085	$18,687

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the Company’s allowance for loan losses related to PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31,
	2015		2014
(Amounts in thousands)	Loan Pools With Impairment	Allowance for Loans Pools With Impairment	Loan Pools With Impairment	Allowance for Loans Pools With Impairment
Commercial loans
Waccamaw commercial	$3,788	$—	$13,392	$37
Waccamaw lines of credit	—	—	461	—
Peoples commercial	5,525	—	5,875	—
Other	1,254	—	1,358	—

Total commercial loans	10,567	—	21,086	37
Consumer real estate loans
Waccamaw serviced home equity lines	29,241	—	37,342	—
Waccamaw residential	1,678	1	2,638	—
Peoples residential	1,156	53	1,215	21

Total consumer real estate loans	32,075	54	41,195	21
Consumer and other loans
Waccamaw consumer (1)	—	—	2	—

Total loans	$42,642	$54	$62,283	$58

(1)	Closed during the first quarter of 2015.

Note 7.	FDIC Indemnification Asset

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

	Year Ended December 31,
(Amounts in thousands)	2015	2014
Beginning balance	$27,900	$34,691
(Decrease) increase in estimated losses on covered loans	(28)	(422)
Increase in estimated losses on covered OREO	1,489	1,851
Reimbursable expenses from the FDIC	545	527
Net amortization	(6,379)	(3,979)
Reimbursements from the FDIC	(2,683)	(4,768)

Ending balance	$20,844	$27,900

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 8.	Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
(Amounts in thousands)	2015	2014
Land	$19,155	$19,166
Buildings and leasehold improvements	50,776	50,729
Equipment	36,709	38,103

	106,640	107,998
Accumulated depreciation and amortization	53,884	52,154

Total premises and equipment, net	$52,756	$55,844

Certain long-term investments in land and buildings were evaluated for impairment resulting in write-downs totaling $259 thousand in 2015 and $935 thousand in 2014. Depreciation and amortization expense was $4.14 million in 2015, $4.41 million in 2014, and $4.67 million in 2013.

Leases

The Company enters into various noncancelable operating leases. The following schedule presents future minimum lease payments required under noncancelable operating leases, with initial or remaining terms in excess of one year, by year, as of December 31, 2015:

(Amounts in thousands)
2016	$733
2017	591
2018	528
2019	376
2020	210
2021 and thereafter	887

$3,325

Lease expense was $862 thousand in 2015, $1.06 million in 2014, and $1.18 million in 2013. Certain portions of the Company’s leases have been sublet to third parties for properties not currently being used by the Company. Future minimum lease payments to be received under noncancelable subleases totaled $5 thousand as of December 31, 2015.

Note 9.	Goodwill and Other Intangible Assets

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is allocated to the appropriate reporting unit when acquired, if applicable. The estimated future value of the cash consideration is recognized as goodwill at the acquisition date. The Company analyzed the carrying value of goodwill as of October 31, 2015, and determined that no impairment charge was necessary.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the activity in goodwill, by reporting unit, in the periods indicated:

(Amounts in thousands)	Community Banking	Insurance Services	Total
Beginning balance, January 1, 2015	$91,455	$9,267	$100,722
Acquisitions and dispositions, net	—	(324)	(324)
Cash consideration paid	—	88	88

Ending balance, December 31, 2015	$91,455	$9,031	$100,486

Beginning balance, January 1, 2014	$96,541	$8,914	$105,455
Acquisitions and dispositions, net	(6,454)	—	(6,454)
Cash consideration paid	1,368	353	1,721

Ending balance, December 31, 2014	$91,455	$9,267	$100,722

Beginning balance, January 1, 2013	$96,717	$8,149	$104,866
Acquisitions and dispositions, net	(176)	324	148
Cash consideration paid	—	441	441

Ending balance, December 31, 2013	$96,541	$8,914	$105,455

Other Intangible Assets

The Company’s intangible assets also include core deposit and other identifiable intangible assets. Core deposit intangible assets are amortized over their estimated useful lives that range from 7 to 11 years. As of December 31, 2015, the remaining lives of core deposit intangible assets ranged from 8 months to 10 years, and the weighted average remaining life was 9 years. Other identifiable intangible assets are amortized using the straight-line method and consist primarily of the value assigned to contractual rights arising from insurance agency acquisitions. The following table presents the components of other intangible assets, by reporting unit, as of the dates indicated:

	December 31,
	2015			2014
(Amounts in thousands)	Community Banking	Insurance Services	Total	Community Banking	Insurance Services	Total
Core deposit intangibles	$12,282	$—	$12,282	$12,282	$—	$12,282
Accumulated amortization	(7,958)	—	(7,958)	(7,148)	—	(7,148)

Core deposit intangibles, net	4,324	—	4,324	5,134	—	5,134
Other identifiable intangibles	535	3,711	4,246	535	3,711	4,246
Accumulated amortization	(464)	(2,863)	(3,327)	(437)	(2,522)	(2,959)

Other identifiable intangibles, net	71	848	919	98	1,189	1,287

Total other intangible assets, net	$4,395	$848	$5,243	$5,232	$1,189	$6,421

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amortization expense for other intangible assets was $1.12 million in 2015, $787 thousand in 2014, and $729 thousand in 2013. The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2015:

(Amounts in thousands)
2016	$1,034
2017	821
2018	624
2019	438
2020	438
2021 and thereafter	1,845

$5,200

Note 10.	Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
(Amounts in thousands)	2015	2014
Noninterest-bearing demand deposits	$451,511	$417,729
Interest-bearing deposits:
Interest-bearing demand deposits	347,705	353,874
Money market accounts	213,982	225,196
Savings deposits	316,603	300,282
Certificates of deposit	408,519	557,352
Individual retirement accounts	134,939	146,326

Total interest-bearing deposits	1,421,748	1,583,030

Total deposits	$1,873,259	$2,000,759

The following schedule presents the contractual maturities of time deposits as of December 31, 2015:

(Amounts in thousands)
2016	$286,687
2017	77,117
2018	61,662
2019	45,874
2020	69,796
2021 and thereafter	2,322

$543,458

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Time deposits of $250 thousand or more totaled $41.35 million as of December 31, 2015, and $60.27 million as of December 31, 2014. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2015:

(Amounts in thousands)
Three months or less	$6,813
Over three through six months	4,700
Over six through twelve months	7,401
Over twelve months	22,433

$41,347

Note 11.	Borrowings

Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements, which are typically collateralized with agency MBS. Long-term borrowings consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations. The following table presents the composition of borrowings as of the dates indicated:

	December 31,
	2015		2014
(Amounts in thousands)	Balance	Weighted Average Rate (1)	Balance	Weighted Average Rate(1)
Federal funds purchased	$—	—	$—	—
Securities sold under agreements to repurchase:
Retail	88,614	0.10%	71,742	0.13%
Wholesale	50,000	3.71%	50,000	3.71%

Total securities sold under agreements to repurchase	138,614		121,742
FHLB borrowings	65,000	4.03%	90,000	4.07%
Subordinated debt	15,464		15,464
Other debt	292		2,535

Total borrowings	$219,370		$229,741

(1)	Weighted average contractual rate

The following schedule presents the remaining contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2015:

(Amounts in thousands)	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
U.S. Agency securities	$71,588	$—	$—	$—	$71,588
Municipal securities	—	—	—	1,047	1,047
Mortgage-backed Agency securities	15,016	202	—	50,761	65,979

Total	$86,604	$202	$—	$51,808	$138,614

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule presents the contractual maturities of wholesale repurchase agreements and FHLB borrowings, by year, as of December 31, 2015:

(Amounts in thousands)	Wholesale Repurchase Agreements	FHLB Borrowings	Total
2016	$25,000	$—	$25,000
2017	—	15,000	15,000
2018	—	—	—
2019	25,000	—	25,000
2020	—	—	—
2021 and thereafter	—	50,000	50,000

	$50,000	$65,000	$115,000

Weighted average maturity (in years)	2.08	4.17	3.26

The counterparties to the repurchase agreements may call those borrowings, which could substantially shorten the lives of the borrowings. Prepayment, or unwind, of a repurchase agreement may result in substantial penalties based on market conditions.

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company prepaid $25 million of a FHLB convertible advance bearing an interest rate of 4.15% that was scheduled to mature in 2017 during the second quarter of 2015. The prepayment penalty associated with the $25 million FHLB debt repayment totaled $1.70 million.

The Company is required to pledge qualifying collateral to secure FHLB advances and letters of credit. As of December 31, 2015, the Company provided for FHLB letters of credit to collateralize public unit deposits totaling $22.69 million. FHLB borrowings were secured by qualifying loans that totaled $874.68 million as of December 31, 2015. Unused borrowing capacity with the FHLB, net of FHLB letters of credit, totaled $403.10 million as of December 31, 2015.

Subordinated debt consists of Company-issued junior subordinated debentures (“Debentures”). The Company-issued Debentures totaling $15.46 million to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are currently callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of December 31, 2015, and December 31, 2014.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. As of December 31, 2015, there was no outstanding balance on the line compared to an outstanding balance of $2.00 million as of December 31, 2014.

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

As of December 31, 2015, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

Interest rate lock commitments (“IRLCs”) and forward sale loan commitments. In the normal course of business, the Company may enter into IRLCs with customers on mortgage loans intended to be sold in the secondary market and commitments to sell those originated mortgage loans. The Company enters into IRLCs to provide potential borrowers an interest rate guarantee. Once a mortgage loan is closed and funded, it is included within loans held for sale and awaits sale and delivery into the secondary market. From the date we issue the commitment through the date of sale into the secondary market, the Company has exposure to interest rate movement resulting from the risk that interest rates will change from the rate quoted to the borrower. Due to these interest rate fluctuations, the Company’s balance of mortgage loans held for sale is subject to changes in fair value. Typically, the fair value of these loans declines when interest rates rise and increase when interest rates decline. The fair values of the Company’s IRLCs and forward sale loan commitments are recorded at fair value as a component of other assets and other liabilities in the consolidated balance sheets. These derivatives do not qualify as hedging instruments; therefore, changes in fair value are recorded in earnings.

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

The Company entered into a fourteen-year, $1.20 million notional interest rate swap agreement in March 2015, a fifteen-year, $4.37 million notional interest rate swap agreement in February 2014, and a ten-year, $3.50 million notional interest rate swap agreement in October 2013. The loan hedged by the October 2013 swap paid off in 2014 and the swap was terminated. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of December 31, 2015.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the aggregate contractual or notional amounts and the fair values of the Company’s derivative instruments as of the dates indicated:

	December 31,
	2015			2014
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges:
Interest rate swaps	$5,335	$—	$251	$4,363	$—	$209
Derivatives not designated as hedges:
IRLCs	—	—	—	1,391	5	—
Forward sale loan commitments	—	—	—	3,183	—	5

Total derivatives not designated as hedges	—	—	—	4,574	5	5

Total derivatives	$5,335	$—	$251	$8,937	$5	$214

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the statement of income in the periods indicated:

		Year Ended December 31,
(Amounts in thousands)	Income Statement Location	2015	2014	2013
Derivatives designated as hedges:
Interest rate swaps	Other income	$—	$—	$—
Derivatives not designated as hedges:
IRLCs	Other income	—	—	(169)
Forward sale loan commitments	Other income	—	—	41

Total derivatives not designated as hedges		—	—	(128)

Total derivatives		$—	$—	$(128)

Note 13.	Employee Benefit Plans

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”). Coverage under the plan is provided to all employees who meet minimum eligibility requirements. The KSOP held 428,785 shares of the Company’s common stock as of December 31, 2015, 457,765 shares as of December 31, 2014, and 499,075 shares as of December 31, 2013.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Employee Savings Plan

The Company provides a 401(k) savings feature within the KSOP. The Company makes matching contributions to employee deferrals at levels determined by the Board of Directors annually. Matching contributions are made in the first quarter following each plan year, and employees must be employed on the last day of the plan year to be eligible to receive the matching contribution. The cost of the Company’s matching contributions to qualified deferrals under the 401(k) savings component of the KSOP was $1.53 million in 2015, $1.58 million in 2014, and $1.61 million in 2013. Matching contributions for 2015 were made in cash and the Company’s common stock and matching contributions for 2014 and 2013 were made in cash.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2015, stop-loss insurance coverage generally limited the Company’s risk of loss to $125 thousand for individual claims and $4.08 million aggregate claims. Expenses related to the health plan were $3.06 million in 2015, $2.88 million in 2014, and $3.02 million in 2013.

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. Accrued benefits totaled $458 thousand as of December 31, 2015, and $451 thousand as of December 31, 2014, which are based on the present values of expected payments and estimated life expectancies. Expenses related to the deferred compensation plan were $60 thousand in each of the three years ended December 31, 2015.

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

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Service cost	$133	$106	$135
Interest cost	281	290	246
Amortization of losses	7	—	49
Amortization of prior service cost	187	187	187

Net periodic cost	$608	$583	$617

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The actuarial benefit plan obligation was $7.08 million as of December 31, 2015, and $6.63 million as of December 31, 2014. The obligation as of December 31, 2015, included a $111 thousand actuarial loss. The assumed discount rate was increased to 4.62% as of December 31, 2015, compared to 4.41% as of December 31, 2014. The following schedule presents the projected benefit payments to be paid under the SERP, by year, as of December 31, 2015:

(Amounts in thousands)
2016	$249
2017	352
2018	352
2019	350
2020	374
2021 through 2025	2,118

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

The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Service cost	$47	$22	$26
Interest cost	53	46	41
Amortization of losses	60	—	1
Amortization of prior service cost	72	73	90

Net periodic cost	$232	$141	$158

The actuarial benefit plan obligation was $1.31 million as of December 31, 2015, and $997 thousand as of December 31, 2014. The assumed discount rate increased to 4.62% as of December 31, 2015, compared to 4.41% as of December 31, 2014. The following schedule presents the projected benefit payments to be paid under the Directors’ Plan, by year, as of December 31, 2015:

(Amounts in thousands)
2016	$84
2017	110
2018	108
2019	106
2020	149
2021 through 2025	702

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 14.	Equity-Based Compensation

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2015, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms.

The 2012 Plan made available a total of 600,000 shares for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Options granted under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Pre-tax compensation expense	$93	$349	$574
Excess tax benefit	8	5	9

Stock Options

The Company uses the Black-Scholes valuation model to estimate the fair value of stock options at the grant date. The model incorporates the following assumptions: the expected volatility is based on the weekly historical volatility of the Company’s common stock price over the expected term of the option; the expected term is generally calculated using the shortcut method; the risk-free interest rate is based on the Treasury yield curve on the grant date with a term comparable to the grant; and the dividend yield is based on the Company’s dividend yield using the most recent dividend rate paid per share and trading price of the Company’s common stock. There were no stock options granted in 2015, 2014, or 2013.

The following table presents stock option activity under the equity-based compensation plans in the period indicated:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2015	326,022	$20.54
Granted	—	—
Exercised	4,323	12.64
Canceled	85,295	21.98

Outstanding, December 31, 2015	236,404	$20.17	5.5	$707

Exercisable, December 31, 2015	236,404	$20.17	5.5	$707

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The aggregate intrinsic value of options exercised was $20 thousand in 2015, $13 thousand in 2014, and $22 thousand in 2013. As of December 31, 2015, there was no unrecognized compensation expense related to nonvested stock options. The actual compensation cost recognized will differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

Restricted stock awards represent shares issued upon grant that are restricted. The fair value of restricted stock awards is calculated using the Company’s common stock price on the grant date. The following table presents restricted stock activity under the equity-based compensation plans in the period indicated:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2015	900	$16.24
Granted	9,654	16.90
Vested	(5,227)	16.84
Canceled	—	—

Nonvested, December 31, 2015	5,327	$16.85

As of December 31, 2015, unrecognized compensation cost related to nonvested restricted stock awards was $54 thousand with an expected weighted average recognition period of 0.56 years. The actual compensation cost recognized will differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

Performance Stock Awards

Performance stock awards represent shares potentially issuable in the future. The fair values of performance stock awards are calculated using the Company’s stock price on the grant date. The following table presents performance stock activity under the 2012 Plan in the period indicated:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2015	22,902	$15.79
Granted	—	—
Vested	(12,906)	15.77
Canceled	(148)	15.56

Nonvested, December 31, 2015	9,848	$15.83

As of December 31, 2015, there was no unrecognized compensation cost related to nonvested performance stock awards. The actual compensation cost recognized will differ from this estimate due to various items, including new awards granted, changes in estimated forfeitures, and resolution of performance contingencies.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 15.	Other Operating Income and Expense

The following table presents the components of other operating income and expense in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Other operating income
Increase in cash value of bank owned life insurance	$1,690	$1,304	$1,162
Other (1)	2,439	3,051	4,073

Total other operating income	$4,129	$4,355	$5,235

Other operating expense
Service fees	$3,401	$3,856	$3,157
OREO expense and net loss	2,438	2,094	2,037
ATM processing expenses	2,407	2,102	1,605
Telephone and data communications	1,595	1,715	1,707
Advertising and public relations	1,309	1,001	1,686
Professional fees	1,272	1,436	2,564
Office supplies	1,228	1,514	1,472
Premises and equipment write-downs	259	935	1,520
Other (1)	7,202	7,589	7,500

Total other operating expense	$21,111	$22,242	$23,248

(1)	Other components of other operating income or expense that do not exceed 1% of total income.

Note 16.	Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of income tax expense in the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Current tax expense (benefit):
Federal	$(254)	$7,234	$12,819
State	581	1,325	1,743

Total current tax expense	327	8,559	14,562
Deferred tax expense (benefit):
Federal	10,034	2,971	(3,136)
State	1,020	794	(518)

Total deferred tax expense (benefit)	11,054	3,765	(3,654)

Total income tax expense	$11,381	$12,324	$10,908

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$7,741	$7,519
Unrealized losses on available-for-sale securities	2,331	2,560
Unrealized asset losses	1,511	4,477
Purchase accounting	5,014	5,343
FDIC assisted transactions	6,551	6,582
Intangible assets	4,082	7,584
Deferred compensation assets	4,529	4,421
Other deferred tax assets	2,578	6,427

Total deferred tax assets	34,337	44,913

Deferred tax liabilities:
FDIC indemnification asset	13,162	12,548
Fixed assets	2,658	2,453
Odd days interest deferral	1,975	2,007
Other	347	442

Total deferred tax liabilities	18,142	17,450

Net deferred tax asset	$16,195	$27,463

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

	Year Ended December 31,
(Amounts in thousands)	2015	2014	2013
Federal statutory tax rate	35.00%	35.00%	35.00%
(Reduction) increase resulting from:
Tax-exempt interest	(4.07)	(4.35)	(5.14)
State income taxes, net of federal benefit	1.78	2.66	2.35
Bank owned life insurance	(1.92)	(1.47)	(1.48)
Other, net	0.89	0.75	1.15

Effective tax rate	31.68%	32.59%	31.88%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 17.	Accumulated Other Comprehensive Income

The following table presents the activity in AOCI, net of tax, by component for the periods indicated:

(Amounts in thousands)	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plan	Total
Beginning balance, January 1, 2015	$(4,266)	$(1,339)	$(5,605)
Other comprehensive gain before reclassifications	291	180	471
Reclassified from AOCI	90	(203)	(113)

Net comprehensive gain (loss)	381	(23)	358

Ending balance, December 31, 2015	$(3,885)	$(1,362)	$(5,247)

Beginning balance, January 1, 2014	$(13,640)	$(1,100)	$(14,740)
Other comprehensive gain (loss) before reclassifications	10,697	(77)	10,620
Reclassified from AOCI	(1,323)	(162)	(1,485)

Net comprehensive gain (loss)	9,374	(239)	9,135

Ending balance, December 31, 2014	$(4,266)	$(1,339)	$(5,605)

Beginning balance, January 1, 2013	$(283)	$(1,542)	$(1,825)
Other comprehensive (loss) gain before reclassifications	(13,406)	647	(12,759)
Reclassified from AOCI	49	(205)	(156)

Net comprehensive (loss) gain	(13,357)	442	(12,915)

Ending balance, December 31, 2013	$(13,640)	$(1,100)	$(14,740)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Year Ended December 31,			Income Statement Line Item Affected
(Amounts in thousands)	2015	2014	2013
Available-for-sale securities
Gains (losses) realized in net income	$144	$(1,385)	$399	Net gain (loss) on sale of securities
Credit-related OTTI recognized in net income	—	(737)	(320)	Net impairment losses recognized in earnings

	144	(2,122)	79	Income before taxes
Income tax effect	54	(799)	30	Income tax expense (benefit)

	90	(1,323)	49	Net income
Employee benefit plans
Amortization of prior service cost	(260)	(260)	(277)	(1)
Amortization of losses	(66)	—	(50)	(1)

	(326)	(260)	(327)	Income before taxes
Income tax effect	(123)	(98)	(122)	Income tax expense (benefit)

	(203)	(162)	(205)	Net income

Reclassified from AOCI, net of tax	$(113)	$(1,485)	$(156)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 13, “Employee Benefit Plans.”

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 18.	Fair Value

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2015
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$30,702	$—	$30,702	$—
Municipal securities	128,678	—	128,678	—
Single issue trust preferred securities	47,832	—	47,832	—
Corporate securities	70,333	—	70,333	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	83,556	—	83,556	—
Equity securities	72	54	18	—

Total available-for-sale securities	$366,173	$54	$366,119	$—

Fair value loans	$4,886	$—	$4,886	$—

Deferred compensation assets	$3,464	$3,464	$—	$—

Deferred compensation liabilities	$3,464	$3,464	$—	$—

Derivative liabilities
Interest rate swaps	$251	$—	$251	$—

Total derivative liabilities	$251	$—	$251	$—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	December 31, 2014
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities:
U.S. Agency securities	$33,598	$—	$33,598	$—
Municipal securities	138,915	—	138,915	—
Single issue trust preferred securities	46,137	—	46,137	—
Corporate securities	5,109	—	5,109	—
Agency MBS	102,119	—	102,119	—
Equity securities	239	221	18	—

Total available-for-sale securities	$326,117	$221	$325,896	$—

Fair value loans	$3,406	$—	$3,406	$—

Deferred compensation assets	$3,380	$3,380	$—	$—

Derivative assets
Forward sale loan commitments	$5	$—	$5	$—

Total derivative assets	$5	$—	$5	$—

Deferred compensation liabilities	$3,380	$3,380	$—	$—

Derivative liabilities
Interest rate swaps	$209	$—	$209	$—
IRLCs	5	—	5	—

Total derivative liabilities	$214	$—	$214	$—

There were no changes in valuation techniques during the years ended December 31, 2015 or 2014. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2015 or 2014.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	December 31, 2015
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$9,164	—	—	$9,164
OREO, not covered by loss share agreements	4,819	—	—	4,819
OREO, covered by loss share agreements	4,034	—	—	4,034

	December 31, 2014
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Impaired loans not covered by loss share agreements	$4,999	—	—	$4,999
OREO, not covered by loss share agreements	5,462	—	—	5,462
OREO, covered by loss share agreements	5,247	—	—	5,247

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation Technique	Unobservable Input		Range (Weighted Average)
				December 31, 2015	December 31, 2014
Impaired loans	Discounted appraisals (1)	Appraisal adjustments	(2)	1% to 39% (21%)	1% to 33% (22%)
OREO, not covered	Discounted appraisals (1)	Appraisal adjustments	(2)	1% to 100% (33%)	10% to 47% (26%)
OREO, covered	Discounted appraisals (1)	Appraisal adjustments	(2)	21% to 65% (46%)	10% to 52% (44%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tables present the carrying amount and fair value of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2015
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51,787	$51,787	$51,787	$—	$—
Available-for-sale securities	366,173	366,173	54	366,119	—
Held-to-maturity securities	72,541	72,490	—	72,490	—
Loans held for sale	—	—	—	—	—
Loans held for investment less allowance	1,686,308	1,685,061	—	5,137	1,679,924
FDIC indemnification asset	20,844	10,753	—	—	10,753
Accrued interest receivable	6,007	6,007	—	6,007	—
Derivative financial assets	—	—	—	—	—
Deferred compensation assets	3,464	3,464	3,464	—	—
Liabilities
Demand deposits	$451,511	$451,511	$—	$451,511	$—
Interest-bearing demand deposits	347,705	347,705	—	347,705	—
Savings deposits	530,585	530,585	—	530,585	—
Time deposits	543,458	541,059	—	541,059	—
Securities sold under agreements to repurchase	138,614	140,880	—	140,880	—
Accrued interest payable	1,260	1,260	—	1,260	—
FHLB and other borrowings	80,756	85,774	—	85,774	—
Derivative financial liabilities	251	251	—	251	—
Deferred compensation liabilities	3,464	3,464	3,464	—	—

	December 31, 2014
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$237,660	$237,660	$237,660	$—	$—
Available-for-sale securities	326,117	326,117	221	325,896	—
Held-to-maturity securities	57,948	57,889	—	57,889	—
Loans held for sale	1,792	1,790	—	1,790	—
Loans held for investment less allowance	1,669,189	1,738,553	—	3,406	1,735,147
FDIC indemnification asset	27,900	18,040	—	—	18,040
Accrued interest receivable	6,315	6,315	—	6,315	—
Derivative financial assets	5	5	—	5	—
Deferred compensation assets	3,380	3,380	3,380	—	—
Liabilities
Demand deposits	$417,729	$417,729	$—	$417,729	$—
Interest-bearing demand deposits	353,874	353,874	—	353,874	—
Savings deposits	525,478	525,478	—	525,478	—
Time deposits	703,678	704,590	—	704,590	—
Securities sold under agreements to repurchase	121,742	123,114	—	123,114	—
Accrued interest payable	1,668	1,668	—	1,668	—
FHLB and other borrowings	107,999	116,599	—	116,599	—
Derivative financial liabilities	214	214	—	214	—
Deferred compensation liabilities	3,380	3,380	3,380	—	—

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 19.	Related Party Transactions

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

(Amounts in thousands)	Deposits	Loans
Beginning balance, January 1, 2015	$3,820	$22,826
Increase in accounts, including new accounts	4,084	1,066
Decrease in accounts, including closed accounts	(1,356)	(2,006)

Net change	2,728	(940)

Ending balance, December 31, 2015	$6,548	$21,886

Beginning balance, January 1, 2014	$2,922	$17,181
Increase in accounts, including new accounts	1,321	6,123
Decrease in accounts, including closed accounts	(423)	(478)

Net change	898	5,645

Ending balance, December 31, 2014	$3,820	$22,826

Beginning balance, January 1, 2013	$2,589	$16,617
Increase in accounts, including new accounts	907	2,037
Decrease in accounts, including closed accounts	(574)	(1,473)

Net change	333	564

Ending balance, December 31, 2013	$2,922	$17,181

Changes in the composition of the Company’s subsidiary board members and executive officers resulted in a net decrease in deposits of $420 thousand in 2015 compared to a net increase of $481 thousand in 2014 and $103 thousand in 2013. Changes in the composition of the Company’s subsidiary board members and executive officers resulted in no change to loans in 2015 compared to a net increase of $5.47 million in 2014 and a net decrease in loans of $613 thousand in 2013.

The Company’s other operating expense includes certain expenses associated with related parties. Legal fees paid to related parties totaled $88 thousand in 2015, $27 thousand in 2014, and $57 thousand in 2013. Lease expense paid to related parties totaled $95 thousand in 2015, $92 thousand in 2014, and $134 thousand in 2013. Other expense paid to related parties totaled $21 thousand in 2015.

Note 20.	Litigation, Commitments, and Contingencies

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	December 31,
(Amounts in thousands)	2015	2014
Commitments to extend credit	$235,302	$236,471
Commitments related to secondary market mortgage loans	—	1,391
Standby letters of credit and financial guarantees	7,765	3,581

Total off-balance sheet risk	$243,067	$241,443

Reserve for unfunded commitments	$326	$326

The Company provided for letters of credit with the FHLB totaling $22.69 million as of December 31, 2015, and $6.18 million as of December 31, 2014. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

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

The Company and the Bank are subject to various regulatory capital requirements administered by state and federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s consolidated financial statements. Under the capital adequacy guidelines and the regulatory framework for prompt corrective action, which applies only to the Bank, the Bank must meet specific capital guidelines that involve quantitative measures of the entity’s balance sheet assets and off-balance sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. Quantitative measures established by the Basel III Capital Rules to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios of common equity Tier 1 capital, total capital, and Tier 1 capital, as defined in the regulations, to risk-weighted assets, as defined, and of Tier 1 capital to adjusted quarterly average assets, as defined.

The following table presents actual and required capital ratios as of December 31, 2015, under the Basel III Capital Rules. The minimum required capital amounts presented include the minimum capital levels as of December 31, 2015, based on the phase-in provisions of the Basel III Capital Rules and the minimum required capital levels as of January 1, 2019, when the Basel III Capital Rules are fully phased in. A detailed description of the Basel III Capital Rules is included in Item 1, “Capital Adequacy Requirements” in Part I of this report.

	December 31, 2015
	Actual		Minimum Capital Required-Basel III Phase-In Schedule		Minimum Capital Required-Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Action Provisions
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Common Equity Tier 1 Ratio
First Community Bancshares, Inc.	$246,237	14.54%	$76,196	4.50%	$118,527	7.00%	NA	NA
First Community Bank	228,669	13.60%	75,682	4.50%	117,728	7.00%	109,319	6.50%
Total Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	269,998	15.95%	135,459	8.00%	177,791	10.50%	NA	NA
First Community Bank	249,228	14.82%	134,546	8.00%	176,592	10.50%	168,183	10.00%
Tier 1 Capital to Risk-Weighted Assets
First Community Bancshares, Inc.	249,436	14.73%	101,595	6.00%	143,926	8.50%	NA	NA
First Community Bank	228,669	13.60%	100,910	6.00%	142,955	8.50%	134,546	8.00%
Tier 1 Capital to Average Assets (Leverage)
First Community Bancshares, Inc.	249,436	10.62%	93,935	4.00%	93,935	4.00%	NA	NA
First Community Bank	228,669	9.77%	93,616	4.00%	93,616	4.00%	117,020	5.00%

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents the Company’s and the Bank’s actual and required capital ratios as of December 31, 2014, under the regulatory capital rules then in effect.

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

As of December 31, 2015, the Company and the Bank continued to meet all capital adequacy requirements. As of December 31, 2015, the most recent notifications from regulators continued to categorize the Bank as well capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2015.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 22.	Parent Company Financial Information

The following tables present condensed financial information for the parent company as of the dates and in the periods indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2015	2014
Assets
Cash and due from banks	$8,367	$21,646
Securities available for sale	8,459	8,172
Investment in subsidiary	336,311	334,155
Other assets	5,489	5,100

Total assets	$358,626	$369,073

Liabilities
Other borrowings	$145	$2,235
Subordinated debt	15,464	15,464

Total liabilities	15,609	17,699
Stockholders’ Equity
Preferred stock	—	15,151
Common stock	21,382	20,500
Additional paid-in capital	227,692	215,873
Retained earnings	154,550	140,014
Treasury stock	(56,457)	(35,751)
Accumulated other comprehensive loss	(4,150)	(4,413)

Total stockholders’ equity	343,017	351,374

Total liabilities and stockholders’ equity	$358,626	$369,073

	CONDENSED STATEMENTS OF INCOME
	Years Ended December 31,
(Amounts in thousands)	2015	2014	2013
Cash dividends received from subsidiary bank	$22,970	$14,148	$43,900
Other income	1,039	515	726
Operating expense	(2,080)	(1,793)	(1,647)
Income tax expense	616	511	368
Equity in undistributed earnings of subsidiary	1,995	12,109	(20,035)

Net income	24,540	25,490	23,312
Dividends on preferred stock	105	910	1,024

Net income available to common shareholders	$24,435	$24,580	$22,288

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	CONDENSED STATEMENTS OF CASH FLOWS
	Years Ended December 31,
(Amounts in thousands)	2015	2014	2013
Operating activities
Net income	$24,540	$25,490	$23,312
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,995)	(12,109)	20,035
(Gain) loss on sale of securities	(38)	2	(193)
Decrease (increase) in other assets	1,104	4,624	(5,293)
(Decrease) increase in other liabilities	(1,773)	(347)	333
Decrease (increase) in other operating activities	43	(65)	(106)

Net cash provided by operating activities	21,881	17,595	38,088
Investing activities
Proceeds from sales of securities available-for-sale	199	5,030	3,380
Payments to acquire securities available-for-sale	—	—	(5,000)
Investment in subsidiary	—	(2,000)	—

Net cash provided by (used in) investing activities	199	3,030	(1,620)
Financing activities
(Repayments of) proceeds from other borrowings	(2,000)	2,000	—
Redemption of preferred stock	(2,367)	—	—
Proceeds from stock options exercised	264	89	789
Payments for repurchase of treasury stock	(21,525)	(2,168)	(28,421)
Payments of common dividends	(9,994)	(9,200)	(9,476)
Payments of preferred dividends	(219)	(910)	(992)
Proceeds from other financing activities	482	338	28

Net cash used in financing activities	(35,359)	(9,851)	(38,072)

Net (decrease) increase in cash and cash equivalents	(13,279)	10,774	(1,604)
Cash and cash equivalents at beginning of year	21,646	10,872	12,476

Cash and cash equivalents at end of year	$8,367	$21,646	$10,872

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 23.	Quarterly Financial Data (Unaudited)

The following tables present selected financial data by quarter for the periods indicated:

	Year Ended December 31, 2015
(Amounts in thousands, except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$24,098	$23,979	$24,348	$23,677
Interest expense	3,259	2,909	2,679	2,502

Net interest income	20,839	21,070	21,669	21,175
Provision for loan losses	1,100	276	381	434

Net interest income after provision for loan losses	19,739	20,794	21,288	20,741
Other income, excluding net (loss) gain on sale of securities	6,859	7,924	7,113	7,490
Net (loss) gain on sale of securities	(23)	213	(39)	(7)
Total noninterest expense	17,780	20,289	19,019	19,083

Income before income taxes	8,795	8,642	9,343	9,141
Income tax	2,837	2,467	3,084	2,993

Net income	5,958	6,175	6,259	6,148
Dividends on preferred stock	105	—	—	—

Net income available to common shareholders	$5,853	$6,175	$6,259	$6,148

Basic earnings per common share	$0.31	$0.33	$0.34	$0.34
Diluted earnings per common share	0.31	0.33	0.34	0.34
Dividend per common share	0.13	0.13	0.14	0.14
Weighted average basic shares outstanding	18,633,574	18,831,742	18,470,348	18,193,824
Weighted average diluted shares outstanding	19,344,443	18,860,119	18,500,975	18,226,719

	Year Ended December 31, 2014
(Amounts in thousands, except share and per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Interest income	$26,083	$26,093	$25,751	$28,181
Interest expense	4,058	4,025	3,736	3,471

Net interest income	22,025	22,068	22,015	24,710
Provision for (recovery of) loan losses	1,793	1,279	(2,439)	(488)

Net interest income after provision for loan losses	20,232	20,789	24,454	25,198
Other income, excluding net gain (loss) on sale of securities	7,189	7,663	7,347	9,189
Net gain (loss) on sale of securities	45	(59)	320	(1,691)
Total noninterest expense	19,180	18,163	21,469	24,050

Income before income taxes	8,286	10,230	10,652	8,646
Income tax	2,561	3,223	3,609	2,931

Net income	5,725	7,007	7,043	5,715
Dividends on preferred stock	228	227	228	227

Net income available to common shareholders	$5,497	$6,780	$6,815	$5,488

Basic earnings per common share	$0.30	$0.37	$0.37	$0.30
Diluted earnings per common share	0.29	0.36	0.36	0.29
Dividend per common share	0.12	0.12	0.13	0.13
Weighted average basic shares outstanding	18,423,123	18,395,996	18,402,764	18,403,959
Weighted average diluted shares outstanding	19,506,647	19,457,237	19,466,126	19,482,000

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Note 24.	Subsequent Events

On March 4, 2016, the Company announced that it had entered into agreements with First Bank, North Carolina, pursuant to which the Bank is swapping a portion of its North Carolina branch network for First Bank’s Virginia branch network. Under the agreements, the Bank will acquire seven branches in southwestern Virginia with deposits totaling approximately $150 million and sell six branches in the Winston-Salem and Mooresville areas of North Carolina with deposits totaling approximately $130 million. Additionally, the swap will include up to $175 million of loans. The branch exchange is intended to complement the Bank’s 2014 acquisition of seven branches from Bank of America. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the third quarter of 2016.

- Report of Independent Registered Public Accounting Firm -

Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and Subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Community Bancshares, Inc. and its Subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 4, 2016

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2015.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 4th day of March, 2016.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

Audit Committee of the Board of Directors and the Stockholders

First Community Bancshares, Inc.

We have audited First Community Bancshares, Inc. and Subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, First Community Bancshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2015, and our report, dated March 4, 2016 expressed an unqualified opinion on those consolidated financial statements.

/s/ Dixon Hughes Goodman LLP

Charlotte, North Carolina

March 4, 2016

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2015, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2015, is included in Item 8, “Management’s Assessment of Internal Control over Financial Reporting,” of this report. Our independent auditors’ report on management’s assessment of internal controls over financial reporting as of December 31, 2015, is included in Item 8, “Report of Independent Registered Public Accounting Firm,” of this report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required in Item 10 of this report is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2016 (“2016 Annual Meeting”). The Proxy Statement will be filed with the SEC prior to the 2016 Annual Meeting. The following list provides the heading under which the required information is incorporated by reference in our Proxy Statement for the 2016 Annual Meeting:

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

Since the disclosure presented in our Proxy Statement filed with the SEC on March 17, 2015, for the Annual Meeting of Stockholders held in 2015, no material changes have been made to the procedures by which stockholders may recommend nominees to our Company’s Board of Directors.

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

David D. Brown Chief Financial Officer

BOARD OF DIRECTORS, FIRST COMMUNITY BANK

James H. Atkinson, Jr.

Retired Chief Executive Officer, Peoples Bank of Virginia

W. C. Blankenship, Jr.

Retired Agent, State Farm Insurance

Robert L. Buzzo

Retired Vice President and Secretary, First Community Bancshares, Inc.; Retired President Emeritus, First Community Bank

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

President of J. La’Verne Print Communications; Past Director, TriStone Community Bank; Executive Director: MBA Programs, Career Management & Public Relations, University of Louisville, College of Business

Richard H. Jarrell

Chick-fil-A Franchise Owner; Director, Raleigh General Hospital Board of Trustees; Director, Beckley-Raleigh County Chamber of Commerce; Director, United Way of Southwest Virginia; Director, Raleigh County Board of Education

Richard S. Johnson

Chairman, President, and CEO, The Wilton Companies; Director and Past Chairman, Economic Development Authority of the City of Richmond; Trustee Emeritus, University of Richmond

I. Norris Kantor

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

Information regarding executive compensation is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information regarding compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (1)	44,442	$17.76	513,504	(3)
Equity compensation plans not approved by security holders (2)	191,962	20.72	—

Total	236,404		513,504

(1)	Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan.
(2)	Includes the 2001 Directors’ Option Plan, 1999 Stock Option Plan, and other plans related to past business combinations. These plans are generally expired or not available to issue new options, warrants, or rights.
(3)	Shares available for future issuance are under the 2012 Omnibus Equity Compensation Plan.

Additional information regarding security ownership of certain beneficial owners and management is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information regarding certain relationships and related transactions and director independence is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting under the headings “Corporate Governance” and “Related Person Transactions.”

Item 14.	Principal Accounting Fees and Services.

Information regarding principal accounting fees and services is incorporated by reference to our Proxy Statement for the 2016 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as a Part of this Report

(1)	The following financial statements are incorporated by reference from Item 8 of this Report:

Consolidated Balance Sheets as of December 31, 2015 and 2014.

Consolidated Statements of Income for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2015, 2014, and 2013.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013.

Notes to Consolidated Financial Statements.

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements.

(2)	All schedules for which provision is made in the applicable accounting regulation of the SEC are omitted because they are not applicable or the required information is included in the consolidated financial statements or related notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (7) and Plan. (8)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (9)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (10)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (20) and Waiver Agreement. (27)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (11), Amendment #1 (12), and Amendment #2. (30)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (13)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (14)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (15)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (16)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (16)

Exhibit No.	Exhibit

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (17) and Stock Award Agreement. (18)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (29)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (19)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (21)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (22)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (23)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015. (24)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (25)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (33)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (26)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (31)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (32)

11	Statement Regarding Computation of Earnings per Share. (28)

12*	Statement Regarding Computation of Ratios.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Public Accounting Firm.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2015, and 2014; (ii) Consolidated Statements of Income for the years ended December 31, 2015, 2014, and 2013; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2015, 2014, and 2013; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 23, 2016, filed on February 25, 2016.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(8)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(9)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(10)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(12)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(13)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(14)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(15)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(17)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(18)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(19)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(20)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(21)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(22)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(24)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(26)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.

(27)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(28)	Incorporated by reference from Note 1 of the Notes to Condensed Consolidated Financial Statements included herein.
(29)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(30)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(31)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(32)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(33)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of March, 2016.

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

Signature	Title	Date

/s/ William P. Stafford, II William P. Stafford, II	Chairman and Chief Executive Officer	March 4, 2016

/s/ David D. Brown	Chief Financial Officer	March 4, 2016

David D. Brown

/s/ W.C. Blankenship, Jr.	Director	March 4, 2016

W.C. Blankenship, Jr.

/s/ C. William Davis	Director	March 4, 2016

C. William Davis

/s/ Samuel L. Elmore	Director	March 4, 2016

Samuel L. Elmore

/s/ Richard S. Johnson	Director	March 4, 2016

Richard S. Johnson

/s/ M. Adam Sarver	Director	March 4, 2016

M. Adam Sarver

/s/ William P. Stafford	Director	March 4, 2016

William P. Stafford