Form 10-Q
period 2016-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2016-05-06
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Class – Common Stock, $1.00 Par Value; 17,514,176 shares outstanding as of April 29, 2016

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended March 31, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$36,275	$37,383
Federal funds sold	2,407	13,498
Interest-bearing deposits in banks	905	906

Total cash and cash equivalents	39,587	51,787
Securities available for sale	338,469	366,173
Securities held to maturity	72,485	72,541
Loans held for investment, net of unearned income
Non-covered	1,685,891	1,623,506
Covered	76,538	83,035
Less allowance for loan losses	(20,467)	(20,233)

Loans held for investment, net	1,741,962	1,686,308
FDIC indemnification asset	18,787	20,844
Premises and equipment, net	50,799	52,756
Other real estate owned, non-covered	5,313	4,873
Other real estate owned, covered	2,279	4,034
Interest receivable	5,968	6,007
Goodwill	100,486	100,486
Other intangible assets	4,965	5,243
Other assets	89,187	91,224

Total assets	$2,470,287	$2,462,276

Liabilities
Deposits
Noninterest-bearing	$453,336	$451,511
Interest-bearing	1,421,329	1,421,748

Total deposits	1,874,665	1,873,259
Interest, taxes, and other liabilities	24,576	26,630
Federal funds purchased	18,000	—
Securities sold under agreements to repurchase	134,661	138,614
FHLB borrowings	65,000	65,000
Other borrowings	15,756	15,756

Total liabilities	2,132,658	2,119,259

Stockholders’ equity
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at both March 31, 2016, and December 31, 2015; 3,750,768 and 3,283,638 shares in treasury at March 31, 2016, and December 31, 2015, respectively	21,382	21,382
Additional paid-in capital	227,725	227,692
Retained earnings	159,223	155,647
Treasury stock, at cost	(64,968)	(56,457)
Accumulated other comprehensive loss	(5,733)	(5,247)

Total stockholders’ equity	337,629	343,017

Total liabilities and stockholders’ equity	$2,470,287	$2,462,276

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands, except share and per share data)	2016	2015
Interest income
Interest and fees on loans	$21,573	$21,914
Interest on securities — taxable	1,019	1,035
Interest on securities — tax-exempt	938	1,016
Interest on deposits in banks	20	133

Total interest income	23,550	24,098
Interest expense
Interest on deposits	1,114	1,730
Interest on short-term borrowings	516	490
Interest on long-term debt	809	1,039

Total interest expense	2,439	3,259

Net interest income	21,111	20,839
Provision for loan losses	1,187	1,100

Net interest income after provision for loan losses	19,924	19,739
Noninterest income
Wealth management	684	666
Service charges on deposits	3,291	2,903
Other service charges and fees	2,010	2,008
Insurance commissions	2,191	2,127
Net gain (loss) on sale of securities	1	(23)
Net FDIC indemnification asset amortization	(1,159)	(1,565)
Other operating income	885	720

Total noninterest income	7,903	6,836
Noninterest expense
Salaries and employee benefits	10,475	9,693
Occupancy expense	1,531	1,534
Furniture and equipment expense	1,096	1,237
Amortization of intangibles	278	277
FDIC premiums and assessments	374	415
Merger, acquisition, and divestiture expense	39	86
Other operating expense	5,021	4,538

Total noninterest expense	18,814	17,780

Income before income taxes	9,013	8,795
Income tax expense	2,929	2,837

Net income	6,084	5,958
Dividends on preferred stock	—	105

Net income available to common shareholders	$6,084	$5,853

Earnings per common share
Basic	$0.34	$0.31
Diluted	0.34	0.31
Cash dividends per common share	0.14	0.13
Weighted average shares outstanding
Basic	17,859,197	18,633,574
Diluted	17,892,531	19,344,443

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands, except share and per share data)
Net income	$6,084	$5,958
Other comprehensive income, before tax
Available-for-sale securities:
Change in net unrealized (losses) gains on securities without other-than-temporary impairment	(722)	1,617
Reclassification adjustment for net (gains) losses recognized in net income	(1)	23

Net unrealized (losses) gains on available-for-sale securities	(723)	1,640
Employee benefit plans:
Net actuarial loss	(125)	(98)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	71	82

Net unrealized losses on employee benefit plans	(54)	(16)

Other comprehensive (loss) income, before tax	(777)	1,624
Income tax benefit (expense)	291	(610)

Other comprehensive (loss) income, net of tax	(486)	1,014

Total comprehensive income	$5,598	$6,972

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	5,958	—	—	5,958
Other comprehensive income	—	—	—	—	—	1,014	1,014
Common dividends declared — $0.13 per share	—	—	—	(2,403)	—	—	(2,403)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	20	—	—	—	20
Common stock options exercised — 3,000 shares	—	—	(10)	—	51	—	41
Restricted stock awards — 6,594 shares	—	—	(1)	—	112	—	111
Issuance of treasury stock to 401(k) plan — 6,599 shares	—	—	(2)	—	112	—	110
Purchase of treasury shares — 339,234 shares at $16.47 per share	—	—	—	—	(5,602)	—	(5,602)

Balance March 31, 2015	$—	$21,382	$227,782	$144,656	$(41,078)	$(4,591)	$348,151

Balance January 1, 2016	$—	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	—	—	—	6,084	—	—	6,084
Other comprehensive loss	—	—	—	—	—	(486)	(486)
Common dividends declared — $0.14 per share	—	—	—	(2,508)	—	—	(2,508)
Equity-based compensation expense	—	—	7	—	—	—	7
Restricted stock awards — 12,882 shares	—	—	18	—	222	—	240
Issuance of treasury stock to 401(k) plan — 7,727 shares	—	—	8	—	134	—	142
Purchase of treasury shares — 487,739 shares at $18.14 per share	—	—	—	—	(8,867)	—	(8,867)

Balance March 31, 2016	$—	$21,382	$227,725	$159,223	$(64,968)	$(5,733)	$337,629

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(Amounts in thousands)	2016	2015
Operating activities
Net income	$6,084	$5,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,187	1,100
Depreciation and amortization of property, plant, and equipment	937	1,056
Amortization of premiums on investments, net	898	185
Amortization of FDIC indemnification asset, net	1,159	1,565
Amortization of intangible assets	278	277
Gain on sale of loans, net	—	(106)
Equity-based compensation expense	7	20
Restricted stock awards	240	111
Issuance of treasury stock to 401(k) plan	142	110
Loss on sale of property, plant, and equipment, net	360	—
Loss on sale of other real estate	660	232
(Gain) loss on sale of securities	(1)	23
Proceeds from sale of mortgage loans	—	2,950
Originations of mortgage loans	—	(2,226)
Decrease in accrued interest receivable	39	127
Decrease in other operating activities	641	6,750

Net cash provided by operating activities	12,631	18,132
Investing activities
Proceeds from sale of securities available for sale	16,074	15
Proceeds from maturities, prepayments, and calls of securities available for sale	10,027	7,481
Payments to acquire securities available for sale	—	(31,384)
Payments to acquire securities held to maturity	—	(15,003)
(Originations of) proceeds from loans, net	(58,845)	16,138
(Payments for) proceeds from FHLB stock, net	(661)	216
Cash paid in mergers, acquisitions, and divestitures, net	—	(88)
Proceeds from the FDIC	1,187	688
Proceeds from sale of (payments to acquire) property, plant, and equipment, net	659	(263)
Proceeds from sale of other real estate	2,650	987

Net cash used in investing activities	(28,909)	(21,213)
Financing activities
Increase in noninterest-bearing deposits, net	1,825	15,693
Decrease in interest-bearing deposits, net	(419)	(25,263)
Increase in federal funds purchased	18,000	—
Repayments of securities sold under agreements to repurchase, net	(3,953)	(5,440)
Repayments of FHLB and other borrowings	—	(2,000)
Redemption of preferred stock	—	(2,367)
Proceeds from stock options exercised	—	41
Excess tax benefit from equity-based compensation	—	5
Payments for repurchase of treasury stock	(8,867)	(5,602)
Payments of common dividends	(2,508)	(2,403)
Payments of preferred dividends	—	(219)

Net cash provided by (used in) financing activities	4,078	(27,555)

Net decrease in cash and cash equivalents	(12,200)	(30,636)
Cash and cash equivalents at beginning of period	51,787	237,660

Cash and cash equivalents at end of period	$39,587	$207,024

Supplemental transactions — noncash items
Transfer of loans to other real estate	$1,996	$1,154
Loans originated to finance other real estate	—	31

Supplemental transactions — cash flow information
Cash paid for interest	2,471	3,301
Cash paid for income taxes	—	—

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

General

First Community Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bluefield, Virginia that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution. The Bank operates 49 branches in 4 states under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Company offers personal and commercial insurance products and services from 9 locations through its wholly owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which is headquartered in High Point, North Carolina. Greenpoint operates under the Greenpoint name and under the trade name First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division and FCWM managed $755 million in combined assets as of March 31, 2016. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent. The Company reported consolidated assets of $2.47 billion as of March 31, 2016. Unless the context suggests otherwise, the term “Company” refers to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services.

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

The condensed consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016. Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with GAAP have been omitted in accordance with standards for the preparation of interim consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2015 Form 10-K.

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2015 Form 10-K. A discussion of the Company’s application of critical accounting estimates is included in “Critical Accounting Estimates” in Item 2 of this report.

Reclassifications and Corrections

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or cash flow.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, “Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance is intended to simplify several aspects of the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the new standard will have on its financial position, results of operations, and cash flows and does not expect this guidance to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that the new standard will have on its financial position, results of operations, and cash flows and does not expect this guidance to have a material effect on its financial statements.

Other accounting standards that have been issued by the FASB or other standards-setting bodies are not expected to have a material impact on the consolidated financial statements upon adoption.

Note 2.	Acquisitions and Divestitures

On March 4, 2016, the Company announced it had entered into agreements with First Bank, North Carolina, pursuant to which the Bank is swapping a portion of its North Carolina branch network for First Bank’s Virginia branch network. Under the agreements, the Bank will acquire seven branches in Southwestern Virginia with deposits totaling approximately $150 million and sell six branches in the Winston-Salem and Mooresville areas of North Carolina with deposits totaling approximately $130 million. Additionally, the swap will include up to $175 million of loans. The branch exchange is intended to complement the Bank’s 2014 acquisition of seven branches from Bank of America. Subject to regulatory approval and the satisfaction of customary closing conditions, the transaction is expected to close in the third quarter of 2016.

Note 3.	Investment Securities

The following tables present the amortized cost and aggregate fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$30,737	$89	$(257)	$30,569
Municipal securities	122,587	5,317	(59)	127,845
Single issue trust preferred securities	55,897	—	(11,809)	44,088
Corporate securities	70,343	—	(92)	70,251
Mortgage-backed Agency securities	65,778	282	(416)	65,644
Equity securities	66	6	—	72

Total securities available for sale	$345,408	$5,694	$(12,633)	$338,469

	December 31, 2015
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$31,414	$39	$(751)	$30,702
Municipal securities	124,880	4,155	(357)	128,678
Single issue trust preferred securities	55,882	—	(8,050)	47,832
Corporate securities	70,571	—	(238)	70,333
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	84,576	155	(1,175)	83,556
Equity securities	66	6	—	72

Total securities available for sale	$372,389	$4,355	$(10,571)	$366,173

The following tables present the amortized cost and aggregate fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2016
	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
U.S. Agency securities	$61,831	$374	$(8)	$62,197
Municipal securities	190	1	—	191
Corporate securities	10,464	91	—	10,555

Total securities held for investment	$72,485	$466	$(8)	$72,943

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$61,863	$75	$(106)	$61,832
Municipal securities	190	3	—	193
Corporate securities	10,488	—	(23)	10,465

Total securities held for investment	$72,541	$78	$(129)	$72,490

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of March 31, 2016. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	Amortized Cost	Fair Value
Available-for-sale securities
Due within one year	$71,929	$71,856
Due after one year but within five years	2,623	2,663
Due after five years but within ten years	88,169	92,622
Due after ten years	116,843	105,612

	279,564	272,753
Mortgage-backed securities	65,778	65,644
Equity securities	66	72

Total securities available for sale	$345,408	$338,469

Held-to-maturity securities
Due within one year	$25,232	$25,231
Due after one year but within five years	47,253	47,712
Due after five years but within ten years	—	—
Due after ten years	—	—

Total securities held to maturity	$72,485	$72,943

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,418	$(1)	$23,809	$(256)	$25,227	$(257)
Municipal securities	395	(1)	3,239	(58)	3,634	(59)
Single issue trust preferred securities	—	—	44,088	(11,809)	44,088	(11,809)
Corporate securities	60,210	(84)	10,041	(8)	70,251	(92)
Mortgage-backed Agency securities	5,020	(22)	37,329	(394)	42,349	(416)

Total	$67,043	$(108)	$118,506	$(12,525)	$185,549	$(12,633)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$4,441	$(5)	$23,922	$(746)	$28,363	$(751)
Municipal securities	8,126	(48)	10,393	(309)	18,519	(357)
Single issue trust preferred securities	—	—	47,832	(8,050)	47,832	(8,050)
Corporate securities	70,333	(238)	—	—	70,333	(238)
Mortgage-backed Agency securities	27,050	(253)	37,291	(922)	64,341	(1,175)

Total	$109,950	$(544)	$119,438	$(10,027)	$229,388	$(10,571)

The following tables present the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated.

	March 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$13,749	$(8)	$—	$—	$13,749	$(8)

Total	$13,749	$(8)	$—	$—	$13,749	$(8)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$43,723	$(106)	$—	$—	$43,723	$(106)
Corporate securities	6,851	(23)	—	—	6,851	(23)

Total	$50,574	$(129)	$—	$—	$50,574	$(129)

As of March 31, 2016, there were 52 individual securities in an unrealized loss position, and their combined depreciation in value represented 3.08% of the investment securities portfolio. As of December 31, 2015, there were 107 individual securities in an unrealized loss position, and their combined depreciation in value represented 2.44% of the investment securities portfolio.

The following table presents the proceeds from sales of available-for-sale securities and the gross realized gains and losses on those sales in the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
(Amounts in thousands)
Gross realized gains	$132	$15
Gross realized losses	(131)	(38)

Net gain (loss) on sale of securities	$1	$(23)

The carrying amount of securities pledged for various purposes totaled $222.54 million as of March 31, 2016, and $236.73 million as of December 31, 2015.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, single issue trust preferred securities, corporate securities, and certificates of deposit. For debt securities not beneficially owned, the Company analyzes factors such as the severity and duration of the impairment, adverse conditions within the issuing industry, prospects for the issuer, performance of the security, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the present value of the security to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through other comprehensive income (“OCI”). Temporary impairment on these securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, destabilization in foreign markets, and other current economic factors. During the three months ended March 31, 2016 and 2015, the Company incurred no OTTI charges related to debt securities not beneficially owned.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears to be related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three months ended March 31, 2016 and 2015, the Company incurred no OTTI charges related to equity holdings.

Note 4.	Loans

The Company’s loans held for investment are grouped into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are defined as loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. The following table presents loans, net of unearned income and disaggregated by class, as of the periods indicated:

	March 31, 2016		December 31, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$52,529	2.98%	$48,896	2.86%
Commercial and industrial	92,397	5.24%	88,903	5.21%
Multi-family residential	111,388	6.32%	95,026	5.57%
Single family non-owner occupied	151,595	8.60%	149,351	8.75%
Non-farm, non-residential	521,471	29.59%	485,460	28.45%
Agricultural	3,650	0.21%	2,911	0.17%
Farmland	27,013	1.53%	27,540	1.61%

Total commercial loans	960,043	54.47%	898,087	52.62%
Consumer real estate loans
Home equity lines	106,444	6.04%	107,367	6.29%
Single family owner occupied	497,530	28.23%	495,209	29.02%
Owner occupied construction	40,892	2.32%	43,505	2.55%

Total consumer real estate loans	644,866	36.59%	646,081	37.86%
Consumer and other loans
Consumer loans	73,531	4.17%	72,000	4.22%
Other	7,451	0.43%	7,338	0.43%

Total consumer and other loans	80,982	4.60%	79,338	4.65%

Total non-covered loans	1,685,891	95.66%	1,623,506	95.13%
Total covered loans	76,538	4.34%	83,035	4.87%

Total loans held for investment, net of unearned income	$1,762,429	100.00%	$1,706,541	100.00%

Customer overdrafts reclassified as loans totaled $1.29 million as of March 31, 2016, and $1.24 million as of December 31, 2015. Deferred loan fees totaled $3.94 million as of March 31, 2016, and $3.78 million as of December 31, 2015. For information concerning off-balance sheet financing, see Note 14, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents the components of the Company’s covered loan portfolio, disaggregated by class, as of the dates indicated:

	March 31, 2016	December 31, 2015
(Amounts in thousands)
Commercial loans
Construction, development, and other land	$6,129	$6,303
Commercial and industrial	1,020	1,170
Multi-family residential	100	640
Single family non-owner occupied	2,258	2,674
Non-farm, non-residential	12,439	14,065
Agricultural	34	34
Farmland	632	643

Total commercial loans	22,612	25,529
Consumer real estate loans
Home equity lines	45,745	48,565
Single family owner occupied	7,837	8,595
Owner occupied construction	262	262

Total consumer real estate loans	53,844	57,422
Consumer and other loans
Consumer loans	82	84

Total covered loans	$76,538	$83,035

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

	March 31, 2016		December 31, 2015
	Carrying Balance	Unpaid Principal Balance	Carrying Balance	Unpaid Principal Balance
(Amounts in thousands)
Peoples Bank of Virginia	$6,872	$11,108	$6,681	$11,249
Waccamaw Bank	32,745	58,544	34,707	63,151
Other acquired	1,227	1,270	1,254	1,297

Total PCI Loans	$40,844	$70,922	$42,642	$75,697

The following tables present the activity in the accretable yield related to PCI loans, by acquisition, in the periods indicated:

	Three Months Ended March 31, 2016
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Beginning balance	$3,589	$26,109	$—	$29,698
Accretion	(459)	(1,484)	—	(1,943)
Reclassifications from nonaccretable difference	(221)	(272)	—	(493)
Removals, extensions, and other events, net	1,724	598	—	2,322

Ending balance	$4,633	$24,951	$—	$29,584

	Three Months Ended March 31, 2015
	Peoples	Waccamaw	Other	Total
(Amounts in thousands)
Beginning balance	$4,745	$19,048	$—	$23,793
Additions	—	2	—	2
Accretion	(630)	(1,602)	—	(2,232)
Reclassifications from nonaccretable difference	1,106	2,445	—	3,551
Removals, extensions, and other events, net	(735)	(439)	—	(1,174)

Ending balance	$4,486	$19,454	$—	$23,940

Note 5.	Credit Quality

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

The following tables present the recorded investment of the Company’s loan portfolio, disaggregated by class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%; therefore, covered loans are disclosed separately.

	March 31, 2016
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$50,378	$883	$1,268	$—	$—	$52,529
Commercial and industrial	89,978	650	1,766	3	—	92,397
Multi-family residential	97,630	12,899	859	—	—	111,388
Single family non-owner occupied	141,932	4,189	5,474	—	—	151,595
Non-farm, non-residential	492,801	14,247	13,780	643	—	521,471
Agricultural	3,599	51	—	—	—	3,650
Farmland	25,453	1,392	168	—	—	27,013
Consumer real estate loans
Home equity lines	103,764	1,076	1,604	—	—	106,444
Single family owner occupied	471,097	6,530	19,838	—	65	497,530
Owner occupied construction	40,175	—	717	—	—	40,892
Consumer and other loans
Consumer loans	73,306	45	180	—	—	73,531
Other	7,451	—	—	—	—	7,451

Total non-covered loans	1,597,564	41,962	45,654	646	65	1,685,891

Covered loans
Commercial loans
Construction, development, and other land	3,671	1,281	1,177	—	—	6,129
Commercial and industrial	998	—	22	—	—	1,020
Multi-family residential	—	—	100	—	—	100
Single family non-owner occupied	1,458	371	429	—	—	2,258
Non-farm, non-residential	8,066	1,399	2,974	—	—	12,439
Agricultural	34	—	—	—	—	34
Farmland	356	—	276	—	—	632
Consumer real estate loans
Home equity lines	17,021	27,995	729	—	—	45,745
Single family owner occupied	4,440	1,945	1,452	—	—	7,837
Owner occupied construction	111	53	98	—	—	262
Consumer and other loans
Consumer loans	82	—	—	—	—	82

Total covered loans	36,237	33,044	7,257	—	—	76,538

Total loans	$1,633,801	$75,006	$52,911	$646	$65	$1,762,429

	December 31, 2015
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$46,816	$974	$1,106	$—	$—	$48,896
Commercial and industrial	87,223	663	1,017	—	—	88,903
Multi-family residential	81,168	12,969	889	—	—	95,026
Single family non-owner occupied	139,680	3,976	5,695	—	—	149,351
Non-farm, non-residential	454,906	15,170	15,384	—	—	485,460
Agricultural	2,886	25	—	—	—	2,911
Farmland	25,855	1,427	258	—	—	27,540
Consumer real estate loans
Home equity lines	104,897	1,083	1,387	—	—	107,367
Single family owner occupied	468,155	6,686	20,368	—	—	495,209
Owner occupied construction	42,783	—	722	—	—	43,505
Consumer and other loans
Consumer loans	71,685	61	254	—	—	72,000
Other	7,338	—	—	—	—	7,338

Total non-covered loans	1,533,392	43,034	47,080	—	—	1,623,506

Covered loans
Commercial loans
Construction, development, and other land	3,908	1,261	1,134	—	—	6,303
Commercial and industrial	1,144	4	22	—	—	1,170
Multi-family residential	460	—	180	—	—	640
Single family non-owner occupied	1,808	457	409	—	—	2,674
Non-farm, non-residential	9,192	2,044	2,829	—	—	14,065
Agricultural	34	—	—	—	—	34
Farmland	364	—	279	—	—	643
Consumer real estate loans
Home equity lines	17,893	29,823	849	—	—	48,565
Single family owner occupied	5,102	1,963	1,530	—	—	8,595
Owner occupied construction	112	51	99	—	—	262
Consumer and other loans
Consumer loans	84	—	—	—	—	84

Total covered loans	40,101	35,603	7,331	—	—	83,035

Total loans	$1,573,493	$78,637	$54,411	$—	$—	$1,706,541

The Company identifies loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If the Company determines that it is probable all principal and interest amounts contractually due will not be collected, the loan is generally deemed to be impaired.

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for loans considered to be impaired, excluding PCI loans, as of the periods indicated:

	March 31, 2016			December 31, 2015
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance
Commercial loans
Single family non-owner occupied	$781	$782	$—	$782	$783	$—
Non-farm, non-residential	7,983	7,983	—	8,427	8,427	—
Consumer real estate loans
Single family owner occupied	597	654	—	1,975	2,067	—

Total impaired loans with no allowance	9,361	9,419	—	11,184	11,277	—

Impaired loans with a related allowance
Commercial loans
Single family non-owner occupied	356	356	18	619	623	124
Non-farm, non-residential	5,348	5,361	1,529	5,667	5,673	1,568
Consumer real estate loans
Single family owner occupied	4,962	5,013	771	4,899	4,907	672
Owner occupied construction	346	354	3	349	355	7

Total impaired loans with an allowance	11,012	11,084	2,321	11,534	11,558	2,371

Total impaired loans	$20,373	$20,503	$2,321	$22,718	$22,835	$2,371

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, in the periods indicated:

	Three Months Ended March 31,
	2016		2015
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance
Commercial loans
Single family non-owner occupied	$779	$8	$459	$9
Non-farm, non-residential	7,990	69	8,792	83
Consumer real estate loans
Single family owner occupied	603	—	3,640	18

Total impaired loans with no allowance	9,372	77	12,891	110

Impaired loans with a related allowance
Commercial loans
Single family non-owner occupied	358	7	361	7
Non-farm, non-residential	5,358	88	4,064	78
Consumer real estate loans
Single family owner occupied	4,961	38	2,374	18
Owner occupied construction	346	—	—	—

Total impaired loans with an allowance	11,023	133	6,799	103

Total impaired loans	$20,395	$210	$19,690	$213

The Company determined that two PCI loan pools were impaired as of March 31, 2016, compared to two as of December 31, 2015. The following tables present additional information related to the impaired PCI loan pools as of the dates, and in the periods, indicated:

	March 31, 2016	December 31, 2015
(Amounts in thousands)
Unpaid principal balance	$3,664	$3,759
Recorded investment	2,747	2,834
Allowance for loan losses related to PCI loan pools	24	54

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands)
Interest income recognized	$83	$90
Average recorded investment	2,791	3,895

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2016			December 31, 2015
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$104	$49	$153	$39	$54	$93
Commercial and industrial	96	16	112	—	16	16
Multi-family residential	67	—	67	84	—	84
Single family non-owner occupied	1,091	27	1,118	1,850	29	1,879
Non-farm, non-residential	6,450	1,466	7,916	7,150	39	7,189
Farmland	144	—	144	234	—	234
Consumer real estate loans
Home equity lines	925	307	1,232	825	413	1,238
Single family owner occupied	6,939	90	7,029	7,245	96	7,341
Owner occupied construction	346	—	346	349	—	349
Consumer and other loans
Consumer loans	34	—	34	71	—	71

Total nonaccrual loans	$16,196	$1,955	$18,151	$17,847	$647	$18,494

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $243 thousand as of March 31, 2016. There were no non-covered accruing loans contractually past due 90 days or more as of December 31, 2015.

	March 31, 2016
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$10	$16	$85	$111	$52,419	$52,529
Commercial and industrial	28	147	—	175	92,222	92,397
Multi-family residential	74	67	—	141	111,247	111,388
Single family non-owner occupied	615	235	538	1,388	150,207	151,595
Non-farm, non-residential	11	544	4,861	5,416	516,055	521,471
Agricultural	—	—	—	—	3,650	3,650
Farmland	108	—	68	176	26,837	27,013
Consumer real estate loans
Home equity lines	294	163	726	1,183	105,261	106,444
Single family owner occupied	4,602	1,618	2,685	8,905	488,625	497,530
Owner occupied construction	346	—	—	346	40,546	40,892
Consumer and other loans
Consumer loans	320	82	6	408	73,123	73,531
Other	—	—	—	—	7,451	7,451

Total non-covered loans	6,408	2,872	8,969	18,249	1,667,642	1,685,891

Covered loans
Commercial loans
Construction, development, and other land	48	94	37	179	5,950	6,129
Commercial and industrial	—	—	16	16	1,004	1,020
Multi-family residential	—	—	—	—	100	100
Single family non-owner occupied	—	—	—	—	2,258	2,258
Non-farm, non-residential	—	—	1,466	1,466	10,973	12,439
Agricultural	—	—	—	—	34	34
Farmland	—	—	—	—	632	632
Consumer real estate loans
Home equity lines	274	142	129	545	45,200	45,745
Single family owner occupied	60	124	—	184	7,653	7,837
Owner occupied construction	—	—	—	—	262	262
Consumer and other loans
Consumer loans	—	—	—	—	82	82

Total covered loans	382	360	1,648	2,390	74,148	76,538

Total loans	$6,790	$3,232	$10,617	$20,639	$1,741,790	$1,762,429

	December 31, 2015
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$—	$—	$39	$39	$48,857	$48,896
Commercial and industrial	281	66	—	347	88,556	88,903
Multi-family residential	302	76	84	462	94,564	95,026
Single family non-owner occupied	748	120	929	1,797	147,554	149,351
Non-farm, non-residential	347	676	4,940	5,963	479,497	485,460
Agricultural	—	—	—	—	2,911	2,911
Farmland	585	11	234	830	26,710	27,540
Consumer real estate loans
Home equity lines	668	195	468	1,331	106,036	107,367
Single family owner occupied	6,122	1,943	3,191	11,256	483,953	495,209
Owner occupied construction	—	—	—	—	43,505	43,505
Consumer and other loans
Consumer loans	278	71	23	372	71,628	72,000
Other	—	—	—	—	7,338	7,338

Total non-covered loans	9,331	3,158	9,908	22,397	1,601,109	1,623,506

Covered loans
Commercial loans
Construction, development, and other land	96	—	42	138	6,165	6,303
Commercial and industrial	—	—	16	16	1,154	1,170
Multi-family residential	—	—	—	—	640	640
Single family non-owner occupied	1,422	—	—	1,422	1,252	2,674
Non-farm, non-residential	—	—	39	39	14,026	14,065
Agricultural	—	—	—	—	34	34
Farmland	—	—	—	—	643	643
Consumer real estate loans
Home equity lines	489	37	225	751	47,814	48,565
Single family owner occupied	274	—	42	316	8,279	8,595
Owner occupied construction	—	—	—	—	262	262
Consumer and other loans
Consumer loans	—	—	—	—	84	84

Total covered loans	2,281	37	364	2,682	80,353	83,035

Total loans	$11,612	$3,195	$10,272	$25,079	$1,681,462	$1,706,541

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain troubled debt restructurings (“TDRs”) are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. There were no covered loans recorded as TDRs as of March 31, 2016, or December 31, 2015.

The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	March 31, 2016			December 31, 2015
(Amounts in thousands)	Nonaccrual(1)	Accrual	Total	Nonaccrual(1)	Accrual	Total
Commercial loans
Single family non-owner occupied	$41	$901	$942	$130	$820	$950
Non-farm, non-residential	—	4,558	4,558	—	4,600	4,600
Consumer real estate loans
Home equity lines	123	42	165	127	43	170
Single family owner occupied	692	7,890	8,582	733	8,256	8,989
Owner occupied construction	346	241	587	349	243	592

Total TDRs	$1,202	$13,632	$14,834	$1,339	$13,962	$15,301

Allowance for loan losses related to TDRs			$590			$590

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs in the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands)
Interest income recognized	$78	$148

There were no loans modified as TDRs during the three months ended March 31, 2016, or March 31, 2015. There were no loans modified as TDRs, within the previous 12 months, with a payment default during the three months ended March 31, 2016, or March 31, 2015.

The following table presents information related to other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2016	December 31, 2015
(Amounts in thousands)
Non-covered OREO	$5,313	$4,873
Covered OREO	2,279	4,034

Total OREO	$7,592	$8,907

Non-covered OREO secured by residential real estate	$2,669	$2,677
Residential real estate loans in the foreclosure process(1)	1,609	2,727

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Note 6.	Allowance for Loan Losses

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

The Company’s allowance is comprised of specific reserves related to loans individually evaluated, including credit relationships, and general reserves related to loans not individually evaluated, which are segmented into groups with similar risk characteristics based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Loans acquired in business combinations that are deemed impaired at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The PCI loan provision is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses is available for use against any loan loss management deems appropriate, excluding reserves allocated to specific loans and PCI loan pools. As of March 31, 2016, management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio.

The following tables present the activity in the allowance for loan losses, by loan segment, in the periods indicated:

	Three Months Ended March 31, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
Provision for loan losses charged to operations	308	774	144	1,226
Charge-offs	(284)	(690)	(254)	(1,141)
Recoveries	113	30	123	179

Net charge-offs	(171)	(660)	(131)	(962)

Ending balance	$13,270	$6,470	$703	$20,443

PCI allowance
Beginning balance	$—	$54	$—	$54
Recovery of loan losses	—	(30)	—	(30)
Benefit attributable to the FDIC indemnification asset	—	(9)	—	(9)

Recovery of loan losses charged to operations	—	(39)	—	(39)
Provision for loan losses recorded through the FDIC indemnification asset	—	9	—	9

Ending balance	$—	$24	$—	$24

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
Provision for loan losses	308	744	144	1,196
Benefit attributable to the FDIC indemnification asset	—	(9)	—	(9)

Provision for loan losses charged to operations	308	735	144	1,187
Provision for loan losses recorded through the FDIC indemnification asset	—	9	—	9
Charge-offs	(284)	(690)	(254)	(1,141)
Recoveries	113	30	123	179

Net charge-offs	(171)	(660)	(131)	(962)

Ending balance	$13,270	$6,494	$703	$20,467

	Three Months Ended March 31, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	650	215	225	1,090
Charge-offs	(681)	(402)	(495)	(1,578)
Recoveries	75	144	238	457

Net charge-offs	(606)	(258)	(257)	(1,121)

Ending balance	$13,054	$6,446	$638	$20,138

PCI allowance
Beginning balance	$37	$21	$—	$58
(Recovery of) provision for loan losses	(37)	93	—	56
Benefit attributable to the FDIC indemnification asset	29	(75)	—	(46)

(Recovery of) provision for loan losses charged to operations	(8)	18	—	10
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	75	—	46

Ending balance	$—	$114	$—	$114

Total allowance
Beginning balance	$13,047	$6,510	$670	$20,227
Provision for loan losses	613	308	225	1,146
Benefit attributable to the FDIC indemnification asset	29	(75)	—	(46)

Provision for loan losses charged to operations	642	233	225	1,100
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	75	—	46
Charge-offs	(681)	(402)	(495)	(1,578)
Recoveries	75	144	238	457

Net charge-offs	(606)	(258)	(257)	(1,121)

Ending balance	$13,054	$6,560	$638	$20,252

The following tables present the Company’s allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	March 31, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$56,847	$1,125
Commercial and industrial	—	—	93,251	510
Multi-family residential	—	—	111,388	1,585
Single family non-owner occupied	1,137	18	149,359	3,194
Non-farm, non-residential	13,331	1,529	513,781	5,097
Agricultural	—	—	3,684	28
Farmland	—	—	27,645	184

Total commercial loans	14,468	1,547	955,955	11,723
Consumer real estate loans
Home equity lines	—	—	124,785	1,131
Single family owner occupied	5,559	771	498,696	4,293
Owner occupied construction	346	3	40,712	272

Total consumer real estate loans	5,905	774	664,193	5,696
Consumer and other loans
Consumer loans	—	—	73,613	703
Other	—	—	7,451	—

Total consumer and other loans	—	—	81,064	703

Total loans, excluding PCI loans	$20,373	$2,321	$1,701,212	$18,122

	December 31, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$53,437	$1,119
Commercial and industrial	—	—	89,885	504
Multi-family residential	—	—	95,486	1,535
Single family non-owner occupied	1,401	124	147,209	3,245
Non-farm, non-residential	14,094	1,568	478,839	4,825
Agricultural	—	—	2,945	22
Farmland	—	—	28,183	190

Total commercial loans	15,495	1,692	895,984	11,440
Consumer real estate loans
Home equity lines	—	—	126,691	1,091
Single family owner occupied	6,874	672	495,761	4,297
Owner occupied construction	349	7	43,323	290

Total consumer real estate loans	7,223	679	665,775	5,678
Consumer and other loans
Consumer loans	—	—	72,084	690
Other	—	—	7,338	—

Total consumer and other loans	—	—	79,422	690

Total loans, excluding PCI loans	$22,718	$2,371	$1,641,181	$17,808

The following table presents the Company’s allowance for loan losses related to PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	March 31, 2016		December 31, 2015
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$3,732	$—	$3,788	$—
Peoples commercial	5,734	—	5,525	—
Other	1,227	—	1,254	—

Total commercial loans	10,693	—	10,567	—
Consumer real estate loans
Waccamaw serviced home equity lines	27,404	—	29,241	—
Waccamaw residential	1,609	12	1,678	1
Peoples residential	1,138	12	1,156	53

Total consumer real estate loans	30,151	24	32,075	54

Total PCI loans	$40,844	$24	$42,642	$54

Note 7.	FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC that covered $76.54 million of loans and $2.28 million of OREO as of March 31, 2016, and covered $83.04 million of loans and $4.03 million of OREO at December 31, 2015. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The indemnification asset represents the estimated amount the Company expects to receive from the FDIC for losses incurred on covered assets. The following table presents activity in the FDIC indemnification asset in the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands)
Beginning balance	$20,844	$27,900
Increase in estimated losses on covered loans	9	46
Increase in estimated losses on covered OREO	273	69
Reimbursable expenses from the FDIC	7	291
Net amortization	(1,159)	(1,565)
Reimbursements from the FDIC	(1,187)	(688)

Ending balance	$18,787	$26,053

Note 8.	Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2016	December 31, 2015
(Amounts in thousands)
Noninterest-bearing demand deposits	$453,336	$451,511
Interest-bearing deposits
Interest-bearing demand deposits	344,153	347,705
Money market accounts	226,509	213,982
Savings deposits	327,574	316,603
Certificates of deposit	391,218	408,519
Individual retirement accounts	131,875	134,939

Total interest-bearing deposits	1,421,329	1,421,748

Total deposits	$1,874,665	$1,873,259

Note 9.	Borrowings

The following table presents the composition of borrowings as of the dates indicated:

	March 31, 2016		December 31, 2015
(Amounts in thousands)	Balance	Weighted Average Rate(1)	Balance	Weighted Average Rate(1)

Federal funds purchased	$18,000	0.51%	$—	0.34%
Securities sold under agreements to repurchase
Retail	84,661	0.07%	88,614	0.13%
Wholesale	50,000	3.71%	50,000	3.71%

Total securities sold under agreements to repurchase	134,661		138,614
FHLB borrowings
Advances	65,000		65,000

Total FHLB borrowings	65,000	4.04%	65,000	4.04%
Subordinated debt	15,464		15,464
Other debt	292		292

Total borrowings	$233,417		$219,370

(1)	Weighted average contractual rate

The following schedule presents the remaining contractual maturities of repurchase agreements, by type of collateral pledged, as of March 31, 2016:

	Overnight and Continuous	Up to 30 Days	30-90 Days	Greater Than 90 Days	Total
(Amounts in thousands)
U.S. Agency securities	$69,754	$—	$—	$—	$69,754
Municipal securities	—	—	—	1,447	1,447
Mortgage-backed Agency securities	12,494	174	285	50,507	63,460

Total repurchase agreements	$82,248	$174	$285	$51,954	$134,661

Securities underlying retail repurchase agreements remain under the Company’s control during the terms of the agreements. The counterparties to the repurchase agreements may call those borrowings, which could substantially shorten the lives of the borrowings. Prepayment, or unwind, of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the contractual maturities of wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings, by year, as of March 31, 2016:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2016	$25,000	$—	$25,000
2017	—	15,000	15,000
2018	—	—	—
2019	25,000	—	25,000
2020	—	—	—
2021 and thereafter	—	50,000	50,000

	$50,000	$65,000	$115,000

Weighted average maturity (in years)	1.83	3.92	3.01

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the lives of the advances. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities.

The Company is required to pledge qualifying collateral to secure FHLB advances and letters of credit. As of March 31, 2016, FHLB borrowings were secured by qualifying loans that totaled $876.77 million. As of March 31, 2016, the Company provided for FHLB letters of credit to collateralize public unit deposits totaling $22.69 million. Unused borrowing capacity with the FHLB, net of FHLB letters of credit, totaled $382.36 million as of March 31, 2016.

Subordinated debt consists of Company-issued junior subordinated debentures (“Debentures”). The Company issued Debentures totaling $15.46 million to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust was able to purchase the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee by the Company of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of March 31, 2016, and December 31, 2015.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% and an April 2016 maturity. There was no outstanding balance on the line as of March 31, 2016, or December 31, 2015.

Note 10.	Derivative Instruments and Hedging Activities

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

As of March 31, 2016, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that economic value or net interest income will be adversely affected by fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors.

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

The Company’s interest rate swaps include a fourteen-year, $1.20 million notional interest rate swap agreement entered into in March 2015 and a fifteen-year, $4.37 million notional interest rate swap agreement entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of March 31, 2016.

The following table presents the aggregate contractual or notional amounts and the fair values of the Company’s derivative instruments as of the dates indicated:

	March 31, 2016			December 31, 2015
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,429	$—	$416	$5,335	$—	$251

Total derivatives	$5,429	$—	$416	$5,335	$—	$251

The following table presents the effect of the Company’s derivative and hedging activity, if applicable, on the consolidated statements of income in the periods indicated:

	Three Months Ended March 31,		Income Statement Location
(Amounts in thousands)	2016	2015
Derivatives designated as hedges
Interest rate swaps	$28	$26	Interest and fees on loans

Total derivative expense	$28	$26

Note 11.	Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost in the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands)
Service cost	$36	$33
Interest cost	79	70
Amortization of prior service cost	47	47
Amortization of losses	5	2

Net periodic cost	$167	$152

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost in the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands)
Service cost	$11	$12
Interest cost	17	13
Amortization of prior service cost	10	18
Amortization of losses	9	15

Net periodic cost	$47	$58

Note 12.	Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Three Months Ended March 31, 2016
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(3,885)	$(1,362)	$(5,247)
Other comprehensive loss before reclassifications	(451)	(78)	(529)
Reclassified from AOCI	(1)	44	43

Net comprehensive loss	(452)	(34)	(486)

Ending balance	$(4,337)	$(1,396)	$(5,733)

	Three Months Ended March 31, 2015
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(4,266)	$(1,339)	$(5,605)
Other comprehensive gain (loss) before reclassifications	1,011	(62)	949
Reclassified from AOCI	14	51	65

Net comprehensive gain (loss)	1,025	(11)	1,014

Ending balance	$(3,241)	$(1,350)	$(4,591)

The following table presents reclassifications out of AOCI by component in the periods indicated:

	Three Months Ended
	March 31,		Income Statement Line Item Affected
(Amounts in thousands)	2016	2015
Available-for-sale securities
Gains (losses) recognized	1	(23)	Net gain (loss) on sale of securities
Credit-related OTTI recognized	—	—	Net impairment losses recognized in earnings

Reclassified from AOCI, before tax	1	(23)	Income before income taxes
Income tax effect	—	9	Income tax expense

Reclassified from AOCI, before tax	1	(14)	Net income
Employee benefit plans
Amortization of prior service cost	(57)	(65)	(1)
Amortization of net actuarial benefit cost	(14)	(17)	(1)

Reclassified from AOCI, before tax	(71)	(82)	Income before income taxes
Income tax effect	27	31	Income tax expense

Reclassified from AOCI, net of tax	(44)	(51)	Net income

Total reclassified from AOCI, net of tax	$(43)	$(65)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

Note 13.	Fair Value

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

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. Additionally, the Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value might be highly subjective and judgmental in nature, such as cash flow estimates, risk characteristics, credit quality measurements, and interest rates; therefore, valuations may not be precise. Since fair values are estimated as of a specific date, the amounts actually realized or paid on the settlement or maturity of these instruments may be significantly different from estimates. See “Significant Accounting Policies” in Note 1, “Basis of Presentation,” to the Condensed Consolidated Financial Statements of this report.

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Available-for-Sale Securities. Securities available for sale are reported at fair value on a recurring basis. The fair value of Level 1 securities is based on quoted market prices in active markets, if available. The Company also uses Level 1 inputs to value equity securities that are traded in active markets. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are primarily derived from or corroborated by observable market data. Level 2 securities use fair value measurements from independent pricing services obtained by the Company. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions. The Company’s Level 2 securities include U.S. Treasury securities, single issue trust preferred securities, corporate securities, mortgage-backed securities, and certain equity securities that are not actively traded. Securities are based on Level 3 inputs when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2016
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$30,569	$—	$30,569	$—
Municipal securities	127,845	—	127,845	—
Single issue trust preferred securities	44,088	—	44,088	—
Corporate securities	70,251	—	70,251	—
Agency MBS	65,644	—	65,644	—
Equity securities	72	54	18	—

Total available-for-sale securities	338,469	54	338,415	—
Fair value loans	4,643	—	4,643	—
Deferred compensation assets	3,676	3,676	—	—
Deferred compensation liabilities	3,676	3,676	—	—
Derivative liabilities
Interest rate swaps	416	—	416	—

Total derivative liabilities	416	—	416	—

	December 31, 2015
	Total Fair Value	Fair Value Measurements Using
(Amounts in thousands)		Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$30,702	$—	$30,702	$—
Municipal securities	128,678	—	128,678	—
Single issue trust preferred securities	47,832	—	47,832	—
Corporate securities	70,333	—	70,333	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	83,556	—	83,556	—
Equity securities	72	54	18	—

Total available-for-sale securities	366,173	54	366,119	—
Fair value loans	4,886	—	4,886	—
Deferred compensation assets	3,464	3,464	—	—
Deferred compensation liabilities	3,464	3,464	—	—
Derivative liabilities
Interest rate swaps	251	—	251	—

Total derivative liabilities	251	—	251	—

There were no changes in valuation techniques during the three months ended March 31, 2016 or 2015. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. In addition, there were no transfers into or out of Level 3 of the fair value hierarchy during the three months ended March 31, 2016 or 2015.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, in the periods indicated:

	March 31, 2016
	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$8,239	$—	$—	$8,239
OREO, non-covered	3,484	—	—	3,484
OREO, covered	616	—	—	616

	December 31, 2015
	Total Fair Value	Fair Value Measurements Using
		Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$9,164	$—	$—	$9,164
OREO, non-covered	4,819	—	—	4,819
OREO, covered	4,034	—	—	4,034

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs in the periods indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	March 31, 2016	December 31, 2015

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	1% to 35% (21%)	1% to 39% (21%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	3% to 86% (28%)	1% to 100% (33%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 55% (55%)	21% to 65% (46%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. The Company believes it is not feasible or practical to accurately disclose the fair values of off-balance sheet instruments due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures. For additional information regarding the unfunded, contractual value of off-balance sheet financial instruments see Note 14, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following tables present the carrying amounts and fair values of the Company’s financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$39,587	$39,587	$39,587	$—	$—
Securities available for sale	338,469	338,469	54	338,415	—
Securities held to maturity	72,485	72,943	—	72,943	—
Loans held for investment, net of allowance	1,741,962	1,762,447	—	4,643	1,757,804
FDIC indemnification asset	18,787	10,276	—	—	10,276
Interest receivable	5,968	5,968	—	5,968	—
Deferred compensation assets	3,676	3,676	3,676	—	—

Liabilities
Demand deposits	453,336	453,336	—	453,336	—
Interest-bearing demand deposits	344,153	344,153	—	344,153	—
Savings deposits	554,083	554,083	—	554,083	—
Time deposits	523,093	523,600	—	523,600	—
Federal funds purchased	18,000	18,000	18,000	—	—
Securities sold under agreements to repurchase	134,661	136,985	—	136,985	—
Interest payable	1,236	1,236	—	1,236	—
FHLB and other borrowings	80,756	86,908	—	86,908	—
Derivative financial liabilities	416	416	—	416	—
Deferred compensation liabilities	3,676	3,676	3,676	—	—

	December 31, 2015
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51,787	$51,787	$51,787	$—	$—
Securities available for sale	366,173	366,173	54	366,119	—
Securities held to maturity	72,541	72,490	—	72,490	—
Loans held for investment, net of allowance	1,686,308	1,685,061	—	4,886	1,680,175
FDIC indemnification asset	20,844	10,753	—	—	10,753
Interest receivable	6,007	6,007	—	6,007	—
Deferred compensation assets	3,464	3,464	3,464	—	—

Liabilities
Demand deposits	451,511	451,511	—	451,511	—
Interest-bearing demand deposits	347,705	347,705	—	347,705	—
Savings deposits	530,585	530,585	—	530,585	—
Time deposits	543,458	541,059	—	541,059	—
Securities sold under agreements to repurchase	138,614	140,880	—	140,880	—
Interest payable	1,260	1,260	—	1,260	—
FHLB and other borrowings	80,756	85,774	—	85,774	—
Derivative financial liabilities	251	251	—	251	—
Deferred compensation liabilities	3,464	3,464	3,464	—	—

Note 14.	Litigation, Commitments and Contingencies

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

The following table presents the Company’s off-balance sheet financial instruments as of the dates indicated:

	March 31, 2016	December 31, 2015
(Amounts in thousands)
Commitments to extend credit	$242,581	$235,302
Standby letters of credit and financial guarantees	7,556	7,765

Total off-balance sheet risk	250,137	243,067

Reserve for unfunded commitments	$326	$326

The Company provided for letters of credit with the FHLB totaling $22.69 million as of March 31, 2016, and December 31, 2015. The letters of credit provide an attractive alternative to pledging securities for public unit deposits.

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

Note 15.	Earnings per Share

Basic earnings per common share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of potential common stock that could be issued by the Company. Under the treasury stock method of accounting, potential common stock may be issued for stock options, non-vested restricted stock awards, performance based stock awards, and convertible preferred stock. Diluted earnings per common share is calculated by dividing net income by the weighted average number of common shares outstanding for the period plus the number of dilutive potential common shares. The calculation of diluted earnings per common share excludes potential common shares that have an exercise price greater than the average market value of the Company’s common stock because the effect would be antidilutive. The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands, except share and per share data)
Net income	$6,084	$5,958
Dividends on preferred stock	—	105

Net income available to common shareholders	$6,084	$5,853

Weighted average common shares outstanding, basic	17,859,197	18,633,574
Dilutive effect of potential common shares
Stock options	27,159	21,159
Restricted stock	6,175	1,256
Convertible preferred stock	—	677,043
Contingently issuable shares	—	11,411

Total dilutive effect of potential common shares	33,334	710,869

Weighted average common shares outstanding, diluted	17,892,531	19,344,443

Basic earnings per common share	$0.34	$0.31
Diluted earnings per common share	0.34	0.31

Antidilutive potential common shares
Stock options	119,727	136,382
Restricted stock	28,617	—

Total potential antidilutive shares	148,344	136,382

During the first quarter of 2015, the Company redeemed all outstanding shares of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”). Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K (the “2015 Form 10-K”).

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

We caution that the foregoing list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, our actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we filed with the Securities and Exchange Commission. Therefore, we caution you not to place undue reliance on our forward-looking information and statements. We do not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to our Company. See Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of our 2015 Form 10-K.

Corporate Overview

First Community Bancshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of Nevada in 1997. The Company provides commercial banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates forty-nine banking branch locations under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”)

and the Bank’s Trust Division, which reported combined assets under management of $755 million as of March 31, 2016. These assets are not our assets, but are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly owned, full-service insurance agency subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). Greenpoint operates nine locations under the Greenpoint name and under the trade name First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.47 billion as of March 31, 2016. Our common stock is traded on the NASDAQ Global Select Market under the symbol “FCBC”.

Our primary source of earnings is from net interest income, the difference between interest earned on assets, such as loans and securities, and interest paid on liabilities, such as deposits and borrowings. Our net interest income is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network, with additional funding provided by retail and wholesale repurchase agreements and borrowings from the Federal Home Loan Bank (“FHLB”). We invest our funds primarily in loans to retail and commercial customers with additional investment in various securities.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our critical accounting estimates are described in detail in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2015 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2016, and financial condition as of March 31, 2016, include the following:

•	Net income available to common shareholders increased $231 thousand, or 3.95%, and diluted earnings per share increased $0.03 to $0.34 compared to the same quarter of the prior year.

•	Normalized net interest margin increased 24 basis points to 3.74% compared to the same quarter of the prior year.

•	The non-covered loan portfolio experienced significant growth, increasing $62.39 million, or 3.84%, compared with December 31, 2015, which resulted in a $1.19 million loan loss provision during the quarter.

•	The Company’s book value per common share increased $0.20 to $19.15 compared with December 31, 2015.

•	Asset quality improved as non-covered delinquent loans as a percentage of total non-covered loans decreased 31 basis points to 1.35% and non-covered nonperforming assets decreased $883 thousand compared to December 31, 2015.

•	The Company repurchased 487,739 common shares during the quarter.

•	The Company significantly exceeds regulatory “well capitalized” targets as of March 31, 2016.

Results of Operations

Net Income

The following table presents our net income and related information in the periods indicated:

	Three Months Ended March 31,		Three Months Ended
			Increase (Decrease)	% Change
(Amounts in thousands, except per share data)	2016	2015
Net income	$6,084	$5,958	$126	2.11%
Net income available to common shareholders	6,084	5,853	231	3.95%

Basic earnings per common share	0.34	0.31	0.03	9.68%
Diluted earings per common share	0.34	0.31	0.03	9.68%

Return on average assets	0.99%	0.91%	0.08%	8.79%
Return on average common equity	7.15%	6.91%	0.24%	3.47%

Three-Month Comparison. Net income increased in the first quarter of 2016 compared to the same quarter of the prior year due to a $1.07 million increase in noninterest income and a $272 thousand increase in net interest income offset by a $1.03 million increase in noninterest expense, a $92 thousand increase in income tax, and a $87 thousand increase in the provision for loan losses.

Net Interest Income

Net interest income comprised 72.76% of total net interest and noninterest income in the first quarter of 2016 compared to 75.30% in the same quarter of the prior year. Net interest income is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 35%. We believe this measure to be the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet.

The following table presents our average consolidated balance sheets, as of the dates indicated, and the net interest analysis, on a FTE basis, in the periods indicated:

	Three Months Ended March 31,
	2016			2015
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)	$1,730,401	$21,599	5.02%	$1,678,118	$21,954	5.31%
Securities available for sale	354,582	2,268	2.57%	331,044	2,413	2.96%
Securities held to maturity	72,512	194	1.08%	65,923	186	1.14%
Interest-bearing deposits	15,591	20	0.52%	208,867	133	0.26%

Total earning assets	2,173,086	24,081	4.45%	2,283,952	24,686	4.38%
Other assets	297,156			318,856

Total assets	$2,470,242			$2,602,808

Liabilities and stockholders’ equity
Interest-bearing deposits
Demand deposits	$342,524	$57	0.07%	$351,742	$52	0.06%
Savings deposits	535,769	66	0.05%	526,697	105	0.08%
Time deposits	533,635	991	0.75%	698,030	1,573	0.91%

Total interest-bearing deposits	1,411,928	1,114	0.32%	1,576,469	1,730	0.45%
Borrowings
Federal funds purchased	3,424	5	0.59%	—	—	—
Retail repurchase agreements	77,993	13	0.07%	67,853	20	0.12%
Wholesale repurchase agreements	50,000	468	3.76%	50,000	463	3.76%
FHLB advances and other borrowings	108,013	839	3.12%	106,621	1,046	3.98%

Total borrowings	239,430	1,325	2.23%	224,474	1,529	2.76%

Total interest-bearing liabilities	1,651,358	2,439	0.59%	1,800,943	3,259	0.73%

Noninterest-bearing demand deposits	448,849			427,313
Other liabilities	27,784			21,329

Total liabilities	2,127,991			2,249,585
Stockholders’ equity	342,251			353,223

Total liabilities and stockholders’ equity	$2,470,242			$2,602,808

Net interest income, FTE		$21,642			$21,427

Net interest rate spread			3.87%			3.65%

Net interest margin			4.01%			3.80%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact on FTE net interest income resulting from changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), in the periods indicated:

	Three Months Ended March 31, 2016 Compared to 2015 Dollar Increase (Decrease) due to
(Amounts in thousands)	Volume	Rate	Rate/ Volume	Total
Interest earned on(1)
Loans(2)	$684	$(1,191)	$152	$(355)
Securities available-for-sale	172	(316)	(1)	(145)
Securities held-to-maturity	19	(11)	—	8
Interest-bearing deposits with other banks	(123)	134	(124)	(113)

Total interest earning assets	752	(1,384)	27	(605)

Interest paid on(1)
Demand deposits	(1)	6	—	5
Savings deposits	2	(41)	—	(39)
Time deposits	(370)	(290)	78	(582)
Federal funds purchased	—	—	5	5
Retail repurchase agreements	3	(9)	(1)	(7)
Wholesale repurchase agreements	—	1	4	5
FHLB advances and other borrowings	14	(227)	6	(207)

Total interest-bearing liabilities	(352)	(560)	92	(820)

Change in net interest income(1)	$1,104	$(824)	$(65)	$215

(1)	FTE basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table reconciles net interest income, as presented in our consolidated statements of income, and net interest income on a FTE basis, in the periods indicated:

	Three Months Ended March 31,
	2016	2015
(Amounts in thousands)
Net interest income, GAAP	$21,111	$20,839
FTE adjustment(1)	531	588

Net interest income, FTE(1)	$21,642	$21,427

(1)	FTE basis is based on the federal statutory rate of 35%.

The interest earned and the average yield on loans include accretion income from acquired loan portfolios. The following table presents our average consolidated balance sheets, as of the dates indicated, and net interest analysis, on a FTE basis excluding the impact of non-cash purchase accounting accretion, in the periods indicated:

	Three Months Ended March 31,
	2016		2015
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$21,599	5.02%	$21,954	5.31%
Accretion income	2,252		2,839
Less: cash accretion income	805		1,096

Non-cash accretion income	1,447		1,743

Loans, normalized(3)	20,152	4.68%	20,211	4.88%
Other earning assets	2,482	2.26%	2,732	1.83%

Total earning assets	22,634	4.19%	22,943	4.07%
Total interest-bearing liabilities	2,439	0.59%	3,259	0.73%

Net interest income, FTE(3)	$20,195		$19,684

Net interest rate spread, normalized(3)		3.60%		3.34%

Net interest margin, normalized(3)		3.74%		3.50%

(1)	FTE basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income on a FTE basis increased $215 thousand, or 1.00%, and net interest income on a GAAP basis increased $272 thousand, or 1.31%. in the first quarter of 2016 compared to the same quarter of the prior year. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to purchased credit impaired (“PCI”) loans. The normalized net interest margin increased 24 basis points compared to an increase of 21 basis points on a GAAP basis in the first quarter of 2016 compared to the same quarter of the prior year. The normalized net interest spread increased 26 basis points compared to an increase of 21 basis points on a GAAP basis.

Average earning assets decreased $110.87 million, or 4.85%, during the first quarter of 2016 compared to the same quarter of the prior year primarily due to decreases in interest-bearing deposits with other banks. The normalized yield on earning assets increased 12 basis points compared to an increase of 7 basis points on a GAAP basis, which was largely due to the decrease in non-cash accretion income. The normalized yield on loans decreased 20 basis points compared to a decrease of 29 basis points on a GAAP basis. Non-cash accretion income decreased $296 thousand, or 16.98%, during the first quarter of 2016 compared to the same quarter of the prior year. We expect accretion income to continue to decline in future periods due to acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $149.59 million, or 8.31%, during the first quarter of 2016 compared to the same quarter of the prior year primarily due to the decline in average interest-bearing time deposit balances. The yield on interest-bearing liabilities decreased 14 basis points, which was largely due to a decrease in the average balance and rate of time deposits. Average interest-bearing deposits decreased $164.54 million, or 10.44%, which was driven by a $164.40 million, or 23.55%, decrease in average time deposits and a $9.22 million, or 2.62%, decrease in interest-bearing demand deposits offset by a $9.07 million, or 1.72%, increase in savings deposits, which include money market and savings accounts. Average borrowings increased $14.96 million, or 6.66%, which was driven by a $10.14 million, or 14.94%, increase in average retail repurchase agreements.

Provision for Loan Losses

Three-Month Comparison. The provision for loan losses is added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations increased $87 thousand, or 7.91%, during the first quarter of 2016 compared to the same quarter of the prior year, which included a $136 thousand increase in the non-PCI provision and a $49 thousand decrease in the PCI provision. The provision charged to operations included a $9 thousand benefit attributed to the Federal Deposit Insurance Corporation (“FDIC”) indemnification asset to reflect the indemnified portion of the post-acquisition exposure during the first quarter of 2016 compared to a $46 thousand benefit during the same quarter of the prior year. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

Noninterest income, all revenues not included in interest and fee income related to earning assets, comprised 27.24% of total net interest and noninterest income in the first quarter of 2016 compared to 24.70% in the same quarter of the prior year. The following table presents the components of, and changes in, noninterest income in the periods indicated:

	Three Months Ended March 31,		Three Months Ended
			Increase
	2016	2015	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$684	$666	$18	2.70%
Service charges on deposits	3,291	2,903	388	13.37%
Other service charges and fees	2,010	2,008	2	0.10%
Insurance commissions	2,191	2,127	64	3.01%
Net gain (loss) on sale of securities	1	(23)	24	-104.35%
Net FDIC indemnification asset amortization	(1,159)	(1,565)	406	-25.94%
Other operating income	885	720	165	22.92%

Total noninterest income	$7,903	$6,836	$1,067	15.61%

Three-Month Comparison. Noninterest income increased $1.07 million, or 15.61%, in the first quarter of 2016 compared to the same quarter of the prior year. The increase in wealth management revenues, which include fees and commissions for trust and investment advisory services, was due to FCWM. Service charges on deposits and other service charges and fees increased primarily from an increase in monthly service charges on checking accounts. Insurance commissions increased largely due to an increase in commissions from the sale of life and health policies. We realized a net gain of $1 thousand on the sale of securities during the first quarter of 2016. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Net negative amortization related to the FDIC indemnification asset decreased as a result of improved loss estimates and payoffs in the covered loan portfolio associated with the acquisition of Waccamaw Bank (“Waccamaw”). Other operating income increased primarily due to a $364 thousand gain on the sale of previously closed branches offset by property, plant, and equipment writedowns totaling $174 thousand.

Excluding the impact from sales of securities and branches, net FDIC indemnification asset amortization, and property writedowns, noninterest income increased $447 thousand, or 5.31%, to $8.87 million in the first quarter of 2016, compared to $8.42 million in the same quarter of the prior year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense in the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase (Decrease)	% Change
	2016	2015
(Amounts in thousands)
Salaries and employee benefits	$10,475	$9,693	$782	8.07%
Occupancy expense	1,531	1,534	(3)	-0.20%
Furniture and equipment expense	1,096	1,237	(141)	-11.40%
Amortization of intangibles	278	277	1	0.36%
FDIC premiums and assessments	374	415	(41)	-9.88%
Merger, acquisition, and divestiture expense	39	86	(47)	-54.65%
Other operating expense	5,021	4,538	483	10.64%

Total noninterest expense	$18,814	$17,780	$1,034	5.82%

Three-Month Comparison. Noninterest expense increased $1.03 million, or 5.82%, in the first quarter of 2016 compared to the same quarter of the prior year. Full-time equivalent employees, calculated using the number of hours worked, decreased to 660 as of March 31, 2016, from 669 as of March 31, 2015, primarily due to the sale of an insurance agency in 2015 and discontinuing secondary mortgage operations. Occupancy, furniture, and equipment expense decreased $144 thousand, or 5.20%, in the first quarter of 2016 compared to the same quarter of the prior year due to branch closures. We incurred expenses totaling $39 thousand related to the pending branch exchange with First Bank during the first quarter of 2016. The increase in other operating expense was primarily due to a $384 thousand increase in the net loss on sales and expenses related to other real estate owned (“OREO”) to $711 thousand compared to the same quarter of the prior year.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pretax income, may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies, which are both exempt from federal income tax. Income tax expense increased $92 thousand, or 3.24%, and the effective rate increased 24 basis points to 32.50% in the first quarter of 2016 compared to the same quarter of the prior year. The increase in the effective rate was largely due to an increase in taxable revenues as a percent of operating earnings.

Financial Condition

Total assets as of March 31, 2016, increased $8.01 million, or 0.33%, to $2.47 billion compared with $2.46 billion as of December 31, 2015. Total liabilities as of March 31, 2016, increased $13.40 million, or 0.63%, to $2.13 billion compared with $2.12 billion as of December 31, 2015.

Total stockholders’ equity as of March 31, 2016, decreased $5.39 million, or 1.57%, to $337.63 million compared to $343.02 million as of December 31, 2015. The change in stockholders’ equity was largely due to net income of $6.08 million, the repurchase of 487,739 shares of our common stock totaling $8.87 million, and dividends declared on our common stock of $2.51 million. Our book value per common share was $19.15 as of March 31, 2016, an increase of $0.20, or 1.06%, compared with $18.95 as of December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents as of March 31, 2016, decreased $12.20 million, or 23.56%, compared to December 31, 2015, primarily due to funding our non-covered loan portfolio growth and repurchasing common stock. Interest-bearing deposits in banks are primarily comprised of excess liquidity kept at correspondent banks bearing overnight market rates.

Investment Securities

Our investment securities are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral where required. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements.

Available-for-sale securities as of March 31, 2016, decreased $27.70 million, or 7.57%, compared to December 31, 2015, primarily due to the sale of certain mortgage-backed Agency securities. The market value of securities available for sale as a percentage of amortized cost was 97.99% as of March 31, 2016, compared to 98.33% as of December 31, 2015.

Held-to-maturity securities as of March 31, 2016, experienced a slight decrease of $56 thousand, or 0.08%, compared to December 31, 2015. The market value of securities held to maturity as a percentage of amortized cost was 100.63% as of March 31, 2016, compared to 99.93% as of December 31, 2015.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no credit-related OTTI charges in earnings associated with debt securities for the three months ended March 31, 2016 or 2015. We recognized no OTTI charges in earnings associated with equity securities for the three months ended March 31, 2016 or 2015. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of March 31, 2016, increased $55.89 million, or 3.27%, compared to December 31, 2015. Non-covered loans increased $62.39 million, or 3.84%, due to increased loan demand in the non-farm, non-residential segment of the loan portfolio during the first quarter of 2016. Covered loans decreased $6.50 million, or 7.82%, due to continued runoff in the covered Waccamaw portfolio. See Note 4, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Average loans increased $52.28 million, or 3.12%, for the quarter ended March 31, 2016, compared to the full year of 2015. The average loan to deposit ratio for the quarter ended March 31, 2016, was 92.99%, compared to 89.98% for the full year of 2015.

The following table presents loans, net of unearned income, with non-covered loans disaggregated by class as of the periods indicated:

	March 31, 2016		December 31, 2015		March 31, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$52,529	2.98%	$48,896	2.86%	$39,628	2.37%
Commercial and industrial	92,397	5.24%	88,903	5.21%	78,482	4.70%
Multi-family residential	111,388	6.32%	95,026	5.57%	97,295	5.82%
Single family non-owner occupied	151,595	8.60%	149,351	8.75%	137,436	8.22%
Non-farm, non-residential	521,471	29.59%	485,460	28.45%	463,035	27.71%
Agricultural	3,650	0.21%	2,911	0.17%	1,671	0.10%
Farmland	27,013	1.53%	27,540	1.61%	28,644	1.71%

Total commercial loans	960,043	54.47%	898,087	52.62%	846,191	50.63%
Consumer real estate loans
Home equity lines	106,444	6.04%	107,367	6.29%	109,158	6.53%
Single family owner occupied	497,530	28.23%	495,209	29.02%	491,317	29.40%
Owner occupied construction	40,892	2.32%	43,505	2.55%	35,324	2.12%

Total consumer real estate loans	644,866	36.59%	646,081	37.86%	635,799	38.05%
Consumer and other loans
Consumer loans	73,531	4.17%	72,000	4.22%	69,084	4.13%
Other	7,451	0.43%	7,338	0.43%	7,236	0.44%

Total consumer and other loans	80,982	4.60%	79,338	4.65%	76,320	4.57%

Total non-covered loans	1,685,891	95.66%	1,623,506	95.13%	1,558,310	93.25%
Total covered loans	76,538	4.34%	83,035	4.87%	112,724	6.75%

Total loans held for investment, net unearned income	1,762,429	100.00%	1,706,541	100.00%	1,671,034	100.00%
Less: allowance for loan losses	20,467		20,233		20,252

Total loans held for investment, net of unearned income and allowance	$1,741,962		$1,686,308		$1,650,782

Loans held for sale	$—		$—		$1,174

The following table presents covered loans disaggregated by class as of the periods indicated:

	March 31, 2016		December 31, 2015		March 31, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$6,129	8.01%	$6,303	7.59%	$10,410	9.23%
Commercial and industrial	1,020	1.33%	1,170	1.41%	2,371	2.10%
Multi-family residential	100	0.13%	640	0.77%	678	0.60%
Single family non-owner occupied	2,258	2.95%	2,674	3.22%	4,846	4.30%
Non-farm, non-residential	12,439	16.25%	14,065	16.94%	24,672	21.89%
Agricultural	34	0.04%	34	0.04%	42	0.04%
Farmland	632	0.83%	643	0.77%	697	0.62%

Total commercial loans	22,612	29.54%	25,529	30.74%	43,716	38.78%
Consumer real estate loans
Home equity lines	45,745	59.77%	48,565	58.49%	57,415	50.93%
Single family owner occupied	7,837	10.24%	8,595	10.35%	10,994	9.75%
Owner occupied construction	262	0.34%	262	0.32%	512	0.46%

Total consumer real estate loans	53,844	70.35%	57,422	69.16%	68,921	61.14%
Consumer and other loans
Consumer loans	82	0.11%	84	0.10%	87	0.08%

Total covered loans	$76,538	100.00%	$83,035	100.00%	$112,724	100.00%

Risk Elements

We seek to mitigate credit by adhering to specific underwriting practices and by ongoing monitoring of our loan portfolio. We track certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $4.0 million annually and at various times during the year. Smaller commercial and retail loans are sampled for review during the year.

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

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	March 31, 2016	December 31, 2015	March 31, 2015
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$16,196	$17,847	$15,387
Accruing loans past due 90 days or more	243	—	—
TDRs(1)	158	73	—

Total nonperforming loans	16,597	17,920	15,387
Non-covered OREO	5,313	4,873	7,032

Total non-covered nonperforming assets	$21,910	$22,793	$22,419

Covered nonperforming
Nonaccrual loans	$1,955	$647	$2,780
Accruing loans past due 90 days or more	—	—	60

Total nonperforming loans	1,955	647	2,840
Covered OREO	2,279	4,034	5,834

Total covered nonperforming assets	$4,234	$4,681	$8,674

Total nonperforming
Nonaccrual loans	$18,151	$18,494	$18,167
Accruing loans past due 90 days or more	243	—	60
TDRs(1)	158	73	—

Total nonperforming loans	18,552	18,567	18,227
OREO	7,592	8,907	12,866

Total nonperforming assets	$26,144	$27,474	$31,093

Additional Information
Performing TDRs(2)	$13,474	$13,889	$14,025
Total TDRs(3)	13,632	13,962	14,025

Non-covered ratios
Nonperforming loans to total loans	0.98%	1.10%	0.99%
Nonperforming assets to total assets	0.92%	0.96%	0.91%
Non-PCI allowance to nonperforming loans	123.17%	112.61%	130.88%
Non-PCI allowance to total loans	1.21%	1.24%	1.29%

Total ratios
Nonperforming loans to total loans	1.05%	1.09%	1.09%
Nonperforming assets to total assets	1.06%	1.12%	1.20%
Allowance for loan losses to nonperforming loans	110.32%	108.97%	111.11%
Allowance for loan losses to total loans	1.16%	1.19%	1.21%

(1)	TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $825 thousand and $923 thousand for the periods ended March 31, 2016, and December 31, 2015, respectively.
(2)	TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $377 thousand, $416 thousand, and $706 thousand for the periods ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.
(3)	Total TDRs exclude nonaccrual TDRs of $1.20 million, $1.34 million, and $706 thousand for the periods ended March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Non-covered nonperforming loans as a percent of total non-covered loans totaled 0.98% as of March 31, 2016, 1.10% as of December 31, 2015, and 0.99% as of March 31, 2015. Non-covered nonperforming assets as a percent of total non-covered assets totaled 0.92% as of March 31, 2016, 0.96% as of December 31, 2015, and 0.91% as of March 31, 2015.

Non-covered nonaccrual loans as of March 31, 2016, decreased $1.65 million, or 9.25%, from December 31, 2015, and increased $809 thousand, or 5.26%, from March 31, 2015. As of March 31, 2016, non-covered nonaccrual loans were largely attributed to single family owner occupied loans (42.84%) and non-farm, non-residential loans (39.82%). There were no non-covered nonaccrual loans attributed to performing loans acquired in business combinations as of March 31, 2016. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based upon management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, as of March 31, 2016, decreased $5.14 million, or 18.44%, to $22.74 million from December 31, 2015, and $3.18 million, or 12.28%, from March 31, 2015. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.35% as of March 31, 2016, which included loans past due (0.39%) and nonaccrual loans (0.96%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2016, decreased $330 thousand, or 2.36%, to $13.63 million from December 31, 2015, and decreased $393 thousand, or 2.80%, from March 31, 2015. Nonperforming accruing TDRs as of March 31, 2016, increased $85 thousand from December 31, 2015, and $158 thousand from March 31, 2015. Accruing nonperforming TDRs as a percent of total accruing TDRs totaled 1.16% as of March 31, 2016 and 0.52% as of December 31, 2015. There were no accruing nonperforming TDRs as of March 31, 2015. Specific reserves on TDRs totaled $590 thousand as of March 31, 2016, and December 31, 2015, and $482 thousand as of March 31, 2015.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $440 thousand, or 9.03%, as of March 31, 2016, from December 31, 2015, and decreased $1.72 million, or 24.45%, from March 31, 2015. As of March 31, 2016, non-covered OREO consisted of 43 properties with an average holding period of 7 months. The net loss on the sale of OREO totaled $662 thousand in the first quarter of 2016 compared to $177 thousand in the same quarter of the prior year. The following table details activity within OREO for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$4,873	$4,034	$8,907	$6,638	$6,324	$12,962
Additions	1,995	—	1,995	924	230	1,154
Disposals	(1,146)	(1,571)	(2,717)	(382)	(207)	(589)
Valuation adjustments	(409)	(184)	(593)	(148)	(513)	(661)

Ending balance	$5,313	$2,279	$7,592	$7,032	$5,834	$12,866

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates.

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations related to significant individual loans and credit relationships and general reserves related to loans not individually evaluated. Loans not individually evaluated are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. As of March 31, 2016, our qualitative risk factors continued to reflect a reduced risk of loan losses due to stable asset quality metrics offset by a slight increase in the risk of loan losses due to credit concentrations. Loans acquired in business combinations that are deemed impaired at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. As of March 31, 2016, our PCI loans were aggregated into the following loan pools: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. There were five PCI loan pools as of March 31, 2016, and six PCI loan pools as of December 31, 2015, and March 31, 2015. The cash flow analysis performed for the PCI loan pools identified two impaired pools as of March 31, 2016, December 31, 2015, and March 31, 2015. The PCI loan provision is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above, as well as “Significant Accounting Policies” in Note 1, “Basis of Presentation,” and Note 6, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of March 31, 2016, increased $234 thousand, or 1.16%, from December 31, 2015, due to a $264 thousand, or 1.31%, increase in the non-PCI allowance offset by a $30 thousand, or 55.56%, decrease in the PCI allowance. The non-PCI allowance as a percent of non-covered loans totaled 1.21% as of March 31, 2016, 1.24% at December 31, 2015, and 1.29% at March 31, 2015. A $9 thousand provision for loan losses was recorded through the FDIC indemnification asset in the first quarter of 2016, compared to a $46 thousand provision during the same quarter of the prior year. Net charge-offs decreased $159 thousand, or 14.18%, in the first quarter of 2016 compared to the same quarter of the prior year. The following table presents activity in our allowance for loan losses for the periods indicated:

	Three Months Ended March 31,
	2016			2015
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,179	$54	$20,233	$20,169	$58	$20,227
Provision for (recovery of) loan losses	1,226	(30)	1,196	1,090	56	1,146
Benefit attributable to the FDIC indemnification asset	—	(9)	(9)	—	(46)	(46)

Provision for (recovery of) loan losses charged to operations	1,226	(39)	1,187	1,090	10	1,100
Provision for loan losses recorded through the FDIC indemnification asset	—	9	9	—	46	46
Charge-offs	(1,228)	—	(1,228)	(1,578)	—	(1,578)
Recoveries	266	—	266	457	—	457

Net charge-offs	(962)	—	(962)	(1,121)	—	(1,121)

Ending balance	$20,443	$24	$20,467	$20,138	$114	$20,252

The loan portfolio continues to be monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. As of March 31, 2016, management considered the allowance to be adequate based upon analysis of the portfolio; however, no assurance can be made that additions to the allowance will not be required in future periods.

Deposits

Total deposits as of March 31, 2016, increased $1.41 million, or 0.08%, compared to December 31, 2015. Noninterest-bearing deposits increased $1.83 million and savings deposits, which include money market accounts and savings accounts, increased $23.50 million. Interest-bearing deposits decreased $3.55 million and time deposits decreased $20.37 million.

Borrowings

Total borrowings as of March 31, 2016, increased $14.05 million, or 6.40%, compared to December 31, 2015. Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements. The balance of federal funds purchased increased to $18.00 million and the weighted average contractual rate was 0.51% as of March 31, 2016, compared to no federal funds purchased as of December 31, 2015. The balance of retail repurchase agreements decreased $3.95 million, or 4.46%, and the weighted average rate decreased 6 basis points to 0.07%, as of March 31, 2016, compared to December 31, 2015.

Long-term borrowings generally consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; subordinated debt; and other obligations. The balance and weighted average contractual rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of March 31, 2016, compared to December 31, 2015. As of March 31, 2016, wholesale repurchase agreements had contractual maturities between nine months and three years. The balance and weighted average contractual rate of FHLB borrowings remained constants at $65.00 million and 4.04%, respectively, as of March 31, 2016, compared to December 31, 2015. As of March 31, 2016, FHLB borrowings had contractual maturities between one and five years. Subordinated debt consists of $15.46 million of junior subordinated debentures (“Debentures”) that were issued by the Company in October 2003 through the Trust with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Debentures mature in October 2033 and are currently callable at the option of the Company.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. There was no outstanding balance on the line of credit as of March 31, 2016, or December 31, 2015.

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

As of March 31, 2016, we maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $39.59 million, availability on federal funds lines with correspondent banks of $95.00 million, availability from the Federal Reserve Bank discount window of $9.09 million, unused borrowing capacity with the FHLB of $382.36 million, and unpledged available-for-sale securities of $115.93 million. Cash on hand and deposits with other financial institutions and lines of credit with correspondent banks and the Federal Reserve Bank are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Our approved lines of credit with correspondent banks are available as backup liquidity sources. Unused borrowing capacity with the FHLB is reported net of letters of credit held to secure public unit deposits. As of March 31, 2016, we provided letters of credit to public depositors with the FHLB totaling $22.69 million. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset.

As a holding company, the Company does not conduct significant operations. The Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. As of March 31, 2016, the Company’s liquid assets consisted of cash and investment securities totaling $10.89 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company also maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2016. There was no outstanding balance on the line of credit as of March 31, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. The Company’s required initial minimum capital ratios under Basel III include:

•	4.5% Common equity Tier 1 capital to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 leverage ratio

The following table presents our capital ratios as of the dates indicated:

	March 31, 2016	December 31, 2015
Common equity Tier 1 ratio
First Community Bancshares, Inc.	13.90%	14.54%
First Community Bank	13.32%	13.60%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	13.90%	14.73%
First Community Bank	13.32%	13.60%
Total risk-based capital ratio
First Community Bancshares, Inc.	15.12%	15.95%
First Community Bank	14.56%	14.82%
Tier 1 leverage ratio
First Community Bancshares, Inc.	10.00%	10.62%
First Community Bank	9.52%	9.77%

Our regulatory capital ratios as of March 31, 2016, decreased from the prior period primarily due to the phase-in of certain Basel III Capital Rules related to common equity Tier 1 deductions and an increase in risk-weighted assets. As of March 31, 2016, our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of March 31, 2016. A description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2015 Form 10-K.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2016	December 31, 2015
(Amounts in thousands)
Commitments to extend credit	$242,581	$235,302
Financial letters of credit	4,485	4,485
Performance letters of credit	3,071	3,280

Total off-balance sheet risk	$250,137	$243,067

Reserve for unfunded commitments	$326	$326

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. As of March 31, 2016, the Federal Open Market Committee maintained a target range for federal funds of 25 to 50 basis points, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

	March 31, 2016		December 31, 2015
(Amounts in thousands, except basis points) Increase (Decrease) in Interest Rates in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change

300	$776	0.9%	$(1,162)	-1.4%
200	607	0.7%	(694)	-0.9%
100	249	0.3%	(409)	-0.5%
(100)	(2,208)	-2.6%	(1,813)	-2.2%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2016, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

A description of the Company’s risk factors is included in Part I, Item 1A, “Risk Factors,” of our 2015 Form 10-K. Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, our risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes from the risk factors previously disclosed in our 2015 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

January 1-31, 2016	143,305	$17.83	143,305	1,573,994
February 1-29, 2016	197,620	17.81	197,620	1,376,374
March 1-31, 2016	146,814	18.89	146,814	1,249,232

Total	487,739	$18.14	487,739

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 3,750,768 shares in treasury as of March 31, 2016.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and First Bank. (34)

2.2	Purchase and Assumption Agreement between First Bank and First Community Bank. (35)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (7) and Plan. (8)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (9)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (10)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (20) and Waiver Agreement. (27)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (11), Amendment #1 (12), and Amendment #2. (30)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (13)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated. (14)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (15)

10.9**	Form of Indemnification Agreement between First Community Bancshares, Inc., its Directors, and Certain Executive Officers. (16)

10.10**	Form of Indemnification Agreement between First Community Bank, its Directors, and Certain Executive Officers. (16)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (17) and Stock Award Agreement. (18)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (29)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (19)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (21)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (22)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (23)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015. (24)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (25)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (33)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (26)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (31)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (32)

11	Statement Regarding Computation of Earnings per Share. (28)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016, (Unaudited), and December 31, 2015; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2016 and 2015 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 23, 2016, filed on February 25, 2016.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on March 31, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(8)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(9)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004.
(10)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(12)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(13)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.

(14)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(15)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(16)	Incorporated by reference from Exhibit 10.1 and Exhibit 10.2 of the Current Report on Form 8-K dated February 25, 2014, filed on March 3, 2014.
(17)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(18)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(19)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(20)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(21)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(22)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(24)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(26)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(27)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(28)	Incorporated by reference from Note 15 of the Notes to Condensed Consolidated Financial Statements included herein.
(29)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(30)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(31)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(32)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(33)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(34)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated March 3, 2016, filed on March 4, 2016.
(35)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated March 3, 2016, filed on March 4, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 6th day of May, 2016.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2016, (Unaudited), and December 31, 2015; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2016 and 2015; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).