Form 10-Q
period 2016-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2016-08-03
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Class – Common Stock, $1.00 Par Value; 17,047,512 shares outstanding as of July 29, 2016

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended June 30, 2016

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$41,615	$37,383
Federal funds sold	1,520	13,498
Interest-bearing deposits in banks	1,166	906

Total cash and cash equivalents	44,301	51,787
Securities available for sale	322,699	366,173
Securities held to maturity	72,239	72,541
Loans held for investment, net of unearned income
Non-covered	1,733,398	1,623,506
Covered	68,585	83,035
Less allowance for loan losses	(21,099)	(20,233)

Loans held for investment, net	1,780,884	1,686,308
FDIC indemnification asset	16,431	20,844
Premises and equipment, net	50,199	52,756
Other real estate owned, non-covered	4,187	4,873
Other real estate owned, covered	2,017	4,034
Interest receivable	6,115	6,007
Goodwill	100,486	100,486
Other intangible assets	4,688	5,243
Other assets	91,082	91,224

Total assets	$2,495,328	$2,462,276

Liabilities
Deposits
Noninterest-bearing	$451,003	$451,511
Interest-bearing	1,373,412	1,421,748

Total deposits	1,824,415	1,873,259
Interest, taxes, and other liabilities	25,553	26,630
Federal funds purchased	42,000	—
Securities sold under agreements to repurchase	113,392	138,614
FHLB borrowings	140,000	65,000
Other borrowings	15,756	15,756

Total liabilities	2,161,116	2,119,259

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; no shares outstanding at June 30, 2016, and December 31, 2015	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at June 30, 2016, and December 31, 2015; 4,226,457 and 3,283,638 shares in treasury at June 30, 2016, and December 31, 2015, respectively	21,382	21,382
Additional paid-in capital	227,791	227,692
Retained earnings	163,030	155,647
Treasury stock, at cost	(74,974)	(56,457)
Accumulated other comprehensive loss	(3,017)	(5,247)

Total stockholders’ equity	334,212	343,017

Total liabilities and stockholders’ equity	$2,495,328	$2,462,276

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$22,237	$21,826	$43,810	$43,740
Interest on securities — taxable	972	1,070	1,991	2,105
Interest on securities — tax-exempt	919	1,003	1,857	2,019
Interest on deposits in banks	9	80	29	213

Total interest income	24,137	23,979	47,687	48,077
Interest expense
Interest on deposits	1,087	1,562	2,201	3,292
Interest on short-term borrowings	549	499	1,065	989
Interest on long-term debt	810	848	1,619	1,887

Total interest expense	2,446	2,909	4,885	6,168

Net interest income	21,691	21,070	42,802	41,909
Provision for loan losses	722	276	1,909	1,376

Net interest income after provision for loan losses	20,969	20,794	40,893	40,533
Noninterest income
Wealth management	810	775	1,494	1,441
Service charges on deposits	3,361	3,507	6,652	6,410
Other service charges and fees	2,054	2,005	4,064	4,013
Insurance commissions	1,600	1,559	3,791	3,686
Impairment losses on securities	(11)	—	(11)	—
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(11)	—	(11)	—
Net (loss) gain on sale of securities	(79)	213	(78)	190
Net FDIC indemnification asset amortization	(1,328)	(1,846)	(2,487)	(3,411)
Other operating income	623	1,924	1,508	2,644

Total noninterest income	7,030	8,137	14,933	14,973
Noninterest expense
Salaries and employee benefits	10,198	9,693	20,673	19,386
Occupancy expense	1,359	1,427	2,890	2,961
Furniture and equipment expense	1,109	1,358	2,205	2,595
Amortization of intangibles	277	279	555	556
FDIC premiums and assessments	372	389	746	804
FHLB debt prepayment fees	—	1,702	—	1,702
Merger, acquisition, and divestiture expense	410	—	449	86
Other operating expense	4,997	5,441	10,018	9,979

Total noninterest expense	18,722	20,289	37,536	38,069

Income before income taxes	9,277	8,642	18,290	17,437
Income tax expense	3,022	2,467	5,951	5,304

Net income	6,255	6,175	12,339	12,133
Dividends on preferred stock	—	—	—	105

Net income available to common shareholders	$6,255	$6,175	$12,339	$12,028

Earnings per common share
Basic	$0.36	$0.33	$0.70	$0.64
Diluted	0.36	0.33	0.70	0.64
Cash dividends per common share	0.14	0.13	0.28	0.26
Weighted average shares outstanding
Basic	17,414,320	18,831,907	17,636,783	18,733,288
Diluted	17,462,845	18,860,284	17,675,128	19,095,408

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$6,255	$6,175	$12,339	$12,133
Other comprehensive income (loss), before tax
Available-for-sale securities:
Change in net unrealized gains (losses) on securities without other-than-temporary impairment	4,119	(2,440)	3,397	(823)
Reclassification adjustment for net losses (gains) recognized in net income	79	(213)	78	(190)
Reclassification adjustment for credit-related other-than-temporary impairment losses recognized in net income	11	—	11	—

Net unrealized gains (losses) on available-for-sale securities	4,209	(2,653)	3,486	(1,013)
Employee benefit plans:
Net actuarial (loss) gain	71	1	(54)	(97)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	65	81	136	163

Net unrealized gains on employee benefit plans	136	82	82	66

Other comprehensive income (loss), before tax	4,345	(2,571)	3,568	(947)
Income tax (expense) benefit	(1,629)	964	(1,338)	354

Other comprehensive income (loss), net of tax	2,716	(1,607)	2,230	(593)

Total comprehensive income	$8,971	$4,568	$14,569	$11,540

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	12,133	—	—	12,133
Other comprehensive loss	—	—	—	—	—	(593)	(593)
Common dividends declared — $0.26 per share	—	—	—	(4,856)	—	—	(4,856)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	43	—	—	—	43
Common stock options exercised — 3,000 shares	—	—	(10)	—	51	—	41
Restricted stock awards — 21,590 shares	—	—	(192)	—	367	—	175
Issuance of treasury stock to 401(k) plan — 12,968 shares	—	—	—	—	220	—	220
Purchase of treasury shares — 684,407 shares at $16.78 per share	—	—	—	—	(11,497)	—	(11,497)

Balance June 30, 2015	$—	$21,382	$227,616	$148,378	$(46,610)	$(6,198)	$344,568

Balance January 1, 2016	$—	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	—	—	—	12,339	—	—	12,339
Other comprehensive income	—	—	—	—	—	2,230	2,230
Common dividends declared — $0.28 per share	—	—	—	(4,956)	—	—	(4,956)
Equity-based compensation expense	—	—	75	—	—	—	75
Common stock options exercised — 11,572 shares	—	—	(23)	—	202	—	179
Restricted stock awards — 15,020 shares	—	—	24	—	260	—	284
Issuance of treasury stock to 401(k) plan — 12,140 shares	—	—	23	—	212	—	235
Purchase of treasury shares — 981,551 shares at $19.52 per share	—	—	—	—	(19,191)	—	(19,191)

Balance June 30, 2016	$—	$21,382	$227,791	$163,030	$(74,974)	$(3,017)	$334,212

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2016	2015
Operating activities
Net income	$12,339	$12,133
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,909	1,376
Depreciation and amortization of property, plant, and equipment	1,841	2,109
Amortization of premiums on investments, net	1,763	5,477
Amortization of FDIC indemnification asset, net	2,487	3,411
Amortization of intangible assets	555	556
Gain on sale of loans, net	—	(263)
Equity-based compensation expense	75	43
Restricted stock awards	284	175
Issuance of treasury stock to 401(k) plan	235	220
Loss on sale of property, plant, and equipment, net	340	18
Loss on sale of other real estate	1,278	659
Loss (gain) on sale of securities	78	(190)
Net impairment losses recognized in earnings	11	—
FHLB debt prepayment fees	—	1,702
Proceeds from sale of mortgage loans	—	10,753
Originations of mortgage loans	—	(9,611)
(Increase) decrease in accrued interest receivable	(108)	196
Decrease in other operating activities	2,296	658

Net cash provided by operating activities	25,383	29,422
Investing activities
Proceeds from sale of securities available for sale	26,479	266
Proceeds from maturities, prepayments, and calls of securities available for sale	19,838	13,105
Proceeds from maturities and calls of securities held to maturity	190	190
Payments to acquire securities available for sale	(1,174)	(69,712)
Payments to acquire securities held to maturity	—	(15,003)
(Originations of) proceeds from loans, net	(98,565)	17,355
(Payments for) proceeds from FHLB stock, net	(4,842)	1,279
Cash paid in mergers, acquisitions, and divestitures, net	—	(88)
Proceeds from the FDIC	2,573	1,805
Proceeds from sale of (payments to acquire) property, plant, and equipment, net	160	(530)
Proceeds from sale of other real estate	3,506	2,868

Net cash used in investing activities	(51,835)	(48,465)
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(508)	6,709
Decrease in interest-bearing deposits, net	(48,336)	(87,247)
Increase in federal funds purchased	42,000	—
(Repayments of) proceeds from securities sold under agreements to repurchase, net	(25,222)	416
Proceeds from (repayments of) FHLB and other borrowings, net	75,000	(27,000)
Redemption of preferred stock	—	(2,367)
Proceeds from stock options exercised	179	41
Excess tax benefit from equity-based compensation	—	5
Payments for repurchase of treasury stock	(19,191)	(11,497)
Payments of common dividends	(4,956)	(4,856)
Payments of preferred dividends	—	(219)

Net cash provided by (used in) financing activities	18,966	(126,015)

Net decrease in cash and cash equivalents	(7,486)	(145,058)
Cash and cash equivalents at beginning of period	51,787	237,660

Cash and cash equivalents at end of period	$44,301	$92,602

Supplemental transactions — noncash items
Transfer of loans to other real estate	$2,123	$3,411
Loans originated to finance other real estate	42	37

Supplemental disclosure — cash flow information
Cash paid for interest	4,926	6,404
Cash paid for income taxes	1,300	6,900

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.	Basis of Presentation

General

First Community Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bluefield, Virginia that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution. The Bank operates 48 branches in 4 states under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Company offers personal and commercial insurance products and services from 9 locations through its wholly owned subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”), which is headquartered in High Point, North Carolina. Greenpoint operates under the Greenpoint name and under the trade name First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division and FCWM managed $770 million in combined assets as of June 30, 2016. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent. The Company reported consolidated assets of $2.50 billion as of June 30, 2016. The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services. Unless the context suggests otherwise, the term “Company” refers to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

The Company prepared the accompanying unaudited condensed consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The Company eliminated all significant intercompany balances and transactions in consolidation and, in management’s option, made all adjustments, including normal recurring accruals, necessary for a fair presentation. Assets held in an agency or fiduciary capacity are not assets of the Company and are not included in the Company’s consolidated balance sheets. Operating results for the interim period are not necessarily indicative of the results that may be expected for the full calendar year.

The condensed consolidated balance sheet as of December 31, 2015, has been derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K (the “2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2016. Certain information and footnote disclosures normally included in annual consolidated financial statements were omitted in accordance with standards for the preparation of interim consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2015 Form 10-K.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” The new guidance is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. We are currently evaluating the potential impact of ASU 2016-13 on our financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Reclassifications and Corrections

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or cash flow.

Note 2.	Acquisitions and Divestitures

On July 15, 2016, the Company completed the previously announced branch exchange with First Bank, North Carolina, pursuant to which the Bank swapped a portion of its North Carolina branch network for First Bank’s Virginia branch network. Under the agreements, the Bank acquired seven branches in Southwestern Virginia with deposits totaling approximately $134 million and exchanged six branches in the Winston-Salem and Mooresville areas of North Carolina with deposits totaling approximately $111 million. Additionally, the swap included approximately $154 million of loans. The branch exchange complements the Bank’s 2014 acquisition of seven branches from Bank of America. The net impact of the branch exchange is immaterial to the Company’s consolidated financial statements.

Note 3.	Investment Securities

The following tables present the amortized cost and aggregate fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2016
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$29,938	$228	$(57)	$30,109
Municipal securities	121,580	6,043	(8)	127,615
Single issue trust preferred securities	55,912	—	(9,246)	46,666
Corporate securities	65,116	—	(30)	65,086
Mortgage-backed Agency securities	52,829	407	(86)	53,150
Equity securities	55	18	—	73

Total securities available for sale	$325,430	$6,696	$(9,427)	$322,699

	December 31, 2015
(Amounts in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Agency securities	$31,414	$39	$(751)	$30,702
Municipal securities	124,880	4,155	(357)	128,678
Single issue trust preferred securities	55,882	—	(8,050)	47,832
Corporate securities	70,571	—	(238)	70,333
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	84,576	155	(1,175)	83,556
Equity securities	66	6	—	72

Total securities available for sale	$372,389	$4,355	$(10,571)	$366,173

The following tables present the amortized cost and aggregate fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2016
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$61,799	$420	$—	$62,219
Corporate securities	10,440	147	—	10,587

Total securities held to maturity	$72,239	$567	$—	$72,806

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$61,863	$75	$(106)	$61,832
Municipal securities	190	3	—	193
Corporate securities	10,488	—	(23)	10,465

Total securities held to maturity	$72,541	$78	$(129)	$72,490

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2016
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$66,702	$66,684
Due after one year but within five years	3,118	3,189
Due after five years but within ten years	91,013	95,908
Due after ten years	111,713	103,695

	272,546	269,476
Mortgage-backed securities	52,829	53,150
Equity securities	55	73

Total securities available for sale	$325,430	$322,699

Held-to-maturity securities
Due within one year	$46,890	$46,948
Due after one year but within five years	25,349	25,858
Due after five years but within ten years	—	—
Due after ten years	—	—

Total securities held to maturity	$72,239	$72,806

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$—	$—	$11,527	$(57)	$11,527	$(57)
Municipal securities	—	—	767	(8)	767	(8)
Single issue trust preferred securities	—	—	46,666	(9,246)	46,666	(9,246)
Corporate securities	36,025	(13)	29,061	(17)	65,086	(30)
Mortgage-backed Agency securities	1,504	(4)	15,967	(82)	17,471	(86)

Total	$37,529	$(17)	$103,988	$(9,410)	$141,517	$(9,427)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$4,441	$(5)	$23,922	$(746)	$28,363	$(751)
Municipal securities	8,126	(48)	10,393	(309)	18,519	(357)
Single issue trust preferred securities	—	—	47,832	(8,050)	47,832	(8,050)
Corporate securities	70,333	(238)	—	—	70,333	(238)
Mortgage-backed Agency securities	27,050	(253)	37,291	(922)	64,341	(1,175)

Total	$109,950	$(544)	$119,438	$(10,027)	$229,388	$(10,571)

There were no unrealized losses on held-to-maturity securities as of June 30, 2016. The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2015.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$43,723	$(106)	$—	$—	$43,723	$(106)
Corporate securities	6,851	(23)	—	—	6,851	(23)

Total	$50,574	$(129)	$—	$—	$50,574	$(129)

There were 38 individual securities in an unrealized loss position as of June 30, 2016, and their combined depreciation in value represented 2.39% of the investment securities portfolio. There were 107 individual securities in an unrealized loss position as of December 31, 2015, and their combined depreciation in value represented 2.44% of the investment securities portfolio.

The following table presents gross realized gains and losses from the sale of available-for-sale securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands)	2016	2015	2016	2015
Gross realized gains	$9	$251	$141	$266
Gross realized losses	(88)	(38)	(219)	(76)

Net (loss) gain on sale of securities	$(79)	$213	$(78)	$190

The carrying amount of securities pledged for various purposes totaled $179.58 million as of June 30, 2016, and $236.73 million as of December 31, 2015.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). Debt securities not beneficially owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, single issue trust preferred securities, corporate securities, and certificates of deposit. For debt securities not beneficially owned, the Company analyzes factors such as the impairment’s severity and duration, adverse conditions within the issuing industry, prospects for the issuer, security performance, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, the Company calculates the security’s present value to determine the amount of OTTI. The security is then written down to its current present value and the Company calculates and records the amount of the loss due to credit factors in earnings through noninterest income and the amount due to other factors in stockholders’ equity through other comprehensive income (“OCI”). Temporary impairment on these securities is primarily due to changes in benchmark interest rates, changes in pricing in the credit markets, destabilization in foreign markets, and other current economic factors. During the three and six months ended June 30, 2016 and 2015, the Company incurred no OTTI charges on debt securities not beneficially owned.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three and six months ended June 30, 2016, the Company incurred OTTI charges related to certain equity holdings of $11 thousand. During the three and six months ended June 30, 2015, the Company incurred no OTTI charges on equity holdings.

Note 4.	Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. The following table presents loans, net of unearned income and disaggregated by class, as of the periods indicated:

	June 30, 2016		December 31, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$58,971	3.27%	$48,896	2.86%
Commercial and industrial	92,791	5.15%	88,903	5.21%
Multi-family residential	109,651	6.08%	95,026	5.57%
Single family non-owner occupied	153,308	8.51%	149,351	8.75%
Non-farm, non-residential	549,771	30.51%	485,460	28.45%
Agricultural	4,421	0.25%	2,911	0.17%
Farmland	27,515	1.53%	27,540	1.61%

Total commercial loans	996,428	55.30%	898,087	52.62%
Consumer real estate loans
Home equity lines	106,517	5.91%	107,367	6.29%
Single family owner occupied	504,057	27.97%	495,209	29.02%
Owner occupied construction	43,186	2.40%	43,505	2.55%

Total consumer real estate loans	653,760	36.28%	646,081	37.86%
Consumer and other loans
Consumer loans	75,703	4.20%	72,000	4.22%
Other	7,507	0.42%	7,338	0.43%

Total consumer and other loans	83,210	4.62%	79,338	4.65%

Total non-covered loans	1,733,398	96.20%	1,623,506	95.13%
Total covered loans	68,585	3.80%	83,035	4.87%

Total loans held for investment, net of unearned income	$1,801,983	100.00%	$1,706,541	100.00%

Customer overdrafts reclassified as loans totaled $1.52 million as of June 30, 2016, and $1.24 million as of December 31, 2015. Deferred loan fees totaled $4.08 million as of June 30, 2016, and $3.78 million as of December 31, 2015. For information concerning off-balance sheet financing, see Note 14, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents the covered loan portfolio, disaggregated by class, as of the dates indicated:

(Amounts in thousands)	June 30, 2016	December 31, 2015
Commercial loans
Construction, development, and other land	$5,487	$6,303
Commercial and industrial	973	1,170
Multi-family residential	74	640
Single family non-owner occupied	1,866	2,674
Non-farm, non-residential	9,570	14,065
Agricultural	26	34
Farmland	618	643

Total commercial loans	18,614	25,529
Consumer real estate loans
Home equity lines	42,254	48,565
Single family owner occupied	7,432	8,595
Owner occupied construction	204	262

Total consumer real estate loans	49,890	57,422
Consumer and other loans
Consumer loans	81	84

Total covered loans	$68,585	$83,035

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and aggregates purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. The following table presents the carrying and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	June 30, 2016		December 31, 2015
(Amounts in thousands)	Carrying Balance	Unpaid Principal Balance	Carrying Balance	Unpaid Principal Balance
Peoples Bank of Virginia	$6,390	$10,496	$6,681	$11,249
Waccamaw Bank	28,965	53,698	34,707	63,151
Other acquired	1,200	1,243	1,254	1,297

Total PCI Loans	$36,555	$65,437	$42,642	$75,697

The following tables present the activity in the accretable yield on PCI loans, by acquisition, for the periods indicated:

	Six Months Ended June 30, 2016
(Amounts in thousands)	Peoples	Waccamaw	Total
Beginning balance	$3,589	$26,109	$29,698
Accretion	(719)	(3,186)	(3,905)
Reclassifications from nonaccretable difference	(194)	147	(47)
Removals, extensions, and other events, net	1,772	182	1,954

Ending balance	$4,448	$23,252	$27,700

	Six Months Ended June 30, 2015
(Amounts in thousands)	Peoples	Waccamaw	Total
Beginning balance	$4,745	$19,048	$23,793
Additions	—	2	2
Accretion	(1,169)	(2,860)	(4,029)
Reclassifications from nonaccretable difference	1,106	2,445	3,551
Removals, extensions, and other events, net	(735)	(807)	(1,542)

Ending balance	$3,947	$17,828	$21,775

Note 5.	Credit Quality

The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process. The general characteristics of each risk grade are as follows:

•	Pass — This grade is assigned to loans with acceptable credit quality and risk. The Company further segments this grade based on borrower characteristics that include capital strength, earnings stability, liquidity leverage, and industry conditions.

•	Special Mention — This grade is assigned to loans that require an above average degree of supervision and attention. These loans have the characteristics of an asset with acceptable credit quality and risk; however, adverse economic or financial conditions exist that create potential weaknesses deserving of management’s close attention. If potential weaknesses are not corrected, the prospect of repayment may worsen.

•	Substandard — This grade is assigned to loans that have well defined weaknesses that may make payment default, or principal exposure, possible. These loans will likely be dependent on collateral liquidation, secondary repayment sources, or events outside the normal course of business to meet repayment terms.

•	Doubtful — This grade is assigned to loans on nonaccrual status. These loans have the weaknesses inherent in substandard loans; however, the weaknesses are so severe that collection or liquidation in full is unlikely based on current facts, conditions, and values. Due to certain specific pending factors, the amount of loss cannot yet be determined.

•	Loss — This grade is assigned to loans that will be charged off or charged down when payments, including the timing and value of payments, are uncertain. This risk grade does not imply that the asset has no recovery or salvage value, but simply means that it is not practical or desirable to defer writing off, either all or a portion of, the loan balance even though partial recovery may be realized in the future.

The following tables present the recorded investment of the loan portfolio, disaggregated by class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%; therefore, covered loans are disclosed separately.

	June 30, 2016
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$57,254	$976	$741	$—	$—	$58,971
Commercial and industrial	87,974	3,575	1,242	—	—	92,791
Multi-family residential	100,210	8,593	848	—	—	109,651
Single family non-owner occupied	142,725	4,328	6,255	—	—	153,308
Non-farm, non-residential	523,062	16,241	9,601	867	—	549,771
Agricultural	4,373	48	—	—	—	4,421
Farmland	25,098	1,911	506	—	—	27,515
Consumer real estate loans
Home equity lines	103,855	1,015	1,647	—	—	106,517
Single family owner occupied	477,588	6,232	19,725	512	—	504,057
Owner occupied construction	42,474	—	712	—	—	43,186
Consumer and other loans
Consumer loans	75,475	42	186	—	—	75,703
Other	7,507	—	—	—	—	7,507

Total non-covered loans	1,647,595	42,961	41,463	1,379	—	1,733,398

Covered loans
Commercial loans
Construction, development, and other land	3,163	1,237	1,087	—	—	5,487
Commercial and industrial	954	—	19	—	—	973
Multi-family residential	—	—	74	—	—	74
Single family non-owner occupied	1,488	66	312	—	—	1,866
Non-farm, non-residential	7,612	697	1,261	—	—	9,570
Agricultural	26	—	—	—	—	26
Farmland	345	—	273	—	—	618
Consumer real estate loans
Home equity lines	16,029	25,424	801	—	—	42,254
Single family owner occupied	4,132	1,910	1,390	—	—	7,432
Owner occupied construction	107	—	97	—	—	204
Consumer and other loans
Consumer loans	81	—	—	—	—	81

Total covered loans	33,937	29,334	5,314	—	—	68,585

Total loans	$1,681,532	$72,295	$46,777	$1,379	$—	$1,801,983

	December 31, 2015
(Amounts in thousands)	Pass	Special Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$46,816	$974	$1,106	$—	$—	$48,896
Commercial and industrial	87,223	663	1,017	—	—	88,903
Multi-family residential	81,168	12,969	889	—	—	95,026
Single family non-owner occupied	139,680	3,976	5,695	—	—	149,351
Non-farm, non-residential	454,906	15,170	15,384	—	—	485,460
Agricultural	2,886	25	—	—	—	2,911
Farmland	25,855	1,427	258	—	—	27,540
Consumer real estate loans
Home equity lines	104,897	1,083	1,387	—	—	107,367
Single family owner occupied	468,155	6,686	20,368	—	—	495,209
Owner occupied construction	42,783	—	722	—	—	43,505
Consumer and other loans
Consumer loans	71,685	61	254	—	—	72,000
Other	7,338	—	—	—	—	7,338

Total non-covered loans	1,533,392	43,034	47,080	—	—	1,623,506

Covered loans
Commercial loans
Construction, development, and other land	3,908	1,261	1,134	—	—	6,303
Commercial and industrial	1,144	4	22	—	—	1,170
Multi-family residential	460	—	180	—	—	640
Single family non-owner occupied	1,808	457	409	—	—	2,674
Non-farm, non-residential	9,192	2,044	2,829	—	—	14,065
Agricultural	34	—	—	—	—	34
Farmland	364	—	279	—	—	643
Consumer real estate loans
Home equity lines	17,893	29,823	849	—	—	48,565
Single family owner occupied	5,102	1,963	1,530	—	—	8,595
Owner occupied construction	112	51	99	—	—	262
Consumer and other loans
Consumer loans	84	—	—	—	—	84

Total covered loans	40,101	35,603	7,331	—	—	83,035

Total loans	$1,573,493	$78,637	$54,411	$—	$—	$1,706,541

The Company identifies loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. If the Company determines that it is probable all principal and interest amounts contractually due will not be collected, the loan is generally deemed impaired.

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the periods indicated:

	June 30, 2016			December 31, 2015
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Recorded Investment	Unpaid Principal Balance	Related Allowance
Impaired loans with no related allowance
Commercial loans
Single family non-owner occupied	$457	$457	$—	$782	$783	$—
Non-farm, non-residential	4,747	4,747	—	8,427	8,427	—
Consumer real estate loans
Single family owner occupied	724	766	—	1,975	2,067	—
Owner occupied construction	343	353	—	—	—	—

Total impaired loans with no allowance	6,271	6,323	—	11,184	11,277	—

Impaired loans with a related allowance
Commercial loans
Single family non-owner occupied	678	680	108	619	623	124
Non-farm, non-residential	5,300	5,319	1,518	5,667	5,673	1,568
Consumer real estate loans
Single family owner occupied	4,549	4,593	760	4,899	4,907	672
Owner occupied construction	—	—	—	349	355	7

Total impaired loans with an allowance	10,527	10,592	2,386	11,534	11,558	2,371

Total impaired loans	$16,798	$16,915	$2,386	$22,718	$22,835	$2,371

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
(Amounts in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Impaired loans with no related allowance
Commercial loans
Single family non-owner occupied	$456	$7	$463	$7	$617	$15	$461	$16
Non-farm, non-residential	4,757	52	8,831	63	6,374	121	8,812	146
Consumer real estate loans
Single family owner occupied	726	—	2,741	16	665	—	3,190	34
Owner occupied construction	343	—	352	5	171	—	176	5

Total impaired loans with no allowance	6,282	59	12,387	91	7,827	136	12,639	201

Impaired loans with a related allowance
Commercial loans
Single family non-owner occupied	677	6	684	10	517	13	523	17
Non-farm, non-residential	5,307	82	4,738	96	5,333	170	4,401	174
Consumer real estate loans
Single family owner occupied	4,550	29	2,754	21	4,755	67	2,564	39
Owner occupied construction	—	—	—	—	173	—	—	—

Total impaired loans with an allowance	10,534	117	8,176	127	10,778	250	7,488	230

Total impaired loans	$16,816	$176	$20,563	$218	$18,605	$386	$20,127	$431

The following tables present information on impaired PCI loan pools as of the dates, and for the periods, indicated:

(Amounts in thousands, except impaired pools)	June 30, 2016	December 31, 2015
Unpaid principal balance	$1,120	$3,759
Recorded investment	1,122	2,834
Allowance for loan losses related to PCI loan pools	12	54

Impaired PCI loan pools	1	2

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest income recognized	$35	$87	$118	$177
Average recorded investment	2,666	3,462	2,728	3,677

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2016			December 31, 2015
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$19	$20	$39	$39	$54	$93
Commercial and industrial	227	15	242	—	16	16
Multi-family residential	65	—	65	84	—	84
Single family non-owner occupied	1,172	27	1,199	1,850	29	1,879
Non-farm, non-residential	6,554	37	6,591	7,150	39	7,189
Farmland	141	—	141	234	—	234
Consumer real estate loans
Home equity lines	853	383	1,236	825	413	1,238
Single family owner occupied	7,202	198	7,400	7,245	96	7,341
Owner occupied construction	343	—	343	349	—	349
Consumer and other loans
Consumer loans	50	—	50	71	—	71

Total nonaccrual loans	$16,626	$680	$17,306	$17,847	$647	$18,494

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $64 thousand as of June 30, 2016. No non-covered accruing loans were contractually past due 90 days or more as of December 31, 2015.

	June 30, 2016
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$39	$15	$—	$54	$58,917	$58,971
Commercial and industrial	303	79	135	517	92,274	92,791
Multi-family residential	297	—	65	362	109,289	109,651
Single family non-owner occupied	460	202	996	1,658	151,650	153,308
Non-farm, non-residential	723	263	2,311	3,297	546,474	549,771
Agricultural	—	—	—	—	4,421	4,421
Farmland	92	69	—	161	27,354	27,515
Consumer real estate loans
Home equity lines	380	186	706	1,272	105,245	106,517
Single family owner occupied	2,406	1,436	3,485	7,327	496,730	504,057
Owner occupied construction	556	—	—	556	42,630	43,186
Consumer and other loans
Consumer loans	407	58	22	487	75,216	75,703
Other	—	—	—	—	7,507	7,507

Total non-covered loans	5,663	2,308	7,720	15,691	1,717,707	1,733,398

Covered loans
Commercial loans
Construction, development, and other land	46	41	20	107	5,380	5,487
Commercial and industrial	—	—	—	—	973	973
Multi-family residential	—	—	—	—	74	74
Single family non-owner occupied	27	—	—	27	1,839	1,866
Non-farm, non-residential	—	—	—	—	9,570	9,570
Agricultural	—	—	—	—	26	26
Farmland	—	—	—	—	618	618
Consumer real estate loans
Home equity lines	116	69	210	395	41,859	42,254
Single family owner occupied	81	40	75	196	7,236	7,432
Owner occupied construction	—	—	—	—	204	204
Consumer and other loans
Consumer loans	—	—	—	—	81	81

Total covered loans	270	150	305	725	67,860	68,585

Total loans	$5,933	$2,458	$8,025	$16,416	$1,785,567	$1,801,983

	December 31, 2015
(Amounts in thousands)	30 - 59 Days Past Due	60 - 89 Days Past Due	90+ Days Past Due	Total Past Due	Current Loans	Total Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$—	$—	$39	$39	$48,857	$48,896
Commercial and industrial	281	66	—	347	88,556	88,903
Multi-family residential	302	76	84	462	94,564	95,026
Single family non-owner occupied	748	120	929	1,797	147,554	149,351
Non-farm, non-residential	347	676	4,940	5,963	479,497	485,460
Agricultural	—	—	—	—	2,911	2,911
Farmland	585	11	234	830	26,710	27,540
Consumer real estate loans
Home equity lines	668	195	468	1,331	106,036	107,367
Single family owner occupied	6,122	1,943	3,191	11,256	483,953	495,209
Owner occupied construction	—	—	—	—	43,505	43,505
Consumer and other loans
Consumer loans	278	71	23	372	71,628	72,000
Other	—	—	—	—	7,338	7,338

Total non-covered loans	9,331	3,158	9,908	22,397	1,601,109	1,623,506

Covered loans
Commercial loans
Construction, development, and other land	96	—	42	138	6,165	6,303
Commercial and industrial	—	—	16	16	1,154	1,170
Multi-family residential	—	—	—	—	640	640
Single family non-owner occupied	1,422	—	—	1,422	1,252	2,674
Non-farm, non-residential	—	—	39	39	14,026	14,065
Agricultural	—	—	—	—	34	34
Farmland	—	—	—	—	643	643
Consumer real estate loans
Home equity lines	489	37	225	751	47,814	48,565
Single family owner occupied	274	—	42	316	8,279	8,595
Owner occupied construction	—	—	—	—	262	262
Consumer and other loans
Consumer loans	—	—	—	—	84	84

Total covered loans	2,281	37	364	2,682	80,353	83,035

Total loans	$11,612	$3,195	$10,272	$25,079	$1,681,462	$1,706,541

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain troubled debt restructurings (“TDRs”) are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of June 30, 2016, or December 31, 2015.

The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	June 30, 2016			December 31, 2015
(Amounts in thousands)	Nonaccrual(1)	Accrual	Total	Nonaccrual(1)	Accrual	Total
Commercial loans
Single family non-owner occupied	$39	$898	$937	$130	$820	$950
Non-farm, non-residential	—	4,205	4,205	—	4,600	4,600
Consumer real estate loans
Home equity lines	—	162	162	127	43	170
Single family owner occupied	529	8,173	8,702	733	8,256	8,989
Owner occupied construction	343	239	582	349	243	592

Total TDRs	$911	$13,677	$14,588	$1,339	$13,962	$15,301

Allowance for loan losses related to TDRs			$544			$590

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest income recognized	$75	$160	$153	$308

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended June 30,
	2016			2015
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate and extended payment term Single family owner occupied	1	$115	$115	1	$35	$35

Total	1	$115	$115	1	$35	$35

	Six Months Ended June 30,
	2016			2015
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate and extended payment term Single family owner occupied	1	$115	$115	1	$35	$35

Total	1	$115	$115	1	$35	$35

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the periods indicated:

	Three Months Ended June 30,
	2016		2015
(Amounts in thousands)	Total Contracts	Post-modification Recorded Investment	Total Contracts	Post-modification Recorded Investment
Consumer real estate loans
Single family owner occupied	—	$—	1	$163
Owner occupied construction	—	—	1	353

Total	—	$—	2	$516

	Six Months Ended June 30,
	2016		2015
(Amounts in thousands)	Total Contracts	Post-modification Recorded Investment	Total Contracts	Post-modification Recorded Investment
Consumer real estate loans
Single family owner occupied	—	$—	1	$163
Owner occupied construction	—	—	1	353

Total	—	$—	2	$516

The following table presents information for other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

(Amounts in thousands)	June 30, 2016	December 31, 2015
Non-covered OREO	$4,187	$4,873
Covered OREO	2,017	4,034

Total OREO	$6,204	$8,907

Non-covered OREO secured by residential real estate	$1,821	$2,677
Residential real estate loans in the foreclosure process(1)	2,743	2,727

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Note 6.	Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems adequate to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by provisions charged to operations and reduced by net charge-offs. While management uses its best judgment and information available, the allowance’s ultimate adequacy is dependent on a variety of factors that may be beyond the Company’s control: the performance of the Company’s loan portfolio, the economy, changes in interest rates, the view of regulatory authorities towards loan classifications, and other factors. These uncertainties may result in a material change to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated.

The Company’s allowance consists of specific reserves on loans individually evaluated, including credit relationships, and general reserves on loans not individually evaluated, which are segmented into groups with similar risk characteristics based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Loans acquired in business combinations that are deemed impaired at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The PCI loan provision is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses is available for use against any loan loss management deems appropriate, excluding reserves allocated to specific loans and PCI loan pools. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of June 30, 2016.

The following tables present the activity in the allowance for loan losses, by loan segment, for the periods indicated:

	Three Months Ended June 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,270	$6,470	$703	$20,443
Provision for loan losses charged to operations	219	237	268	724
Charge-offs	(191)	(238)	(262)	(691)
Recoveries	391	156	64	611

Net recoveries (charge-offs)	200	(82)	(198)	(80)

Ending balance	$13,689	$6,625	$773	$21,087

PCI allowance
Beginning balance	$—	$24	$—	$24
Recovery of loan losses	—	(12)	—	(12)
Benefit attributable to the FDIC indemnification asset	—	10	—	10

Recovery of loan losses charged to operations	—	(2)	—	(2)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(10)	—	(10)

Ending balance	$—	$12	$—	$12

Total allowance
Beginning balance	$13,270	$6,494	$703	$20,467
Provision for loan losses	219	225	268	712
Benefit attributable to the FDIC indemnification asset	—	10	—	10

Provision for loan losses charged to operations	219	235	268	722
Recovery of loan losses recorded through the FDIC indemnification asset	—	(10)	—	(10)
Charge-offs	(191)	(238)	(262)	(691)
Recoveries	391	156	64	611

Net recoveries (charge-offs)	200	(82)	(198)	(80)

Ending balance	$13,689	$6,637	$773	$21,099

	Three Months Ended June 30, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,054	$6,446	$638	$20,138
Provision for loan losses charged to operations	98	(99)	277	276
Charge-offs	(280)	(90)	(303)	(673)
Recoveries	123	211	69	403

Net (charge-offs) recoveries	(157)	121	(234)	(270)

Ending balance	$12,995	$6,468	$681	$20,144

PCI allowance
Beginning balance	$—	$114	$—	$114
(Recovery of) provision for loan losses	—	—	—	—
Benefit attributable to the FDIC indemnification asset	—	—	—	—

(Recovery of) provision for loan losses charged to operations	—	—	—	—
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	—	—	—	—

Ending balance	$—	$114	$—	$114

Total allowance
Beginning balance	$13,054	$6,560	$638	$20,252
Provision for loan losses	98	(99)	277	276
Benefit attributable to the FDIC indemnification asset	—	—	—	—

Provision for loan losses charged to operations	98	(99)	277	276
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	—	—	—	—
Charge-offs	(280)	(90)	(303)	(673)
Recoveries	123	211	69	403

Net (charge-offs) recoveries	(157)	121	(234)	(270)

Ending balance	$12,995	$6,582	$681	$20,258

	Six Months Ended June 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
Provision for loan losses charged to operations	526	1,011	413	1,950
Charge-offs	(475)	(928)	(516)	(1,919)
Recoveries	505	186	186	877

Net recoveries (charge-offs)	30	(742)	(330)	(1,042)

Ending balance	$13,689	$6,625	$773	$21,087

PCI allowance
Beginning balance	$—	$54	$—	$54
Recovery of loan losses	—	(42)	—	(42)
Benefit attributable to the FDIC indemnification asset	—	1	—	1

Recovery of loan losses charged to operations	—	(41)	—	(41)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(1)	—	(1)

Ending balance	$—	$12	$—	$12

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
Provision for loan losses	526	969	413	1,908
Benefit attributable to the FDIC indemnification asset	—	1	—	1

Provision for loan losses charged to operations	526	970	413	1,909
Recovery of loan losses recorded through the FDIC indemnification asset	—	(1)	—	(1)
Charge-offs	(475)	(928)	(516)	(1,919)
Recoveries	505	186	186	877

Net recoveries (charge-offs)	30	(742)	(330)	(1,042)

Ending balance	$13,689	$6,637	$773	$21,099

	Six Months Ended June 30, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	748	116	502	1,366
Charge-offs	(961)	(492)	(798)	(2,251)
Recoveries	198	355	307	860

Net charge-offs	(763)	(137)	(491)	(1,391)

Ending balance	$12,995	$6,468	$681	$20,144

PCI allowance
Beginning balance	$37	$21	$—	$58
(Recovery of) provision for loan losses	(37)	93	—	56
Benefit attributable to the FDIC indemnification asset	29	(75)	—	(46)

(Recovery of) provision for loan losses charged to operations	(8)	18	—	10
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	75	—	46

Ending balance	$—	$114	$—	$114

Total allowance
Beginning balance	$13,047	$6,510	$670	$20,227
Provision for loan losses	711	209	502	1,422
Benefit attributable to the FDIC indemnification asset	29	(75)	—	(46)

Provision for loan losses charged to operations	740	134	502	1,376
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(29)	75	—	46
Charge-offs	(961)	(492)	(798)	(2,251)
Recoveries	198	355	307	860

Net charge-offs	(763)	(137)	(491)	(1,391)

Ending balance	$12,995	$6,582	$681	$20,258

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$63,042	$924
Commercial and industrial	—	—	93,666	545
Multi-family residential	—	—	109,651	1,543
Single family non-owner occupied	1,135	108	151,001	3,314
Non-farm, non-residential	10,047	1,518	543,238	5,495
Agricultural	—	—	4,447	32
Farmland	—	—	28,133	210

Total commercial loans	11,182	1,626	993,178	12,063
Consumer real estate loans
Home equity lines	—	—	123,943	1,129
Single family owner occupied	5,273	760	505,212	4,460
Owner occupied construction	343	—	43,006	276

Total consumer real estate loans	5,616	760	672,161	5,865
Consumer and other loans
Consumer loans	—	—	75,784	773
Other	—	—	7,507	—

Total consumer and other loans	—	—	83,291	773

Total loans, excluding PCI loans	$16,798	$2,386	$1,748,630	$18,701

	December 31, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$53,437	$1,119
Commercial and industrial	—	—	89,885	504
Multi-family residential	—	—	95,486	1,535
Single family non-owner occupied	1,401	124	147,209	3,245
Non-farm, non-residential	14,094	1,568	478,839	4,825
Agricultural	—	—	2,945	22
Farmland	—	—	28,183	190

Total commercial loans	15,495	1,692	895,984	11,440
Consumer real estate loans
Home equity lines	—	—	126,691	1,091
Single family owner occupied	6,874	672	495,761	4,297
Owner occupied construction	349	7	43,323	290

Total consumer real estate loans	7,223	679	665,775	5,678
Consumer and other loans
Consumer loans	—	—	72,084	690
Other	—	—	7,338	—

Total consumer and other loans	—	—	79,422	690

Total loans, excluding PCI loans	$22,718	$2,371	$1,641,181	$17,808

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	June 30, 2016		December 31, 2015
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$2,676	$—	$3,788	$—
Peoples commercial	5,268	—	5,525	—
Other	1,200	—	1,254	—

Total commercial loans	9,144	—	10,567	—
Consumer real estate loans
Waccamaw serviced home equity lines	24,828	—	29,241	—
Waccamaw residential	1,461	—	1,678	1
Peoples residential	1,122	12	1,156	53

Total consumer real estate loans	27,411	12	32,075	54

Total PCI loans	$36,555	$12	$42,642	$54

Note 7.	FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC that covered $68.59 million of loans and $2.02 million of OREO as of June 30, 2016, and covered $83.04 million of loans and $4.03 million of OREO as of December 31, 2015. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents activity in the FDIC indemnification asset for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Beginning balance	$18,787	$26,053	$20,844	$27,900
(Decrease) increase in estimated losses on covered loans	(10)	—	(1)	46
Increase in estimated losses on covered OREO	301	489	574	558
Reimbursable expenses from the FDIC	67	74	74	365
Net amortization	(1,328)	(1,846)	(2,487)	(3,411)
Reimbursements from the FDIC	(1,386)	(1,117)	(2,573)	(1,805)

Ending balance	$16,431	$23,653	$16,431	$23,653

Note 8.	Deposits

The following table presents the components of deposits as of the dates indicated:

(Amounts in thousands)	June 30, 2016	December 31, 2015
Noninterest-bearing demand deposits	$451,003	$451,511
Interest-bearing deposits
Interest-bearing demand deposits	334,894	347,705
Money market accounts	195,710	213,982
Savings deposits	327,346	316,603
Certificates of deposit	384,873	408,519
Individual retirement accounts	130,589	134,939

Total interest-bearing deposits	1,373,412	1,421,748

Total deposits	$1,824,415	$1,873,259

Note 9.	Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2016		December 31, 2015
(Amounts in thousands)	Balance	Weighted Average Rate(1)	Balance	Weighted Average Rate(1)
Federal funds purchased	$42,000	0.64%	$—	0.34%
Securities sold under agreements to repurchase
Retail	63,392	0.07%	88,614	0.13%
Wholesale	50,000	3.71%	50,000	3.71%

Total securities sold under agreements to repurchase	113,392		138,614
FHLB borrowings
Short-term advances	75,000	0.40%	—	—
Long-term advances	65,000	4.04%	65,000	4.04%

Total FHLB borrowings	140,000	2.09%	65,000	4.04%
Subordinated debt	15,464		15,464
Other debt	292		292

Total borrowings	$311,148		$219,370

(1)	Weighted average contractual rate

The following schedule presents the remaining contractual maturities of repurchase agreements, by type of collateral pledged, as of June 30, 2016:

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
Overnight and continuous	$51,263	$—	$9,553	$60,816
Up to 30 days	—	—	34	34
30 - 90 days	—	—	9	9
Greater than 90 days	—	1,547	50,986	52,533

	$51,263	$1,547	$60,582	$113,392

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or unwind of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the remaining contractual maturities of wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings, by year, as of June 30, 2016:

(Amounts in thousands)	Wholesale Repurchase Agreements	FHLB Borrowings	Total
2016	$25,000	$75,000	$100,000
2017	—	15,000	15,000
2018	—	—	—
2019	25,000	—	25,000
2020	—	—	—
2021 and thereafter	—	50,000	50,000

	$50,000	$140,000	$190,000

Weighted average maturity (in years)	1.58	1.74	1.70

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the advances’ lives. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure FHLB advances and letters of credit of $932.06 million as of June 30, 2016. Unused borrowing capacity with the FHLB totaled $385.26 million, net of FHLB letters of credit used to collateralize public unit deposits of $68.53 million, as of June 30, 2016. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Subordinated debt consists of $15.46 million of junior subordinated debentures (“Debentures”) the Company issued to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust purchased the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of June 30, 2016, and December 31, 2015.

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% and an April 2017 maturity. There was no outstanding balance on the line as of June 30, 2016, or December 31, 2015.

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

As of June 30, 2016, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period.

The Company’s interest rate swaps include a fourteen-year, $1.20 million notional interest rate swap agreement entered into in March 2015 and a fifteen-year, $4.37 million notional interest rate swap agreement entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of June 30, 2016.

The following table presents the aggregate contractual or notional amounts and the fair values of derivative instruments as of the dates indicated:

	June 30, 2016			December 31, 2015
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges Interest rate swaps	$5,013	$—	$494	$5,151	$—	$251

Total derivatives	$5,013	$—	$494	$5,151	$—	$251

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Income Statement Location
(Amounts in thousands)	2016	2015	2016	2015
Derivatives designated as hedges Interest rate swaps	$27	$32	$55	$58	Interest and fees on loans

Total derivative expense	$27	$32	$55	$58

Note 11.	Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Service cost	$36	$34	$72	$67
Interest cost	79	70	158	140
Amortization of prior service cost	47	47	94	94
Amortization of losses	4	1	9	3

Net periodic cost	$166	$152	$333	$304

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Service cost	$9	$11	$20	$23
Interest cost	16	14	33	27
Amortization of prior service cost	9	18	19	36
Amortization of losses	5	15	14	30

Net periodic cost	$39	$58	$86	$116

Note 12.	Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Three Months Ended June 30, 2016
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
Beginning balance	$(4,337)	$(1,396)	$(5,733)
Other comprehensive gain before reclassifications	2,575	44	2,619
Reclassified from AOCI	56	41	97

Net comprehensive income	2,631	85	2,716

Ending balance	$(1,706)	$(1,311)	$(3,017)

	Three Months Ended June 30, 2015
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
Beginning balance	$(3,241)	$(1,350)	$(4,591)
Other comprehensive loss before reclassifications	(1,525)	—	(1,525)
Reclassified from AOCI	(133)	51	(82)

Net comprehensive (loss) income	(1,658)	51	(1,607)

Ending balance	$(4,899)	$(1,299)	$(6,198)

	Six Months Ended June 30, 2016
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
Beginning balance	$(3,885)	$(1,362)	$(5,247)
Other comprehensive income (loss) before reclassifications	2,123	(34)	2,089
Reclassified from AOCI	56	85	141

Net comprehensive income	2,179	51	2,230

Ending balance	$(1,706)	$(1,311)	$(3,017)

	Six Months Ended June 30, 2015
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
Beginning balance	$(4,266)	$(1,339)	$(5,605)
Other comprehensive loss before reclassifications	(514)	(62)	(576)
Reclassified from AOCI	(119)	102	(17)

Net comprehensive (loss) income	(633)	40	(593)

Ending balance	$(4,899)	$(1,299)	$(6,198)

The following table presents reclassifications out of AOCI by component for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2016	2015	2016	2015	Line Item Affected
Available-for-sale securities
(Losses) gains recognized	(79)	213	(78)	190	Net gain (loss) on sale of securities
Credit-related OTTI recognized	(11)	—	(11)	—	Net impairment losses recognized in earnings

Reclassified out of AOCI, before tax	(90)	213	(89)	190	Income before income taxes
Income tax effect	(34)	80	(33)	71	Income tax expense

Reclassified out of AOCI, net of tax	(56)	133	(56)	119	Net income
Employee benefit plans
Amortization of prior service cost	(56)	(65)	(113)	(130)	(1)
Amortization of net actuarial benefit cost	(9)	(16)	(23)	(33)	(1)

Reclassified out of AOCI, before tax	(65)	(81)	(136)	(163)	Income before income taxes
Income tax effect	(24)	(30)	(51)	(61)	Income tax expense

Reclassified out of AOCI, net of tax	(41)	(51)	(85)	(102)	Net income

Total reclassified out of AOCI, net of tax	$(97)	$82	$(141)	$17	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, “Employee Benefit Plans.”

Note 13.	Fair Value

Financial Instruments Measured at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The following discussion describes the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments under the valuation hierarchy.

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current, or pricing variations are significant. For Level 3 securities, the Company obtains the cash flow of specific securities from third parties that use modeling software to determine cash flows based on market participant data and knowledge of the structures of each individual security. The fair values of Level 3 securities are determined by applying proper market observable discount rates to the cash flow derived from third-party models. Discount rates are developed by determining credit spreads above a benchmark rate, such as LIBOR, and adding premiums for illiquidity, which are based on a comparison of initial issuance spread to LIBOR versus a financial sector curve for recently issued debt to LIBOR. Securities with increased uncertainty about the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of specific markets and the general economic indicators.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$30,109	$—	$30,109	$—
Municipal securities	127,615	—	127,615	—
Single issue trust preferred securities	46,666	—	46,666	—
Corporate securities	65,086	—	65,086	—
Agency MBS	53,150	—	53,150	—
Equity securities	73	55	18	—

Total available-for-sale securities	322,699	55	322,644	—
Fair value loans	4,990	—	4,990	—
Deferred compensation assets	3,866	3,866	—	—
Deferred compensation liabilities	3,866	3,866	—	—
Derivative liabilities	494	—	494	—

	December 31, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$30,702	$—	$30,702	$—
Municipal securities	128,678	—	128,678	—
Single issue trust preferred securities	47,832	—	47,832	—
Corporate securities	70,333	—	70,333	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	83,556	—	83,556	—
Equity securities	72	54	18	—

Total available-for-sale securities	366,173	54	366,119	—
Fair value loans	4,886	—	4,886	—
Deferred compensation assets	3,464	3,464	—	—
Deferred compensation liabilities	3,464	3,464	—	—
Derivative liabilities	251	—	251	—

No changes in valuation techniques or transfers into or out of Level 3 of the fair value hierarchy occurred during the three and six months ended June 30, 2016 or 2015. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Impaired loans are recorded at fair value on a nonrecurring basis when repayment is expected solely from the sale of the loan’s collateral. Fair value is based on appraised value adjusted for customized discounting criteria, Level 3 inputs.

The Company maintains an active and robust problem credit identification system. The impairment review includes obtaining third-party collateral valuations to help management identify potential credit impairment and determine the amount of impairment to record. The Company’s Special Assets staff manages and monitors all impaired loans. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential impairment. The internal valuation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. The Company typically receives a third-party valuation within thirty to forty-five days of completing the internal valuation. When a third-party valuation is received, it is reviewed for reasonableness. Once the valuation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific impairment reserve.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans, non-covered	$8,141	$—	$—	$8,141
OREO, non-covered	2,904	—	—	2,904
OREO, covered	527	—	—	527

	December 31, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans, non-covered	$9,164	$—	$—	$9,164
OREO, non-covered	4,819	—	—	4,819
OREO, covered	4,034	—	—	4,034

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	June 30, 2016	December 31, 2015
Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	2% to 38% (23%)	1% to 39% (21%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10% to 66% (35%)	1% to 100% (33%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 86% (56%)	21% to 65% (46%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The Company uses various methodologies and assumptions to estimate the fair value of certain financial instruments. A description of valuation methodologies used for instruments not previously discussed is as follows:

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

The following tables present the carrying amounts and fair values of financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$44,301	$44,301	$44,301	$—	$—
Securities available for sale	322,699	322,699	55	322,644	—
Securities held to maturity	72,239	72,806	—	72,806	—
Loans held for investment, net of allowance	1,780,884	1,785,958	—	4,990	1,780,968
FDIC indemnification asset	16,431	8,498	—	—	8,498
Interest receivable	6,115	6,115	—	6,115	—
Deferred compensation assets	3,866	3,866	3,866	—	—

Liabilities
Demand deposits	451,003	451,003	—	451,003	—
Interest-bearing demand deposits	334,894	334,894	—	334,894	—
Savings deposits	523,056	523,056	—	523,056	—
Time deposits	515,462	517,216	—	517,216	—
Federal funds purchased	42,000	42,000	42,000	—	—
Securities sold under agreements to repurchase	113,392	115,470	—	115,470	—
Interest payable	1,256	1,256	—	1,256	—
FHLB and other borrowings	155,756	161,456	—	161,456	—
Derivative financial liabilities	494	494	—	494	—
Deferred compensation liabilities	3,866	3,866	3,866	—	—

	December 31, 2015
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51,787	$51,787	$51,787	$—	$—
Securities available for sale	366,173	366,173	54	366,119	—
Securities held to maturity	72,541	72,490	—	72,490	—
Loans held for investment, net of allowance	1,686,308	1,685,061	—	4,886	1,680,175
FDIC indemnification asset	20,844	10,753	—	—	10,753
Interest receivable	6,007	6,007	—	6,007	—
Deferred compensation assets	3,464	3,464	3,464	—	—

Liabilities
Demand deposits	451,511	451,511	—	451,511	—
Interest-bearing demand deposits	347,705	347,705	—	347,705	—
Savings deposits	530,585	530,585	—	530,585	—
Time deposits	543,458	541,059	—	541,059	—
Securities sold under agreements to repurchase	138,614	140,880	—	140,880	—
Interest payable	1,260	1,260	—	1,260	—
FHLB and other borrowings	80,756	85,774	—	85,774	—
Derivative financial liabilities	251	251	—	251	—
Deferred compensation liabilities	3,464	3,464	3,464	—	—

Note 14.	Litigation, Commitments and Contingencies

Litigation

In the normal course of business, the Company is a defendant in various legal actions and asserted claims. While the Company and its legal counsel are unable to assess the ultimate outcome of each of these matters with certainty, the Company believes the resolution of these actions, singly or in the aggregate, should not have a material adverse effect on its financial condition, results of operations, or cash flows.

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

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many commitments are expected to expire without being drawn on, the total commitment amounts do not necessarily represent future cash requirements. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of each customer on a case-by-case basis. Collateral may include accounts receivable, inventory, property, plant and equipment, and income producing commercial properties. The Company maintains a reserve for the risk inherent in unfunded lending commitments, which is included in other liabilities in the consolidated balance sheets.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

(Amounts in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$260,606	$235,302
Standby letters of credit and financial guarantees	8,157	7,765

Total off-balance sheet risk	268,763	243,067

Reserve for unfunded commitments	$326	$326

In connection with the private placement of $15.46 million of trust preferred securities through the Trust, the Company irrevocably and unconditionally guarantees the following payments or distributions to holders of the trust preferred securities, to the extent the Trust has not made such payments or distributions and the Company has the funds available: accrued and unpaid distributions, the redemption price, and, upon dissolution or termination of the Trust, the lesser of the liquidation amount and all accrued and unpaid distributions and the amount of assets of the Trust remaining available for distribution.

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

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$6,255	$6,175	$12,339	$12,133
Dividends on preferred stock	—	—	—	105

Net income available to common shareholders	$6,255	$6,175	$12,339	$12,028

Weighted average common shares outstanding, basic	17,414,320	18,831,907	17,636,783	18,733,288
Dilutive effect of potential common shares
Stock options	32,365	24,389	29,605	22,914
Restricted stock	16,160	3,988	8,740	2,555
Convertible preferred stock	—	—	—	336,651

Total dilutive effect of potential common shares	48,525	28,377	38,345	362,120

Weighted average common shares outstanding, diluted	17,462,845	18,860,284	17,675,128	19,095,408

Basic earnings per common share	$0.36	$0.33	$0.70	$0.64
Diluted earnings per common share	0.36	0.33	0.70	0.64
Antidilutive potential common shares
Stock options	130,165	136,382	147,713	136,382

Total potential antidilutive shares	130,165	136,382	147,713	136,382

During the first quarter of 2015, the Company redeemed all outstanding shares of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”). Before redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in our financial condition, and our results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this Quarterly Report on Form 10-Q and our 2015 Annual Report on Form 10-K (the “2015 Form 10-K”).

Cautionary Statement Regarding Forward-Looking Statements

We may make forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying exhibits, filings incorporated by reference, reports to our shareholders, and other communications that we make in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements represent our beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are based on various factors, many of which are beyond our control. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause our financial performance to differ materially from that expressed in such forward-looking statements:

•	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;

•	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations;

•	our timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;

•	the willingness of customers to substitute competitors’ products and services for our products and services and vice versa;

•	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance, and the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

•	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;

•	further, future and proposed rules, including those that are part of the process outlined in the International Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems,” which require banking institutions to increase levels of capital;

•	technological changes;

•	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;

•	the growth and profitability of our noninterest, or fee, income being less than expected;

•	unanticipated regulatory or judicial proceedings;

•	changes in consumer spending and saving habits; and

•	our success at managing the risks involved in the foregoing.

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

Corporate Overview

First Community Bancshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of Nevada in 1997. The Company provides commercial banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates forty-eight branch banking locations under the trade names First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”) and the Bank’s Trust Division, which reported combined assets under management of $770 million as of June 30, 2016. These assets are managed under various fee-based arrangements as fiduciary or agent. The Company provides insurance services through its wholly owned, full-service insurance agency subsidiary Greenpoint Insurance Group, Inc. (“Greenpoint”). Greenpoint operates nine locations under the Greenpoint name and under the trade names First Community Insurance Services (“FCIS”) in North Carolina, Carr & Hyde Insurance and FCIS in Virginia, and FCIS in West Virginia. We reported total assets of $2.50 billion as of June 30, 2016. Our common stock trades on the NASDAQ Global Select Market under the symbol, “FCBC”.

Net interest income, the difference between interest earned on assets and interest paid on liabilities, is our primary source of earnings. Fees for services, commissions on sales, and various deposit service charges supplement our net interest income. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the United States and conform to general practices within the banking industry. Our financial position and results of operations require management to make judgments and estimates to develop the amounts reflected and disclosed in the consolidated financial statements. Different assumptions in the application of estimates could result in material changes to our consolidated financial position and consolidated results of operations. Estimates, assumptions, and judgments, which are periodically evaluated, are based on historical experience and other factors, including expectations of future events believed reasonable under the circumstances. These estimates are generally necessary when assets and liabilities are required to be recorded at estimated fair value, a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or establishment of a valuation reserve, or an asset or liability needs recorded based on the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based either on quoted market prices or, when available, are provided by third-party sources. When third-party information is not available, management estimates valuation adjustments primarily through the use of financial modeling techniques and appraisal estimates.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our critical accounting estimates are described in detail in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2015 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2016, and financial condition as of June 30, 2016, include the following:

•	Net income available to common shareholders increased $80 thousand, or 1.30%, to $6.26 million and diluted earnings per share increased $0.03 to $0.36 for the second quarter of 2016 compared to the same quarter of 2015.

•	Net income available to common shareholders increased $311 thousand, or 2.59%, to $12.34 million and diluted earnings per share increased $0.06 to $0.70 for the first half of 2016 compared to the same period of 2015.

•	Net interest margin increased 18 basis points to 4.08% and normalized net interest margin increased 14 basis points to 3.81% for the second quarter of 2016 compared to the same quarter of 2015.

•	Net interest margin increased 19 basis points to 4.04% and normalized net interest margin increased 19 basis points to 3.77% for the first half of 2016 compared to the same period of 2015.

•	The non-covered loan portfolio experienced significant growth, increasing $109.89 million, or 6.77%, compared to December 31, 2015, which resulted in loan loss provision of $1.91 million for first six months of 2016.

•	The Company’s book value per common share increased $0.53 to $19.48 compared to December 31, 2015.

•	Asset quality improved as non-covered delinquent loans as a percentage of total non-covered loans decreased 46 basis points to 1.26% and non-covered nonperforming assets decreased $1.80 million compared to December 31, 2015.

•	The Company repurchased 493,812 common shares during the quarter resulting in 981,551 shares repurchased year-to-date. Since June 30, 2013, the Company has repurchased 4,124,743 shares including the redemption of preferred stock.

•	The Company significantly exceeds regulatory “well capitalized” targets as of June 30, 2016.

Results of Operations

Net Income

The following table presents our net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase (Decrease)	% Change	June 30,		Increase (Decrease)	% Change
Amounts in thousands, except per share data)	2016	2015			2016	2015
Net income	$6,255	$6,175	$80	1.30%	$12,339	$12,133	$206	1.70%
Net income available to common shareholders	6,255	6,175	80	1.30%	12,339	12,028	311	2.59%

Basic earnings per common share	0.36	0.33	0.03	9.09%	0.70	0.64	0.06	9.37%
Diluted earnings per common share	0.36	0.33	0.03	9.09%	0.70	0.64	0.06	9.37%

Return on average assets	1.02%	0.98%	0.04%	4.08%	1.00%	0.94%	0.06%	6.38%
Return on average common equity	7.47%	7.11%	0.36%	5.06%	7.31%	6.92%	0.39%	5.64%

Three-Month Comparison. Net income increased for the second quarter of 2016 compared to the same quarter of 2015 due to a $1.57 million decrease in noninterest expense and a $621 thousand increase in net interest income offset by a $1.11 million decrease in noninterest income, a $555 thousand increase in income tax, and a $446 thousand increase for the provision for loan losses.

Six-Month Comparison. Net income increased for the first six months of 2016 compared to the same period of 2015 due to an $893 thousand increase in net interest income and a $533 thousand decrease in noninterest expense offset by a $647 thousand increase in income tax, a $533 thousand increase in the provision for loan losses, and a $40 thousand decrease in noninterest income.

Net Interest Income

Net interest income is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 35%. We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet.

The following table presents our average consolidated balance sheets, as of the dates indicated, and the net interest analysis, on a FTE basis, for the periods indicated:

	Three Months Ended June 30,
	2016			2015
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,775,435	$22,263	5.04%	$1,671,476	$21,862	5.25%
Securities available for sale	336,510	2,195	2.62%	362,366	2,418	2.68%
Securities held to maturity	72,331	191	1.06%	72,742	196	1.08%
Interest-bearing deposits	5,184	9	0.70%	120,025	80	0.27%

Total earning assets	2,189,460	24,658	4.53%	2,226,609	24,556	4.42%
Other assets	283,945			311,437

Total assets	$2,473,405			$2,538,046

Liabilities and stockholders’ equity
Interest-bearing deposits
Demand deposits	$339,365	$60	0.07%	$340,517	$51	0.06%
Savings deposits	542,238	63	0.05%	538,717	101	0.08%
Time deposits	518,163	964	0.75%	655,243	1,410	0.86%

Total interest-bearing deposits	1,399,766	1,087	0.31%	1,534,477	1,562	0.41%
Borrowings
Federal funds purchased	9,078	14	0.62%	—	—	—
Retail repurchase agreements	65,718	12	0.07%	70,328	17	0.10%
Wholesale repurchase agreements	50,000	469	3.77%	50,000	468	3.75%
FHLB advances and other borrowings	132,459	864	2.62%	86,592	862	3.99%

Total borrowings	257,255	1,359	2.12%	206,920	1,347	2.61%

Total interest-bearing liabilities	1,657,021	2,446	0.59%	1,741,397	2,909	0.67%

Noninterest-bearing demand deposits	460,255			428,442
Other liabilities	19,520			20,072

Total liabilities	2,136,796			2,189,911
Stockholders’ equity	336,609			348,135

Total liabilities and stockholders’ equity	$2,473,405			$2,538,046

Net interest income, FTE		$22,212			$21,647

Net interest rate spread			3.94%			3.75%

Net interest margin			4.08%			3.90%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Six Months Ended June 30,
	2016			2015
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,752,918	$43,862	5.03%	$1,674,778	$43,816	5.28%
Securities available for sale	345,546	4,463	2.60%	346,792	4,831	2.81%
Securities held to maturity	72,421	385	1.07%	69,351	382	1.11%
Interest-bearing deposits	10,388	29	0.56%	164,201	213	0.26%

Total earning assets	2,181,273	48,739	4.49%	2,255,122	49,242	4.40%
Other assets	290,551			315,126

Total assets	$2,471,824			$2,570,248

Liabilities and stockholders’ equity
Interest-bearing deposits
Demand deposits	$340,945	$117	0.07%	$346,099	$104	0.06%
Savings deposits	539,004	129	0.05%	532,740	206	0.08%
Time deposits	525,899	1,955	0.75%	676,519	2,982	0.89%

Total interest-bearing deposits	1,405,848	2,201	0.31%	1,555,358	3,292	0.43%
Borrowings
Federal funds purchased	6,251	20	0.64%	—	—	—
Retail repurchase agreements	71,855	25	0.07%	69,097	38	0.11%
Wholesale repurchase agreements	50,000	937	3.77%	50,000	931	3.75%
FHLB advances and other borrowings	120,236	1,702	2.85%	96,551	1,907	3.98%

Total borrowings	248,342	2,684	2.17%	215,648	2,876	2.69%

Total interest-bearing liabilities	1,654,190	4,885	0.59%	1,771,006	6,168	0.70%

Noninterest-bearing demand deposits	454,552			427,881
Other liabilities	23,652			20,696

Total liabilities	2,132,394			2,219,583
Stockholders’ equity	339,430			350,665

Total liabilities and stockholders’ equity	$2,471,824			$2,570,248

Net interest income, FTE		$43,854			$43,074

Net interest rate spread			3.90%			3.70%

Net interest margin			4.04%			3.85%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact on FTE net interest income resulting from changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2016 Compared to 2015				June 30, 2016 Compared to 2015
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$2,712	$(1,686)	$(625)	$401	$2,044	$(2,031)	$33	$46
Securities available-for-sale	(344)	(95)	216	(223)	(17)	(365)	14	(368)
Securities held-to-maturity	(2)	(7)	4	(5)	17	(14)	—	3
Interest-bearing deposits with other banks	(153)	257	(175)	(71)	(200)	245	(229)	(184)

Total interest earning assets	2,213	(1,531)	(580)	102	1,844	(2,165)	(182)	(503)

Interest paid on(1)
Demand deposits	—	19	(10)	9	(2)	14	1	13
Savings deposits	1	(76)	37	(38)	2	(79)	—	(77)
Time deposits	(588)	(374)	516	(446)	(664)	(475)	112	(1,027)
Federal funds purchased	—	—	14	14	—	—	20	20
Retail repurchase agreements	(2)	(8)	5	(5)	2	(14)	(1)	(13)
Wholesale repurchase agreements	—	5	(4)	1	—	3	3	6
FHLB advances and other borrowings	911	(590)	(319)	2	468	(546)	(127)	(205)

Total interest-bearing liabilities	322	(1,024)	239	(463)	(194)	(1,097)	8	(1,283)

Change in net interest income(1)	$1,891	$(507)	$(819)	$565	$2,038	$(1,068)	$(190)	$780

(1)	FTE basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table reconciles net interest income, as presented in our consolidated statements of income, and net interest income on a FTE basis, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2016	2015	2016	2015
Net interest income, GAAP	$21,691	$21,070	$42,802	$41,909
FTE adjustment(1)	521	577	1,052	1,165

Net interest income, FTE(1)	$22,212	$21,647	$43,854	$43,074

(1)	FTE basis is based on the federal statutory rate of 35%.

The interest earned and the average yield on loans include accretion income from acquired loan portfolios. The following table presents our average consolidated balance sheets, as of the dates indicated, and net interest analysis, on a FTE basis excluding the impact of non-cash purchase accounting accretion, for the periods indicated:

	Three Months Ended June 30,
	2016		2015
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$22,263	5.04%	$21,862	5.25%
Accretion income	2,248		2,416
Less: cash accretion income	786		1,134

Non-cash accretion income	1,462		1,282

Loans, normalized(3)	20,801	4.71%	20,580	4.94%
Other earning assets	2,395	2.33%	2,693	1.95%

Total earning assets	23,196	4.26%	23,273	4.19%
Total interest-bearing liabilities	2,446	0.59%	2,909	0.67%

Net interest income, FTE(3)	$20,750		$20,364

Net interest rate spread, normalized(3)		3.67%		3.52%

Net interest margin, normalized(3)		3.81%		3.67%

(1)	FTE basis based on the federal statutory rate of 35%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

	Six Months Ended June 30,
	2016		2015
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$43,862	5.03%	$43,816	5.28%
Accretion income	4,500		5,255
Less: cash accretion income	1,591		2,230

Non-cash accretion income	2,909		3,025

Loans, normalized(3)	40,953	4.70%	40,791	4.91%
Other earning assets	4,877	2.29%	5,425	1.89%

Total earning assets	45,830	4.23%	46,216	4.13%
Total interest-bearing liabilities	4,885	0.59%	6,167	0.70%

Net interest income, FTE(3)	$40,945		$40,049

Net interest rate spread, normalized(3)		3.63%		3.43%

Net interest margin, normalized(3)		3.77%		3.58%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 75.52% of total net interest and noninterest income for the second quarter of 2016 compared to 72.14% for the same quarter of 2015. Net interest income on a FTE basis increased $565 thousand, or 2.61%, and net interest income on a GAAP basis increased $621 thousand, or 2.95%. for the second quarter of 2016 compared to the same quarter of 2015. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to purchased credit impaired (“PCI”) loans. The normalized net interest margin increased 14 basis points compared to an increase of 19 basis points on a GAAP basis for the second quarter of 2016 compared to the same quarter of 2015. The normalized net interest spread increased 15 basis points compared to an increase of 20 basis points on a GAAP basis.

Average earning assets decreased $37.15 million, or 1.67%, during the second quarter of 2016 compared to the same quarter of 2015 primarily due to decreases in interest-bearing deposits with other banks offset by loan growth. The normalized yield on earning assets increased 7 basis points compared to an increase of 11 basis points on a GAAP basis, which was largely due to the increase in non-cash accretion income. Average loans increased $103.96 million, or 6.22%, during the second quarter of 2016 compared to the same quarter of 2015 and the average loan to deposit ratio increased to 95.45% from 85.15%. The normalized yield on loans decreased 23 basis points compared to a decrease of 21 basis points on a GAAP basis. Non-cash accretion income increased $180 thousand, or 14.04%, during the second quarter of 2016 compared to the same quarter of 2015. We expect accretion income to decline in future periods due to continued acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $84.38 million, or 4.85%, during the second quarter of 2016 compared to the same quarter of 2015 primarily due to the decline in average interest-bearing time deposit balances. The yield on interest-bearing liabilities decreased 8 basis points, which was largely due to a decrease in the average balance and rate of time deposits. Average interest-bearing deposits decreased $134.71 million, or 8.78%, which was driven by a $137.08 million, or 20.92%, decrease in average time deposits and a $1.15 million, or 0.34%, decrease in interest-bearing demand deposits offset by a $3.52 million, or 0.65%, increase in savings deposits, which include money market and savings accounts. Average borrowings increased $50.34 million, or 24.33%, which was driven by a $45.87 million, or 52.97%, increase in average FHLB advances and other borrowings and a $9.08 million increase in average federal funds purchased.

Six-Month Comparison. Net interest income comprised 74.14% of total net interest and noninterest income for the first six months of 2016 compared to 73.68% for the same period of 2015. Net interest income on a FTE basis increased $780 thousand, or 1.81%, and net interest income on a GAAP basis increased $893 thousand, or 2.13%, for the first six months of 2016 compared to the same period of 2015. The normalized and GAAP basis net interest margins increased 19 basis points for the first six months of 2016 compared to the same period of 2015. The normalized and GAAP basis net interest spreads increased 20 basis points.

Average earning assets decreased $73.85 million, or 3.27%, during the first six months of 2016 compared to the same period of 2015 primarily due to decreases in interest-bearing deposits with other banks offset by loan growth. The normalized yield on earning assets increased 10 basis points compared to an increase of 9 basis points on a GAAP basis, which was largely due to the decrease in non-cash accretion income. Average loans increased $78.14 million, or 4.67%, during the first six months of 2016 compared to the same period of 2015 and the average loan to deposit ratio increased to 94.22% from 84.45%. The normalized yield on loans decreased 21 basis points compared to a decrease of 25 basis points on a GAAP basis. Non-cash accretion income decreased $116 thousand, or 3.83%, during the first six months of 2016 compared to the same period of 2015.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $116.82 million, or 6.60%, during the first six months of 2016 compared to the same period of 2015 primarily due to the decline in average interest-bearing time deposit balances. The yield on interest-bearing liabilities decreased 11 basis points, which was largely due to a decrease in the average balance and rate of time deposits. Average interest-bearing deposits decreased $149.51 million, or 9.61%, which was driven by a $150.62 million, or 22.26%, decrease in average time deposits and a $5.15 million, or 1.49%, decrease in interest-bearing demand deposits offset by a $6.26 million, or 1.18%, increase in savings deposits. Average borrowings increased $32.69 million, or 15.16%, which was driven by a $23.69 million, or 24.53%, increase in average FHLB advances and other borrowings, a $6.25 million increase in average federal funds purchased, and a $2.76 million, or 3.99%, increase in average retail repurchase agreements.

Provision for Loan Losses

Three-Month Comparison. The provision for loan losses is added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations increased $446 thousand during the second quarter of 2016 compared to the same quarter of 2015, which included a $448 thousand increase in the non-PCI provision and an increase in the PCI recovery of $2 thousand. The provision charged to operations included a $10 thousand benefit attributed to the Federal Deposit Insurance Corporation (“FDIC”) indemnification asset to reflect the indemnified portion of the post-acquisition exposure during the second quarter of 2016 compared to no benefit during the same quarter of 2015.

Six-Month Comparison. The provision charged to operations increased $533 thousand during the first six months of 2016 compared to the same period of 2015, which included a $584 thousand increase in the non-PCI provision and a $31 thousand decrease in the PCI provision resulting in a PCI recovery of $41 thousand. The provision charged to operations included a $1 thousand benefit attributed to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure during the first six months of 2016 compared to a $46 thousand benefit during the same period of 2015. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase (Decrease)	% Change	June 30,		Increase (Decrease)	% Change
(Amounts in thousands)	2016	2015			2016	2015
Wealth management	$810	$775	$35	4.52%	$1,494	$1,441	$53	3.68%
Service charges on deposits	3,361	3,507	(146)	-4.16%	6,652	6,410	242	3.78%
Other service charges and fees	2,054	2,005	49	2.44%	4,064	4,013	51	1.27%
Insurance commissions	1,600	1,559	41	2.63%	3,791	3,686	105	2.85%
Net impairment losses recognized in earnings	(11)	—	(11)	—	(11)	—	(11)	—
Net (loss) gain on sale of securities	(79)	213	(292)	-137.09%	(78)	190	(268)	-141.05%
Net FDIC indemnification asset amortization	(1,328)	(1,846)	518	-28.06%	(2,487)	(3,411)	924	-27.09%
Other operating income	623	1,924	(1,301)	-67.62%	1,508	2,644	(1,136)	-42.97%

Total noninterest income	$7,030	$8,137	$(1,107)	-13.60%	$14,933	$14,973	$(40)	-0.27%

Three-Month Comparison. Noninterest income comprised 24.48% of total net interest and noninterest income for the second quarter of 2016 compared to 27.86% for the same quarter of 2015. Noninterest income decreased $1.11 million, or 13.60%, for the second quarter of 2016 compared to the same quarter of 2015. The increase in wealth management revenues, which include fees and commissions for trust and investment advisory services, was due to FCWM. Service charges on deposits and other service charges and fees decreased primarily from a decrease in service charges on checking accounts. Insurance commissions increased largely due to an increase in commissions from the sale of life and health policies. We realized net impairment losses of $11 thousand related to certain equity securities and a net loss of $79 thousand on the sale of securities during the second quarter of 2016. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Net negative amortization related to the FDIC indemnification asset decreased as a result of improved loss estimates and payoffs in the covered loan portfolio associated with the acquisition of Waccamaw Bank (“Waccamaw”). Other operating income decreased primarily due to a $1.14 million net death benefit from the maturity of a life insurance policy recognized during the second quarter of 2015.

Excluding the impact from sales of securities and branches, net FDIC indemnification asset amortization, and the net death benefit recognized during the second quarter of 2015, noninterest income decreased $179 thousand, or 2.07%, to $8.45 million for the second quarter of 2016, from $8.63 million for the same quarter of 2015.

Six-Month Comparison. Noninterest income comprised 25.86% of total net interest and noninterest income for the first six months of 2016 compared to 26.32% for the same period of 2015. Noninterest income decreased $40 thousand, or 0.27%, for the first six months of 2016 compared to the same period of 2015. The increase in wealth management revenues, which include fees and commissions for trust and investment advisory services, was due to FCWM. Service charges on deposits and other service charges and fees increased primarily from an increase in monthly service charges on checking accounts. Insurance commissions increased largely due to an increase in commissions from the sale of life and health policies. We realized net impairment losses of $11 thousand related to certain equity securities and a net loss of $78 thousand on the sale of securities during the first six months of 2016. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Net negative amortization related to the FDIC indemnification asset decreased as a result of improved loss estimates and payoffs in the covered loan portfolio associated with the acquisition of Waccamaw. Other operating income decreased primarily due to a $1.14 million net death benefit from the maturity of a life insurance policy recognized during the second quarter of 2015 and a $263 thousand decease in secondary market mortgage income.

Excluding the impact from sales of securities and branches, net FDIC indemnification asset amortization, and the net death benefit recognized during the second quarter of 2015, noninterest income increased $94 thousand, or 0.55%, to $17.15 million for the first six months of 2016, from $17.05 million for the same period of 2015.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase (Decrease)	% Change	June 30,		Increase (Decrease)	% Change
(Amounts in thousands)	2016	2015			2016	2015
Salaries and employee benefits	$10,198	$9,693	$505	5.21%	$20,673	$19,386	$1,287	6.64%
Occupancy expense	1,359	1,427	(68)	-4.77%	2,890	2,961	(71)	-2.40%
Furniture and equipment expense	1,109	1,358	(249)	-18.34%	2,205	2,595	(390)	-15.03%
Amortization of intangibles	277	279	(2)	-0.72%	555	556	(1)	-0.18%
FDIC premiums and assessments	372	389	(17)	-4.37%	746	804	(58)	-7.21%
FHLB debt prepayment fees	—	1,702	(1,702)	-100.00%	—	1,702	(1,702)	-100.00%
Merger, acquisition, and divestiture expense	410	—	410	—	449	86	363	422.09%
Other operating expense	4,997	5,441	(444)	-8.16%	10,018	9,979	39	0.39%

Total noninterest expense	$18,722	$20,289	$(1,567)	-7.72%	$37,536	$38,069	$(533)	-1.40%

Three-Month Comparison. Noninterest expense decreased $1.57 million, or 7.72%, for the second quarter of 2016 compared to the same quarter of 2015. The decrease was largely due to the prepayment of $25 million of a FHLB convertible advance during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. Full-time equivalent employees, calculated using the number of hours worked, decreased to 648 as of June 30, 2016, from 679 as of June 30, 2015, primarily due to the sale of an insurance agency in 2015 and discontinuing secondary mortgage operations. Occupancy, furniture, and equipment expense decreased $317 thousand, or 11.38%, for the second quarter of 2016 compared to the same quarter of 2015 due to branch closures. We incurred expenses totaling $410 thousand related to the branch exchange with First Bank during the second quarter of 2016. The decrease in other operating expense was primarily due to a $213 thousand decrease in property writedowns, a $164 thousand decrease in legal fees, a $120 thousand decrease in interchange expense, and a $168 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $247 thousand compared to the same quarter of 2015. The decreases were offset by a $280 thousand increase in consulting fees and a $202 thousand increase in other service fees.

Six-Month Comparison. Noninterest expense decreased $533 thousand, or 1.40%, for the first six months of 2016 compared to the same period of 2015. Occupancy, furniture, and equipment expense decreased $461 thousand, or 8.30%, for the first six months of 2016 compared to the same period of 2015 due to branch closures. We incurred expenses totaling $449 thousand related to the First Bank branch exchange during the first six months of 2016. The increase in other operating expense was primarily due to a $214 thousand increase in consulting fees, a $200 thousand increase in franchise tax, a $168 thousand increase in other service fees, and a $215 thousand increase in the net loss on sales and expenses related to OREO to $958 thousand compared to the same period of 2015. The increases were offset by a $236 thousand recovery of a prior writedown, a $213 thousand decrease in property writedowns, and a $160 thousand decrease in interchange expense.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pretax income, may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies, which are both exempt from federal income tax. Income tax expense increased $555 thousand, or 22.50%, and the effective rate increased 403 basis points to 32.58% for the second quarter of 2016 compared to the same quarter of 2015. The increase in the effective rate was largely due to an increase in taxable revenues as a percent of operating earnings.

Six-Month Comparison. Income tax expense increased $647 thousand, or 12.20%, and the effective rate increased 212 basis points to 32.54% for the first six months of 2016 compared to the same period of 2015. The increase in the effective rate was largely due to an increase in taxable revenues as a percent of operating earnings.

Financial Condition

Total assets as of June 30, 2016, increased $33.05 million, or 1.34%, to $2.50 billion from $2.46 billion as of December 31, 2015. Total liabilities as of June 30, 2016, increased $41.86 million, or 1.98%, to $2.16 billion from $2.12 billion as of December 31, 2015.

Total stockholders’ equity as of June 30, 2016, decreased $8.81 million, or 2.57%, to $334.21 million from $343.02 million as of December 31, 2015. The change in stockholders’ equity was largely due to net income of $12.34 million, the repurchase of 981,551 shares of our common stock totaling $19.19 million, and dividends declared on our common stock of $4.96 million. Our book value per common share increased $0.53, or 2.80%, to $19.48 as of June 30, 2016, from $18.95 as of December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents as of June 30, 2016, decreased $7.49 million, or 14.46%, compared to December 31, 2015, primarily due to funding our non-covered loan portfolio growth and repurchasing common stock. Interest-bearing deposits in banks are primarily comprised of excess liquidity kept at correspondent banks bearing overnight market rates.

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

Available-for-sale securities as of June 30, 2016, decreased $43.47 million, or 11.87%, compared to December 31, 2015, primarily due to the sale of certain mortgage-backed Agency securities. The market value of securities available for sale as a percentage of amortized cost was 99.16% as of June 30, 2016, compared to 98.33% as of December 31, 2015.

Held-to-maturity securities as of June 30, 2016, decreased $302 thousand, or 0.42%, compared to December 31, 2015. The market value of securities held to maturity as a percentage of amortized cost was 100.78% as of June 30, 2016, compared to 99.93% as of December 31, 2015.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no credit-related OTTI charges in earnings associated with debt securities during the three and six months ended June 30, 2016 and 2015. We recognized OTTI charges in earnings associated with certain equity securities of $11 thousand during the three and six months ended June 30, 2016. We recognized no OTTI charges in earnings associated with equity securities during the three and six months ended June 30, 2015. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of June 30, 2016, increased $95.44 million, or 5.59%, compared to December 31, 2015, due to a $109.89 million, or 6.77%, increase in non-covered loans, which was driven by demand in the non-farm, non-residential real estate segment of the loan portfolio. The increase was offset by a $14.45 million, or 17.40%, decrease in covered loans due to continued runoff in the covered Waccamaw portfolio. See Note 4, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans disaggregated by class as of the periods indicated:

	June 30, 2016		December 31, 2015		June 30, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$58,971	3.27%	$48,896	2.86%	$39,854	2.39%
Commercial and industrial	92,791	5.15%	88,903	5.21%	82,121	4.93%
Multi-family residential	109,651	6.08%	95,026	5.57%	96,235	5.77%
Single family non-owner occupied	153,308	8.51%	149,351	8.75%	144,639	8.67%
Non-farm, non-residential	549,771	30.51%	485,460	28.45%	458,325	27.49%
Agricultural	4,421	0.25%	2,911	0.17%	1,863	0.11%
Farmland	27,515	1.53%	27,540	1.61%	27,945	1.68%

Total commercial loans	996,428	55.30%	898,087	52.62%	850,982	51.04%
Consumer real estate loans
Home equity lines	106,517	5.91%	107,367	6.29%	107,961	6.48%
Single family owner occupied	504,057	27.97%	495,209	29.02%	488,712	29.31%
Owner occupied construction	43,186	2.40%	43,505	2.55%	37,434	2.24%

Total consumer real estate loans	653,760	36.28%	646,081	37.86%	634,107	38.03%
Consumer and other loans
Consumer loans	75,703	4.20%	72,000	4.22%	72,094	4.32%
Other	7,507	0.42%	7,338	0.43%	7,472	0.45%

Total consumer and other loans	83,210	4.62%	79,338	4.65%	79,566	4.77%

Total non-covered loans	1,733,398	96.20%	1,623,506	95.13%	1,564,655	93.84%
Total covered loans	68,585	3.80%	83,035	4.87%	102,634	6.16%

Total loans held for investment, net unearned income	1,801,983	100.00%	1,706,541	100.00%	1,667,289	100.00%
Less: allowance for loan losses	21,099		20,233		20,258

Total loans held for investment, net of unearned income and allowance	$1,780,884		$1,686,308		$1,647,031

Loans held for sale	$—		$—		$913

The following table presents covered loans disaggregated by class as of the periods indicated:

	June 30, 2016		December 31, 2015		June 30, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$5,487	8.00%	$6,303	7.59%	$9,000	8.77%
Commercial and industrial	973	1.42%	1,170	1.41%	1,449	1.41%
Multi-family residential	74	0.11%	640	0.77%	848	0.83%
Single family non-owner occupied	1,866	2.72%	2,674	3.22%	4,138	4.03%
Non-farm, non-residential	9,570	13.95%	14,065	16.94%	21,404	20.86%
Agricultural	26	0.04%	34	0.04%	35	0.03%
Farmland	618	0.90%	643	0.77%	671	0.65%

Total commercial loans	18,614	27.14%	25,529	30.74%	37,545	36.58%
Consumer real estate loans
Home equity lines	42,254	61.61%	48,565	58.49%	54,565	53.17%
Single family owner occupied	7,432	10.83%	8,595	10.35%	10,253	9.99%
Owner occupied construction	204	0.30%	262	0.32%	186	0.18%

Total consumer real estate loans	49,890	72.74%	57,422	69.16%	65,004	63.34%
Consumer and other loans
Consumer loans	81	0.12%	84	0.10%	85	0.08%

Total covered loans	$68,585	100.00%	$83,035	100.00%	$102,634	100.00%

Risk Elements

We seek to mitigate credit risk by adhering to specific underwriting practices and by ongoing monitoring of our loan portfolio. We track certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $4.0 million annually and at various times during the year. Smaller commercial and retail loans are sampled for review during the year.

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. See Note 5, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

(Amounts in thousands)	June 30, 2016	December 31, 2015	June 30, 2015
Non-covered nonperforming
Nonaccrual loans	$16,626	$17,847	$15,936
Accruing loans past due 90 days or more	64	—	—
TDRs(1)	115	73	—

Total nonperforming loans	16,805	17,920	15,936
Non-covered OREO	4,187	4,873	7,434

Total non-covered nonperforming assets	$20,992	$22,793	$23,370

Covered nonperforming
Nonaccrual loans	$680	$647	$1,062
Accruing loans past due 90 days or more	—	—	—

Total nonperforming loans	680	647	1,062
Covered OREO	2,017	4,034	5,382

Total covered nonperforming assets	$2,697	$4,681	$6,444

Total nonperforming
Nonaccrual loans	$17,306	$18,494	$16,998
Accruing loans past due 90 days or more	64	—	—
TDRs(1)	115	73	—

Total nonperforming loans	17,485	18,567	16,998
OREO	6,204	8,907	12,816

Total nonperforming assets	$23,689	$27,474	$29,814

Additional Information
Performing TDRs(2)	$13,562	$13,889	$13,841
Total TDRs(3)	13,677	13,962	13,841

Non-covered ratios
Nonperforming loans to total loans	0.97%	1.10%	1.02%
Nonperforming assets to total assets	0.87%	0.96%	0.98%
Non-PCI allowance to nonperforming loans	125.48%	112.61%	126.41%
Non-PCI allowance to total loans	1.22%	1.24%	1.29%

Total ratios
Nonperforming loans to total loans	0.97%	1.09%	1.02%
Nonperforming assets to total assets	0.95%	1.12%	1.20%
Allowance for loan losses to nonperforming loans	120.67%	108.97%	119.18%
Allowance for loan losses to total loans	1.17%	1.19%	1.22%

(1)	TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $472 thousand, $923 thousand, and $356 thousand for the periods ended June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(2)	TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $439 thousand, $416 thousand, and $312 thousand for the periods ended June 30, 2016, December 31, 2015, and June 30, 2015, respectively.
(3)	Total TDRs exclude nonaccrual TDRs of $911 thousand, $1.34 million, and $668 thousand for the periods ended June 30, 2016, December 31, 2015, and June 30, 2015, respectively.

Non-covered nonperforming loans as a percent of total non-covered loans totaled 0.97% as of June 30, 2016, 1.10% as of December 31, 2015, and 1.02% as of June 30, 2015. Non-covered nonperforming assets as a percent of total non-covered assets totaled 0.87% as of June 30, 2016, 0.96% as of December 31, 2015, and 0.98% as of June 30, 2015.

Non-covered nonaccrual loans as of June 30, 2016, decreased $1.22 million, or 6.84%, from December 31, 2015, and increased $690 thousand, or 4.33%, from June 30, 2015. Non-covered nonaccrual loans were largely attributed to single family owner occupied loans (43.32%) and non-farm, non-residential loans (39.42%) as of June 30, 2016. No non-covered nonaccrual loans were attributed to performing loans acquired in business combinations as of June 30, 2016. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, as of June 30, 2016, decreased $6.12 million, or 21.95%, to $21.76 million from December 31, 2015, and $2 thousand, or 00.01%, from June 30, 2015. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.26% as of June 30, 2016, which included loans past due (0.30%) and nonaccrual loans (0.96%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2016, decreased $285 thousand, or 2.04%, to $13.68 million from December 31, 2015, and $164 thousand, or 1.18%, from June 30, 2015. Nonperforming accruing TDRs as of June 30, 2016, increased $73 thousand from December 31, 2015, and $115 thousand from June 30, 2015. Accruing nonperforming TDRs as a percent of total accruing TDRs totaled 0.84% as of June 30, 2016, and 0.52% as of December 31, 2015. There were no accruing nonperforming TDRs as of June 30, 2015. Specific reserves on TDRs totaled $544 thousand as of June 30, 2016, $590 thousand as of December 31, 2015, and $482 thousand as of June 30, 2015.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $686 thousand, or 14.08%, as of June 30, 2016, from December 31, 2015, and decreased $3.25 million, or 43.68%, from June 30, 2015. Non-covered OREO consisted of 30 properties with an average holding period of 10 months as of June 30, 2016. The net loss on the sale of OREO totaled $159 thousand for the second quarter of 2016 compared to $242 thousand for the same quarter of 2015 and $821 thousand for the first six months of 2016 compared to $418 thousand for the same period of 2015.

The following table details activity within OREO for the periods indicated:

	Six Months Ended June 30,
	2016			2015
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Beginning balance	$4,873	$4,034	$8,907	$6,638	$6,324	$12,962
Additions	2,123	—	2,123	2,139	1,272	3,411
Disposals	(2,170)	(1,835)	(4,005)	(1,157)	(1,625)	(2,782)
Valuation adjustments	(639)	(182)	(821)	(186)	(589)	(775)

Ending balance	$4,187	$2,017	$6,204	$7,434	$5,382	$12,816

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

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations related to significant individual loans and credit relationships and general reserves related to loans not individually evaluated. Loans not individually evaluated are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. Our qualitative risk factors continued to reflect a reduced risk of loan losses as of June 30, 2016, due to stable asset quality metrics offset by a slight increase in the risk of loan losses due to credit concentrations. Loans acquired in business combinations that are deemed impaired at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. Our PCI loans were aggregated into the following loan pools as of June 30, 2016: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. There were five PCI loan pools as of June 30, 2016, compared to six PCI loan pools as of December 31, 2015, and June 30, 2015. The cash flow analysis performed for the PCI loan pools identified one pool as impaired as of June 30, 2016, compared to two pools as of December 31, 2015, and June 30, 2015. The PCI loan provision is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above, as well as “Significant Accounting Policies” in Note 1, “Basis of Presentation,” and Note 6, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of June 30, 2016, increased $866 thousand, or 4.28%, from December 31, 2015, and increased $841 thousand, or 4.15%, from June 30, 2015. The non-PCI allowance as a percent of non-covered loans totaled 1.22% as of June 30, 2016, 1.24% as of December 31, 2015, and 1.29% as of June 30, 2015. Net charge-offs decreased $190 thousand, or 70.37%, during the second quarter of 2016 and decreased $349 thousand, or 25.09%, during the first six months of 2016 compared to the same periods of 2015. The following table presents activity in our allowance for loan losses for the periods indicated:

	Three Months Ended June 30,
	2016			2015
(Amounts in thousands)	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
Beginning balance	$20,443	$24	$20,467	$20,138	$114	$20,252
Provision for (recovery of) loan losses	724	(12)	712	276	—	276
Benefit attributable to the FDIC indemnification asset	—	10	10	—	—	—

Provision for (recovery of) loan losses charged to operations	724	(2)	722	276	—	276
Recovery of loan losses recorded through the FDIC indemnification asset	—	(10)	(10)	—	—	—
Charge-offs	(691)	—	(691)	(673)	—	(673)
Recoveries	611	—	611	403	—	403

Net charge-offs	(80)	—	(80)	(270)	—	(270)

Ending balance	$21,087	$12	$21,099	$20,144	$114	$20,258

	Six Months Ended June 30,
	2016			2015
(Amounts in thousands)	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
Beginning balance	$20,179	$54	$20,233	$20,169	$58	$20,227
Provision for (recovery of) loan losses	1,950	(42)	1,908	1,366	56	1,422
Benefit attributable to the FDIC indemnification asset	—	1	1	—	(46)	(46)

Provision for (recovery of) loan losses charged to operations	1,950	(41)	1,909	1,366	10	1,376
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	—	(1)	(1)	—	46	46
Charge-offs	(1,919)	—	(1,919)	(2,251)	—	(2,251)
Recoveries	877	—	877	860	—	860

Net charge-offs	(1,042)	—	(1,042)	(1,391)	—	(1,391)

Ending balance	$21,087	$12	$21,099	$20,144	$114	$20,258

The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of June 30, 2016; however, no assurance can be made that additions to the allowance will not be required in future periods.

Deposits

Total deposits as of June 30, 2016, decreased $48.84 million, or 2.61%, compared to December 31, 2015. Noninterest-bearing deposits decreased $508 thousand, interest-bearing deposits decreased $12.81 million, savings deposits, which include money market accounts and savings accounts, decreased $7.53 million, and time deposits decreased $28.00 million.

Borrowings

Total borrowings as of June 30, 2016, increased $91.78 million, or 41.84%, compared to December 31, 2015. Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements. The balance of federal funds purchased increased to $42.00 million and the weighted average contractual rate was 0.64% as of June 30, 2016, compared to no federal funds purchased as of December 31, 2015. The balance of retail repurchase agreements decreased $25.22 million, or 28.46%, and the weighted average rate decreased 4 basis points to 0.07%, as of June 30, 2016, compared to December 31, 2015.

Long-term borrowings generally consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; subordinated debt; and other obligations. The balance and weighted average contractual rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of June 30, 2016, compared to December 31, 2015. Wholesale repurchase agreements had contractual maturities between five months and three years as of June 30, 2016. The balance of FHLB borrowings as of June 30, 2016, increased $75.00 million and the weighted average contractual rate decreased to 2.09%, compared to 4.71% as of December 2015. FHLB borrowings had contractual maturities between one month and five years as of June 30, 2016. The balance of subordinated debt remained constant at $15.46 million as of June 30, 2016, compared to December 31, 2015. The junior subordinated debentures (“Debentures”), which are currently callable, carry an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95% and mature October 8, 2033.

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2017. There was no outstanding balance on the line of credit as of June 30, 2016, or December 31, 2015.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to raise sufficient cash, or convert assets to cash, to meet our financial obligations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) designed to detect potential liquidity issues to protect depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) and the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management, ensures that systems and internal controls are consistent with liquidity policies, and provides accurate reports about liquidity needs, sources, and compliance.

We maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $44.30 million, availability on federal funds lines with correspondent banks of $105.00 million, availability from the Federal Reserve Bank discount window of $9.08 million, unused borrowing capacity with the FHLB of $385.26 million, and unpledged available-for-sale securities of $143.12 million as of June 30, 2016. Cash on hand and deposits with other financial institutions and lines of credit with correspondent banks and the Federal Reserve Bank are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Our approved lines of credit with correspondent banks are available as backup liquidity sources. Unused borrowing capacity with the FHLB is reported net of letters of credit that collateralize public unit deposits of $68.53 million as of June 30, 2016. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset.

As a holding company with no significant operations of its own, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. The Company’s liquid assets consisted of cash and investment securities totaling $12.05 million as of June 30, 2016. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. There was no outstanding balance on the line of credit as of June 30, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. The Company’s required initial minimum capital ratios under Basel III include:

•	4.5% Common equity Tier 1 capital to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 leverage ratio

The following table presents our capital ratios as of the dates indicated:

	June 30, 2016	December 31, 2015
Common equity Tier 1 ratio
First Community Bancshares, Inc.	13.32%	14.54%
First Community Bank	12.65%	13.60%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	13.32%	14.73%
First Community Bank	12.65%	13.60%
Total risk-based capital ratio
First Community Bancshares, Inc.	14.57%	15.95%
First Community Bank	13.91%	14.82%
Tier 1 leverage ratio
First Community Bancshares, Inc.	9.73%	10.62%
First Community Bank	9.14%	9.77%

Our regulatory capital ratios as of June 30, 2016, decreased from December 31, 2015, primarily due to the phase-in of certain Basel III Capital Rules related to common equity Tier 1 deductions and an increase in risk-weighted assets. Our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period as of June 30, 2016. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of June 30, 2016. A description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2015 Form 10-K.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

(Amounts in thousands)	June 30, 2016	December 31, 2015
Commitments to extend credit	$260,606	$235,302
Financial letters of credit	4,650	4,485
Performance letters of credit	3,507	3,280

Total off-balance sheet risk	$268,763	$243,067

Reserve for unfunded commitments	$326	$326

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

Our profitability is largely dependent on net interest income, which is the difference between interest income on interest-earning assets, such as loans and securities, and interest expense on interest-bearing liabilities, such as deposits and borrowings. Our Company, like other financial institutions, is subject to interest rate risk to the degree that interest-earning assets reprice differently than interest-bearing liabilities. We manage our mix of assets and liabilities with the goal of limiting exposure to interest rate risk, ensuring adequate liquidity, and coordinating sources and uses of funds while maintaining an acceptable level of net interest income given the current interest rate environment.

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. The Federal Open Market Committee maintained a target range for federal funds of 25 to 50 basis points as of June 30, 2016, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

(Amounts in thousands, except percents)	June 30, 2016		December 31, 2015
Increase (Decrease) in Interest Rates in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
300	$(685)	-0.8%	$(1,162)	-1.4%
200	(369)	-0.4%	(694)	-0.9%
100	(233)	-0.3%	(409)	-0.5%
(100)	(1,930)	-2.3%	(1,813)	-2.2%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). The CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2016.

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

Management, including the CEO and CFO, does not expect that our disclosure controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are met. Inherent limitations exist in all control systems; therefore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur from simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, collusion of two or more people, or management’s override of controls.

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in our internal control over financial reporting occurred during the quarter ended June 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

We are currently a defendant in various legal actions and asserted claims in the normal course of business. Although we are unable to assess the ultimate outcome of each matter with certainty, we believe that the resolution of these actions should not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 1A.	Risk Factors

Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, our risk factors are not intended as an exhaustive list of all risks we face. There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors,” of our 2015 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
April 1-30, 2016	117,486	$19.86	117,486	1,132,397
May 1-31, 2016	91,198	21.07	91,198	1,051,971
June 1-30, 2016	285,128	21.24	285,128	773,543

Total	493,812	$20.88	493,812

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,226,457 shares in treasury as of June 30, 2016.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and First Bank. (33)

2.2	Purchase and Assumption Agreement between First Bank and First Community Bank. (34)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (7) and Plan. (8)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (9)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (10)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (19) and Waiver Agreement. (26)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (11), Amendment #1 (12), Amendment #2 (29), and Amendment #3. (35)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (13)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated (14) and Amendment #2. (36)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (15)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (16) and Stock Award Agreement. (17)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (28)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (18)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (20)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (21)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (22)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015 (23) and Amendment #1 dated May 27, 2016. (35)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (24)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (32)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (25)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (30)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (31)

11	Statement Regarding Computation of Earnings per Share. (27)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016, (Unaudited), and December 31, 2015; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2016 and 2015 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.
(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 23, 2016, filed on February 25, 2016.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on June 30, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(8)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(9)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on May 7, 2004.
(10)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(12)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(13)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(14)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(15)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.

(16)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(17)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(18)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(19)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(20)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(21)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(24)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(26)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(27)	Incorporated by reference from Note 15 of the Notes to Condensed Consolidated Financial Statements included herein.
(28)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(29)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(30)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(31)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(33)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated March 3, 2016, filed on March 4, 2016.
(34)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated March 3, 2016, filed on March 4, 2016.
(35)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016.
(36)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2016.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2016, (Unaudited), and December 31, 2015; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the six months ended June 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).