Form 10-Q
period 2016-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2016-11-04
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Class – Common Stock, $1.00 Par Value; 16,989,383 shares outstanding as of October 28, 2016

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

For the quarter ended September 30, 2016

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$43,686	$37,383
Federal funds sold	21,298	13,498
Interest-bearing deposits in banks	945	906

Total cash and cash equivalents	65,929	51,787
Securities available for sale	220,856	366,173
Securities held to maturity	72,182	72,541
Loans held for investment, net of unearned income
Non-covered	1,774,547	1,623,506
Covered	61,837	83,035
Less allowance for loan losses	(19,633)	(20,233)

Loans held for investment, net	1,816,751	1,686,308
FDIC indemnification asset	14,332	20,844
Premises and equipment, net	50,564	52,756
Other real estate owned, non-covered	4,052	4,873
Other real estate owned, covered	2,437	4,034
Interest receivable	5,498	6,007
Goodwill	101,776	100,486
Other intangible assets	7,964	5,243
Other assets	87,932	91,224

Total assets	$2,450,273	$2,462,276

Liabilities
Deposits
Noninterest-bearing	$473,509	$451,511
Interest-bearing	1,388,390	1,421,748

Total deposits	1,861,899	1,873,259
Interest, taxes, and other liabilities	26,599	26,630
Securities sold under agreements to repurchase	118,532	138,614
FHLB borrowings	90,000	65,000
Other borrowings	15,707	15,756

Total liabilities	2,112,737	2,119,259

Stockholders’ equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; no shares outstanding at September 30, 2016, and December 31, 2015	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at September 30, 2016, and December 31, 2015; 4,392,807 and 3,283,638 shares in treasury at September 30, 2016, and December 31, 2015, respectively	21,382	21,382
Additional paid-in capital	227,884	227,692
Retained earnings	166,689	155,647
Treasury stock, at cost	(78,789)	(56,457)
Accumulated other comprehensive income (loss)	370	(5,247)

Total stockholders’ equity	337,536	343,017

Total liabilities and stockholders’ equity	$2,450,273	$2,462,276

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015
Interest income
Interest and fees on loans	$21,952	$22,259	$65,762	$65,999
Interest on securities — taxable	738	1,062	2,729	3,167
Interest on securities — tax-exempt	905	994	2,762	3,013
Interest on deposits in banks	26	33	55	246

Total interest income	23,621	24,348	71,308	72,425
Interest expense
Interest on deposits	1,133	1,384	3,334	4,676
Interest on short-term borrowings	548	497	1,613	1,486
Interest on long-term debt	819	798	2,438	2,685

Total interest expense	2,500	2,679	7,385	8,847

Net interest income	21,121	21,669	63,923	63,578
(Recovery of) provision for loan losses	(1,154)	381	755	1,757

Net interest income after (recovery of) provision for loan losses	22,275	21,288	63,168	61,821
Noninterest income
Wealth management	653	790	2,147	2,231
Service charges on deposits	3,494	3,744	10,146	10,154
Other service charges and fees	2,024	1,974	6,088	5,987
Insurance commissions	1,592	1,650	5,383	5,336
Impairment losses on securities	(4,635)	—	(4,646)	—
Portion of loss recognized in other comprehensive income	—	—	—	—

Net impairment losses recognized in earnings	(4,635)	—	(4,646)	—
Net gain (loss) on sale of securities	25	(39)	(53)	151
Net FDIC indemnification asset amortization	(1,369)	(1,768)	(3,856)	(5,179)
Net gain on divestitures	3,065	—	3,065	—
Other operating income	1,046	723	2,554	3,367

Total noninterest income	5,895	7,074	20,828	22,047
Noninterest expense
Salaries and employee benefits	9,828	9,971	30,501	29,357
Occupancy expense	1,249	1,443	4,139	4,404
Furniture and equipment expense	1,066	1,259	3,271	3,854
Amortization of intangibles	316	281	871	837
FDIC premiums and assessments	363	377	1,109	1,181
FHLB debt prepayment fees	—	—	—	1,702
Merger, acquisition, and divestiture expense	226	—	675	86
Other operating expense	5,509	5,688	15,527	15,667

Total noninterest expense	18,557	19,019	56,093	57,088

Income before income taxes	9,613	9,343	27,903	26,780
Income tax expense	3,230	3,084	9,181	8,388

Net income	6,383	6,259	18,722	18,392
Dividends on preferred stock	—	—	—	105

Net income available to common shareholders	$6,383	$6,259	$18,722	$18,287

Earnings per common share
Basic	$0.37	$0.34	$1.07	$0.98
Diluted	0.37	0.34	1.07	0.97
Cash dividends per common share	0.16	0.14	0.44	0.40
Weighted average shares outstanding
Basic	17,031,074	18,470,348	17,433,406	18,644,679
Diluted	17,083,526	18,500,975	17,475,211	18,895,909

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net income	$6,383	$6,259	$18,722	$18,392
Other comprehensive income, before tax
Available-for-sale securities:
Change in net unrealized gains on securities without other-than-temporary impairment	744	3,816	4,141	2,993
Reclassification adjustment for net (gains) losses recognized in net income	(25)	39	53	(151)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	4,635	—	4,646	—

Net unrealized gains on available-for-sale securities	5,354	3,855	8,840	2,842
Employee benefit plans:
Net actuarial loss	(2)	(1)	(56)	(98)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	69	82	205	245

Net unrealized gains on employee benefit plans	67	81	149	147

Other comprehensive income, before tax	5,421	3,936	8,989	2,989
Income tax expense	(2,034)	(1,476)	(3,372)	(1,122)

Other comprehensive income, net of tax	3,387	2,460	5,617	1,867

Total comprehensive income	$9,770	$8,719	$24,339	$20,259

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	—	—	—	18,392	—	—	18,392
Other comprehensive income	—	—	—	—	—	1,867	1,867
Common dividends declared — $0.40 per share	—	—	—	(7,447)	—	—	(7,447)
Preferred dividends declared — $15.00 per share	—	—	—	(105)	—	—	(105)
Preferred stock converted to common stock — 882,096 shares	(12,784)	882	11,902	—	—	—	—
Redemption of preferred stock — 2,367 shares	(2,367)	—	—	—	—	—	(2,367)
Equity-based compensation expense	—	—	43	—	—	—	43
Common stock options exercised — 3,000 shares	—	—	(10)	—	51	—	41
Restricted stock awards — 22,561 shares	—	—	(192)	—	383	—	191
Issuance of treasury stock to 401(k) plan — 18,275 shares	—	—	5	—	311	—	316
Purchase of treasury shares — 1,018,726 shares at $17.13 per share	—	—	—	—	(17,478)	—	(17,478)

Balance September 30, 2015	$—	$21,382	$227,621	$152,046	$(52,484)	$(3,738)	$344,827

Balance January 1, 2016	$—	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	—	—	—	18,722	—	—	18,722
Other comprehensive income	—	—	—	—	—	5,617	5,617
Common dividends declared — $0.44 per share	—	—	—	(7,680)	—	—	(7,680)
Equity-based compensation expense	—	—	144	—	—	—	144
Common stock options exercised — 11,730 shares	—	—	(23)	—	205	—	182
Restricted stock awards — 15,587 shares	—	—	26	—	270	—	296
Issuance of treasury stock to 401(k) plan — 16,290 shares	—	—	45	—	287	—	332
Purchase of treasury shares — 1,152,776 shares at $20.00 per share	—	—	—	—	(23,094)	—	(23,094)

Balance September 30, 2016	$—	$21,382	$227,884	$166,689	$(78,789)	$370	$337,536

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2016	2015
Operating activities
Net income	$18,722	$18,392
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	755	1,757
Depreciation and amortization of property, plant, and equipment	2,707	3,143
Amortization of premiums on investments, net	2,758	5,872
Amortization of FDIC indemnification asset, net	3,856	5,179
Amortization of intangible assets	871	837
Accretion on acquired loans	(3,893)	(5,439)
Gain on divestiture, net	(3,065)	—
Gain on sale of loans, net	—	(439)
Equity-based compensation expense	144	43
Restricted stock awards	296	191
Issuance of treasury stock to 401(k) plan	332	316
Loss on sale of property, plant, and equipment, net	271	26
Loss on sale of other real estate	1,487	2,538
Loss (gain) on sale of securities	53	(151)
Net impairment losses recognized in earnings	4,646	—
FHLB debt prepayment fees	—	1,702
Proceeds from sale of mortgage loans	—	18,531
Originations of mortgage loans	—	(16,823)
Decrease in accrued interest receivable	509	405
Decrease in other operating activities	4,341	12,701

Net cash provided by operating activities	34,790	48,781
Investing activities
Proceeds from sale of securities available for sale	70,530	266
Proceeds from maturities, prepayments, and calls of securities available for sale	77,395	22,350
Proceeds from maturities and calls of securities held to maturity	190	190
Payments to acquire securities available for sale	(1,174)	(81,540)
Payments to acquire securities held to maturity	—	(15,003)
Originations of loans, net	(138,984)	(6,994)
(Payments for) proceeds from FHLB stock, net	(933)	1,279
Cash proceeds from (paid in) mergers, acquisitions, and divestitures, net	24,816	(88)
Proceeds from the FDIC	3,639	2,411
Payments to acquire property, plant, and equipment, net	(448)	(919)
Proceeds from sale of other real estate	4,541	5,365

Net cash provided by (used in) investing activities	39,572	(72,683)
Financing activities
Increase in noninterest-bearing deposits, net	28,322	24,292
Decrease in interest-bearing deposits, net	(62,819)	(122,149)
(Repayments of) proceeds from securities sold under agreements to repurchase, net	(20,082)	2,334
Proceeds from (repayments of) FHLB and other borrowings, net	24,951	(28,746)
Redemption of preferred stock	—	(2,367)
Proceeds from stock options exercised	182	41
Excess tax benefit from equity-based compensation	—	5
Payments for repurchase of treasury stock	(23,094)	(17,478)
Payments of common dividends	(7,680)	(7,447)
Payments of preferred dividends	—	(219)

Net cash used in financing activities	(60,220)	(151,734)

Net increase (decrease) in cash and cash equivalents	14,142	(175,636)
Cash and cash equivalents at beginning of period	51,787	237,660

Cash and cash equivalents at end of period	$65,929	$62,024

Supplemental transactions — noncash items
Transfer of loans to other real estate	$3,652	$4,139
Loans originated to finance other real estate	42	37

Supplemental disclosure — cash flow information
Cash paid for interest	7,394	9,167
Cash paid for income taxes	6,488	6,900

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

General

First Community Bancshares, Inc. (the “Company”) is a financial holding company headquartered in Bluefield, Virginia that provides banking products and services to individuals and commercial customers through its wholly-owned subsidiary, First Community Bank (the “Bank”), a Virginia-chartered banking institution. The Bank operates 45 branches in 4 states as First Community Bank in Virginia, West Virginia, and North Carolina and under the trade name People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers personal and commercial insurance products and services from certain branch locations through First Community Insurance Services (“FCIS”) in Virginia and West Virginia. The Bank offers wealth management services and investment advice through its Trust Division and wholly-owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division and FCWM managed $767 million in combined assets as of September 30, 2016. These assets are not assets of the Company, but are managed under various fee-based arrangements as fiduciary or agent. The Company reported consolidated assets of $2.45 billion as of September 30, 2016. The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services. Unless the context suggests otherwise, the term “Company” refers to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

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

Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The update will make eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted. The update should be applied on a retrospective basis unless it is impracticable to apply, in which case the update would be applied prospectively as of the earliest date practicable. The Company is currently evaluating the impact that ASU 2016-15 will have on its financial position, results of operations, and cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new guidance is intended to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The new guidance requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, ASU 2016-13 amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective on January 1, 2020. The Company is currently evaluating the impact that ASU 2016-13 will have on its financial position, results of operations, and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The new guidance is intended to simplify several aspects of the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-09 will have on its financial position, results of operations, and cash flows and does not expect this guidance to have a material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The new guidance is intended to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2016-02 will have on its financial position, results of operations, and cash flows and does not expect this guidance to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The update amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Although the new guidance retains many current requirements, it significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 will be effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017, with early adoption permitted for certain changes. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial position, results of operations, and cash flows.

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

Note 2. Acquisitions and Divestitures

First Bank

On July 15, 2016, the Company completed the previously announced branch exchange with First Bank, North Carolina, pursuant to which the Bank exchanged a portion of its North Carolina branch network for First Bank’s Virginia branch network. Under the agreements, the Bank simultaneously sold six branches in the Winston-Salem and Mooresville areas of North Carolina and acquired seven branches in Southwestern Virginia. The branch acquisition complements the Company’s 2014 acquisition of seven branches from Bank of America by expanding the Company’s existing presence in Southwest Virginia and affords the opportunity to realize certain operating cost savings. The Company incurred expenses related to the First Bank transaction of $226 thousand for the three months ended September 30, 2016, and $675 thousand for the nine months ended September 30, 2016. The estimated fair values, including identifiable intangible assets, are preliminary and subject to refinement for up to one year after the closing date of the acquisition. See “Acquisition” and “Divestiture” below for additional transaction details.

Acquisition

On July 15, 2016, the Company completed the acquisition of seven branches in Southwestern Virginia from First Bank. The consideration transferred included the net fair value of certain assets and liabilities divested, see “Divestiture” below, plus a premium paid of $3.84 million. The Company did not acquire any purchased credit-impaired loans as a result of the branch acquisition.

The following table summarizes the fair value of assets purchased and liabilities assumed:

(Amounts in thousands)
Assets
Loans receivable	$149,122
Premises and equipment	4,829
Goodwill and other intangible assets	6,288
Other assets	448

Total assets purchased	$160,687

Liabilities
Deposits	$134,307
Other liabilities	75

Total liabilities assumed	$134,382

Divestiture

On July 15, 2016, the Company completed the exchange of six branches in the Winston-Salem and Mooresville areas of North Carolina to First Bank. At closing, the Company divested certain assets and liabilities at fair value and received a premium of $4.07 million. The Company recorded a net gain of $3.07 million in connection with the divestiture and reversed $1.35 million in the allowance for loan losses related to divested loans. The Company received $24.82 million in cash in connection with the First Bank transaction.

The following table summarizes the fair value of assets and liabilities divested:

(Amounts in thousands)
Assets
Loans receivable	$155,538
Premises and equipment	3,861
Goodwill and other intangible assets	2,326
Other assets	443

Total assets divested	$162,168

Liabilities
Deposits	$111,019
Other liabilities	28

Total liabilities divested	$111,047

Note 3. Investment Securities

The following tables present the amortized cost and aggregate fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2016
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$1,371	$4	$—	$1,375
Municipal securities	116,910	5,171	(7)	122,074
Single issue trust preferred securities	51,292	—	(2,772)	48,520
Corporate securities	15,027	—	(5)	15,022
Mortgage-backed Agency securities	33,578	294	(80)	33,792
Equity securities	55	18	—	73

Total securities available for sale	$218,233	$5,487	$(2,864)	$220,856

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$31,414	$39	$(751)	$30,702
Municipal securities	124,880	4,155	(357)	128,678
Single issue trust preferred securities	55,882	—	(8,050)	47,832
Corporate securities	70,571	—	(238)	70,333
Certificates of deposit	5,000	—	—	5,000
Mortgage-backed Agency securities	84,576	155	(1,175)	83,556
Equity securities	66	6	—	72

Total securities available for sale	$372,389	$4,355	$(10,571)	$366,173

The following tables present the amortized cost and aggregate fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2016
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$61,766	$317	$—	$62,083
Corporate securities	10,416	108	—	10,524

Total securities held to maturity	$72,182	$425	$—	$72,607

	December 31, 2015
	Amortized	Unrealized	Unrealized	Fair
(Amounts in thousands)	Cost	Gains	Losses	Value
U.S. Agency securities	$61,863	$75	$(106)	$61,832
Municipal securities	190	3	—	193
Corporate securities	10,488	—	(23)	10,465

Total securities held to maturity	$72,541	$78	$(129)	$72,490

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2016
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$16,747	$16,753
Due after one year but within five years	2,131	2,178
Due after five years but within ten years	87,281	91,586
Due after ten years	78,441	76,474

	184,600	186,991
Mortgage-backed securities	33,578	33,792
Equity securities	55	73

Total securities available for sale	$218,233	$220,856

Held-to-maturity securities
Due within one year	$46,867	$46,909
Due after one year but within five years	25,315	25,698
Due after five years but within ten years	—	—
Due after ten years	—	—

Total securities held to maturity	$72,182	$72,607

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$—	$—	$—	$—	$—	$—
Municipal securities	—	—	767	(7)	767	(7)
Single issue trust preferred securities	—	—	19,323	(2,772)	19,323	(2,772)
Corporate securities	—	—	15,022	(5)	15,022	(5)
Mortgage-backed Agency securities	1,167	(1)	13,589	(79)	14,756	(80)

Total	$1,167	$(1)	$48,701	$(2,863)	$49,868	$(2,864)

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$4,441	$(5)	$23,922	$(746)	$28,363	$(751)
Municipal securities	8,126	(48)	10,393	(309)	18,519	(357)
Single issue trust preferred securities	—	—	47,832	(8,050)	47,832	(8,050)
Corporate securities	70,333	(238)	—	—	70,333	(238)
Mortgage-backed Agency securities	27,050	(253)	37,291	(922)	64,341	(1,175)

Total	$109,950	$(544)	$119,438	$(10,027)	$229,388	$(10,571)

There were no unrealized losses on held-to-maturity securities as of September 30, 2016. The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of December 31, 2015.

	December 31, 2015
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Amounts in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Agency securities	$43,723	$(106)	$—	$—	$43,723	$(106)
Corporate securities	6,851	(23)	—	—	6,851	(23)

Total	$50,574	$(129)	$—	$—	$50,574	$(129)

There were 20 individual securities in an unrealized loss position as of September 30, 2016, and their combined depreciation in value represented 0.98% of the investment securities portfolio. There were 107 individual securities in an unrealized loss position as of December 31, 2015, and their combined depreciation in value represented 2.44% of the investment securities portfolio.

The following table presents gross realized gains and losses from the sale of available-for-sale securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands)	2016	2015	2016	2015
Gross realized gains	$203	$26	$344	$292
Gross realized losses	(178)	(65)	(397)	(141)

Net gain (loss) on sale of securities	$25	$(39)	$(53)	$151

The carrying amount of securities pledged for various purposes totaled $151.82 million as of September 30, 2016, and $236.73 million as of December 31, 2015.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). Debt securities owned by the Company include securities issued from the U.S. Department of the Treasury (“Treasury”), municipal securities, single issue trust preferred securities, corporate securities, and certificates of deposit. For debt securities owned, the Company analyzes factors such as the impairment’s severity and duration, adverse conditions within the issuing industry, prospects for the issuer, ability to hold until recovery, security performance, changes in rating by rating agencies, and other qualitative factors to determine if the impairment will be recovered. If the evaluation suggests that the impairment will not be recovered, OTTI is recorded as a charge to earnings through noninterest income. Temporary impairment on these securities is primarily due to changes in benchmark interest rates, changes in pricing in the credit markets, destabilization in foreign markets, and other current economic factors. During the three and nine months ended September 30, 2016, the Company incurred OTTI charges on debt securities owned of $4.64 million related to the Company’s change in intent to hold certain securities to recovery. The intent was changed to sell specific trust preferred securities in the Company’s investment portfolio primarily to reduce credit concentrations with two issuers. During the three and nine months ended September 30, 2015, the Company incurred no OTTI charges on debt securities owned.

For equity securities, the Company considers its intent to hold or sell the security before recovery, the severity and duration of the decline in fair value of the security below its cost, the financial condition and near-term prospects of the issuer, and whether the decline appears related to issuer, general market, or industry conditions to determine if the impairment will be recovered. If the Company deems the impairment other-than-temporary in nature, the security is written down to its current present value and the OTTI loss is charged to earnings. During the three months ended September 30, 2016, the Company incurred no OTTI charges related to certain equity holdings. During the nine months ended September 30, 2016, the Company incurred OTTI charges related to certain equity holdings of $11 thousand. During the three and nine months ended September 30, 2015, the Company incurred no OTTI charges on equity holdings.

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

	September 30, 2016		December 31, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$49,799	2.71%	$48,896	2.86%
Commercial and industrial	90,362	4.92%	88,903	5.21%
Multi-family residential	127,468	6.94%	95,026	5.57%
Single family non-owner occupied	144,023	7.84%	149,351	8.75%
Non-farm, non-residential	596,015	32.46%	485,460	28.45%
Agricultural	5,786	0.32%	2,911	0.17%
Farmland	31,974	1.74%	27,540	1.61%

Total commercial loans	1,045,427	56.93%	898,087	52.62%
Consumer real estate loans
Home equity lines	108,108	5.89%	107,367	6.29%
Single family owner occupied	497,695	27.10%	495,209	29.02%
Owner occupied construction	43,925	2.39%	43,505	2.55%

Total consumer real estate loans	649,728	35.38%	646,081	37.86%
Consumer and other loans
Consumer loans	76,363	4.16%	72,000	4.22%
Other	3,029	0.16%	7,338	0.43%

Total consumer and other loans	79,392	4.32%	79,338	4.65%

Total non-covered loans	1,774,547	96.63%	1,623,506	95.13%
Total covered loans	61,837	3.37%	83,035	4.87%

Total loans held for investment, net of unearned income	$1,836,384	100.00%	$1,706,541	100.00%

Customer overdrafts reclassified as loans totaled $1.18 million as of September 30, 2016, and $1.24 million as of December 31, 2015. Deferred loan fees totaled $5.29 million as of September 30, 2016, and $3.78 million as of December 31, 2015. For information concerning off-balance sheet financing, see Note 14, “Litigation, Commitments and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents the covered loan portfolio, disaggregated by class, as of the dates indicated:

(Amounts in thousands)	September 30, 2016	December 31, 2015
Commercial loans
Construction, development, and other land	$4,699	$6,303
Commercial and industrial	941	1,170
Multi-family residential	43	640
Single family non-owner occupied	1,328	2,674
Non-farm, non-residential	8,312	14,065
Agricultural	26	34
Farmland	412	643

Total commercial loans	15,761	25,529
Consumer real estate loans
Home equity lines	38,737	48,565
Single family owner occupied	7,058	8,595
Owner occupied construction	201	262

Total consumer real estate loans	45,996	57,422
Consumer and other loans
Consumer loans	80	84

Total covered loans	$61,837	$83,035

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

	September 30, 2016		December 31, 2015
(Amounts in thousands)	Carrying Balance	Unpaid Principal Balance	Carrying Balance	Unpaid Principal Balance
Peoples Bank of Virginia	$5,798	$9,762	$6,681	$11,249
Waccamaw Bank	24,877	48,642	34,707	63,151
Other acquired	1,121	1,147	1,254	1,297

Total PCI Loans	$31,796	$59,551	$42,642	$75,697

The following tables present the activity in the accretable yield on PCI loans, by acquisition, for the periods indicated:

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Peoples	Waccamaw	Total
Beginning balance	$3,589	$26,109	$29,698
Accretion	(982)	(4,408)	(5,390)
Reclassifications from nonaccretable difference	231	848	1,079
Removals, extensions, and other events, net	1,774	4	1,778

Ending balance	$4,612	$22,553	$27,165

	Nine Months Ended September 30, 2015
(Amounts in thousands)	Peoples	Waccamaw	Total
Beginning balance	$4,745	$19,048	$23,793
Additions	—	2	2
Accretion	(1,906)	(5,069)	(6,975)
Reclassifications from nonaccretable difference	583	3,225	3,808
Removals, extensions, and other events, net	(27)	5,203	5,176

Ending balance	$3,395	$22,409	$25,804

Note 5. Credit Quality

The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process. The general characteristics of each risk grade are as follows:

•	Pass — This grade is assigned to loans with acceptable credit quality and risk. The Company further segments this grade based on borrower characteristics that include capital strength, earnings stability, liquidity, leverage, and industry conditions.

•	Special Mention — This grade is assigned to loans that require an above average degree of supervision and attention. These loans have the characteristics of an asset with acceptable credit quality and risk; however, adverse economic or financial conditions exist that create potential weaknesses deserving of management’s close attention. If potential weaknesses are not corrected, the prospect of repayment may worsen.

•	Substandard — This grade is assigned to loans that have well defined weaknesses that may make payment default, or principal exposure, possible. These loans will likely be dependent on collateral liquidation, secondary repayment sources, or events outside the normal course of business to meet repayment terms.

•	Doubtful — This grade is assigned to loans that have the weaknesses inherent in substandard loans; however, the weaknesses are so severe that collection or liquidation in full is unlikely based on current facts, conditions, and values. Due to certain specific pending factors, the amount of loss cannot yet be determined.

•	Loss — This grade is assigned to loans that will be charged off or charged down when payments, including the timing and value of payments, are uncertain. This risk grade does not imply that the asset has no recovery or salvage value, but simply means that it is not practical or desirable to defer writing off, either all or a portion of, the loan balance even though partial recovery may be realized in the future.

The following tables present the recorded investment of the loan portfolio, disaggregated by class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%; therefore, covered loans are disclosed separately.

	September 30, 2016
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$48,015	$992	$792	$—	$—	$49,799
Commercial and industrial	85,440	3,687	1,235	—	—	90,362
Multi-family residential	118,153	8,528	787	—	—	127,468
Single family non-owner occupied	133,550	4,644	5,829	—	—	144,023
Non-farm, non-residential	568,766	16,044	10,495	710	—	596,015
Agricultural	5,711	75	—	—	—	5,786
Farmland	29,653	1,820	501	—	—	31,974
Consumer real estate loans
Home equity lines	106,086	733	1,289	—	—	108,108
Single family owner occupied	471,389	5,725	20,102	479	—	497,695
Owner occupied construction	43,216	—	709	—	—	43,925
Consumer and other loans
Consumer loans	76,086	23	248	—	6	76,363
Other	3,029	—	—	—	—	3,029

Total non-covered loans	1,689,094	42,271	41,987	1,189	6	1,774,547

Covered loans
Commercial loans
Construction, development, and other land	2,830	872	997	—	—	4,699
Commercial and industrial	926	—	15	—	—	941
Multi-family residential	—	—	43	—	—	43
Single family non-owner occupied	1,056	65	207	—	—	1,328
Non-farm, non-residential	7,038	616	658	—	—	8,312
Agricultural	26	—	—	—	—	26
Farmland	143	—	269	—	—	412
Consumer real estate loans
Home equity lines	15,092	22,867	778	—	—	38,737
Single family owner occupied	4,810	945	1,303	—	—	7,058
Owner occupied construction	105	—	96	—	—	201
Consumer and other loans
Consumer loans	80	—	—	—	—	80

Total covered loans	32,106	25,365	4,366	—	—	61,837

Total loans	$1,721,200	$67,636	$46,353	$1,189	$6	$1,836,384

	December 31, 2015
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$46,816	$974	$1,106	$—	$—	$48,896
Commercial and industrial	87,223	663	1,017	—	—	88,903
Multi-family residential	81,168	12,969	889	—	—	95,026
Single family non-owner occupied	139,680	3,976	5,695	—	—	149,351
Non-farm, non-residential	454,906	15,170	15,384	—	—	485,460
Agricultural	2,886	25	—	—	—	2,911
Farmland	25,855	1,427	258	—	—	27,540
Consumer real estate loans
Home equity lines	104,897	1,083	1,387	—	—	107,367
Single family owner occupied	468,155	6,686	20,368	—	—	495,209
Owner occupied construction	42,783	—	722	—	—	43,505
Consumer and other loans
Consumer loans	71,685	61	254	—	—	72,000
Other	7,338	—	—	—	—	7,338

Total non-covered loans	1,533,392	43,034	47,080	—	—	1,623,506

Covered loans
Commercial loans
Construction, development, and other land	3,908	1,261	1,134	—	—	6,303
Commercial and industrial	1,144	4	22	—	—	1,170
Multi-family residential	460	—	180	—	—	640
Single family non-owner occupied	1,808	457	409	—	—	2,674
Non-farm, non-residential	9,192	2,044	2,829	—	—	14,065
Agricultural	34	—	—	—	—	34
Farmland	364	—	279	—	—	643
Consumer real estate loans
Home equity lines	17,893	29,823	849	—	—	48,565
Single family owner occupied	5,102	1,963	1,530	—	—	8,595
Owner occupied construction	112	51	99	—	—	262
Consumer and other loans
Consumer loans	84	—	—	—	—	84

Total covered loans	40,101	35,603	7,331	—	—	83,035

Total loans	$1,573,493	$78,637	$54,411	$—	$—	$1,706,541

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the periods indicated:

	September 30, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Multi-family residential	$292	$297	$—	$—	$—	$—
Single family non-owner occupied	455	455	—	782	783	—
Non-farm, non-residential	5,210	5,352	—	8,427	8,427	—
Consumer real estate loans
Single family owner occupied	1,137	1,195	—	1,975	2,067	—
Owner occupied construction	342	353	—	—	—	—

Total impaired loans with no allowance	7,436	7,652	—	11,184	11,277	—

Impaired loans with a related allowance
Commercial loans
Single family non-owner occupied	676	677	107	619	623	124
Non-farm, non-residential	4,599	4,636	1,843	5,667	5,673	1,568
Consumer real estate loans
Single family owner occupied	4,083	4,129	853	4,899	4,907	672
Owner occupied construction	—	—	—	349	355	7

Total impaired loans with an allowance	9,358	9,442	2,803	11,534	11,558	2,371

Total impaired loans	$16,794	$17,094	$2,803	$22,718	$22,835	$2,371

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Average	Interest	Average	Interest	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income	Recorded	Income	Recorded	Income
(Amounts in thousands)	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized
Impaired loans with no related allowance
Commercial loans
Multi-family residential	$298	$15	$—	$—	$99	$15	$—	$—
Single family non-owner occupied	460	7	792	27	565	22	571	28
Non-farm, non-residential	5,404	60	8,878	72	6,051	181	8,834	295
Consumer real estate loans
Single family owner occupied	1,159	13	1,353	—	829	13	2,578	100
Owner occupied construction	344	—	—	—	229	—	117	—

Total impaired loans with no allowance	7,665	95	11,023	99	7,773	231	12,100	423

Impaired loans with a related allowance
Commercial loans
Single family non-owner occupied	682	5	629	—	572	18	558	22
Non-farm, non-residential	4,658	45	5,417	15	5,108	215	4,740	51
Consumer real estate loans
Single family owner occupied	4,130	24	4,847	13	4,547	91	3,325	26
Owner occupied construction	—	—	357	1	115	—	119	1

Total impaired loans with an allowance	9,470	74	11,250	29	10,342	324	8,742	100

Total impaired loans	$17,135	$169	$22,273	$128	$18,115	$555	$20,842	$523

The following tables present information on impaired PCI loan pools as of the dates, and for the periods, indicated:

(Amounts in thousands, except impaired pools)	September 30, 2016	December 31, 2015
Unpaid principal balance	$1,104	$3,759
Recorded investment	1,104	2,834
Allowance for loan losses related to PCI loan pools	12	54

Impaired PCI loan pools	1	2

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest income recognized	$12	$96	$130	$273
Average recorded investment	1,139	3,045	2,195	3,464

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2016			December 31, 2015
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$70	$39	$109	$39	$54	$93
Commercial and industrial	405	14	419	—	16	16
Multi-family residential	306	—	306	84	—	84
Single family non-owner occupied	1,158	25	1,183	1,850	29	1,879
Non-farm, non-residential	7,075	34	7,109	7,150	39	7,189
Farmland	135	—	135	234	—	234
Consumer real estate loans
Home equity lines	527	440	967	825	413	1,238
Single family owner occupied	7,403	136	7,539	7,245	96	7,341
Owner occupied construction	342	—	342	349	—	349
Consumer and other loans
Consumer loans	66	—	66	71	—	71

Total nonaccrual loans	$17,487	$688	$18,175	$17,847	$647	$18,494

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $62 thousand as of September 30, 2016. No non-covered accruing loans were contractually past due 90 days or more as of December 31, 2015.

	September 30, 2016
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$5	$64	$53	$122	$49,677	$49,799
Commercial and industrial	121	31	171	323	90,039	90,362
Multi-family residential	283	71	306	660	126,808	127,468
Single family non-owner occupied	110	305	780	1,195	142,828	144,023
Non-farm, non-residential	4,726	277	2,451	7,454	588,561	596,015
Agricultural	255	—	—	255	5,531	5,786
Farmland	72	576	—	648	31,326	31,974
Consumer real estate loans
Home equity lines	377	169	394	940	107,168	108,108
Single family owner occupied	4,123	1,875	2,950	8,948	488,747	497,695
Owner occupied construction	251	—	342	593	43,332	43,925
Consumer and other loans
Consumer loans	576	114	32	722	75,641	76,363
Other	—	—	—	—	3,029	3,029

Total non-covered loans	10,899	3,482	7,479	21,860	1,752,687	1,774,547

Covered loans
Commercial loans
Construction, development, and other land	105	—	39	144	4,555	4,699
Commercial and industrial	—	—	—	—	941	941
Multi-family residential	—	—	—	—	43	43
Single family non-owner occupied	25	—	—	25	1,303	1,328
Non-farm, non-residential	—	—	—	—	8,312	8,312
Agricultural	—	—	—	—	26	26
Farmland	—	—	—	—	412	412
Consumer real estate loans
Home equity lines	333	43	24	400	38,337	38,737
Single family owner occupied	232	26	92	350	6,708	7,058
Owner occupied construction	—	—	—	—	201	201
Consumer and other loans
Consumer loans	—	—	—	—	80	80

Total covered loans	695	69	155	919	60,918	61,837

Total loans	$11,594	$3,551	$7,634	$22,779	$1,813,605	$1,836,384

	December 31, 2015
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$—	$—	$39	$39	$48,857	$48,896
Commercial and industrial	281	66	—	347	88,556	88,903
Multi-family residential	302	76	84	462	94,564	95,026
Single family non-owner occupied	748	120	929	1,797	147,554	149,351
Non-farm, non-residential	347	676	4,940	5,963	479,497	485,460
Agricultural	—	—	—	—	2,911	2,911
Farmland	585	11	234	830	26,710	27,540
Consumer real estate loans
Home equity lines	668	195	468	1,331	106,036	107,367
Single family owner occupied	6,122	1,943	3,191	11,256	483,953	495,209
Owner occupied construction	—	—	—	—	43,505	43,505
Consumer and other loans
Consumer loans	278	71	23	372	71,628	72,000
Other	—	—	—	—	7,338	7,338

Total non-covered loans	9,331	3,158	9,908	22,397	1,601,109	1,623,506

Covered loans
Commercial loans
Construction, development, and other land	96	—	42	138	6,165	6,303
Commercial and industrial	—	—	16	16	1,154	1,170
Multi-family residential	—	—	—	—	640	640
Single family non-owner occupied	1,422	—	—	1,422	1,252	2,674
Non-farm, non-residential	—	—	39	39	14,026	14,065
Agricultural	—	—	—	—	34	34
Farmland	—	—	—	—	643	643
Consumer real estate loans
Home equity lines	489	37	225	751	47,814	48,565
Single family owner occupied	274	—	42	316	8,279	8,595
Owner occupied construction	—	—	—	—	262	262
Consumer and other loans
Consumer loans	—	—	—	—	84	84

Total covered loans	2,281	37	364	2,682	80,353	83,035

Total loans	$11,612	$3,195	$10,272	$25,079	$1,681,462	$1,706,541

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain troubled debt restructurings (“TDRs”) are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of September 30, 2016, or December 31, 2015.

The following table presents loans modified as TDRs, by loan class, segregated by accrual status, as of the dates indicated:

	September 30, 2016			December 31, 2015
(Amounts in thousands)	Nonaccrual(1)	Accrual	Total	Nonaccrual(1)	Accrual	Total
Commercial loans
Single family non-owner occupied	$39	$898	$937	$130	$820	$950
Non-farm, non-residential	—	4,205	4,205	—	4,600	4,600
Consumer real estate loans
Home equity lines	—	162	162	127	43	170
Single family owner occupied	929	7,947	8,876	733	8,256	8,989
Owner occupied construction	343	239	582	349	243	592

Total TDRs	$1,311	$13,451	$14,762	$1,339	$13,962	$15,301

Allowance for loan losses related to TDRs			$552			$590

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Interest income recognized	$143	$148	$296	$456

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended September 30,
	2016			2015
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate and extended payment term Single family owner occupied	—	$—	$—	4	$307	$307

Total	—	$—	$—	4	$307	$307

	Nine Months Ended September 30,
	2016			2015
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate and extended payment term Single family owner occupied	1	$115	$115	5	$342	$342

Total	1	$115	$115	5	$342	$342

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the periods indicated:

	Three Months Ended September 30,
	2016		2015
(Amounts in thousands)	Total Contracts	Post-modification Recorded Investment	Total Contracts	Post-modification Recorded Investment
Commercial loans
Single family non-owner occupied	—	$—	1	$78

Total	—	$—	1	$78

	Nine Months Ended September 30,
	2016		2015
(Amounts in thousands)	Total Contracts	Post-modification Recorded Investment	Total Contracts	Post-modification Recorded Investment
Commercial loans
Single family non-owner occupied	—	$—	1	$78
Consumer real estate loans
Owner occupied construction	—	—	1	353

Total	—	$—	2	$431

The following table presents information for other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

(Amounts in thousands)	September 30, 2016	December 31, 2015
Non-covered OREO	$4,052	$4,873
Covered OREO	2,437	4,034

Total OREO	$6,489	$8,907

Non-covered OREO secured by residential real estate	$1,688	$2,677
Residential real estate loans in the foreclosure process(1)	3,639	2,727

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

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

The Company’s allowance consists of specific reserves on loans individually evaluated, including credit relationships, and general reserves on loans not individually evaluated, which are segmented into groups with similar risk characteristics based on an internal risk grading matrix. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Loans acquired in business combinations that are deemed impaired at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. The PCI loan provision is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion, 80%, of the post-acquisition exposure. While allocations are made to various portfolio segments, the allowance for loan losses is available for use against any loan loss management deems appropriate, excluding reserves allocated to specific loans and PCI loan pools. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of September 30, 2016.

The following tables present the activity in the allowance for loan losses, by loan segment, for the periods indicated:

	Three Months Ended September 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,689	$6,625	$773	$21,087
(Recovery of) provision for loan losses charged to operations	(726)	(575)	147	(1,154)
Charge-offs	(272)	(207)	(293)	(772)
Recoveries	295	89	76	460

Net recoveries (charge-offs)	23	(118)	(217)	(312)

Ending balance	$12,986	$5,932	$703	$19,621

PCI allowance
Beginning balance	$—	$12	$—	$12
Recovery of loan losses	—	—	—	—
Benefit attributable to the FDIC indemnification asset	—	—	—	—

Recovery of loan losses charged to operations	—	—	—	—
Recovery of loan losses recorded through the FDIC indemnification asset	—	—	—	—

Ending balance	$—	$12	$—	$12

Total allowance
Beginning balance	$13,689	$6,637	$773	$21,099
(Recovery of) provision for loan losses	(726)	(575)	147	(1,154)
Benefit attributable to the FDIC indemnification asset	—	—	—	—

(Recovery of) provision for loan losses charged to operations	(726)	(575)	147	(1,154)
Recovery of loan losses recorded through the FDIC indemnification asset	—	—	—	—
Charge-offs	(272)	(207)	(293)	(772)
Recoveries	295	89	76	460

Net recoveries (charge-offs)	23	(118)	(217)	(312)

Ending balance	$12,986	$5,944	$703	$19,633

	Three Months Ended September 30, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$12,995	$6,468	$681	$20,144
Provision for loan losses charged to operations	6	20	374	400
Charge-offs	(150)	(130)	(409)	(689)
Recoveries	102	86	64	252

Net charge-offs	(48)	(44)	(345)	(437)

Ending balance	$12,953	$6,444	$710	$20,107

PCI allowance
Beginning balance	$—	$114	$—	$114
Recovery of loan losses	—	(94)	—	(94)
Benefit attributable to the FDIC indemnification asset	—	75	—	75

Recovery of loan losses charged to operations	—	(19)	—	(19)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(75)	—	(75)

Ending balance	$—	$20	$—	$20

Total allowance
Beginning balance	$12,995	$6,582	$681	$20,258
Provision for (recovery of) loan losses	6	(74)	374	306
Benefit attributable to the FDIC indemnification asset	—	75	—	75

Provision for loan losses charged to operations	6	1	374	381
Recovery of loan losses recorded through the FDIC indemnification asset	—	(75)	—	(75)
Charge-offs	(150)	(130)	(409)	(689)
Recoveries	102	86	64	252

Net charge-offs	(48)	(44)	(345)	(437)

Ending balance	$12,953	$6,464	$710	$20,127

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
(Recovery of) provision for loan losses charged to operations	(200)	436	560	796
Charge-offs	(747)	(1,135)	(809)	(2,691)
Recoveries	800	275	262	1,337

Net recoveries (charge-offs)	53	(860)	(547)	(1,354)

Ending balance	$12,986	$5,932	$703	$19,621

PCI allowance
Beginning balance	$—	$54	$—	$54
Recovery of loan losses	—	(42)	—	(42)
Benefit attributable to the FDIC indemnification asset	—	1	—	1

Recovery of loan losses charged to operations	—	(41)	—	(41)
Recovery of loan losses recorded through the FDIC indemnification asset	—	(1)	—	(1)

Ending balance	$—	$12	$—	$12

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
(Recovery of) provision for loan losses	(200)	394	560	754
Benefit attributable to the FDIC indemnification asset	—	1	—	1

(Recovery of) provision for loan losses charged to operations	(200)	395	560	755
Recovery of loan losses recorded through the FDIC indemnification asset	—	(1)	—	(1)
Charge-offs	(747)	(1,135)	(809)	(2,691)
Recoveries	800	275	262	1,337

Net recoveries (charge-offs)	53	(860)	(547)	(1,354)

Ending balance	$12,986	$5,944	$703	$19,633

	Nine Months Ended September 30, 2015
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,010	$6,489	$670	$20,169
Provision for loan losses charged to operations	754	136	876	1,766
Charge-offs	(1,111)	(622)	(1,207)	(2,940)
Recoveries	300	441	371	1,112

Net charge-offs	(811)	(181)	(836)	(1,828)

Ending balance	$12,953	$6,444	$710	$20,107

PCI allowance
Beginning balance	$37	$21	$—	$58
Recovery of loan losses	(37)	(1)	—	(38)
Benefit attributable to the FDIC indemnification asset	30	(1)	—	29

Recovery of loan losses charged to operations	(7)	(2)	—	(9)
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(30)	1	—	(29)

Ending balance	$—	$20	$—	$20

Total allowance
Beginning balance	$13,047	$6,510	$670	$20,227
Provision for loan losses	717	135	876	1,728
Benefit attributable to the FDIC indemnification asset	30	(1)	—	29

Provision for loan losses charged to operations	747	134	876	1,757
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	(30)	1	—	(29)
Charge-offs	(1,111)	(622)	(1,207)	(2,940)
Recoveries	300	441	371	1,112

Net charge-offs	(811)	(181)	(836)	(1,828)

Ending balance	$12,953	$6,464	$710	$20,127

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$53,181	$813
Commercial and industrial	—	—	91,274	473
Multi-family residential	292	—	127,176	1,259
Single family non-owner occupied	1,131	107	141,624	2,553
Non-farm, non-residential	9,809	1,843	589,975	5,706
Agricultural	—	—	5,812	41
Farmland	—	—	32,386	191

Total commercial loans	11,232	1,950	1,041,428	11,036
Consumer real estate loans
Home equity lines	—	—	124,589	967
Single family owner occupied	5,220	853	498,561	3,766
Owner occupied construction	342	—	43,744	346

Total consumer real estate loans	5,562	853	666,894	5,079
Consumer and other loans
Consumer loans	—	—	76,443	703
Other	—	—	3,029	—

Total consumer and other loans	—	—	79,472	703

Total loans, excluding PCI loans	$16,794	$2,803	$1,787,794	$16,818

	December 31, 2015
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$53,437	$1,119
Commercial and industrial	—	—	89,885	504
Multi-family residential	—	—	95,486	1,535
Single family non-owner occupied	1,401	124	147,209	3,245
Non-farm, non-residential	14,094	1,568	478,839	4,825
Agricultural	—	—	2,945	22
Farmland	—	—	28,183	190

Total commercial loans	15,495	1,692	895,984	11,440
Consumer real estate loans
Home equity lines	—	—	126,691	1,091
Single family owner occupied	6,874	672	495,761	4,297
Owner occupied construction	349	7	43,323	290

Total consumer real estate loans	7,223	679	665,775	5,678
Consumer and other loans
Consumer loans	—	—	72,084	690
Other	—	—	7,338	—

Total consumer and other loans	—	—	79,422	690

Total loans, excluding PCI loans	$22,718	$2,371	$1,641,181	$17,808

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	September 30, 2016		December 31, 2015
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$1,208	$—	$3,788	$—
Peoples commercial	4,694	—	5,525	—
Other	1,121	—	1,254	—

Total commercial loans	7,023	—	10,567	—
Consumer real estate loans
Waccamaw serviced home equity lines	22,256	—	29,241	—
Waccamaw residential	1,413	—	1,678	1
Peoples residential	1,104	12	1,156	53

Total consumer real estate loans	24,773	12	32,075	54

Total PCI loans	$31,796	$12	$42,642	$54

Note 7. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC that covered $61.84 million of loans and $2.44 million of OREO as of September 30, 2016, compared to $83.04 million of loans and $4.03 million of OREO as of December 31, 2015. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents activity in the FDIC indemnification asset for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Beginning balance	$16,431	$23,653	$20,844	$27,900
Decrease in estimated losses on covered loans	—	(75)	(1)	(29)
Increase in estimated losses on covered OREO	277	801	851	1,359
Reimbursable expenses from the FDIC	60	44	134	409
Net amortization	(1,369)	(1,768)	(3,856)	(5,179)
Reimbursements from the FDIC	(1,067)	(606)	(3,640)	(2,411)

Ending balance	$14,332	$22,049	$14,332	$22,049

Note 8. Deposits

The following table presents the components of deposits as of the dates indicated:

(Amounts in thousands)	September 30, 2016	December 31, 2015
Noninterest-bearing demand deposits	$473,509	$451,511
Interest-bearing deposits
Interest-bearing demand deposits	339,563	347,705
Money market accounts	199,648	213,982
Savings deposits	322,076	316,603
Certificates of deposit	393,567	408,519
Individual retirement accounts	133,536	134,939

Total interest-bearing deposits	1,388,390	1,421,748

Total deposits	$1,861,899	$1,873,259

Note 9. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2016		December 31, 2015
(Amounts in thousands)	Balance	Weighted Average Rate(1)	Balance	Weighted Average Rate(1)
Securities sold under agreements to repurchase
Retail	$68,532	0.07%	$88,614	0.13%
Wholesale	50,000	3.71%	50,000	3.71%

Total securities sold under agreements to repurchase	118,532		138,614
FHLB borrowings
Short-term advances	25,000	0.36%	—	—
Long-term advances	65,000	4.04%	65,000	4.04%

Total FHLB borrowings	90,000	3.01%	65,000	4.04%
Subordinated debt	15,464	3.59%	15,464	3.23%
Other debt	243		292

Total borrowings	$224,239		$219,370

(1)	Weighted average contractual rate

The following schedule presents the remaining contractual maturities of repurchase agreements, by type of collateral pledged, as of September 30, 2016:

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
Overnight and continuous	$19,542	$41,858	$4,663	$66,063
Up to 30 days	—	—	202	202
30 — 90 days	—	—	177	177
Greater than 90 days	—	1,447	50,643	52,090

	$19,542	$43,305	$55,685	$118,532

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or unwind of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the remaining contractual maturities of wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings, by year, as of September 30, 2016:

(Amounts in thousands)	Wholesale Repurchase Agreements	FHLB Borrowings	Total
2016	$25,000	$25,000	$50,000
2017	—	15,000	15,000
2018	—	—	—
2019	25,000	—	25,000
2020	—	—	—
2021 and thereafter	—	50,000	50,000

	$50,000	$90,000	$140,000

Weighted average maturity (in years)	1.32	2.49	2.07

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the advances’ lives. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure FHLB advances and letters of credit of $965.09 million as of September 30, 2016. Unused borrowing capacity with the FHLB totaled $495.15 million, net of FHLB letters of credit used to collateralize public unit deposits of $74.32 million, as of September 30, 2016. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Subordinated debt consists of $15.46 million of junior subordinated debentures (“Debentures”) the Company issued to the Trust in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95%. The Trust purchased the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. The Debentures mature on October 8, 2033, and are callable quarterly. Net proceeds from the offering were contributed as capital to the Bank to support further growth. The Company’s obligations under the Debentures and other relevant Trust agreements, in aggregate, constitute a full and unconditional guarantee of the Trust’s obligations. The preferred securities issued by the Trust are not included in the Company’s consolidated balance sheets; however, these securities qualify as Tier 1 capital for regulatory purposes, subject to guidelines issued by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve’s quantitative limits did not prevent the Company from including all $15.46 million in trust preferred securities outstanding in Tier 1 capital as of September 30, 2016, and December 31, 2015.

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% and an April 2017 maturity. There was no outstanding balance on the line as of September 30, 2016, or December 31, 2015.

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

As of September 30, 2016, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company’s interest rate swaps include a fourteen-year, $1.20 million notional interest rate swap agreement entered into in March 2015 and a fifteen-year, $4.37 million notional interest rate swap agreement entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of September 30, 2016.

The following table presents the aggregate contractual or notional amounts and the fair values of derivative instruments as of the dates indicated:

	September 30, 2016			December 31, 2015
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges Interest rate swaps	$4,944	$—	$450	$5,151	$—	$251

Total derivatives	$4,944	$—	$450	$5,151	$—	$251

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Income Statement Location
(Amounts in thousands)	2016	2015	2016	2015
Derivatives designated as hedges Interest rate swaps	$31	$33	$86	$91	Interest and fees on loans

Total derivative expense	$31	$33	$86	$91

Note 11. Employee Benefit Plans

The Company maintains the Supplemental Executive Retention Plan (“SERP”) for key members of senior management. The following table presents the components of the SERP’s net periodic pension cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in thousands)
Service cost	$35	$33	$107	$100
Interest cost	79	71	237	211
Amortization of prior service cost	47	46	141	140
Amortization of losses	5	2	14	5

Net periodic cost	$166	$152	$499	$456

The Company maintains the Directors’ Supplemental Retirement Plan (the “Directors’ Plan”) for non-management directors. The following table presents the components of the Directors’ Plan’s net periodic pension cost for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
(Amounts in thousands)
Service cost	$11	$12	$31	$35
Interest cost	16	13	49	40
Amortization of prior service cost	10	18	29	54
Amortization of losses	7	15	21	45

Net periodic cost	$44	$58	$130	$174

Note 12. Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax, by component for the periods indicated:

	Three Months Ended September 30, 2016
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
Beginning balance	$(1,706)	$(1,311)	$(3,017)
Other comprehensive income (loss) before reclassifications	465	(2)	463
Reclassified from AOCI	2,881	43	2,924

Net comprehensive income	3,346	41	3,387

Ending balance	$1,640	$(1,270)	$370

	Three Months Ended September 30, 2015
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
Beginning balance	$(4,899)	$(1,299)	$(6,198)
Other comprehensive income before reclassifications	2,385	—	2,385
Reclassified from AOCI	24	51	75

Net comprehensive income	2,409	51	2,460

Ending balance	$(2,490)	$(1,248)	$(3,738)

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
Beginning balance	$(3,885)	$(1,362)	$(5,247)
Other comprehensive income (loss) before reclassifications	2,588	(36)	2,552
Reclassified from AOCI	2,937	128	3,065

Net comprehensive income	5,525	92	5,617

Ending balance	$1,640	$(1,270)	$370

	Nine Months Ended September 30, 2015
(Amounts in thousands)	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
Beginning balance	$(4,266)	$(1,339)	$(5,605)
Other comprehensive income (loss) before reclassifications	1,870	(62)	1,808
Reclassified from AOCI	(94)	153	59

Net comprehensive income	1,776	91	1,867

Ending balance	$(2,490)	$(1,248)	$(3,738)

The following table presents reclassifications out of AOCI by component for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Income Statement Line Item Affected
(Amounts in thousands)	2016	2015	2016	2015
Available-for-sale securities
Gains (losses) recognized	25	(39)	(53)	151	Net gain (loss) on sale of securities
Credit-related OTTI recognized	(4,635)	—	(4,646)	—	Net impairment losses recognized in earnings

Reclassified out of AOCI, before tax	(4,610)	(39)	(4,699)	151	Income before income taxes
Income tax effect	(1,729)	(15)	(1,762)	57	Income tax expense

Reclassified out of AOCI, net of tax	(2,881)	(24)	(2,937)	94	Net income
Employee benefit plans
Amortization of prior service cost	(57)	(65)	(170)	(195)	(1)
Amortization of net actuarial benefit cost	(12)	(17)	(35)	(50)	(1)

Reclassified out of AOCI, before tax	(69)	(82)	(205)	(245)	Income before income taxes
Income tax effect	(26)	(31)	(77)	(92)	Income tax expense

Reclassified out of AOCI, net of tax	(43)	(51)	(128)	(153)	Net income

Total reclassified out of AOCI, net of tax	$(2,924)	$(75)	$(3,065)	$(59)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 11, “Employee Benefit Plans.”

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$1,375	$—	$1,375	$—
Municipal securities	122,074	—	122,074	—
Single issue trust preferred securities	48,520	—	48,520	—
Corporate securities	15,022	—	15,022	—
Agency MBS	33,792	—	33,792	—
Equity securities	73	55	18	—

Total available-for-sale securities	220,856	55	220,801	—
Fair value loans	4,464	—	4,464	—
Deferred compensation assets	3,842	3,842	—	—
Deferred compensation liabilities	3,842	3,842	—	—
Derivative liabilities	450	—	450	—

	December 31, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$30,702	$—	$30,702	$—
Municipal securities	128,678	—	128,678	—
Single issue trust preferred securities	47,832	—	47,832	—
Corporate securities	70,333	—	70,333	—
Certificates of deposit	5,000	—	5,000	—
Agency MBS	83,556	—	83,556	—
Equity securities	72	54	18	—

Total available-for-sale securities	366,173	54	366,119	—
Fair value loans	4,886	—	4,886	—
Deferred compensation assets	3,464	3,464	—	—
Deferred compensation liabilities	3,464	3,464	—	—
Derivative liabilities	251	—	251	—

No changes in valuation techniques or transfers into or out of Level 3 of the fair value hierarchy occurred during the three and nine months ended September 30, 2016 or 2015. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period.

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

The following tables summarize assets measured at fair value on a nonrecurring basis, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans, non-covered	$6,305	$—	$—	$6,305
OREO, non-covered	4,002	—	—	4,002
OREO, covered	2,257	—	—	2,257

	December 31, 2015
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Impaired loans, non-covered	$9,164	$—	$—	$9,164
OREO, non-covered	4,819	—	—	4,819
OREO, covered	4,034	—	—	4,034

Quantitative Information about Level 3 Fair Value Measurements

The following table presents quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	September 30, 2016	December 31, 2015
Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	3% to 47% (31%)	1% to 39% (21%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 66% (28%)	1% to 100% (33%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 89% (61%)	21% to 65% (46%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, segregated by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$65,929	$65,929	$65,929	$—	$—
Securities available for sale	220,856	220,856	55	220,801	—
Securities held to maturity	72,182	72,607	—	72,607	—
Loans held for investment, net of allowance	1,816,751	1,833,791	—	4,464	1,829,327
FDIC indemnification asset	14,332	7,226	—	—	7,226
Interest receivable	5,498	5,498	—	5,498	—
Deferred compensation assets	3,842	3,842	3,842	—	—

Liabilities
Demand deposits	473,509	473,509	—	473,509	—
Interest-bearing demand deposits	339,563	339,563	—	339,563	—
Savings deposits	441,724	441,724	—	441,724	—
Time deposits	527,103	528,183	—	528,183	—
Securities sold under agreements to repurchase	118,532	120,070	—	120,070	—
Interest payable	1,252	1,252	—	1,252	—
FHLB and other borrowings	105,707	110,172	—	110,172	—
Derivative financial liabilities	450	450	—	450	—
Deferred compensation liabilities	3,842	3,842	3,842	—	—

	December 31, 2015
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$51,787	$51,787	$51,787	$—	$—
Securities available for sale	366,173	366,173	54	366,119	—
Securities held to maturity	72,541	72,490	—	72,490	—
Loans held for investment, net of allowance	1,686,308	1,685,061	—	4,886	1,680,175
FDIC indemnification asset	20,844	10,753	—	—	10,753
Interest receivable	6,007	6,007	—	6,007	—
Deferred compensation assets	3,464	3,464	3,464	—	—

Liabilities
Demand deposits	451,511	451,511	—	451,511	—
Interest-bearing demand deposits	347,705	347,705	—	347,705	—
Savings deposits	530,585	530,585	—	530,585	—
Time deposits	543,458	541,059	—	541,059	—
Securities sold under agreements to repurchase	138,614	140,880	—	140,880	—
Interest payable	1,260	1,260	—	1,260	—
FHLB and other borrowings	80,756	85,774	—	85,774	—
Derivative financial liabilities	251	251	—	251	—
Deferred compensation liabilities	3,464	3,464	3,464	—	—

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

(Amounts in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$260,416	$235,302
Standby letters of credit and financial guarantees	7,981	7,765

Total off-balance sheet risk	268,397	243,067

Reserve for unfunded commitments	$326	$326

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

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2016	2015	2016	2015
Net income	$6,383	$6,259	$18,722	$18,392
Dividends on preferred stock	—	—	—	105

Net income available to common shareholders	$6,383	$6,259	$18,722	$18,287

Weighted average common shares outstanding, basic	17,031,074	18,470,348	17,433,406	18,644,679
Dilutive effect of potential common shares
Stock options	38,746	26,804	31,856	24,938
Restricted stock	13,706	3,823	9,949	3,091
Convertible preferred stock	—	—	—	223,201

Total dilutive effect of potential common shares	52,452	30,627	41,805	251,230

Weighted average common shares outstanding, diluted	17,083,526	18,500,975	17,475,211	18,895,909

Basic earnings per common share	$0.37	$0.34	$1.07	$0.98
Diluted earnings per common share	0.37	0.34	1.07	0.97
Antidilutive potential common shares
Stock options	127,789	130,382	127,789	130,382

Total potential antidilutive shares	127,789	130,382	127,789	130,382

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

Note 16. Subsequent Event

On October 1, 2016, the Company sold two North Carolina offices operating as Greenpoint Insurance Group, Inc. and two Virginia offices operating under the trade name Carr & Hyde Insurance to Ascension Insurance Agency, Inc. The transaction does not impact the Company’s in-branch insurance offices operating as FCIS in West Virginia and Virginia. The net impact of the sale is not material to the Company’s consolidated financial statements.

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

Corporate Overview

First Community Bancshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of Nevada in 1997. The Company provides commercial banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates forty-five branch banking locations in Virginia, West Virginia, and North Carolina and under the trade name People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its wholly-owned subsidiary First Community Wealth Management (“FCWM”)

and the Bank’s Trust Division, which reported combined assets under management of $767 million as of September 30, 2016. These assets are managed under various fee-based arrangements as fiduciary or agent. The Bank provides insurance services from certain branch locations through its full-service insurance agency subsidiary First Community Insurance Services (“FCIS”) in Virginia and West Virginia. We reported total assets of $2.45 billion as of September 30, 2016. Our common stock trades on the NASDAQ Global Select Market under the symbol, “FCBC”.

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

Recent Business Combinations

On July 15, 2016, the Company completed the previously announced branch exchange with First Bank, North Carolina, pursuant to which the Bank exchanged a portion of its North Carolina branch network for First Bank’s Virginia branch network. Under the agreements, the Bank simultaneously sold six branches in the Winston-Salem and Mooresville areas of North Carolina and acquired seven branches in Southwestern Virginia. The Company acquired total assets of $160.69 million, including total loans of $149.12 million, and total liabilities of $134.39 million, including total deposits of $134.31 million and recorded goodwill of $2.45 million. The Company divested total deposits of $111.02 million and total loans of $155.34 million. The Company recorded a net gain of $3.07 million in connection with the divestiture.

On October 1, 2016, the Company sold two North Carolina offices operating as Greenpoint Insurance Group, Inc. and two Virginia offices operating under the trade name Carr & Hyde Insurance to Ascension Insurance Agency, Inc. The transaction does not impact the Company’s in-branch insurance offices operating as FCIS in West Virginia and Virginia.

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2016, and financial condition as of September 30, 2016, include the following:

•	We completed the branch exchange with First Bank on July 15, 2016.

•	Net income available to common shareholders increased $124 thousand, or 1.98%, to $6.38 million and diluted earnings per share increased $0.03 to $0.37 for the third quarter of 2016 compared to the same quarter of 2015.

•	Net income available to common shareholders increased $435 thousand, or 2.38%, to $18.72 million and diluted earnings per share increased $0.10 to $1.07 for the first nine months of 2016 compared to the same period of 2015.

•	The net interest margin decreased 10 basis points to 3.95% for the third quarter of 2016, while the normalized net interest margin increased 9 basis points to 3.77% compared to the same quarter of 2015.

•	The net interest margin increased 9 basis points to 4.01% and normalized net interest margin increased 18 basis points to 3.77% for the first nine months of 2016 compared to the same period of 2015.

•	The non-covered loan portfolio experienced significant growth, increasing $151.04 million, or 9.30%, compared to December 31, 2015, which resulted in a loan loss provision of $755 thousand for first nine months of 2016. The provision included a reversal of $1.35 million in loan loss provisions related to loans divested in the First Bank transaction.

•	The Company’s book value per common share increased $0.92 to $19.87 compared to December 31, 2015.

•	Asset quality improved as non-covered delinquent loans as a percentage of total non-covered loans decreased 21 basis points to 1.51% and non-covered nonperforming assets decreased $1.08 million compared to December 31, 2015.

•	The Company repurchased 171,225 common shares during the quarter resulting in 1,152,776 shares repurchased year-to-date. Since September 30, 2013, the Company has repurchased 3,928,257 shares including the redemption of preferred stock.

•	The Company significantly exceeds regulatory “well capitalized” targets as of September 30, 2016.

Results of Operations

Net Income

The following table presents our net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase (Decrease)	% Change	September 30,		Increase (Decrease)	% Change
(Amounts in thousands, except per share data)	2016	2015			2016	2015
Net income	$6,383	$6,259	$124	1.98%	$18,722	$18,392	$330	1.79%
Net income available to common shareholders	6,383	6,259	124	1.98%	18,722	18,287	435	2.38%

Basic earnings per common share	0.37	0.34	0.03	8.82%	1.07	0.98	0.09	9.18%
Diluted earnings per common share	0.37	0.34	0.03	8.82%	1.07	0.97	0.10	10.31%

Return on average assets	1.03%	1.00%	0.03%	3.00%	1.01%	0.96%	0.05%	5.21%
Return on average common equity	7.58%	7.18%	0.40%	5.57%	7.40%	7.07%	0.33%	4.67%

Three-Month Comparison. Net income increased for the third quarter of 2016 compared to the same quarter of 2015 due to a $1.54 million decrease in the provision for loan losses and a $462 thousand decrease in noninterest expense offset by a $1.18 million decrease in noninterest income, a $548 thousand decrease in net interest income, and a $146 thousand increase in income tax.

Nine-Month Comparison. Net income increased for the first nine months of 2016 compared to the same period of 2015 due to a $1.00 million decrease in the provision for loan losses, a $995 thousand decrease in noninterest expense, and a $345 thousand increase in net interest income offset by a $1.22 million decrease in noninterest income and a $793 thousand increase in income tax.

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

The following table presents our average consolidated balance sheets, as of the dates indicated, and the net interest analysis, on a FTE basis, for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,820,899	$21,974	4.80%	$1,675,787	$22,291	5.28%
Securities available for sale	266,162	1,941	2.90%	382,099	2,394	2.49%
Securities held to maturity	72,210	189	1.04%	72,624	195	1.07%
Interest-bearing deposits	19,025	26	0.54%	48,750	33	0.27%

Total earning assets	2,178,296	24,130	4.41%	2,179,260	24,913	4.53%
Other assets	282,310			305,331

Total assets	$2,460,606			$2,484,591

Liabilities and stockholders’ equity
Interest-bearing deposits
Demand deposits	$337,893	$60	0.07%	$335,831	$52	0.06%
Savings deposits	523,503	62	0.05%	532,445	83	0.06%
Time deposits	529,344	1,011	0.76%	613,598	1,249	0.81%

Total interest-bearing deposits	1,390,740	1,133	0.32%	1,481,874	1,384	0.37%
Borrowings
Federal funds purchased	3,696	6	0.65%	7	—	0.00%
Retail repurchase agreements	64,385	12	0.07%	72,740	16	0.09%
Wholesale repurchase agreements	50,000	473	3.76%	50,000	473	3.75%
FHLB advances and other borrowings	133,838	876	2.60%	80,985	806	3.95%

Total borrowings	251,919	1,367	2.16%	203,732	1,295	2.52%

Total interest-bearing liabilities	1,642,659	2,500	0.61%	1,685,606	2,679	0.63%

Noninterest-bearing demand deposits	462,588			433,164
Other liabilities	20,462			20,028

Total liabilities	2,125,709			2,138,798
Stockholders’ equity	334,897			345,793

Total liabilities and stockholders’ equity	$2,460,606			$2,484,591

Net interest income, FTE		$21,630			$22,234

Net interest rate spread			3.80%			3.90%

Net interest margin			3.95%			4.05%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Nine Months Ended September 30,
	2016			2015
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,775,744	$65,836	4.95%	$1,675,118	$66,107	5.28%
Securities available for sale	318,891	6,403	2.68%	358,690	7,225	2.69%
Securities held to maturity	72,350	575	1.06%	70,454	577	1.09%
Interest-bearing deposits	13,288	55	0.55%	125,295	246	0.26%

Total earning assets	2,180,273	72,869	4.47%	2,229,557	74,155	4.45%
Other assets	287,784			311,825

Total assets	$2,468,057			$2,541,382

Liabilities and stockholders’ equity
Interest-bearing deposits
Demand deposits	$339,920	$177	0.07%	$342,639	$156	0.06%
Savings deposits	533,799	191	0.05%	532,641	289	0.07%
Time deposits	527,056	2,966	0.75%	655,314	4,231	0.86%

Total interest-bearing deposits	1,400,775	3,334	0.32%	1,530,594	4,676	0.41%
Borrowings
Federal funds purchased	5,393	26	0.64%	2	—	0.00%
Retail repurchase agreements	69,347	37	0.07%	70,325	53	0.10%
Wholesale repurchase agreements	50,000	1,410	3.77%	50,000	1,405	3.76%
FHLB advances and other borrowings	124,803	2,578	2.76%	91,305	2,713	3.97%

Total borrowings	249,543	4,051	2.17%	211,632	4,171	2.64%

Total interest-bearing liabilities	1,650,318	7,385	0.60%	1,742,226	8,847	0.68%

Noninterest-bearing demand deposits	457,250			429,661
Other liabilities	22,581			20,472

Total liabilities	2,130,149			2,192,359
Stockholders’ equity	337,908			349,023

Total liabilities and stockholders’ equity	$2,468,057			$2,541,382

Net interest income, FTE		$65,484			$65,308

Net interest rate spread			3.88%			3.77%

Net interest margin			4.01%			3.92%

(1)	Fully taxable equivalent (“FTE”) basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact on FTE net interest income resulting from changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2016 Compared to 2015				September 30, 2016 Compared to 2015
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$5,733	$(5,978)	$(72)	$(317)	$3,971	$(4,063)	$(179)	$(271)
Securities available-for-sale	(2,157)	1,188	516	(453)	(802)	(30)	10	(822)
Securities held-to-maturity	(3)	(13)	10	(6)	16	(18)	—	(2)
Interest-bearing deposits with other banks	(60)	100	(47)	(7)	(220)	272	(243)	(191)

Total interest earning assets	3,513	(4,703)	407	(783)	2,965	(3,839)	(412)	(1,286)

Interest paid on(1)
Demand deposits	1	23	(16)	8	(1)	22	—	21
Savings deposits	(4)	(59)	42	(21)	1	(99)	—	(98)
Time deposits	(509)	(219)	490	(238)	(828)	(547)	110	(1,265)
Federal funds purchased	—	—	6	6	—	—	26	26
Retail repurchase agreements	(5)	(7)	8	(4)	(1)	(16)	1	(16)
Wholesale repurchase agreements	—	4	(4)	—	—	4	1	5
FHLB advances and other borrowings	1,562	(815)	(677)	70	995	(829)	(301)	(135)

Total interest-bearing liabilities	1,045	(1,073)	(151)	(179)	166	(1,465)	(163)	(1,462)

Change in net interest income(1)	$2,468	$(3,630)	$558	$(604)	$2,799	$(2,374)	$(249)	$176

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table reconciles net interest income, as presented in our consolidated statements of income, and net interest income on a FTE basis, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2016	2015	2016	2015
Net interest income, GAAP	$21,121	$21,669	$63,923	$63,578
FTE adjustment(1)	509	565	1,561	1,730

Net interest income, FTE(1)	$21,630	$22,234	$65,484	$65,308

(1)	FTE basis based on the federal statutory rate of 35%

The interest earned and the average yield on loans include accretion income from acquired loan portfolios. The following table presents our average consolidated balance sheets, as of the dates indicated, and net interest analysis, on a FTE basis excluding the impact of non-cash purchase accounting accretion, for the periods indicated:

	Three Months Ended September 30,
	2016		2015
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$21,974	4.80%	$22,291	5.28%
Accretion income	1,683		2,930
Less: cash accretion income	699		903

Non-cash accretion income	984		2,027

Loans, normalized(3)	20,990	4.59%	20,264	4.80%
Other earning assets	2,156	2.40%	2,622	2.07%

Total earning assets	23,146	4.23%	22,886	4.17%
Total interest-bearing liabilities	2,500	0.61%	2,679	0.63%

Net interest income, FTE(3)	$20,646		$20,207

Net interest rate spread, normalized(3)		3.62%		3.54%

Net interest margin, normalized(3)		3.77%		3.68%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

	Nine Months Ended September 30,
	2016		2015
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$65,836	4.95%	$66,107	5.28%
Accretion income	6,183		8,765
Less: cash accretion income	2,290		3,326

Non-cash accretion income	3,893		5,439

Loans, normalized(3)	61,943	4.66%	60,668	4.84%
Other earning assets	7,033	2.32%	8,048	1.94%

Total earning assets	68,976	4.23%	68,716	4.12%
Total interest-bearing liabilities	7,385	0.60%	8,847	0.68%

Net interest income, FTE(3)	$61,591		$59,869

Net interest rate spread, normalized(3)		3.63%		3.44%

Net interest margin, normalized(3)		3.77%		3.59%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 78.18% of total net interest and noninterest income for the third quarter of 2016 compared to 75.39% for the same quarter of 2015. Net interest income on a FTE basis decreased $603 thousand, or 2.71%, and net interest income on a GAAP basis decreased $548 thousand, or 2.53%, for the third quarter of 2016 compared to the same quarter of 2015. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to purchased credit impaired (“PCI”) loans. The normalized net interest margin increased 9 basis points compared to a decrease of 10 basis points on a GAAP basis for the third quarter of 2016 compared to the same quarter of 2015. The normalized net interest spread increased 8 basis points compared to a decrease of 11 basis points on a GAAP basis.

Average earning assets decreased $964 thousand, or 0.04%, during the third quarter of 2016 compared to the same quarter of 2015 primarily due to a decrease in securities available for sale offset by loan growth. The normalized yield on earning assets increased 6 basis points compared to a decrease of 13 basis points on a GAAP basis. Average loans increased $145.11 million, or 8.66%, during the third quarter of 2016 compared to the same quarter of 2015 and the average loan to deposit ratio increased to 98.25% from 87.51%. The normalized yield on loans decreased 21 basis points compared to a decrease of 48 basis points on a GAAP basis. Non-cash accretion income decreased $1.04 million, or 51.46%, during the third quarter of 2016 compared to the same quarter of 2015. We expect accretion income to decline in future periods due to continued acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $42.95 million, or 2.55%, during the third quarter of 2016 compared to the same quarter of 2015 primarily due to the decline in average interest-bearing time deposit balances. The yield on interest-bearing liabilities decreased 2 basis points, which was largely due to a decrease in the average balance and rate of time deposits. Average interest-bearing deposits decreased $91.13 million, or 6.15%, which was driven by an $84.25 million, or 13.73%, decrease in average time deposits and an $8.94 million, or 1.68%, decrease in savings deposits, which include money market and savings accounts, offset by a $2.06 million, or 0.61%, increase in interest-bearing demand deposits. Average borrowings increased $48.19 million, or 23.65%, which was driven by a $52.85 million, or 65.26%, increase in average FHLB advances and other borrowings.

Nine-Month Comparison. Net interest income comprised 75.42% of total net interest and noninterest income for the first nine months of 2016 compared to 74.25% for the same period of 2015. Net interest income on a FTE basis increased $176 thousand, or 0.27%, and net interest income on a GAAP basis increased $345 thousand, or 0.54%, for the first nine months of 2016 compared to the same period of 2015. The normalized net interest margin increased 18 basis points compared to an increase of 9 basis points for the first nine months of 2016 compared to the same period of 2015. The normalized net interest spread increased 19 basis points compared to an increase of 10 basis points on a GAAP basis.

Average earning assets decreased $49.28 million, or 2.21%, during the first nine months of 2016 compared to the same period of 2015 primarily due to decreases in interest-bearing deposits with other banks and securities available for sale offset by loan growth. The normalized yield on earning assets increased 11 basis points compared to an increase of 2 basis points on a GAAP basis. Average loans increased $100.63 million, or 6.01%, during the first nine months of 2016 compared to the same period of 2015 and the average loan to deposit ratio increased to 95.57% from 85.45%. The normalized yield on loans decreased 18 basis points compared to a decrease of 33 basis points on a GAAP basis. Non-cash accretion income decreased $1.55 million, or 28.42%, during the first nine months of 2016 compared to the same period of 2015.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $91.91 million, or 5.28%, during the first nine months of 2016 compared to the same period of 2015 primarily due to the decline in average interest-bearing time deposit balances. The yield on interest-bearing liabilities decreased 8 basis points, which was largely due to a decrease in the average balance and rate of time deposits. Average interest-bearing deposits decreased $129.82 million, or 8.48%, which was driven by a $128.26 million, or 19.57%, decrease in average time deposits and a $2.72 million, or 0.79%, decrease in interest-bearing demand deposits offset by a $1.16 million, or 0.22%, increase in savings deposits. Average borrowings increased $37.91 million, or 17.91%, which was driven by a $33.50 million, or 36.69%, increase in average FHLB advances and other borrowings.

Provision for Loan Losses

Three-Month Comparison. The provision for loan losses is added to the allowance for loan losses after net charge-offs have been deducted to bring the allowance to a level management determines necessary to absorb probable losses in the existing loan portfolio. The provision charged to operations decreased $1.54 million to reflect a recovery of $1.15 million during the third quarter of 2016 compared to the same quarter of 2015, which included a $1.55 million decrease in the non-PCI provision and a $20 thousand increase in the PCI provision resulting in no PCI provision as of September 30, 2016. The recovery of loan losses included the reversal of provisions totaling $1.35 million attributed to loans divested in the First Bank transaction.

Nine-Month Comparison. The provision charged to operations decreased $1.00 million during the first nine months of 2016 compared to the same period of 2015, which included a $970 thousand increase in the non-PCI provision and a $31 thousand decrease in the PCI provision resulting in a PCI recovery of $41 thousand. The provision charged to operations included a $1 thousand benefit attributed to the Federal Deposit Insurance Corporation (“FDIC”) indemnification asset to reflect the indemnified portion of the post-acquisition exposure during the first nine months of 2016 compared to a $29 thousand benefit during the same period of 2015. See “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase (Decrease)	% Change	September 30,		Increase (Decrease)	% Change
(Amounts in thousands)	2016	2015			2016	2015
Wealth management	$653	$790	$(137)	-17.34%	$2,147	$2,231	$(84)	-3.77%
Service charges on deposits	3,494	3,744	(250)	-6.68%	10,146	10,154	(8)	-0.08%
Other service charges and fees	2,024	1,974	50	2.53%	6,088	5,987	101	1.69%
Insurance commissions	1,592	1,650	(58)	-3.52%	5,383	5,336	47	0.88%
Net impairment losses recognized in earnings	(4,635)	—	(4,635)	—	(4,646)	—	(4,646)	—
Net gain (loss) on sale of securities	25	(39)	64	-164.10%	(53)	151	(204)	-135.10%
Net FDIC indemnification asset amortization	(1,369)	(1,768)	399	-22.57%	(3,856)	(5,179)	1,323	-25.55%
Net gain on divestiture	3,065	—	3,065	—	3,065	—	3,065	—
Other operating income	1,046	723	323	44.67%	2,554	3,367	(813)	-24.15%

Total noninterest income	$5,895	$7,074	$(1,179)	-16.67%	$20,828	$22,047	$(1,219)	-5.53%

Three-Month Comparison. Noninterest income comprised 21.82% of total net interest and noninterest income for the third quarter of 2016 compared to 24.61% for the same quarter of 2015. Noninterest income decreased $1.18 million, or 16.67%, for the third quarter of 2016 compared to the same quarter of 2015. The decrease in wealth management revenues, which include fees and commissions for trust and investment advisory services, was due to both FCWM and the Trust Division. Service charges on deposits and other service charges and fees decreased primarily from a decrease in service charges on checking accounts. Insurance commissions decreased largely due to a decrease in commissions from the sale of property and casualty policies. We realized net impairment losses of $4.64 million related to certain debt securities and a net gain of $25 thousand on the sale of securities during the third quarter of 2016. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Net negative amortization related to the FDIC indemnification asset decreased as a result of improved loss estimates and payoffs in the covered loan portfolio associated with the acquisition of Waccamaw Bank (“Waccamaw”). We realized a net gain on the divestiture of six bank branches to First Bank. See Note 2, “Acquisitions and Divestitures,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Other operating income increased primarily due to legal settlements received.

Excluding the impact from impairment losses, sales of securities and branches, net FDIC indemnification asset amortization, and net gain on divestiture, noninterest income decreased $149 thousand, or 1.98%, to $8.73 million for the third quarter of 2016, from $8.88 million for the same quarter of 2015.

Nine-Month Comparison. Noninterest income comprised 24.58% of total net interest and noninterest income for the first nine months of 2016 compared to 25.75% for the same period of 2015. Noninterest income decreased $1.22 million, or 5.53%, for the first nine months of 2016 compared to the same period of 2015. The decrease in wealth management revenues was due to both FCWM and the Trust Division. Service charges on deposits and other service charges and fees increased primarily from an increase in referral fees, credit card income, and interchange income. Insurance commissions increased largely due to an increase in commissions from the sale of life and health policies. We realized net impairment losses of $4.65 million related to certain debt and equity securities and a net loss of $53 thousand on the sale of securities during the first nine months of 2016. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Net negative amortization related to the FDIC indemnification asset decreased as a result of improved loss estimates and payoffs in the covered loan portfolio associated with the acquisition of Waccamaw. We realized a net gain on the divestiture of six bank branches to First Bank. See Note 2, “Acquisitions and Divestitures,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Other operating income decreased primarily due to a $1.14 million net death benefit from the maturity of a life insurance policy recognized during the second quarter of 2015 offset by a gain on the sale of closed branches and legal settlements received.

Excluding the impact from impairment losses, sales of securities and branches, net FDIC indemnification asset amortization, net gain on divestiture, and the net death benefit recognized during the second quarter of 2015, noninterest income decreased $55 thousand, or 0.21%, to $25.88 million for the first nine months of 2016, from $25.93 million for the same period of 2015.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase (Decrease)	% Change	September 30,		Increase (Decrease)	% Change
(Amounts in thousands)	2016	2015			2016	2015
Salaries and employee benefits	$9,828	$9,971	$(143)	-1.43%	$30,501	$29,357	$1,144	3.90%
Occupancy expense	1,249	1,443	(194)	-13.44%	4,139	4,404	(265)	-6.02%
Furniture and equipment expense	1,066	1,259	(193)	-15.33%	3,271	3,854	(583)	-15.13%
Amortization of intangibles	316	281	35	12.46%	871	837	34	4.06%
FDIC premiums and assessments	363	377	(14)	-3.71%	1,109	1,181	(72)	-6.10%
FHLB debt prepayment fees	—	—	—	—	—	1,702	(1,702)	-100.00%
Merger, acquisition, and divestiture expense	226	—	226	—	675	86	589	684.88%
Other operating expense	5,509	5,688	(179)	-3.15%	15,527	15,667	(140)	-0.89%

Total noninterest expense	$18,557	$19,019	$(462)	-2.43%	$56,093	$57,088	$(995)	-1.74%

Three-Month Comparison. Noninterest expense decreased $462 thousand, or 2.43%, for the third quarter of 2016 compared to the same quarter of 2015. Full-time equivalent employees, calculated using the number of hours worked, decreased to 624 as of September 30, 2016, from 679 as of September 30, 2015, primarily due to personnel restructuring as a result of the First Bank transaction, the sale of an insurance agency in 2015, and discontinuing secondary mortgage operations. Occupancy, furniture, and equipment expense decreased $387 thousand, or 14.32%, for the third quarter of 2016 compared to the same quarter of 2015 due to branch closures and divestitures. We incurred expenses totaling $226 thousand related to the branch exchange with First Bank during the third quarter of 2016. The decrease in other operating expense was primarily due to a $943 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $278 thousand compared to the same quarter of 2015. The decrease was offset by a $381 thousand increase in legal fees and a $236 thousand increase in consulting fees.

Nine-Month Comparison. Noninterest expense decreased $995 thousand, or 1.74%, for the first nine months of 2016 compared to the same period of 2015. The decrease was largely due to the prepayment of $25 million of a FHLB convertible advance during the second quarter of 2015, which resulted in a prepayment penalty of $1.70 million. Occupancy, furniture, and equipment expense decreased $848 thousand, or 10.27%, for the first nine months of 2016 compared to the same period of 2015 due to branch closures and divestitures. We incurred expenses totaling $675 thousand related to the First Bank branch exchange during the first nine months of 2016. The decrease in other operating expense was primarily due to a $727 thousand decrease in the net loss on sales and expenses related to OREO to $1.24 million compared to the same period of 2015. The decrease was offset by a $450 thousand increase in consulting fees and a $413 thousand increase in legal fees.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pretax income, may vary significantly from statutory rates due to permanent differences, which are items of income and expense excluded by law from the calculation of taxable income. Our most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies, which are both exempt from federal income tax. Income tax expense increased $146 thousand, or 4.73%, and the effective rate increased 59 basis points to 33.60% for the third quarter of 2016 compared to the same quarter of 2015. The increase in the effective rate was largely due to an increase in taxable revenues as a percent of operating earnings.

Nine-Month Comparison. Income tax expense increased $793 thousand, or 9.45%, and the effective rate increased 158 basis points to 32.90% for the first nine months of 2016 compared to the same period of 2015. The increase in the effective rate was largely due to an increase in taxable revenues as a percent of operating earnings.

Financial Condition

Total assets as of September 30, 2016, decreased $12.00 million, or 0.49%, to $2.45 billion from $2.46 billion as of December 31, 2015. Total liabilities as of September 30, 2016, decreased $6.52 million, or 0.31%, to $2.11 billion from $2.12 billion as of December 31, 2015.

Total stockholders’ equity as of September 30, 2016, decreased $5.48 million, or 1.60%, to $337.54 million from $343.02 million as of December 31, 2015. The change in stockholders’ equity was largely due to the repurchase of 1,152,776 shares of our common stock totaling $23.09 million, net income of $18.72 million, dividends declared on our common stock of $7.68 million, and an increase in other comprehensive income of $5.62 million. Our book value per common share increased $0.92, or 4.85%, to $19.87 as of September 30, 2016, from $18.95 as of December 31, 2015.

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2016, increased $14.14 million, or 27.31%, compared to December 31, 2015, primarily due to the sale of investment securities and the branch exchange transaction. Interest-bearing deposits in banks are primarily comprised of excess liquidity kept at correspondent banks bearing overnight market rates.

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

Available-for-sale securities as of September 30, 2016, decreased $145.32 million, or 39.69%, compared to December 31, 2015, primarily due to the sale of certain corporate securities, mortgage-backed Agency securities, and U.S. Agency securities. The market value of securities available for sale as a percentage of amortized cost was 101.20% as of September 30, 2016, compared to 98.33% as of December 31, 2015.

Held-to-maturity securities as of September 30, 2016, decreased $359 thousand, or 0.49%, compared to December 31, 2015. The market value of securities held to maturity as a percentage of amortized cost was 100.59% as of September 30, 2016, compared to 99.93% as of December 31, 2015.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. Due to our change in intent to hold to recovery, we recognized OTTI charges in earnings associated with debt securities of $4.64 million during the three and nine months ended September 30, 2016. We selected specific trust preferred securities in our portfolio to sell that would increase cash reserves, reduce exposure to the financial industry, and reduce credit concentrations with two issuers. We recognized no OTTI charges in earnings associated with debt securities during the three and nine months ended September 30, 2015.We recognized no OTTI charges in earnings associated with certain equity securities during the three months ended September 30, 2016, and $11 thousand during the nine months ended September 30, 2016. We recognized no OTTI charges in earnings associated with equity securities during the three and nine months ended September 30, 2015. See Note 3, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of September 30, 2016, increased $129.84 million, or 7.61%, compared to December 31, 2015, due to a $151.04 million, or 9.30%, increase in non-covered loans, which was driven by demand in the non-farm, non-residential real estate segment of the loan portfolio. The increase was offset by a $21.20 million, or 25.53%, decrease in covered loans due to continued runoff in the covered Waccamaw portfolio. See Note 4, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans disaggregated by class as of the periods indicated:

	September 30, 2016		December 31, 2015		September 30, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$49,799	2.71%	$48,896	2.86%	$45,930	2.72%
Commercial and industrial	90,362	4.92%	88,903	5.21%	85,319	5.05%
Multi-family residential	127,468	6.94%	95,026	5.57%	93,356	5.52%
Single family non-owner occupied	144,023	7.84%	149,351	8.75%	144,725	8.56%
Non-farm, non-residential	596,015	32.46%	485,460	28.45%	479,297	28.35%
Agricultural	5,786	0.32%	2,911	0.17%	2,414	0.14%
Farmland	31,974	1.74%	27,540	1.61%	27,135	1.61%

Total commercial loans	1,045,427	56.93%	898,087	52.62%	878,176	51.95%
Consumer real estate loans
Home equity lines	108,108	5.89%	107,367	6.29%	107,655	6.37%
Single family owner occupied	497,695	27.10%	495,209	29.02%	492,157	29.11%
Owner occupied construction	43,925	2.39%	43,505	2.55%	40,141	2.37%

Total consumer real estate loans	649,728	35.38%	646,081	37.86%	639,953	37.85%
Consumer and other loans
Consumer loans	76,363	4.16%	72,000	4.22%	75,084	4.44%
Other	3,029	0.16%	7,338	0.43%	7,058	0.42%

Total consumer and other loans	79,392	4.32%	79,338	4.65%	82,142	4.86%

Total non-covered loans	1,774,547	96.63%	1,623,506	95.13%	1,600,271	94.66%
Total covered loans	61,837	3.37%	83,035	4.87%	90,203	5.34%

Total loans held for investment, net unearned income	1,836,384	100.00%	1,706,541	100.00%	1,690,474	100.00%
Less: allowance for loan losses	19,633		20,233		20,127

Total loans held for investment, net of unearned income and allowance	$1,816,751		$1,686,308		$1,670,347

Loans held for sale	$—		$—		$523

The following table presents covered loans disaggregated by class as of the periods indicated:

	September 30, 2016		December 31, 2015		September 30, 2015
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$4,699	7.60%	$6,303	7.59%	$7,573	8.40%
Commercial and industrial	941	1.52%	1,170	1.41%	1,326	1.47%
Multi-family residential	43	0.07%	640	0.77%	699	0.77%
Single family non-owner occupied	1,328	2.15%	2,674	3.22%	2,899	3.21%
Non-farm, non-residential	8,312	13.44%	14,065	16.94%	15,712	17.42%
Agricultural	26	0.04%	34	0.04%	35	0.04%
Farmland	412	0.67%	643	0.77%	656	0.73%

Total commercial loans	15,761	25.49%	25,529	30.74%	28,900	32.04%
Consumer real estate loans
Home equity lines	38,737	62.64%	48,565	58.49%	51,205	56.77%
Single family owner occupied	7,058	11.41%	8,595	10.35%	9,736	10.79%
Owner occupied construction	201	0.33%	262	0.32%	278	0.31%

Total consumer real estate loans	45,996	74.38%	57,422	69.16%	61,219	67.87%
Consumer and other loans
Consumer loans	80	0.13%	84	0.10%	84	0.09%

Total covered loans	$61,837	100.00%	$83,035	100.00%	$90,203	100.00%

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

The following table summarizes the components of nonperforming assets and presents additional details for nonperforming and restructured loans as of the periods indicated:

	September 30, 2016	December 31, 2015	September 30, 2015
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$17,487	$17,847	$17,100
Accruing loans past due 90 days or more	62	—	3
TDRs(1)	115	73	74

Total nonperforming loans	17,664	17,920	17,177
Non-covered OREO	4,052	4,873	5,088

Total non-covered nonperforming assets	$21,716	$22,793	$22,265

Covered nonperforming
Nonaccrual loans	$688	$647	$815

Total nonperforming loans	688	647	815
Covered OREO	2,437	4,034	4,079

Total covered nonperforming assets	$3,125	$4,681	$4,894

Total nonperforming
Nonaccrual loans	$18,175	$18,494	$17,915
Accruing loans past due 90 days or more	62	—	3
TDRs(1)	115	73	74

Total nonperforming loans	18,352	18,567	17,992
OREO	6,489	8,907	9,167

Total nonperforming assets	$24,841	$27,474	$27,159

Additional Information
Performing TDRs(2)	$13,336	$13,889	$13,965
Total TDRs(3)	13,451	13,962	14,039

Non-covered ratios
Nonperforming loans to total loans	1.00%	1.10%	1.07%
Nonperforming assets to total assets	0.91%	0.96%	0.93%
Non-PCI allowance to nonperforming loans	111.08%	112.61%	117.06%
Non-PCI allowance to total loans	1.11%	1.24%	1.26%

Total ratios
Nonperforming loans to total loans	1.00%	1.09%	1.06%
Nonperforming assets to total assets	1.01%	1.12%	1.10%
Allowance for loan losses to nonperforming loans	106.98%	108.97%	111.87%
Allowance for loan losses to total loans	1.07%	1.19%	1.19%

(1)	TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $268 thousand, $923 thousand, and $485 thousand for the periods ended September 30, 2016, December 31, 2015, and September 30, 2015, respectively.
(2)	TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.04 million, $416 thousand, and $338 thousand for the periods ended September 30, 2016, December 31, 2015, and September 30, 2015, respectively.
(3)	Total TDRs exclude nonaccrual TDRs of $1.31 million, $1.34 million, and $823 thousand for the periods ended September 30, 2016, December 31, 2015, and September 30, 2015, respectively.

Non-covered nonperforming loans as a percent of total non-covered loans totaled 1.00% as of September 30, 2016, 1.10% as of December 31, 2015, and 1.07% as of September 30, 2015. Non-covered nonperforming assets as a percent of total non-covered assets totaled 0.91% as of September 30, 2016, 0.96% as of December 31, 2015, and 0.93% as of September 30, 2015.

Non-covered nonaccrual loans as of September 30, 2016, decreased $360 thousand, or 2.02%, from December 31, 2015, and increased $387 thousand, or 2.26%, from September 30, 2015. Non-covered nonaccrual loans were largely attributed to single family owner occupied loans (42.33%) and non-farm, non-residential loans (40.46%) as of September 30, 2016. As of September 30, 2016, approximately $283 thousand, or 1.62%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, as of September 30, 2016, decreased $1.07 million, or 3.83%, to $26.81 million from December 31, 2015, and increased $3.85 million, or 16.76%, from September 30, 2015. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.51% as of September 30, 2016, which included loans past due (0.53%) and nonaccrual loans (0.98%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, and/or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2016, decreased $511 thousand, or 3.66%, to $13.45 million from December 31, 2015, and $588 thousand, or 4.19%, from September 30, 2015. Nonperforming accruing TDRs as of September 30, 2016, increased $42 thousand from December 31, 2015, and $41 thousand from September 30, 2015. Accruing nonperforming TDRs as a percent of total accruing TDRs totaled 0.85% as of September 30, 2016, 0.52% as of December 31, 2015, and 0.53% as of September 30, 2015. Specific reserves on TDRs totaled $552 thousand as of September 30, 2016, $590 thousand as of December 31, 2015, and $641 thousand as of September 30, 2015.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $821 thousand, or 16.85%, as of September 30, 2016, from December 31, 2015, and $1.04 million, or 20.36%, from September 30, 2015. Non-covered OREO consisted of 26 properties with an average holding period of 10 months as of September 30, 2016. The net loss on the sale of OREO totaled $184 thousand for the third quarter of 2016 compared to $1.08 million for the same quarter of 2015 and $1.00 million for the first nine months of 2016 compared to $1.50 million for the same period of 2015.

The following table details activity within OREO for the periods indicated:

	Nine Months Ended September 30,
	2016			2015
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$4,873	$4,034	$8,907	$6,638	$6,324	$12,962
Additions	2,452	1,200	3,652	2,479	1,660	4,139
Disposals	(2,561)	(2,131)	(4,692)	(3,189)	(2,994)	(6,183)
Valuation adjustments	(712)	(666)	(1,378)	(840)	(911)	(1,751)

Ending balance	$4,052	$2,437	$6,489	$5,088	$4,079	$9,167

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

Management performs quarterly assessments to determine the appropriate level of the allowance for loan losses. The allowance for loan losses includes specific allocations related to significant individual loans and credit relationships and general reserves related to loans not individually evaluated. Loans not individually evaluated are grouped into pools based on similar risk characteristics. Management’s general reserve allocations are based on judgments of qualitative and quantitative factors about macro and micro economic conditions reflected in the loan portfolio and the economy. Our qualitative risk factors reflect a stable risk of loan losses as of September 30, 2016, due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. Loans acquired in business combinations that are deemed impaired at acquisition are grouped into pools and evaluated separately from the non-PCI portfolio. Our PCI loans were aggregated into the following loan pools as of September 30, 2016: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. There were five PCI loan pools as of September 30, 2016, compared to six PCI loan pools as of December 31, 2015, and six loan pools as of September 30, 2015. The cash flow analysis performed for the PCI loan pools identified one pool as impaired as of September 30, 2016, compared to two pools as of December 31, 2015, and two loan pools as of September 30, 2015. The PCI loan provision is offset by an adjustment to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. See “Critical Accounting Estimates” above, as well as “Significant Accounting Policies” in Note 1, “Basis of Presentation,” and Note 6, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of September 30, 2016, decreased $600 thousand, or 2.97%, from December 31, 2015, and $494 thousand, or 2.45%, from September 30, 2015. The non-PCI allowance as a percent of non-covered loans totaled 1.11% as of September 30, 2016, 1.24% as of December 31, 2015, and 1.26% as of September 30, 2015. Net charge-offs decreased $125 thousand, or 28.60%, during the third quarter of 2016 and $474 thousand, or 25.93%, during the first nine months of 2016 compared to the same periods of 2015. The following table presents activity in our allowance for loan losses for the periods indicated:

	Three Months Ended September 30,
	2016			2015
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$21,087	$12	$21,099	$20,144	$114	$20,258
(Recovery of) provision for loan losses	(1,154)	—	(1,154)	400	(94)	306
Benefit attributable to the FDIC indemnification asset	—	—	—	—	75	75

(Recovery of) provision for loan losses charged to operations	(1,154)	—	(1,154)	400	(19)	381
Recovery of loan losses recorded through the FDIC indemnification asset	—	—	—	—	(75)	(75)
Charge-offs	(772)	—	(772)	(689)	—	(689)
Recoveries	460	—	460	252	—	252

Net charge-offs	(312)	—	(312)	(437)	—	(437)

Ending balance	$19,621	$12	$19,633	$20,107	$20	$20,127

	Nine Months Ended September 30,
	2016			2015
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$20,179	$54	$20,233	$20,169	$58	$20,227
Provision for (recovery of) loan losses	796	(42)	754	1,766	(38)	1,728
Benefit attributable to the FDIC indemnification asset	—	1	1	—	29	29

Provision for (recovery of) loan losses charged to operations	796	(41)	755	1,766	(9)	1,757
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	—	(1)	(1)	—	(29)	(29)
Charge-offs	(2,691)	—	(2,691)	(2,940)	—	(2,940)
Recoveries	1,337	—	1,337	1,112	—	1,112

Net charge-offs	(1,354)	—	(1,354)	(1,828)	—	(1,828)

Ending balance	$19,621	$12	$19,633	$20,107	$20	$20,127

The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of September 30, 2016; however, no assurance can be made that additions to the allowance will not be required in future periods.

Deposits

Total deposits as of September 30, 2016, decreased $11.36 million, or 0.61%, compared to December 31, 2015. Noninterest-bearing deposits increased $22.00 million while interest-bearing deposits decreased $8.14 million, savings deposits, which include money market accounts and savings accounts, decreased $8.86 million, and time deposits decreased $16.36 million.

Borrowings

Total borrowings as of September 30, 2016, increased $4.87 million, or 2.22%, compared to December 31, 2015. Short-term borrowings generally consist of federal funds purchased and retail repurchase agreements. There were no federal funds purchased as of September 30, 2016, or December 31, 2015. The balance of retail repurchase agreements decreased $20.08 million, or 22.66%, and the weighted average rate decreased 6 basis points to 0.07%, as of September 30, 2016, compared to December 31, 2015.

Long-term borrowings generally consist of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; subordinated debt; and other obligations. The balance and weighted average contractual rate of wholesale repurchase agreements remained constant at $50.00 million and 3.71%, respectively, as of September 30, 2016, compared to December 31, 2015. Wholesale repurchase agreements had contractual maturities between three months and three years as of September 30, 2016. The balance of FHLB borrowings as of September 30, 2016, increased $25.00 million and the weighted average contractual rate decreased 103 basis points to 3.01%, compared to December 31, 2015. FHLB borrowings had contractual maturities between one month and five years as of September 30, 2016. The balance of subordinated debt remained constant at $15.46 million as of September 30, 2016, compared to December 31, 2015. The junior subordinated debentures (“Debentures”), which are currently callable, carry an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95% and mature October 8, 2033.

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution that carries an interest rate of one-month LIBOR plus 2.00% and matures in April 2017. There was no outstanding balance on the line of credit as of September 30, 2016, or December 31, 2015.

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

We maintained liquidity in the form of unencumbered cash on hand and deposits with other financial institutions of $65.93 million, availability on federal funds lines with correspondent banks of $105.00 million, availability from the Federal Reserve Bank discount window of $9.08 million, unused borrowing capacity with the FHLB of $495.15 million, and unpledged available-for-sale securities of $69.04 million as of September 30, 2016. Cash on hand and deposits with other financial institutions and lines of credit with correspondent banks and the Federal Reserve Bank are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Our approved lines of credit with correspondent banks are available as backup liquidity sources. Unused borrowing capacity with the FHLB is reported net of letters of credit that collateralize public unit deposits of $74.32 million as of September 30, 2016. Available-for-sale securities represent a secondary source of liquidity upon conversion to a liquid asset.

As a holding company with no significant operations of its own, the Company’s primary sources of liquidity are dividends received from the Bank and borrowings. Dividends paid by the Bank are subject to certain regulatory limitations. The Company’s liquid assets consisted of cash and investment securities totaling $12.08 million as of September 30, 2016. The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months. The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution. There was no outstanding balance on the line of credit as of September 30, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Basel III Capital Rules became effective on January 1, 2015, subject to a four-year phase-in period. The Company’s required initial minimum capital ratios under Basel III include:

•	4.5% Common equity Tier 1 capital to risk-weighted assets

•	6.0% Tier 1 capital to risk-weighted assets

•	8.0% Total capital to risk-weighted assets

•	4.0% Tier 1 leverage ratio

The following table presents our capital ratios as of the dates indicated:

	September 30, 2016	December 31, 2015
Common equity Tier 1 ratio
First Community Bancshares, Inc.	13.26%	14.54%
First Community Bank	12.49%	13.60%
Tier 1 risk-based capital ratio
First Community Bancshares, Inc.	13.26%	14.73%
First Community Bank	12.49%	13.60%
Total risk-based capital ratio
First Community Bancshares, Inc.	14.41%	15.95%
First Community Bank	13.64%	14.82%
Tier 1 leverage ratio
First Community Bancshares, Inc.	9.85%	10.62%
First Community Bank	9.24%	9.77%

Our regulatory capital ratios as of September 30, 2016, decreased from December 31, 2015, primarily due to the phase-in of certain Basel III Capital Rules related to common equity Tier 1 deductions and an increase in risk-weighted assets. Our capital ratios were well in excess of the minimum standards and classified as “well capitalized” under regulatory capital adequacy standards applicable to that period as of September 30, 2016. Additionally, our capital ratios were in excess of the minimum standards under the Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of September 30, 2016. A description of the Basel III Capital Rules is included in Part I, Item 1 of the Company’s 2015 Form 10-K.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

(Amounts in thousands)	September 30, 2016	December 31, 2015
Commitments to extend credit	$260,416	$235,302
Financial letters of credit	4,650	4,485
Performance letters of credit	3,331	3,280

Total off-balance sheet risk	$268,397	$243,067

Reserve for unfunded commitments	$326	$326

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

The following table summarizes the impact of immediate and sustained rate shocks in the interest rate environment on net interest income. The model simulates rate changes of plus 300 to minus 100 basis points from the base simulation and illustrates the prospective effects of hypothetical interest rate changes over a twelve-month period. This modeling technique, although useful, does not take into account all strategies that management might undertake in response to a sudden and sustained rate shock as depicted. As market conditions vary from those assumed in the sensitivity analysis, actual results will differ due to prepayment and refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal and external variables. The Federal Open Market Committee maintained a target range for federal funds of 25 to 50 basis points as of September 30, 2016, rendering a complete downward shock of 200 basis points meaningless; thus, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed to have floors near 0%.

	September 30, 2016		December 31, 2015
(Amounts in thousands, except percents)	Change in	Percent	Change in	Percent
Increase (Decrease) in Interest Rates in Basis Points	Net Interest Income	Change	Net Interest Income	Change
300	$1,121	1.4%	$(1,162)	-1.4%
200	824	1.0%	(694)	-0.9%
100	324	0.4%	(409)	-0.5%
(100)	(2,064)	-2.5%	(1,813)	-2.2%

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). The CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in our internal control over financial reporting occurred during the quarter ended September 30, 2016, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information regarding purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)
July 1-31, 2016	108,377	$22.53	108,377	665,733
August 1-31, 2016	62,748	23.14	62,748	603,143
September 1-30, 2016	100	23.60	100	607,193

Total	171,225	$22.76	171,225

(1)	Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,392,807 shares in treasury as of September 30, 2016.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits and index required

Exhibit No.	Exhibit

2.1	Purchase and Assumption Agreement between First Community Bank and First Bank. (33)

2.2	Purchase and Assumption Agreement between First Bank and First Community Bank. (34)

3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended (1)

3.2	Amended and Restated Bylaws of First Community Bancshares, Inc. (2)

4.1	Specimen stock certificate of First Community Bancshares, Inc. (3)

4.2	Indenture Agreement dated September 25, 2003. (4)

4.3	Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated. (5)

4.4	Preferred Securities Guarantee Agreement dated September 25, 2003. (6)

10.1**	First Community Bancshares, Inc. 1999 Stock Option Agreement (7) and Plan. (8)

10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, Amendment One. (9)

10.2**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan. (10)

10.3**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated (19) and Waiver Agreement. (26)

10.4**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan (11), Amendment #1 (12), Amendment #2 (29), and Amendment #3. (35)

10.5**	First Community Bancshares, Inc. Split Dollar Plan and Agreement. (13)

10.6**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated (14) and Amendment #2. (36)

10.7**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated. (15)

10.11**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan (16) and Stock Award Agreement. (17)

10.12**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (28)

10.13**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated. (18)

10.14**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015. (20)

10.16**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015. (21)

10.17**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015. (22)

10.18**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015 (23) and Amendment #1 dated May 27, 2016. (35)

10.19**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015. (24)

10.20**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015. (32)

10.21**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009. (25)

10.22**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan. (30)

10.23**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013. (31)

11	Statement Regarding Computation of Earnings per Share. (27)

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer.

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer.

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016, (Unaudited), and December 31, 2015; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Incorporated herewith.
**	Indicates a management contract or compensation plan.
***	Submitted electronically herewith.

(1)	Incorporated by reference from Exhibit 3(i) of the Quarterly Report on Form 10-Q for the period ended June 30, 2010, filed on August 16, 2010.
(2)	Incorporated by reference from Exhibit 3.1 of the Current Report on Form 8-K dated February 23, 2016, filed on February 25, 2016.
(3)	Incorporated by reference from Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003, amended on June 30, 2003.
(4)	Incorporated by reference from Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(5)	Incorporated by reference from Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(6)	Incorporated by reference from Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003.
(7)	Incorporated by reference from Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(8)	Incorporated by reference from Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(9)	Incorporated by reference from Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on May 7, 2004.
(10)	Incorporated by reference from Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002.
(11)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
(12)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(13)	Incorporated by reference from Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000.
(14)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.

(15)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(16)	Incorporated by reference from Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004.
(17)	Incorporated by reference from Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004.
(18)	Incorporated by reference from Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006.
(19)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008.
(20)	Incorporated by reference from Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(21)	Incorporated by reference from Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(22)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(23)	Incorporated by reference from Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(24)	Incorporated by reference from the Current Report on Form 8-K dated and filed on April 16, 2015.
(25)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009.
(26)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010.
(27)	Incorporated by reference from Note 15 of the Notes to Condensed Consolidated Financial Statements included herein.
(28)	Incorporated by reference from the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012.
(29)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013.
(30)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013.
(31)	Incorporated by reference from Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013.
(32)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015.
(33)	Incorporated by reference from Exhibit 2.1 of the Current Report on Form 8-K dated March 3, 2016, filed on March 4, 2016.
(34)	Incorporated by reference from Exhibit 2.2 of the Current Report on Form 8-K dated March 3, 2016, filed on March 4, 2016.
(35)	Incorporated by reference from Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016.
(36)	Incorporated by reference from Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of November, 2016.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2016, (Unaudited), and December 31, 2015; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2016 and 2015; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the nine months ended September 30, 2016 and 2015; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2016 and 2015; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).