Form 10-K/A
period 2016-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2017-03-07
CIK 859070

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of First Community Bancshares, Inc. (the “Company”) for the year ended December 31, 2016, filed with the Securities and Exchange Commission on March 3, 2017 (the “Original Form 10-K”), solely to correct the date of the Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements of Dixon Hughes Goodman LLP (the “Report”) from March 4, 2017, to March 3, 2017. The Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting with the correct date are filed with this Form 10-K/A.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Part II, Item 8 has been amended and restated in its entirety; however, there have been no changes to the text of such Part II, Item 8 other than the change stated in the preceding paragraph. Further, there have been no changes to the XBRL data filed in Exhibit 101 of the Original Form 10-K. As required by Rule 12b-15, this Form 10-K/A includes a new consent of the independent registered public accounting firm as Exhibit 23 and new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, and 32.

Except as described above, this Form 10-K/A does not amend, update, or restate the information in any other Item of the Original Form 10-K or reflect any events that have occurred after the filing of the Original Form 10-K.

PART II

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
March 3, 2017

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. as of and for the year ended December 31, 2016, and our report, dated March 3, 2017 expressed an unqualified opinion on those consolidated financial statements.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March, 2017.

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

10.6**	First Community Bancshares, Inc. Split Dollar Plan and Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000

10.7**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.8**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.9**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan, incorporated by reference to Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004, and Stock Award Agreement, incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004

10.10**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan, incorporated by reference to the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012

10.11**	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006

10.12**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015

10.13**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015

10.14**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015

10.15**	Employment Agreement between First Community Bancshares, Inc. and Martyn A. Pell dated April 16, 2015, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated and filed on April 16, 2015, and Amendment #1 dated May 27, 2016, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 27, 2016

10.16**	Employment Agreement between First Community Bank and Robert L. Schumacher dated April 16, 2015, incorporated by reference to the Current Report on Form 8-K dated and filed on April 16, 2015

10.17**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015

Exhibit No.	Exhibit

10.18**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009

10.19**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013

10.20**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013

11	Statement Regarding Computation of Earnings per Share, incorporated by reference to Note 18 of the Notes to Condensed Consolidated Financial Statements in Part II, Item 8 of this report

12***	Statement Regarding Computation of Ratios

21***	Subsidiaries of the Registrant

23*	Consent of Independent Public Accounting Firm

31.1*	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2*	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2016 and 2015; (ii) Consolidated Statements of Income for the years ended December 31, 2016, 2015, and 2014; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014; (iv) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2016, 2015, and 2014; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014; and (vi) Notes to Consolidated Financial Statements

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement
***	Previously filed with the Annual Report on Form 10-K for the year ended December 31, 2016, on March 3, 2017