Form 10-Q
period 2017-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2017-05-05
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-19297

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

As of April 28, 2017, there were 17,009,876 shares outstanding of the registrant’s Common Stock, $1.00 par value.

FIRST COMMUNITY BANCSHARES, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	inflation, interest rate, market and monetary fluctuations;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●

the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance, and the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act;

●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●

further, future, and proposed rules, including those that are part of the process outlined in the Basel Committee on Banking Supervision’s “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems,” which require banking institutions to increase levels of capital;

●	technological changes;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the growth and profitability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
(Amounts in thousands, except share and per share data)
Assets
Cash and due from banks	$35,559	$36,645
Federal funds sold	116,347	38,717
Interest-bearing deposits in banks	945	945
Total cash and cash equivalents	152,851	76,307
Securities available for sale	158,685	165,579
Securities held to maturity	47,092	47,133
Loans held for investment, net of unearned income
Non-covered	1,784,371	1,795,954
Covered	51,412	56,994
Less: allowance for loan losses	(18,458)	(17,948)
Loans held for investment, net	1,817,325	1,835,000
FDIC indemnification asset	9,931	12,173
Premises and equipment, net	50,057	50,085
Other real estate owned, non-covered	4,477	5,109
Other real estate owned, covered	241	276
Interest receivable	5,059	5,553
Goodwill	95,779	95,779
Other intangible assets	6,947	7,207
Other assets	82,069	86,197
Total assets	$2,430,513	$2,386,398

Liabilities
Deposits
Noninterest-bearing	$467,677	$427,705
Interest-bearing	1,438,917	1,413,633
Total deposits	1,906,594	1,841,338
Securities sold under agreements to repurchase	90,653	98,005
FHLB borrowings	65,000	65,000
Other borrowings	244	15,708
Interest, taxes, and other liabilities	24,618	27,290
Total liabilities	2,087,109	2,047,341

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at March 31, 2017, and December 31, 2016; 4,368,594 and 4,387,571 shares in treasury at March 31, 2017, and December 31, 2016, respectively	21,382	21,382
Additional paid-in capital	228,176	228,142
Retained earnings	173,860	170,377
Treasury stock, at cost	(78,533)	(78,833)
Accumulated other comprehensive loss	(1,481)	(2,011)
Total stockholders' equity	343,404	339,057
Total liabilities and stockholders' equity	$2,430,513	$2,386,398

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2017	2016
Interest income
Interest and fees on loans	$21,827	$21,573
Interest on securities -- taxable	409	1,019
Interest on securities -- tax-exempt	797	938
Interest on deposits in banks	159	20
Total interest income	23,192	23,550
Interest expense
Interest on deposits	1,166	1,114
Interest on short-term borrowings	210	516
Interest on long-term debt	675	809
Total interest expense	2,051	2,439
Net interest income	21,141	21,111
Provision for loan losses	492	1,187
Net interest income after provision for loan losses	20,649	19,924
Noninterest income
Wealth management	790	684
Service charges on deposits	3,113	3,291
Other service charges and fees	2,078	2,010
Insurance commissions	373	2,191
Net gain on sale of securities	-	1
Net FDIC indemnification asset amortization	(1,332)	(1,159)
Other operating income	669	885
Total noninterest income	5,691	7,903
Noninterest expense
Salaries and employee benefits	8,884	10,475
Occupancy expense	1,248	1,531
Furniture and equipment expense	1,091	1,096
Amortization of intangibles	261	278
FDIC premiums and assessments	244	374
Merger, acquisition, and divestiture expense	-	39
Other operating expense	5,355	5,021
Total noninterest expense	17,083	18,814
Income before income taxes	9,257	9,013
Income tax expense	3,055	2,929
Net income	6,202	6,084
Dividends on preferred stock	-	-
Net income available to common shareholders	$6,202	$6,084

Earnings per common share
Basic	$0.36	$0.34
Diluted	0.36	0.34
Cash dividends per common share	0.16	0.14
Weighted average shares outstanding
Basic	16,998,125	17,859,197
Diluted	17,072,174	17,892,531

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2017	2016
(Amounts in thousands)
Net income	$6,202	$6,084
Other comprehensive income (loss), before tax
Available-for-sale securities:
Change in net unrealized gains (losses) on securities without other-than-temporary impairment	651	(722)
Reclassification adjustment for net gains recognized in net income	-	(1)
Net unrealized gains (losses) on available-for-sale securities	651	(723)
Employee benefit plans:
Net actuarial gain (loss)	133	(125)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	64	71
Net unrealized gains (losses) on employee benefit plans	197	(54)
Other comprehensive income (loss), before tax	848	(777)
Income tax expense (benefit)	318	(291)
Other comprehensive income (loss), net of tax	530	(486)
Total comprehensive income	$6,732	$5,598

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2016	$-	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	-	-	-	6,084	-	-	6,084
Other comprehensive loss	-	-	-	-	-	(486)	(486)
Common dividends declared -- $0.14 per share	-	-	-	(2,508)	-	-	(2,508)
Equity-based compensation expense	-	-	7	-	-	-	7
Restricted stock awards -- 12,882 shares	-	-	18	-	222	-	240
Issuance of treasury stock to 401(k) plan -- 7,727 shares	-	-	8	-	134	-	142
Purchase of treasury shares -- 487,739 shares at $18.14 per share	-	-	-	-	(8,867)	-	(8,867)
Balance March 31, 2016	$-	$21,382	$227,725	$159,223	$(64,968)	$(5,733)	$337,629

Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	6,202	-	-	6,202
Other comprehensive income	-	-	-	-	-	530	530
Common dividends declared -- $0.16 per share	-	-	-	(2,719)	-	-	(2,719)
Equity-based compensation expense	-	-	57	-	-	-	57
Common stock options exercised -- 1,500 shares	-	-	(8)	-	27	-	19
Restricted stock awards -- 19,034 shares	-	-	(62)	-	342	-	280
Issuance of treasury stock to 401(k) plan -- 5,243 shares	-	-	47	-	95	-	142
Purchase of treasury shares -- 6,800 shares at $24.07 per share	-	-	-	-	(164)	-	(164)
Balance March 31, 2017	$-	$21,382	$228,176	$173,860	$(78,533)	$(1,481)	$343,404

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2017	2016
Operating activities
Net income	$6,202	$6,084
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	492	1,187
Depreciation and amortization of property, plant, and equipment	874	937
Amortization of premiums on investments, net	83	898
Amortization of FDIC indemnification asset, net	1,332	1,159
Amortization of intangible assets	261	278
Accretion on acquired loans	(1,134)	(1,447)
Equity-based compensation expense	57	7
Restricted stock awards	280	240
Issuance of treasury stock to 401(k) plan	142	142
Loss on sale of property, plant, and equipment, net	3	360
Loss on sale of other real estate	233	660
Gain on sale of securities	-	(1)
Decrease in accrued interest receivable	494	39
Decrease in other operating activities	1,369	641
Net cash provided by operating activities	10,688	11,184
Investing activities
Proceeds from sale of securities available for sale	-	16,074
Proceeds from maturities, prepayments, and calls of securities available for sale	7,503	10,027
Proceeds from (originations of) loans, net	17,945	(57,398)
Proceeds from (payments for) FHLB stock, net	57	(661)
Proceeds from the FDIC	818	1,187
(Payments to acquire) proceeds from sale of property, plant, and equipment, net	(849)	659
Proceeds from sale of other real estate	806	2,650
Net cash provided by (used in) investing activities	26,280	(27,462)
Financing activities
Increase in noninterest-bearing deposits, net	39,972	1,825
Increase (decrease) in interest-bearing deposits, net	25,284	(419)
Increase in federal funds purchased	-	18,000
Repayments of securities sold under agreements to repurchase, net	(7,352)	(3,953)
Repayments of FHLB and other borrowings, net	(15,464)	-
Proceeds from stock options exercised	19	-
Payments for repurchase of treasury stock	(164)	(8,867)
Payments of common dividends	(2,719)	(2,508)
Net cash provided by financing activities	39,576	4,078
Net increase (decrease) in cash and cash equivalents	76,544	(12,200)
Cash and cash equivalents at beginning of period	76,307	51,787
Cash and cash equivalents at end of period	$152,851	$39,587

Supplemental disclosure -- cash flow information
Cash paid for interest	$2,200	$2,471
Cash paid for income taxes	-	-

Supplemental transactions -- noncash items
Transfer of loans to other real estate	372	1,996
Loans originated to finance other real estate	-	-

See Notes to Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

General

First Community Bancshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of Nevada in 1997. The Company’s principal executive office is located at One Community Place, Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates as First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank provides insurance services through its wholly owned subsidiary First Community Insurance Services (“FCIS”) and offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

Principles of Consolidation

The Company’s accounting and reporting policies conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices in the banking industry. The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries and eliminate all intercompany balances and transactions. The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, wealth management, and insurance services. Operating results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year. In management’s opinion, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments, including normal recurring accruals, and disclosures for a fair presentation.

The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2016 (the “2016 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2017.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or cash flow.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that require the most subjective or complex judgments relate to fair value measurements, investment securities, the allowance for loan losses, the Federal Deposit Insurance Corporation (“FDIC”) indemnification asset, goodwill and other intangible assets, and income taxes. A discussion of the Company’s application of critical accounting estimates is included in “Critical Accounting Estimates” in Item 2 of this report.

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2016 Form 10-K.

Recent Accounting Standards

Standards Adopted

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles -- Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” This ASU removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The update should be applied prospectively. The Company early adopted ASU 2017-04 in the first quarter of 2017. The adoption of the standard did not have an effect on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323): Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 EITF Meetings.” This ASU requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. In cases where a registrant cannot reasonably estimate the impact of the adoption, additional qualitative disclosures should be considered to assist the reader in assessing the significance of the standard's impact on its financial statements. The Company adopted ASU 2017-03 in the first quarter of 2017. The adoption of the standard resulted in enhanced disclosures regarding the impact that recently issued accounting standards adopted in a future period will have on the Company’s financial statements and disclosures. See “Standards Not Yet Adopted” below.

In March 2016, the FASB issued ASU 2016-09, “Compensation -- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance eliminates additional paid-in capital pools for equity-based awards and requires that the related income tax effects of awards be recognized in the income statement. The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 in the first quarter of 2017 on a prospective basis and elected to account for forfeitures of share-based awards as they occur. Excess tax benefits on share-based awards in the statement of cash flows in prior periods have not been adjusted. The adoption of the standard did not have a material effect on the Company’s financial statements.

Standards Not Yet Adopted

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Securities.” This ASU amends the amortization period for certain purchased callable debt securities held at a premium. ASU 2017-08 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2017-08 in the first quarter of 2019. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. ASU 2017-07 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company expects to adopt ASU 2017-07 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

In February 2017, the FASB issued ASU 2017-06, “Plan Accounting: Defined Benefit Pension Plans (Topic 960); Defined Contribution Pension Plans (Topic 962); Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting.” This ASU intends to reduce diversity and improve the usefulness of information provided by employee benefit plans that hold interests in master trusts. ASU 2017-06 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2017-06 in the first quarter of 2019. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company expects to adopt ASU 2016-18 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted. The update should be applied on a retrospective basis, if practicable. The Company expects to adopt ASU 2016-15 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments -- Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU intends to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2016-13 in the first quarter of 2020 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company is evaluating the impact of the standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. The Company leases certain banking offices under lease agreements it classifies as operating leases. The Company is evaluating the impact of the standard and expects an increase in assets and liabilities; however, the Company does not expect the guidance to have a material effect on its financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments -- Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted for the instrument-specific credit risk provision. The Company expects to adopt ASU 2016-01 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect to recognize a significant cumulative effect adjustment to retained earnings at the beginning of the year of adoption or expect the guidance to have a material effect on its financial statements. The cumulative-effect adjustment will be dependent on the composition and fair value of the Company’s equity securities portfolio at the adoption date.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 for the Company until fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. Additional revenue related standards to be adopted concurrently with ASU 2014-09 include ASU 2017-05, ASU 2016-20, ASU 2016-12, ASU 2016-10, and ASU 2016-08. The Company expects to adopt ASU 2014-09, and related updates, in the first quarter of 2018 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company is evaluating the impact of the standard on other income, which includes fees for services, commissions on sales, and various deposit service charges. The Company does not expect the guidance to have a material effect on its financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,312	$8	$-	$1,320
Municipal securities	106,853	2,425	(427)	108,851
Single issue trust preferred securities	22,112	-	(1,836)	20,276
Mortgage-backed Agency securities	28,572	75	(482)	28,165
Equity securities	55	18	-	73
Total securities available for sale	$158,904	$2,526	$(2,745)	$158,685

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,342	$3	$-	$1,345
Municipal securities	111,659	2,258	(586)	113,331
Single issue trust preferred securities	22,104	-	(2,165)	19,939
Mortgage-backed Agency securities	31,290	66	(465)	30,891
Equity securities	55	18	-	73
Total securities available for sale	$166,450	$2,345	$(3,216)	$165,579

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$36,725	$82	$-	$36,807
Corporate securities	10,367	22	-	10,389
Total securities held to maturity	$47,092	$104	$-	$47,196

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$36,741	$124	$-	$36,865
Corporate securities	10,392	11	(2)	10,401
Total securities held to maturity	$47,133	$135	$(2)	$47,266

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2017
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$650	$653
Due after one year but within five years	2,787	2,862
Due after five years but within ten years	107,291	107,929
Due after ten years	19,549	19,003
	130,277	130,447
Mortgage-backed securities	28,572	28,165
Equity securities	55	73
Total securities available for sale	$158,904	$158,685

Held-to-maturity securities
Due within one year	$21,844	$21,844
Due after one year but within five years	25,248	25,352
Due after five years but within ten years	-	-
Due after ten years	-	-
Total securities held to maturity	$47,092	$47,196

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$20,153	$(375)	$721	$(52)	$20,874	$(427)
Single issue trust preferred securities	-	-	20,276	(1,836)	20,276	(1,836)
Mortgage-backed Agency securities	13,648	(191)	10,283	(291)	23,931	(482)
Total	$33,801	$(566)	$31,280	$(2,179)	$65,081	$(2,745)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$24,252	$(527)	$715	$(59)	$24,967	$(586)
Single issue trust preferred securities	-	-	19,939	(2,165)	19,939	(2,165)
Mortgage-backed Agency securities	12,834	(166)	11,851	(299)	24,685	(465)
Total	$37,086	$(693)	$32,505	$(2,523)	$69,591	$(3,216)

There were no unrealized losses for held-to-maturity securities as of March 31, 2017. The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the date indicated:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Corporate securities	$3,533	$(2)	$-	$-	$3,533	$(2)
Total	$3,533	$(2)	$-	$-	$3,533	$(2)

There were 73 individual securities in an unrealized loss position as of March 31, 2017, and their combined depreciation in value represented 1.33% of the investment securities portfolio. There were 82 individual securities in an unrealized loss position as of December 31, 2016, and their combined depreciation in value represented 1.51% of the investment securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for both debt and equity securities is a decline in fair value below book value and the severity and duration of the decline. For debt securities, the credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three months ended March 31, 2017 and 2016, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors. For equity securities, the OTTI is recognized as a charge to noninterest income. During the three months ended March 31, 2017 and 2016, the Company incurred no OTTI charges related to equity securities.

The carrying amount of securities pledged for various purposes totaled $133.79 million as of March 31, 2017, and $139.75 million as of December 31, 2016.

The following table presents gross realized gains and losses from the sale of available-for-sale securities for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
(Amounts in thousands)
Gross realized gains	$-	$132
Gross realized losses	-	(131)
Net gain on sale of securities	$-	$1

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.28 million as of March 31, 2017, and $1.41 million as of December 31, 2016. Deferred loan fees totaled $3.75 million for the three months ended March 31, 2017, and $3.94 million for the same period of the prior year. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income with non-covered loans and by loan class, as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$61,070	3.33%	$56,948	3.07%
Commercial and industrial	88,370	4.81%	92,204	4.98%
Multi-family residential	143,847	7.84%	134,228	7.24%
Single family non-owner occupied	143,308	7.81%	142,965	7.72%
Non-farm, non-residential	584,064	31.81%	598,674	32.31%
Agricultural	6,133	0.33%	6,003	0.32%
Farmland	29,241	1.59%	31,729	1.71%
Total commercial loans	1,056,033	57.52%	1,062,751	57.35%
Consumer real estate loans
Home equity lines	104,817	5.71%	106,361	5.74%
Single family owner occupied	500,394	27.26%	500,891	27.03%
Owner occupied construction	45,346	2.47%	44,535	2.41%
Total consumer real estate loans	650,557	35.44%	651,787	35.18%
Consumer and other loans
Consumer loans	73,634	4.01%	77,445	4.18%
Other	4,147	0.23%	3,971	0.21%
Total consumer and other loans	77,781	4.24%	81,416	4.39%
Total non-covered loans	1,784,371	97.20%	1,795,954	96.92%
Total covered loans	51,412	2.80%	56,994	3.08%
Total loans held for investment, net of unearned income	$1,835,783	100.00%	$1,852,948	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	March 31, 2017	December 31, 2016
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$4,337	$4,570
Commercial and industrial	637	895
Multi-family residential	4	8
Single family non-owner occupied	980	962
Non-farm, non-residential	6,020	7,512
Agricultural	25	25
Farmland	386	397
Total commercial loans	12,389	14,369
Consumer real estate loans
Home equity lines	32,943	35,817
Single family owner occupied	6,080	6,729
Total consumer real estate loans	39,023	42,546
Consumer and other loans
Consumer loans	-	79
Total covered loans	$51,412	$56,994

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,078	$8,713	$5,576	$9,397
Waccamaw	19,409	41,762	21,758	45,030
Other acquired	1,071	1,097	1,095	1,121
Total PCI Loans	$25,558	$51,572	$28,429	$55,548

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2016	$3,589	$26,109	$29,698
Accretion	(459)	(1,484)	(1,943)
Reclassifications from nonaccretable difference(1)	(221)	(272)	(493)
Other changes, net	1,724	598	2,322
Balance March 31, 2016	$4,633	$24,951	$29,584

Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(295)	(1,270)	(1,565)
Reclassifications from nonaccretable difference(1)	578	1,301	1,879
Other changes, net	(107)	(175)	(282)
Balance March 31, 2017	$4,568	$21,690	$26,258

(1)  Represents changes attributable to expected loss assumptions

 Note 4. Credit Quality

The Company uses a risk grading matrix to assign a risk grade to each loan in its portfolio. Loan risk ratings may be upgraded or downgraded to reflect current information identified during the loan review process. The general characteristics of each risk grade are as follows:

●

Pass -- This grade is assigned to loans with acceptable credit quality and risk. The Company further segments this grade based on borrower characteristics that include capital strength, earnings stability, liquidity, leverage, and industry conditions.

●

Special Mention -- This grade is assigned to loans that require an above average degree of supervision and attention. These loans have the characteristics of an asset with acceptable credit quality and risk; however, adverse economic or financial conditions exist that create potential weaknesses deserving of management’s close attention. If potential weaknesses are not corrected, the prospect of repayment may worsen.

●

Substandard -- This grade is assigned to loans that have well defined weaknesses that may make payment default, or principal exposure, possible. These loans will likely be dependent on collateral liquidation, secondary repayment sources, or events outside the normal course of business to meet repayment terms.

●

Doubtful -- This grade is assigned to loans that have the weaknesses inherent in substandard loans; however, the weaknesses are so severe that collection or liquidation in full is unlikely based on current facts, conditions, and values. Due to certain specific pending factors, the amount of loss cannot yet be determined.

●

Loss -- This grade is assigned to loans that will be charged off or charged down when payments, including the timing and value of payments, are uncertain. This risk grade does not imply that the asset has no recovery or salvage value, but simply means that it is not practical or desirable to defer writing off, either all or a portion of, the loan balance even though partial recovery may be realized in the future.

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%; therefore, covered loans are disclosed separately.

	March 31, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$59,923	$745	$402	$-	$-	$61,070
Commercial and industrial	82,879	2,125	3,366	-	-	88,370
Multi-family residential	135,915	7,178	754	-	-	143,847
Single family non-owner occupied	132,231	5,545	5,532	-	-	143,308
Non-farm, non-residential	565,814	9,912	8,136	202	-	584,064
Agricultural	5,739	266	128	-	-	6,133
Farmland	26,976	828	1,437	-	-	29,241
Consumer real estate loans
Home equity lines	102,487	851	1,479	-	-	104,817
Single family owner occupied	473,505	4,260	22,629	-	-	500,394
Owner occupied construction	44,704	-	235	407	-	45,346
Consumer and other loans
Consumer loans	73,460	3	171	-	-	73,634
Other	4,147	-	-	-	-	4,147
Total non-covered loans	1,707,780	31,713	44,269	609	-	1,784,371
Covered loans
Commercial loans
Construction, development, and other land	2,585	359	1,393	-	-	4,337
Commercial and industrial	625	-	12	-	-	637
Multi-family residential	1	-	3	-	-	4
Single family non-owner occupied	863	31	86	-	-	980
Non-farm, non-residential	4,948	516	556	-	-	6,020
Agricultural	25	-	-	-	-	25
Farmland	125	-	261	-	-	386
Consumer real estate loans
Home equity lines	13,627	18,589	727	-	-	32,943
Single family owner occupied	4,089	896	1,095	-	-	6,080
Consumer and other loans
Consumer loans	-	-	-	-	-	-
Total covered loans	26,888	20,391	4,133	-	-	51,412
Total loans	$1,734,668	$52,104	$48,402	$609	$-	$1,835,783

	December 31, 2016
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$55,188	$980	$780	$-	$-	$56,948
Commercial and industrial	87,581	3,483	1,137	-	3	92,204
Multi-family residential	126,468	6,992	768	-	-	134,228
Single family non-owner occupied	131,934	5,466	5,565	-	-	142,965
Non-farm, non-residential	579,134	10,236	9,102	202	-	598,674
Agricultural	5,839	164	-	-	-	6,003
Farmland	28,887	1,223	1,619	-	-	31,729
Consumer real estate loans
Home equity lines	104,033	871	1,457	-	-	106,361
Single family owner occupied	475,402	4,636	20,381	472	-	500,891
Owner occupied construction	43,833	-	702	-	-	44,535
Consumer and other loans
Consumer loans	77,218	11	216	-	-	77,445
Other	3,971	-	-	-	-	3,971
Total non-covered loans	1,719,488	34,062	41,727	674	3	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	2,768	803	999	-	-	4,570
Commercial and industrial	882	-	13	-	-	895
Multi-family residential	-	-	8	-	-	8
Single family non-owner occupied	796	63	103	-	-	962
Non-farm, non-residential	6,423	537	552	-	-	7,512
Agricultural	25	-	-	-	-	25
Farmland	132	-	265	-	-	397
Consumer real estate loans
Home equity lines	14,283	20,763	771	-	-	35,817
Single family owner occupied	4,601	928	1,200	-	-	6,729
Consumer and other loans
Consumer loans	79	-	-	-	-	79
Total covered loans	29,989	23,094	3,911	-	-	56,994
Total loans	$1,749,477	$57,156	$45,638	$674	$3	$1,852,948

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	March 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$11	$11	$-	$33	$35	$-
Commercial and industrial	327	345	-	346	383	-
Multi-family residential	355	436	-	294	369	-
Single family non-owner occupied	3,323	3,515	-	3,084	3,334	-
Non-farm, non-residential	2,746	3,461	-	3,829	4,534	-
Agricultural	128	128	-	-	-	-
Farmland	1,013	1,048	-	1,161	1,188	-
Consumer real estate loans
Home equity lines	1,037	1,098	-	913	968	-
Single family owner occupied	12,264	13,136	-	11,779	12,630	-
Owner occupied construction	236	236	-	573	589	-
Consumer and other loans
Consumer loans	47	49	-	62	103	-
Total impaired loans with no allowance	21,487	23,463	-	22,074	24,133	-

Impaired loans with a related allowance
Commercial loans
Construction, development, and other land	434	434	10	-	-	-
Commercial and industrial	2,393	2,393	235	-	-	-
Single family non-owner occupied	347	347	65	351	351	31
Non-farm, non-residential	1,169	1,169	158	-	-	-
Farmland	-	-	-	430	430	18
Consumer real estate loans
Home equity lines	419	422	21	-	-	-
Single family owner occupied	6,446	6,509	781	4,118	4,174	770
Total impaired loans with an allowance	11,208	11,274	1,270	4,899	4,955	819
Total impaired loans(1)	$32,695	$34,737	$1,270	$26,973	$29,088	$819

(1)

Includes loans totaling $16.99 million as of March 31, 2017, and $16.89 million as of December 31, 2016, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended March 31,
	2017		2016
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$-	$11	$-	$169
Commercial and industrial	2	330	-	147
Multi-family residential	-	356	-	68
Single family non-owner occupied	43	3,326	16	2,018
Non-farm, non-residential	4	2,725	71	11,735
Agricultural	-	126	-	-
Farmland	-	1,006	-	145
Consumer real estate loans
Home equity lines	15	1,042	7	1,346
Single family owner occupied	87	12,203	54	11,070
Owner occupied construction	3	233	3	241
Consumer and other loans
Consumer loans	-	50	-	35
Total impaired loans with no related allowance	154	21,408	151	26,974

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	428	-	-
Commercial and industrial	15	312	-	-
Single family non-owner occupied	8	343	7	358
Non-farm, non-residential	10	1,154	88	5,358
Consumer real estate loans
Home equity lines	-	417	-	-
Single family owner occupied	35	6,373	38	4,961
Owner occupied construction	-	-	-	346
Total impaired loans with a related allowance	68	9,027	133	11,023
Total impaired loans	$222	$30,435	$284	$37,997

The following tables provide information on impaired PCI loan pools as of and for the dates indicated:

	March 31, 2017	December 31, 2016
(Amounts in thousands, except impaired loan pools)
Unpaid principal balance	$1,068	$1,086
Recorded investment	1,064	1,085
Allowance for loan losses related to PCI loan pools	12	12

Impaired PCI loan pools	1	1

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands)
Interest income recognized	$10	$83
Average recorded investment	1,075	2,791

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2017			December 31, 2016
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$185	$452	$637	$72	$32	$104
Commercial and industrial	206	12	218	332	13	345
Multi-family residential	355	-	355	294	-	294
Single family non-owner occupied	1,194	23	1,217	1,242	24	1,266
Non-farm, non-residential	3,468	28	3,496	3,295	30	3,325
Agricultural	128	-	128	-	-	-
Farmland	1,432	-	1,432	1,591	-	1,591
Consumer real estate loans
Home equity lines	833	298	1,131	705	400	1,105
Single family owner occupied	10,691	105	10,796	7,924	109	8,033
Owner occupied construction	-	-	-	336	-	336
Consumer and other loans
Consumer loans	45	-	45	63	-	63
Total nonaccrual loans	$18,537	$918	$19,455	$15,854	$608	$16,462

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $20 thousand as of March 31, 2017. There were no non-covered accruing loans contractually past due 90 days or more as of December 31, 2016.

	March 31, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$4	$-	$-	$4	$61,066	$61,070
Commercial and industrial	23	497	147	667	87,703	88,370
Multi-family residential	399	-	69	468	143,379	143,847
Single family non-owner occupied	571	186	571	1,328	141,980	143,308
Non-farm, non-residential	481	732	1,816	3,029	581,035	584,064
Agricultural	-	-	128	128	6,005	6,133
Farmland	148	-	343	491	28,750	29,241
Consumer real estate loans
Home equity lines	160	84	326	570	104,247	104,817
Single family owner occupied	4,100	1,984	4,974	11,058	489,336	500,394
Owner occupied construction	102	280	-	382	44,964	45,346
Consumer and other loans
Consumer loans	146	23	33	202	73,432	73,634
Other	114	35	-	149	3,998	4,147
Total non-covered loans	6,248	3,821	8,407	18,476	1,765,895	1,784,371
Covered loans
Commercial loans
Construction, development, and other land	440	-	452	892	3,445	4,337
Commercial and industrial	-	-	-	-	637	637
Multi-family residential	-	-	-	-	4	4
Single family non-owner occupied	23	-	-	23	957	980
Non-farm, non-residential	-	-	-	-	6,020	6,020
Agricultural	-	-	-	-	25	25
Farmland	-	-	-	-	386	386
Consumer real estate loans
Home equity lines	64	50	45	159	32,784	32,943
Single family owner occupied	217	25	39	281	5,799	6,080
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	-	-	-	-	-	-
Total covered loans	744	75	536	1,355	50,057	51,412
Total loans	$6,992	$3,896	$8,943	$19,831	$1,815,952	$1,835,783

	December 31, 2016
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$33	$5	$17	$55	$56,893	$56,948
Commercial and industrial	174	30	149	353	91,851	92,204
Multi-family residential	163	-	281	444	133,784	134,228
Single family non-owner occupied	1,302	159	835	2,296	140,669	142,965
Non-farm, non-residential	1,235	332	2,169	3,736	594,938	598,674
Agricultural	-	5	-	5	5,998	6,003
Farmland	224	343	565	1,132	30,597	31,729
Consumer real estate loans
Home equity lines	78	136	658	872	105,489	106,361
Single family owner occupied	4,777	2,408	3,311	10,496	490,395	500,891
Owner occupied construction	342	336	-	678	43,857	44,535
Consumer and other loans
Consumer loans	371	90	15	476	76,969	77,445
Other	-	-	-	-	3,971	3,971
Total non-covered loans	8,699	3,844	8,000	20,543	1,775,411	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	434	-	32	466	4,104	4,570
Commercial and industrial	-	-	-	-	895	895
Multi-family residential	-	-	-	-	8	8
Single family non-owner occupied	24	-	-	24	938	962
Non-farm, non-residential	32	-	-	32	7,480	7,512
Agricultural	-	-	-	-	25	25
Farmland	-	-	-	-	397	397
Consumer real estate loans
Home equity lines	108	146	62	316	35,501	35,817
Single family owner occupied	58	-	39	97	6,632	6,729
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	-	-	-	-	79	79
Total covered loans	656	146	133	935	56,059	56,994
Total loans	$9,355	$3,990	$8,133	$21,478	$1,831,470	$1,852,948

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain troubled debt restructurings (“TDRs”) are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of March 31, 2017, or December 31, 2016.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	March 31, 2017			December 31, 2016
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$35	$880	$915	$38	$892	$930
Non-farm, non-residential	-	295	295	-	4,160	4,160
Consumer real estate loans
Home equity lines	-	152	152	-	158	158
Single family owner occupied	1,060	7,031	8,091	905	7,503	8,408
Owner occupied construction	333	235	568	341	239	580
Total TDRs	$1,428	$8,593	$10,021	$1,284	$12,952	$14,236
Allowance for loan losses related to TDRs			$707			$670

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands)
Interest income recognized	$84	$78

There were no loans modified as TDRs during the three months ended March 31, 2017, or 2016. There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of March 31, 2017 or 2016.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2017	December 31, 2016
(Amounts in thousands)
Non-covered OREO	$4,477	$5,109
Covered OREO	241	276
Total OREO	$4,718	$5,385

Non-covered OREO secured by residential real estate	$1,681	$1,746
Residential real estate loans in the foreclosure process(1)	4,062	2,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated:

	Three Months Ended March 31, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	85	246	161	492
Charge-offs	(29)	(77)	(251)	(357)
Recoveries	226	78	71	375
Net recoveries (charge-offs)	197	1	(180)	18
Ending balance	$11,972	$5,734	$740	$18,446

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	-	-	-
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	-	-	-
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	85	246	161	492
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	85	246	161	492
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(29)	(77)	(251)	(357)
Recoveries	226	78	71	375
Net recoveries (charge-offs)	197	1	(180)	18
Ending balance	$11,972	$5,746	$740	$18,458

	Three Months Ended March 31, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
Provision for loan losses charged to operations	308	774	144	1,226
Charge-offs	(284)	(690)	(254)	(1,228)
Recoveries	113	30	123	266
Net charge-offs	(171)	(660)	(131)	(962)
Ending balance	$13,270	$6,470	$703	$20,443

PCI allowance
Beginning balance	$-	$54	$-	$54
Recovery of loan losses	-	(30)	-	(30)
Benefit attributable to the FDIC indemnification asset	-	(9)	-	(9)
Recovery of loan losses charged to operations	-	(39)	-	(39)
Recovery of loan losses recorded through the FDIC indemnification asset	-	9	-	9
Ending balance	$-	$24	$-	$24

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
Provision for loan losses	308	744	144	1,196
Benefit attributable to the FDIC indemnification asset	-	(9)	-	(9)
Provision for loan losses charged to operations	308	735	144	1,187
Recovery of loan losses recorded through the FDIC indemnification asset	-	9	-	9
Charge-offs	(284)	(690)	(254)	(1,228)
Recoveries	113	30	123	266
Net charge-offs	(171)	(660)	(131)	(962)
Ending balance	$13,270	$6,494	$703	$20,467

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	March 31, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$434	$10	$64,288	$978
Commercial and industrial	2,393	235	86,614	410
Multi-family residential	274	-	143,574	1,277
Single family non-owner occupied	1,893	65	140,140	2,433
Non-farm, non-residential	1,974	158	584,339	6,232
Agricultural	-	-	6,158	45
Farmland	542	-	29,086	129
Total commercial loans	7,510	468	1,054,199	11,504
Consumer real estate loans
Home equity lines	419	21	119,340	862
Single family owner occupied	7,774	781	497,857	3,826
Owner occupied construction	-	-	45,346	244
Total consumer real estate loans	8,193	802	662,543	4,932
Consumer and other loans
Consumer loans	-	-	73,634	740
Other	-	-	4,147	-
Total consumer and other loans	-	-	77,781	740
Total loans, excluding PCI loans	$15,703	$1,270	$1,794,523	$17,176

	December 31, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$60,281	$889
Commercial and industrial	-	-	93,099	495
Multi-family residential	281	-	133,947	1,157
Single family non-owner occupied	1,910	31	139,711	2,721
Non-farm, non-residential	1,454	-	600,915	6,185
Agricultural	-	-	6,028	43
Farmland	981	18	31,145	151
Total commercial loans	4,626	49	1,065,126	11,641
Consumer real estate loans
Home equity lines	-	-	122,000	895
Single family owner occupied	5,120	770	501,617	3,594
Owner occupied construction	336	-	44,199	228
Total consumer real estate loans	5,456	770	667,816	4,717
Consumer and other loans
Consumer loans	-	-	77,524	759
Other	-	-	3,971	-
Total consumer and other loans	-	-	81,495	759
Total loans, excluding PCI loans	$10,082	$819	$1,814,437	$17,117

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$194	$-	$260	$-
Peoples commercial	4,014	-	4,491	-
Other	1,071	-	1,095	-
Total commercial loans	5,279	-	5,846	-
Consumer real estate loans
Waccamaw serviced home equity lines	18,001	-	20,178	-
Waccamaw residential	1,214	-	1,320	-
Peoples residential	1,064	12	1,085	12
Total consumer real estate loans	20,279	12	22,583	12
Total PCI loans	$25,558	$12	$28,429	$12

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of March 31, 2017.

Note 6. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw in 2012, the Company entered into loss share agreements with the FDIC that covered $52.50 million of loans and $241 thousand of OREO as of March 31, 2017, compared to $56.99 million of loans and $276 thousand of OREO as of December 31, 2016. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage will expire June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s condensed consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands)
Beginning balance	$12,173	$20,844
Increase in estimated losses on covered loans	-	9
Increase in estimated losses on covered OREO	6	273
Reimbursable expenses from the FDIC	(98)	7
Net amortization	(1,332)	(1,159)
Reimbursements from the FDIC	(818)	(1,187)
Ending balance	$9,931	$18,787

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2017	December 31, 2016
(Amounts in thousands)
Noninterest-bearing demand deposits	$467,677	$427,705
Interest-bearing deposits:
Interest-bearing demand deposits	392,905	378,339
Money market accounts	193,481	196,997
Savings deposits	335,674	326,263
Certificates of deposit	388,170	382,503
Individual retirement accounts	128,687	129,531
Total interest-bearing deposits	1,438,917	1,413,633
Total deposits	$1,906,594	$1,841,338

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2017		December 31, 2016
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$65,653	0.07%	$73,005	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
Long-term FHLB advances	65,000	4.04%	65,000	4.04%
Other borrowings
Subordinated debt	-	-	15,464	3.65%
Other debt	244		244
Total borrowings	$155,897		$178,713

The following schedule presents the contractual and weighted average maturities of long-term borrowings, by year, as of March 31, 2017:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2017	$-	$15,000	$15,000
2018	-	-	-
2019	25,000	-	25,000
2020	-	-	-
2021	-	50,000	50,000
2022 and thereafter	-	-	-
Total long-term borrowings	$25,000	$65,000	$90,000

Weighted average maturity (in years)	1.91	2.92	2.64

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the advances’ lives. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure FHLB advances and letters of credit totaling $1.03 billion as of March 31, 2017. Unused borrowing capacity with the FHLB totaled $555.78 million, net of FHLB letters of credit of $76.59 million, as of March 31, 2017. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or unwind of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of March 31, 2017:

	U.S. Agency Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
(Amounts in thousands)
Overnight and continuous	$17,830	$36,464	$10,550	$64,844
Up to 30 days	-	-	107	107
30 -- 90 days	-	-	231	231
Greater than 90 days	12,400	-	13,071	25,471
	$30,230	$36,464	$23,959	$90,653

 The Company issued $15.46 million of junior subordinated debentures (“Debentures”) to FCBI Capital Trust (the “Trust”), an unconsolidated subsidiary, in October 2003 with an interest rate of three-month London InterBank Offered Rate (“LIBOR”) plus 2.95% and a 30-year term ending in October 2033. The Trust purchased the Debentures through the issuance of trust preferred securities, which had substantially identical terms as the Debentures. Net proceeds from the offering were contributed as capital to the Bank to support further growth. During the first quarter of 2017, the Company redeemed all $15.46 million of its trust preferred securities issued through the Trust.

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% and an April 2017 maturity. There was no outstanding balance on the line as of March 31, 2017, or December 31, 2016.

Note 9. Derivative Instruments and Hedging Activities

As of March 31, 2017, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company’s interest rate swaps include a fourteen-year, $1.20 million notional interest rate swap agreement entered into in March 2015 and a fifteen-year, $4.37 million notional interest rate swap agreement entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of March 31, 2017. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2017			December 31, 2016
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,762	$-	$142	$4,835	$-	$167
Total derivatives	$4,762	$-	$142	$4,835	$-	$167

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,		Income Statement Location
(Amounts in thousands)	2017	2016
Derivatives designated as hedges
Interest rate swaps	$22	$28	Interest and fees on loans
Total derivative expense	$22	$28

Note 10. Employee Benefit Plans

The Company maintains two nonqualified domestic, noncontributory defined benefit plans (the “Benefit Plans”) for key members of senior management and non-management directors. The Company’s unfunded Benefit Plans include the Supplemental Executive Retention Plan and the Directors’ Supplemental Retirement Plan. The following table presents the components of net periodic pension cost for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands)
Service cost	$58	$47
Interest cost	93	96
Amortization of prior service cost	57	57
Amortization of losses	7	14
Net periodic cost	$215	$214

Note 11. Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2017
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(544)	$(1,467)	$(2,011)
Other comprehensive income before reclassifications	407	83	490
Reclassified from AOCI	-	40	40
Other comprehensive income, net	407	123	530
Ending balance	$(137)	$(1,344)	$(1,481)

	Three Months Ended March 31, 2016
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(3,885)	$(1,362)	$(5,247)
Other comprehensive loss before reclassifications	(451)	(78)	(529)
Reclassified from AOCI	(1)	44	43
Other comprehensive loss, net	(452)	(34)	(486)
Ending balance	$(4,337)	$(1,396)	$(5,733)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2017	2016	Line Item Affected
Available-for-sale securities
Gains recognized	$-	$(1)	Net gain (loss) on sale of securities
Credit-related OTTI recognized	-	-	Net impairment losses recognized in earnings
Reclassified out of AOCI, before tax	-	(1)	Income before income taxes
Income tax expense	-	(0)	Income tax expense
Reclassified out of AOCI, net of tax	-	(1)	Net income
Employee benefit plans
Amortization of prior service cost	57	57	(1)
Amortization of net actuarial benefit cost	7	14	(1)
Reclassified out of AOCI, before tax	64	71	Income before income taxes
Income tax expense	24	27	Income tax expense
Reclassified out of AOCI, net of tax	40	44	Net income
Total reclassified out of AOCI, net of tax	$40	$43	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

Note 12. Fair Value

Financial Instruments Measured at Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. The fair value hierarchy ranks the inputs used in measuring fair value as follows:

●	Level 1 – Observable, unadjusted quoted prices in active markets
●	Level 2 – Inputs other than quoted prices included in Level 1 that are directly or indirectly observable for the asset or liability
●	Level 3 – Unobservable inputs with little or no market activity that require the Company to use reasonable inputs and assumptions

The Company uses fair value measurements to record adjustments to certain financial assets and liabilities on a recurring basis. The Company may be required to record certain assets at fair value on a nonrecurring basis in specific circumstances, such as evidence of impairment. Methodologies used to determine fair value might be highly subjective and judgmental in nature; therefore, valuations may not be precise. If the Company determines that a valuation technique change is necessary, the change is assumed to have occurred at the end of the respective reporting period. The following discussion describes the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments under the valuation hierarchy.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$1,320	$-	$1,320	$-
Municipal securities	108,851	-	108,851	-
Single issue trust preferred securities	20,276	-	20,276	-
Mortgage-backed Agency securities	28,165	-	28,165	-
Equity securities	73	55	18	-
Total available-for-sale securities	158,685	55	158,630	-
Fair value loans	4,628	-	4,628	-
Deferred compensation assets	3,345	3,345	-	-
Deferred compensation liabilities	3,345	3,345	-	-
Derivative liabilities	142	-	142	-

	December 31, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$1,345	$-	$1,345	$-
Municipal securities	113,331	-	113,331	-
Single issue trust preferred securities	19,939	-	19,939	-
Mortgage-backed Agency securities	30,891	-	30,891	-
Equity securities	73	55	18	-
Total available-for-sale securities	165,579	55	165,524	-
Fair value loans	4,701	-	4,701	-
Deferred compensation assets	3,224	3,224	-	-
Deferred compensation liabilities	3,224	3,224	-	-
Derivative liabilities	167	-	167	-

No changes in valuation techniques or transfers into or out of Level 3 of the fair value hierarchy occurred during the three months ended March 31, 2017 or 2016.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$9,688	$-	$-	$9,688
OREO, non-covered	1,336	-	-	1,336
OREO, covered	13	-	-	13

	December 31, 2016
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$4,078	$-	$-	$4,078
OREO, non-covered	5,109	-	-	5,109
OREO, covered	265	-	-	265

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	March 31, 2017				December 31, 2016

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	1%	to	39%	(11%)	3%	to	39%	(17%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	43%	(35%)	0%	to	88%	(30%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)		0%			0%	to	44%	(40%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. The Company believes it is not feasible or practical to accurately disclose the fair values of off-balance sheet instruments due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures. For additional information about the unfunded, contractual value of off-balance sheet financial instruments, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$152,851	$152,851	$152,851	$-	$-
Securities available for sale	158,685	158,685	55	158,630	-
Securities held to maturity	47,092	47,196	-	47,196	-
Loans held for investment, net of allowance	1,817,325	1,790,086	-	4,628	1,785,458
FDIC indemnification asset	9,931	6,692	-	-	6,692
Interest receivable	5,059	5,059	-	5,059	-
Deferred compensation assets	3,345	3,345	3,345	-	-

Liabilities
Demand deposits	467,677	467,677	-	467,677	-
Interest-bearing demand deposits	392,905	392,905	-	392,905	-
Savings deposits	529,155	529,155	-	529,155	-
Time deposits	516,857	512,679	-	512,679	-
Securities sold under agreements to repurchase	90,653	91,380	-	91,380	-
Interest payable	1,131	1,131	-	1,131	-
FHLB and other borrowings	65,244	69,102	-	69,102	-
Derivative financial liabilities	142	142	-	142	-
Deferred compensation liabilities	3,345	3,345	3,345	-	-

	December 31, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,307	$76,307	$76,307	$-	$-
Securities available for sale	165,579	165,579	55	165,524	-
Securities held to maturity	47,133	47,266	-	47,266	-
Loans held for investment, net of allowance	1,835,000	1,805,999	-	4,701	1,801,298
FDIC indemnification asset	12,173	8,112	-	-	8,112
Interest receivable	5,553	5,553	-	5,553	-
Deferred compensation assets	3,224	3,224	3,224	-	-

Liabilities
Demand deposits	427,705	427,705	-	427,705	-
Interest-bearing demand deposits	378,339	378,339	-	378,339	-
Savings deposits	523,260	523,260	-	523,260	-
Time deposits	512,034	507,917	-	507,917	-
Securities sold under agreements to repurchase	98,005	98,879	-	98,879	-
Interest payable	1,280	1,280	-	1,280	-
FHLB and other borrowings	80,708	83,551	-	83,551	-
Derivative financial liabilities	167	167	-	167	-
Deferred compensation liabilities	3,224	3,224	3,224	-	-

Note 13. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
(Amounts in thousands, except share and per share data)
Net income	$6,202	$6,084
Dividends on preferred stock	-	-
Net income available to common shareholders	$6,202	$6,084

Weighted average common shares outstanding, basic	16,998,125	17,859,197
Dilutive effect of potential common shares
Stock options	53,067	27,159
Restricted stock	20,982	6,175
Total dilutive effect of potential common shares	74,049	33,334
Weighted average common shares outstanding, diluted	17,072,174	17,892,531

Basic earnings per common share	$0.36	$0.34
Diluted earnings per common share	0.36	0.34

Antidilutive potential common shares
Stock options	49,743	119,727
Restricted stock	3,279	28,617
Total potential antidilutive shares	53,022	148,344

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2017	December 31, 2016
(Amounts in thousands)
Commitments to extend credit	$251,034	$261,801
Standby letters of credit and financial guarantees(1)	80,177	83,900
Total off-balance sheet risk	331,211	345,701

Reserve for unfunded commitments	$326	$326

(1) Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”).

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2017, the Bank operated 45 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers commercial and personal insurance services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. As of March 31, 2017, FCIS operated 6 in-branch locations in Virginia and West Virginia. The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Revenues consist primarily of commissions on assets under management and investment advisory fees. As of March 31, 2017, the Trust Division and FCWM managed $906 million in combined assets under various fee-based arrangements as fiduciary or agent.

Our acquisition and divestiture activity during the twelve months ended March 31, 2017, included the sale of Greenpoint Insurance Agency Inc. on October 1, 2016, and the simultaneous sale of six branches to and purchase of seven branches from First Bank on July 15, 2016.

Critical Accounting Estimates

We prepare our consolidated financial statements in accordance with generally accepted accounting principles (“GAAP”) in the U.S. and conform to general practices within the banking industry. Our financial position and results of operations may require management to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Estimates, assumptions, and judgments, which are periodically evaluated, are based on historical experience and other factors, including expectations of future events believed reasonable under the circumstances. These estimates are generally necessary when assets and liabilities are required to be recorded at estimated fair value, when a decline in the value of an asset carried on the financial statements at fair value warrants an impairment write-down or a valuation reserve, or when an asset or liability needs recorded based on the probability of occurrence of a future event. Carrying assets and liabilities at fair value inherently results in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are based on quoted market prices, when available, or third-party sources. When quoted prices or third-party information is not available, management estimates valuation adjustments primarily through the use of financial modeling techniques and appraisal estimates.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Part II, Item 8 of our 2016 Form 10-K and our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2016 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2017, and financial condition as of March 31, 2017, include the following:

●

Net income available to common shareholders increased $118 thousand, or 1.94%, to $6.20 million and diluted earnings per share increased $0.02, or 5.88%, to $0.36 for the first quarter of 2017 compared to the same quarter of 2016.

●	Net interest margin increased 16 basis points to 4.17%, and normalized net interest margin increased 21 basis points to 3.95% compared to the same quarter of 2016.
●	The Company’s book value per common share increased $0.23 to $20.18 compared to December 31, 2016.
●

The Company redeemed all of its previously issued trust preferred securities totaling $15.46 million. The callable trust preferred securities bore an interest rate of three-month LIBOR plus 2.95% with a maturity date of October 8, 2033.

●	The Company significantly exceeds regulatory “well capitalized” targets as of March 31, 2017.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
(Amounts in thousands, except per share data)
Net income	$6,202	$6,084	$118	1.94%
Net income available to common shareholders	6,202	6,084	118	1.94%

Basic earnings per common share	0.36	0.34	0.02	5.88%
Diluted earnings per common share	0.36	0.34	0.02	5.88%

Return on average assets	1.06%	0.99%	0.07%	7.07%
Return on average common equity	7.35%	7.15%	0.20%	2.80%

Three-Month Comparison. Net income increased in the first quarter of 2017 due to decreases in the provision for loan losses and noninterest expense and a slight increase in net interest income. These changes were offset by a decrease in noninterest income and an increase in income tax.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below.

The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended March 31,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,838,837	$21,895	4.83%	$1,730,401	$21,599	5.02%
Securities available for sale	161,738	1,483	3.72%	354,582	2,268	2.57%
Securities held to maturity	47,112	152	1.31%	72,512	194	1.08%
Interest-bearing deposits	55,754	159	1.16%	15,591	20	0.52%
Total earning assets	2,103,441	23,689	4.57%	2,173,086	24,081	4.45%
Other assets	270,597			297,156
Total assets	$2,374,038			$2,470,242

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$381,050	$102	0.11%	$342,524	$57	0.07%
Savings deposits	525,573	36	0.03%	535,769	66	0.05%
Time deposits	515,506	1,028	0.81%	533,635	991	0.75%
Total interest-bearing deposits	1,422,129	1,166	0.33%	1,411,928	1,114	0.32%
Borrowings
Federal funds purchased	-	-	-	3,424	5	0.59%
Retail repurchase agreements	66,947	11	0.07%	77,993	13	0.07%
Wholesale repurchase agreements	25,000	199	3.23%	50,000	468	3.76%
FHLB advances and other borrowings	66,618	675	4.11%	108,013	839	3.12%
Total borrowings	158,565	885	2.26%	239,430	1,325	2.23%
Total interest-bearing liabilities	1,580,694	2,051	0.53%	1,651,358	2,439	0.59%
Noninterest-bearing demand deposits	425,540			448,849
Other liabilities	25,477			27,784
Total liabilities	2,031,711			2,127,991
Stockholders' equity	342,327			342,251
Total liabilities and stockholders' equity	$2,374,038			$2,470,242
Net interest income, FTE		$21,638			$21,642
Net interest rate spread			4.04%			3.87%
Net interest margin			4.17%			4.01%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2017 Compared to 2016
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$1,354	$(816)	$(242)	$296
Securities available-for-sale	(1,233)	1,002	(554)	(785)
Securities held-to-maturity	(68)	42	(16)	(42)
Interest-bearing deposits with other banks	52	25	62	139
Total interest earning assets	105	253	(750)	(392)

Interest paid on(1)
Demand deposits	6	35	4	45
Savings deposits	(1)	(29)	-	(30)
Time deposits	(34)	81	(10)	37
Federal funds purchased	(5)	-	-	(5)
Retail repurchase agreements	(2)	-	-	(2)
Wholesale repurchase agreements	(234)	(66)	31	(269)
FHLB advances and other borrowings	(322)	262	(104)	(164)
Total interest-bearing liabilities	(592)	283	(79)	(388)

Change in net interest income(1)	$697	$(30)	$(671)	$(4)

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the net interest analysis on a FTE basis excluding the impact of non-cash purchase accounting accretion from acquired loan portfolios for the periods indicated:

	Three Months Ended March 31,
	2017		2016
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$21,895	4.83%	$21,599	5.02%
Accretion income	1,784		2,252
Less: cash accretion income	650		805
Non-cash accretion income	1,134		1,447
Loans, normalized(3)	20,761	4.58%	20,152	4.68%
Other earning assets	1,794	2.75%	2,482	2.26%
Total earning assets	22,555	4.35%	22,634	4.19%
Total interest-bearing liabilities	2,051	0.53%	2,439	0.59%
Net interest income, FTE(3)	$20,504		$20,195
Net interest rate spread, normalized(3)		3.82%		3.60%
Net interest margin, normalized(3)		3.95%		3.74%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 78.79% of total net interest and noninterest income in the first quarter of 2017 compared to 72.76% in the same quarter of 2016. Net interest income on a GAAP basis increased $30 thousand, or 0.14%, and net interest income on a FTE basis decreased $4 thousand, or 0.02%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 21 basis points compared to an increase of 16 basis points on a FTE basis. Normalized net interest spread increased 22 basis points compared to an increase of 17 basis points on a FTE basis.

Average earning assets decreased $69.65 million, or 3.20%, primarily due to a decrease in securities available for sale offset by loan growth and an increase in interest-bearing deposits. The normalized yield on earning assets increased 21 basis points compared to an increase of 12 basis points on a GAAP basis. Average loans increased $108.44 million, or 6.27%, and the average loan to deposit ratio increased to 99.52% fr om 92.99%. The normalized yield on loans decreased 10 basis points compared to a decrease of 19 basis points on a GAAP basis. Non-cash accretion income decreased $313 thousand, or 21.63%, as the effect of accretion income continued to decline from acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $70.66 million, or 4.28%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 6 basis points, largely driven by a decrease in the average balance of borrowings. Average interest-bearing deposits increased $10.20 million, or 0.72%, which was driven by a $38.53 million, or 11.25%, increase in average interest-bearing demand deposits offset by an $18.13 million, or 3.40%, decrease in average time deposits, and a $10.20 million, or 1.90%, decrease in average savings deposits, which include money market and savings accounts. Average borrowings decreased $80.87 million, or 33.77%, largely due to a $41.40 million, or 38.32%, decrease in average FHLB advances and other borrowings, a $25.00 million, or 50.00%, decrease in average wholesale repurchase agreements, and an $11.05 million, or 14.16%, decrease in average retail repurchase agreements.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations decreased $695 thousand to $492 thousand in the first quarter of 2017 compared to the same quarter of 2016, which was attributed to the non-PCI provision.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$790	$684	$106	15.50%
Service charges on deposits	3,113	3,291	(178)	-5.41%
Other service charges and fees	2,078	2,010	68	3.38%
Insurance commissions	373	2,191	(1,818)	-82.98%
Net gain on sale of securities	-	1	(1)	-100.00%
Net FDIC indemnification asset amortization	(1,332)	(1,159)	(173)	14.93%
Other operating income	669	885	(216)	-24.41%
Total noninterest income	$5,691	$7,903	$(2,212)	-27.99%

Three-Month Comparison. Noninterest income comprised 21.21% of total net interest and noninterest income in the first quarter of 2017 compared to 27.24% in the same quarter of 2016. Noninterest income decreased $2.21 million, or 27.99%, primarily due to a decrease in insurance commissions resulting from the Greenpoint divestiture in the fourth quarter of 2016. Other operating income decreased primarily due to the absence of a $357 thousand gain on the sale of closed branches in the first quarter of 2016. Net negative amortization related to the FDIC indemnification asset increased due to an additional $203 thousand in reserve provisions as the loss share agreement for commercial loans approaches the end of its term. Excluding the impact from sales of securities and branches, and net FDIC indemnification asset amortization, noninterest income decreased $1.67 million, or 19.25%, to $7.02 million in the first quarter of 2017, from $8.70 million in the same quarter of 2016.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2017	2016	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$8,884	$10,475	$(1,591)	-15.19%
Occupancy expense	1,248	1,531	(283)	-18.48%
Furniture and equipment expense	1,091	1,096	(5)	-0.46%
Amortization of intangibles	261	278	(17)	-6.12%
FDIC premiums and assessments	244	374	(130)	-34.76%
Merger, acquisition, and divestiture expense	-	39	(39)	-100.00%
Other operating expense	5,355	5,021	334	6.65%
Total noninterest expense	$17,083	$18,814	$(1,731)	-9.20%

Three-Month Comparison. Noninterest expense decreased $1.73 million, or 9.20%, in the first quarter of 2017 compared to the same quarter of 2016, which was largely due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased $1.59 million, or 15.19%, as full-time equivalent employees, calculated using the number of hours worked, decreased to 579 as of March 31, 2017, from 660 as of March 31, 2016, primarily due to the First Bank and Greenpoint transactions that occurred during the second half of 2016. Other operating expense included a $382 thousand increase in legal fees and a $218 thousand increase in accounting fees. These increases were offset by a $383 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $328 thousand from $711 thousand in the first quarter of 2016. Occupancy, furniture, and equipment expense decreased $288 thousand, or 10.96%, due to branch closures and divestitures that occurred during the prior year.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. Income tax expense increased $126 thousand, or 4.30%, and the effective tax rate increased 50 basis points to 33.00% in the first quarter of 2017 compared to the same quarter of 2016. The increase in the effective tax rate was largely due to an increase in taxable revenues as a percent of operating earnings.

Non-GAAP Financial Measures

In addition to financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures that management believes provide investors with important information useful in understanding our operational performance and comparing our financial measures with other financial institutions. The non-GAAP financial measures presented in this report include net interest income on a FTE basis and normalized net interest income on a FTE basis. While we believe these non-GAAP financial measures enhance understanding of our business and performance, they are supplemental and not a substitute for, or more important than, financial measures prepared on a GAAP basis. Our non-GAAP financial measures may not be comparable to those reported by other financial institutions. The reconciliations of these measures to GAAP measures are presented below.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands)
Net interest income, GAAP	$21,141	$21,111
FTE adjustment(1)	497	531
Net interest income, FTE	21,638	21,642
Less: non-cash accretion income(2)	1,134	1,447
Net interest income, normalized	$20,504	$20,195

Net interest margin, GAAP	4.07%	3.91%
FTE adjustment(1)	0.10%	0.10%
Net interest margin, FTE	4.17%	4.01%
Less: non-cash accretion income(2)	0.22%	0.27%
Net interest margin, normalized	3.95%	3.74%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Includes non-cash purchase accounting accretion income from acquired loan portfolios

Financial Condition

Total assets as of March 31, 2017, increased $44.12 million, or 1.85%, to $2.43 billion from $2.39 billion as of December 31, 2016. Total liabilities as of March 31, 2017, increased $39.77 million, or 1.94%, to $2.09 billion from $2.05 billion as of December 31, 2016.

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

Available-for-sale securities as of March 31, 2017, decreased $6.89 million, or 4.16%, compared to December 31, 2016, primarily due to the maturity of municipal and mortgage-backed Agency securities. The market value of securities available for sale as a percentage of amortized cost was 99.86% as of March 31, 2017, compared to 99.48% as of December 31, 2016. Held-to-maturity securities as of March 31, 2017, decreased $41 thousand, or 0.09%, compared to December 31, 2016. The market value of securities held to maturity as a percentage of amortized cost was 100.22% as of March 31, 2017, compared to 100.28% as of December 31, 2016.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt or equity securities for the three months ended March 31, 2017, or for the same period of the prior year. For additional information, see Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of March 31, 2017, decreased $17.68 million, or 0.96%, compared to December 31, 2016, primarily due to an $11.58 million, or 0.64%, decrease in non-covered loans, which was driven by the non-farm, non-residential segment of the loan portfolio, and a $5.58 million, or 9.79%, decrease in covered loans due to continued runoff in the covered Waccamaw portfolio. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$61,070	3.33%	$56,948	3.07%	$52,529	2.98%
Commercial and industrial	88,370	4.81%	92,204	4.98%	92,397	5.24%
Multi-family residential	143,847	7.84%	134,228	7.24%	111,388	6.32%
Single family non-owner occupied	143,308	7.81%	142,965	7.72%	151,595	8.60%
Non-farm, non-residential	584,064	31.81%	598,674	32.31%	521,471	29.59%
Agricultural	6,133	0.33%	6,003	0.32%	3,650	0.21%
Farmland	29,241	1.59%	31,729	1.71%	27,013	1.53%
Total commercial loans	1,056,033	57.52%	1,062,751	57.35%	960,043	54.47%
Consumer real estate loans
Home equity lines	104,817	5.71%	106,361	5.74%	106,444	6.04%
Single family owner occupied	500,394	27.26%	500,891	27.03%	497,530	28.23%
Owner occupied construction	45,346	2.47%	44,535	2.41%	40,892	2.32%
Total consumer real estate loans	650,557	35.44%	651,787	35.18%	644,866	36.59%
Consumer and other loans
Consumer loans	73,634	4.01%	77,445	4.18%	73,531	4.17%
Other	4,147	0.23%	3,971	0.21%	7,451	0.43%
Total consumer and other loans	77,781	4.24%	81,416	4.39%	80,982	4.60%
Total non-covered loans	1,784,371	97.20%	1,795,954	96.92%	1,685,891	95.66%
Total covered loans	51,412	2.80%	56,994	3.08%	76,538	4.34%
Total loans held for investment, net unearned income	1,835,783	100.00%	1,852,948	100.00%	1,762,429	100.00%
Less: allowance for loan losses	18,458		17,948		20,467
Total loans held for investment, net of unearned income and allowance	$1,817,325		$1,835,000		$1,741,962

The following table presents covered loans, by loan class, as of the dates indicated:

	March 31, 2017		December 31, 2016		March 31, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$4,337	8.43%	$4,570	8.02%	$6,129	8.01%
Commercial and industrial	637	1.24%	895	1.57%	1,020	1.33%
Multi-family residential	4	0.01%	8	0.01%	100	0.13%
Single family non-owner occupied	980	1.91%	962	1.69%	2,258	2.95%
Non-farm, non-residential	6,020	11.71%	7,512	13.18%	12,439	16.25%
Agricultural	25	0.05%	25	0.04%	34	0.04%
Farmland	386	0.75%	397	0.70%	632	0.83%
Total commercial loans	12,389	24.10%	14,369	25.21%	22,612	29.54%
Consumer real estate loans
Home equity lines	32,943	64.08%	35,817	62.84%	45,745	59.77%
Single family owner occupied	6,080	11.82%	6,729	11.81%	7,837	10.24%
Owner occupied construction	-	0.00%	-	0.00%	262	0.34%
Total consumer real estate loans	39,023	75.90%	42,546	74.65%	53,844	70.35%
Consumer and other loans
Consumer loans	-	0.00%	79	0.14%	82	0.11%
Total covered loans	$51,412	100.00%	$56,994	100.00%	$76,538	100.00%

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

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. For additional information, see Note 4, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2017	December 31, 2016	March 31, 2016
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$18,537	$15,854	$16,196
Accruing loans past due 90 days or more	20	-	243
TDRs(1)	-	114	158
Total nonperforming loans	18,557	15,968	16,597
Non-covered OREO	4,477	5,109	5,313
Total non-covered nonperforming assets	$23,034	$21,077	$21,910

Covered nonperforming
Nonaccrual loans	$918	$608	$1,955
Total nonperforming loans	918	608	1,955
Covered OREO	241	276	2,279
Total covered nonperforming assets	$1,159	$884	$4,234

Total nonperforming
Nonaccrual loans	$19,455	$16,462	$18,151
Accruing loans past due 90 days or more	20	-	243
TDRs(1)	-	114	158
Total nonperforming loans	19,475	16,576	18,552
OREO	4,718	5,385	7,592
Total nonperforming assets	$24,193	$21,961	$26,144

Additional Information
Performing TDRs(2)	$8,593	$12,838	$13,474
Total TDRs(3)	8,593	12,952	13,632

Non-covered ratios
Nonperforming loans to total loans	1.04%	0.89%	0.98%
Nonperforming assets to total assets	0.97%	0.90%	0.92%
Non-PCI allowance to nonperforming loans	99.40%	112.32%	123.17%
Non-PCI allowance to total loans	1.03%	1.00%	1.21%

Total ratios
Nonperforming loans to total loans	1.06%	0.89%	1.05%
Nonperforming assets to total assets	1.00%	0.92%	1.06%
Allowance for loan losses to nonperforming loans	94.78%	108.28%	110.32%
Allowance for loan losses to total loans	1.01%	0.97%	1.16%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $24 thousand, $224 thousand, and $825 thousand for the periods ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.40 million, $1.06 million, and $377 thousand for the periods ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $1.43 million, $1.28 million, and $1.20 million for the periods ended March 31, 2017, December 31, 2016, and March 31, 2016, respectively.

Non-covered nonperforming assets as of March 31, 2017, increased $1.96 million, or 9.29%, from December 31, 2016, due to an increase in non-covered nonaccrual loans. Non-covered nonaccrual loans as of March 31, 2017, increased $2.68 million, or 16.92%, from December 31, 2016. As of March 31, 2017, non-covered nonaccrual loans were largely attributed to single family owner occupied (57.67%) and non-farm, non-residential (18.71%) loans. As of March 31, 2017, approximately $505 thousand, or 2.73%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $25.09 million as of March 31, 2017, a slight increase of $79 thousand, or 0.32%, compared to $25.02 million as of December 31, 2016. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.41% as of March 31, 2017, which includes past due loans (0.37%) and nonaccrual loans (1.04%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2017, decreased $4.36 million, or 33.66%, to $8.59 million from December 31, 2016. There were no nonperforming accruing TDRs as of March 31, 2017, compared to $114 thousand as of December 31, 2016. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 0.88% as of December 31, 2016. Specific reserves on TDRs totaled $707 thousand as of March 31, 2017, compared to $670 thousand as of December 31, 2016.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $632 thousand, or 12.37%, as of March 31, 2017, compared to December 31, 2016. Non-covered OREO consisted of 28 properties with an average holding period of 11 months as of March 31, 2017. The net loss on the sale of OREO totaled $241 thousand for the three months ended March 31, 2017, compared to $711 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$5,109	$276	$5,385	$4,873	$4,034	$8,907
Additions	358	14	372	1,995	-	1,995
Disposals	(861)	(56)	(917)	(1,146)	(1,571)	(2,717)
Valuation adjustments	(129)	7	(122)	(409)	(184)	(593)
Ending balance	$4,477	$241	$4,718	$5,313	$2,279	$7,592

 Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2016, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of March 31, 2017; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of March 31, 2017, increased $510 thousand, or 2.84%, from December 31, 2016. The increase was largely attributed to a $451 thousand increase in specific reserves on impaired loans. The non-PCI allowance as a percent of non-covered loans totaled 1.03% as of March 31, 2017, compared to 1.00% as of December 31, 2016. PCI loans were aggregated into five loan pools as of March 31, 2017, and December 31, 2016: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis performed for the PCI loan pools as of March 31, 2017, and December 31, 2016, identified one pool as impaired with a cumulative impairment of $12 thousand. We recorded a net recovery of $18 thousand for the three months ended March 31, 2017, compared to a net charge-off of $962 thousand in the same period of the prior year, largely due to an overall reduction in charge-offs for commercial and consumer real estate loans.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Three Months Ended March 31,
	2017			2016
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$17,936	$12	$17,948	$20,179	$54	$20,233
Provision for (recovery of) loan losses	492	-	492	1,226	(30)	1,196
Benefit attributable to the FDIC indemnification asset	-	-	-	-	(9)	(9)
Provision for (recovery of) loan losses charged to operations	492	-	492	1,226	(39)	1,187
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-	9	9
Charge-offs	(357)	-	(357)	(1,228)	-	(1,228)
Recoveries	375	-	375	266	-	266
Net recoveries (charge-offs)	18	-	18	(962)	-	(962)
Ending balance	$18,446	$12	$18,458	$20,443	$24	$20,467

Deposits

Total deposits as of March 31, 2017, increased $65.26 million, or 3.54%, compared to December 31, 2016. Noninterest-bearing deposits increased $39.97 million; interest-bearing deposits increased $14.57 million; savings deposits, which include money market accounts and savings accounts, increased $5.90 million; and time deposits, which include certificates of deposit and individual retirement accounts, increased $4.82 million as of March 31, 2017, compared to December 31, 2016.

Borrowings

Total borrowings as of March 31, 2017, decreased $22.82 million, or 12.77%, compared to December 31, 2016. Short-term borrowings consisted of retail repurchase agreements, which decreased $7.35 million, or 10.07%, while the weighted average rate remained constant at 0.07%, as of March 31, 2017, and December 31, 2016.

Long-term borrowings consisted of wholesale repurchase agreements; FHLB borrowings, including convertible and callable advances; and other obligations as of March 31, 2017. Wholesale repurchase agreements totaled $25.00 million with a weighted average rate of 3.18% as of March 31, 2017, and December 31, 2016. Long-term FHLB borrowings totaled $65.00 million with a weighted average rate of 4.04% as of March 31, 2017, and December 31, 2016. The Company redeemed all of its trust preferred securities on January 9, 2017, resulting in a decrease of $15.46 million in subordinate debt.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2017, the Company’s cash reserves and investment securities totaled $8.79 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of March 31, 2017. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2017, unencumbered cash totaled $152.85 million, unused borrowing capacity from the FHLB of $555.78 million, available credit from the FRB Discount Window of $9.09 million, available lines from correspondent banks of $90.00 million, and unpledged available-for-sale securities of $24.89 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Three Months Ended March 31,
	2017	2016
(Amounts in thousands)
Net cash provided by operating activities	$10,688	$11,184
Net cash provided by (used in) investing activities	26,280	(27,462)
Net cash provided by financing activities	39,576	4,078
Net increase (decrease) in cash and cash equivalents	76,544	(12,200)
Cash and cash equivalents at beginning of period	76,307	51,787
Cash and cash equivalents at end of period	$152,851	$39,587

Cash and cash equivalents increased $76.54 million for the three months ended March 31, 2017, compared to a decrease of $12.20 million for the same period of the prior year primarily due to investing and financing activities. Net cash provided by investing activities increased $53.74 million for the three months ended March 31, 2017, compared to the same period of the prior year, which was largely the result of a decrease in loan originations. Net cash provided by financing activities increased $35.50 million for the three months ended March 31, 2017, compared to the same period of the prior year primarily due to increases in deposit accounts. Net cash provided by operating activities decreased $496 thousand for the three months ended March 31, 2017, compared to the same period of the prior year.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2017, increased $4.35 million, or 1.28%, to $343.40 million from $339.06 million as of December 31, 2016. The change in stockholders’ equity was largely due to net income of $6.20 million and other comprehensive income (“OCI”) of $530 thousand offset by dividends declared on our common stock of $2.72 million. OCI was primarily due to an increase in net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. We repurchased 6,800 shares of our common stock totaling $164 thousand in the first quarter of 2017. Our book value per common share increased $0.23, or 1.15%, to $20.18 as of March 31, 2017, from $19.95 as of December 31, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2016 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2017	December 31, 2016
The Company
Common equity Tier 1 ratio	14.39%	13.88%
Tier 1 risk-based capital ratio	14.39%	14.74%
Total risk-based capital ratio	15.49%	15.79%
Tier 1 leverage ratio	10.74%	11.07%

The Bank
Common equity Tier 1 ratio	13.36%	12.93%
Tier 1 risk-based capital ratio	13.36%	12.93%
Total risk-based capital ratio	14.47%	13.98%
Tier 1 leverage ratio	9.97%	9.71%

Our capital ratios as of March 31, 2017, increased from December 31, 2016, primarily due to a decrease in risk-weighted assets. As of March 31, 2017, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of March 31, 2017.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2017	December 31, 2016
(Amounts in thousands)
Commitments to extend credit	$251,034	$261,801
Financial letters of credit	550	4,756
Performance letters of credit(1)	79,627	79,144
Total off-balance sheet risk	$331,211	$345,701

Reserve for unfunded commitments	$326	$326

(1) Includes FHLB letters of credit

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

On March 15, 2017, the Federal Open Market Committee raised the benchmark federal funds rate 25 basis points to a range of 75 to 100 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	March 31, 2017		December 31, 2016
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$2,899	3.5%	$526	0.6%
200	2,088	2.5%	438	0.5%
100	1,097	1.3%	183	0.2%
(100)	(4,363)	-5.2%	(2,616)	-3.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of March 31, 2017, exposure to interest rate risk is within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of March 31, 2017, we maintained interest rate swap agreements with notional amounts totaling $4.76 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair value of the swap agreements, which are accounted for as fair value hedges and recorded as derivative liabilities, totaled $142 thousand as of March 31, 2017, and $167 thousand as of December 31, 2016. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our company. Individuals should carefully consider our risk factors and information included, or incorporated by reference, in this report before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, our risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our 2016 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 6,800 shares of our common stock during the first quarter of 2017 compared to 487,739 shares during the same quarter of the prior year.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

January 1-31, 2017	-	$-	-	612,837
February 1-28, 2017	-	-	-	612,837
March 1-31, 2017	6,800	24.07	6,800	631,406
Total	6,800	$24.07	6,800

(1)

Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,368,594 shares in treasury as of March 31, 2017.

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
4.3

Declaration of Trust of FCBI Capital Trust dated September 25, 2003, as amended and restated, incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003

4.4

Preferred Securities Guarantee Agreement dated September 25, 2003, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003

10.1**

First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000, and Amendment One, incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on May 7, 2004

10.2**

First Community Bancshares, Inc. 1999 Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002

10.3**

First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002

10.4**

Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008, and Waiver Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010

10.5**

First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009; Amendment #1, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010; Amendment #2, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013; Amendment #3, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 27, 2016; and Amendment #4, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.6**

First Community Bancshares, Inc. Split Dollar Plan and Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000

10.7**

First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.8**

First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.9**

First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan, incorporated by reference to Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004, and Stock Award Agreement, incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004

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

11	Statement Regarding Computation of Earnings per Share, incorporated by reference to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017, (Unaudited) and December 31, 2016; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2017 and 2016 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2017.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2017, (Unaudited) and December 31, 2016; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2017 and 2016 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2017 and 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).