Form 10-Q
period 2017-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2017-08-04
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☑ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☐ Yes ☑ No

As of July 28, 2017, there were 17,017,583 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$38,096	$36,645
Federal funds sold	67,758	38,717
Interest-bearing deposits in banks	945	945
Total cash and cash equivalents	106,799	76,307
Securities available for sale	157,854	165,579
Securities held to maturity	25,216	47,133
Loans held for investment, net of unearned income
Non-covered	1,796,263	1,795,954
Covered	45,845	56,994
Less: allowance for loan losses	(18,886)	(17,948)
Loans held for investment, net	1,823,222	1,835,000
FDIC indemnification asset	8,159	12,173
Premises and equipment, net	49,598	50,085
Other real estate owned, non-covered	3,914	5,109
Other real estate owned, covered	124	276
Interest receivable	5,072	5,553
Goodwill	95,779	95,779
Other intangible assets	6,683	7,207
Other assets	84,183	86,197
Total assets	$2,366,603	$2,386,398

Liabilities
Deposits
Noninterest-bearing	$443,800	$427,705
Interest-bearing	1,413,574	1,413,633
Total deposits	1,857,374	1,841,338
Securities sold under agreements to repurchase	86,011	98,005
FHLB borrowings	50,000	65,000
Other borrowings	-	15,708
Interest, taxes, and other liabilities	24,443	27,290
Total liabilities	2,017,828	2,047,341

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at June 30, 2017, and December 31, 2016; 4,364,708 and 4,387,571 shares in treasury at June 30, 2017, and December 31, 2016, respectively	21,382	21,382
Additional paid-in capital	228,326	228,142
Retained earnings	177,556	170,377
Treasury stock, at cost	(78,488)	(78,833)
Accumulated other comprehensive loss	(1)	(2,011)
Total stockholders' equity	348,775	339,057
Total liabilities and stockholders' equity	$2,366,603	$2,386,398

(1) Derived from audited financial statements

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$22,914	$22,237	$44,741	$43,810
Interest on securities -- taxable	407	972	816	1,991
Interest on securities -- tax-exempt	763	919	1,560	1,857
Interest on deposits in banks	221	9	380	29
Total interest income	24,305	24,137	47,497	47,687
Interest expense
Interest on deposits	1,233	1,087	2,399	2,201
Interest on short-term borrowings	211	549	421	1,065
Interest on long-term debt	567	810	1,242	1,619
Total interest expense	2,011	2,446	4,062	4,885
Net interest income	22,294	21,691	43,435	42,802
Provision for loan losses	934	722	1,426	1,909
Net interest income after provision for loan losses	21,360	20,969	42,009	40,893
Noninterest income
Wealth management	791	810	1,581	1,494
Service charges on deposits	3,360	3,361	6,473	6,652
Other service charges and fees	2,168	2,054	4,246	4,064
Insurance commissions	325	1,600	698	3,791
Impairment losses on securities	-	(11)	-	(11)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	(11)	-	(11)
Net loss on sale of securities	(657)	(79)	(657)	(78)
Net FDIC indemnification asset amortization	(1,586)	(1,328)	(2,918)	(2,487)
Other operating income	1,074	623	1,743	1,508
Total noninterest income	5,475	7,030	11,166	14,933
Noninterest expense
Salaries and employee benefits	9,157	10,198	18,041	20,673
Occupancy expense	1,341	1,359	2,589	2,890
Furniture and equipment expense	1,087	1,109	2,178	2,205
Amortization of intangibles	263	277	524	555
FDIC premiums and assessments	227	372	471	746
Merger, acquisition, and divestiture expense	-	410	-	449
Other operating expense	5,383	4,997	10,738	10,018
Total noninterest expense	17,458	18,722	34,541	37,536
Income before income taxes	9,377	9,277	18,634	18,290
Income tax expense	2,959	3,022	6,014	5,951
Net income	6,418	6,255	12,620	12,339
Dividends on preferred stock	-	-	-	-
Net income available to common shareholders	$6,418	$6,255	$12,620	$12,339

Earnings per common share
Basic	$0.38	$0.36	$0.74	$0.70
Diluted	0.38	0.36	0.74	0.70
Cash dividends per common share	0.16	0.14	0.32	0.28
Weighted average shares outstanding
Basic	17,012,189	17,414,320	17,005,196	17,636,783
Diluted	17,082,832	17,462,845	17,075,961	17,675,128

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Net income	$6,418	$6,255	$12,620	$12,339
Other comprehensive income, before tax
Available-for-sale securities:
Change in net unrealized gains on securities without other-than-temporary impairment	1,645	4,119	2,296	3,397
Reclassification adjustment for net lossess recognized in net income	657	79	657	78
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	-	11	-	11
Net unrealized gains on available-for-sale securities	2,302	4,209	2,953	3,486
Employee benefit plans:
Net actuarial gain (loss)	1	71	134	(54)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	65	65	129	136
Net unrealized gains on employee benefit plans	66	136	263	82
Other comprehensive income, before tax	2,368	4,345	3,216	3,568
Income tax expense	888	1,629	1,206	1,338
Other comprehensive income, net of tax	1,480	2,716	2,010	2,230
Total comprehensive income	$7,898	$8,971	$14,630	$14,569

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2016	$-	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	-	-	-	12,339	-	-	12,339
Other comprehensive loss	-	-	-	-	-	2,230	2,230
Common dividends declared -- $0.28 per share	-	-	-	(4,956)	-	-	(4,956)
Equity-based compensation expense	-	-	75	-	-	-	75
Common stock options exercised -- 11,572 shares	-	-	(23)	-	202	-	179
Restricted stock awards -- 15,020 shares	-	-	24	-	260	-	284
Issuance of treasury stock to 401(k) plan -- 12,140 shares	-	-	23	-	212	-	235
Purchase of treasury shares -- 981,551 shares at $19.52 per share	-	-	-	-	(19,191)	-	(19,191)
Balance June 30, 2016	$-	$21,382	$227,791	$163,030	$(74,974)	$(3,017)	$334,212

Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	12,620	-	-	12,620
Other comprehensive income	-	-	-	-	-	2,010	2,010
Common dividends declared -- $0.32 per share	-	-	-	(5,441)	-	-	(5,441)
Equity-based compensation expense	-	-	169	-	-	-	169
Common stock options exercised -- 3,566 shares	-	-	(17)	-	64	-	47
Restricted stock awards -- 21,030 shares	-	-	(45)	-	378	-	333
Issuance of treasury stock to 401(k) plan -- 8,869 shares	-	-	77	-	159	-	236
Purchase of treasury shares -- 10,602 shares at $24.16 per share	-	-	-	-	(256)	-	(256)
Balance June 30, 2017	$-	$21,382	$228,326	$177,556	$(78,488)	$(1)	$348,775

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2017	2016
Operating activities
Net income	$12,620	$12,339
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,426	1,909
Depreciation and amortization of property, plant, and equipment	1,775	1,841
(Accretion) amortization of premiums on investments, net	(8)	1,763
Amortization of FDIC indemnification asset, net	2,918	2,487
Amortization of intangible assets	524	555
Accretion on acquired loans	(2,880)	(2,909)
Equity-based compensation expense	169	75
Restricted stock awards	333	284
Issuance of treasury stock to 401(k) plan	236	235
Loss on sale of property, plant, and equipment, net	14	340
Loss on sale of other real estate	386	1,278
Loss on sale of securities	657	78
Net impairment losses recognized in earnings	-	11
Decrease (increase) in accrued interest receivable	481	(108)
(Increase) decrease in other operating activities	(1,634)	2,296
Net cash provided by operating activities	17,017	22,474
Investing activities
Proceeds from sale of securities available for sale	12,273	26,479
Proceeds from maturities, prepayments, and calls of securities available for sale	14,823	19,838
Proceeds from maturities and calls of securities held to maturity	21,840	190
Payments to acquire securities available for sale	(16,990)	(1,174)
Proceeds from (originations of) loans, net	12,457	(95,656)
Proceeds from (payments for) FHLB stock, net	694	(4,842)
Proceeds from the FDIC	368	2,573
(Payments to acquire) proceeds from sale of property, plant, and equipment, net	(1,410)	160
Proceeds from sale of other real estate	1,736	3,506
Net cash provided by (used in) investing activities	45,791	(48,926)
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	16,095	(508)
Decrease in interest-bearing deposits, net	(59)	(48,336)
Increase in federal funds purchased	-	42,000
Repayments of securities sold under agreements to repurchase, net	(11,994)	(25,222)
(Repayments of) proceeds from FHLB and other borrowings, net	(30,708)	75,000
Proceeds from stock options exercised	47	179
Payments for repurchase of treasury stock	(256)	(19,191)
Payments of common dividends	(5,441)	(4,956)
Net cash (used in) provided by financing activities	(32,316)	18,966
Net increase (decrease) in cash and cash equivalents	30,492	(7,486)
Cash and cash equivalents at beginning of period	76,307	51,787
Cash and cash equivalents at end of period	$106,799	$44,301

Supplemental disclosure -- cash flow information
Cash paid for interest	$4,284	$4,926
Cash paid for income taxes	9,812	1,300

Supplemental transactions -- noncash items
Transfer of loans to other real estate	775	2,123
Loans originated to finance other real estate	-	42

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

The condensed consolidated balance sheet as of December 31, 2016, has been derived from the audited consolidated financial statements. These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 (the “2016 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2017.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation -- Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This ASU simplifies several aspects of the accounting for share-based payment award transactions including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The guidance eliminates additional paid-in capital pools for equity-based awards and requires that the related income tax effects of awards be recognized in the income statement. The guidance also allows an employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting and to make a policy election to account for forfeitures as they occur. The Company adopted ASU 2016-09 in the first quarter of 2017 on a prospective basis and elected to account for forfeitures of share-based awards as they occur. Excess tax benefits on share-based awards in the statements of cash flows in prior periods have not been adjusted. The adoption of the standard did not have a material effect on the Company’s financial statements.

Standards Not Yet Adopted

In May 2017, the FASB issued ASU 2017-09, “Compensation -- Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company expects to adopt ASU 2017-09 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 for the Company until fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. Additional revenue related standards to be adopted concurrently with ASU 2014-09 include ASU 2017-10, 2017-05, ASU 2016-20, ASU 2016-12, ASU 2016-10, and ASU 2016-08. The Company expects to adopt ASU 2014-09, and related updates, in the first quarter of 2018 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company is evaluating the impact of the standard on other income, which includes fees for services, commissions on sales, and various deposit service charges. The Company does not expect the guidance to have a material effect on its financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$16,993	$-	$(13)	$16,980
U.S. Agency securities	1,283	17	-	1,300
Municipal securities	104,089	2,918	(98)	106,909
Single issue trust preferred securities	9,360	-	(417)	8,943
Mortgage-backed Agency securities	23,990	77	(418)	23,649
Equity securities	55	18	-	73
Total securities available for sale	$155,770	$3,030	$(946)	$157,854

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,342	$3	$-	$1,345
Municipal securities	111,659	2,258	(586)	113,331
Single issue trust preferred securities	22,104	-	(2,165)	19,939
Mortgage-backed Agency securities	31,290	66	(465)	30,891
Equity securities	55	18	-	73
Total securities available for sale	$166,450	$2,345	$(3,216)	$165,579

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,961	$54	$-	$18,015
Corporate securities	7,255	18	-	7,273
Total securities held to maturity	$25,216	$72	$-	$25,288

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$36,741	$124	$-	$36,865
Corporate securities	10,392	11	(2)	10,401
Total securities held to maturity	$47,133	$135	$(2)	$47,266

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2017
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$17,643	$17,632
Due after one year but within five years	4,725	4,818
Due after five years but within ten years	97,909	100,054
Due after ten years	11,448	11,628
	131,725	134,132
Mortgage-backed securities	23,990	23,649
Equity securities	55	73
Total securities available for sale	$155,770	$157,854

Held-to-maturity securities
Due within one year	$-	$-
Due after one year but within five years	25,216	25,288
Due after five years but within ten years	-	-
Due after ten years	-	-
Total securities held to maturity	$25,216	$25,288

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$16,980	$(13)	$-	$-	$16,980	$(13)
Municipal securities	10,101	(64)	740	(34)	10,841	(98)
Single issue trust preferred securities	-	-	8,943	(417)	8,943	(417)
Mortgage-backed Agency securities	9,489	(136)	7,542	(282)	17,031	(418)
Total	$36,570	$(213)	$17,225	$(733)	$53,795	$(946)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$24,252	$(527)	$715	$(59)	$24,967	$(586)
Single issue trust preferred securities	-	-	19,939	(2,165)	19,939	(2,165)
Mortgage-backed Agency securities	12,834	(166)	11,851	(299)	24,685	(465)
Total	$37,086	$(693)	$32,505	$(2,523)	$69,591	$(3,216)

There were no unrealized losses for held-to-maturity securities as of June 30, 2017. The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the date indicated:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Corporate securities	$3,533	$(2)	$-	$-	$3,533	$(2)
Total	$3,533	$(2)	$-	$-	$3,533	$(2)

There were 45 individual securities in an unrealized loss position as of June 30, 2017, and their combined depreciation in value represented 0.52% of the investment securities portfolio. There were 82 individual securities in an unrealized loss position as of December 31, 2016, and their combined depreciation in value represented 1.51% of the investment securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for both debt and equity securities is a decline in fair value below book value and the severity and duration of the decline. For debt securities, the credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three and six months ended June 30, 2017 and 2016, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors. For equity securities, the OTTI is recognized as a charge to noninterest income. During the three and six months ended June 30, 2017, the Company incurred no OTTI charges related to equity securities. During the three and six months ended June 30, 2016, the Company incurred OTTI charges related to certain equity holdings of $11 thousand.

The carrying amount of securities pledged for various purposes totaled $132.60 million as of June 30, 2017, and $139.75 million as of December 31, 2016.

The following table presents gross realized gains and losses from the sale of available-for-sale securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Gross realized gains	$-	$9	$-	$141
Gross realized losses	(657)	(88)	(657)	(219)
Net loss on sale of securities	$(657)	$(79)	$(657)	$(78)

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.43 million as of June 30, 2017, and $1.41 million as of December 31, 2016. Deferred loan fees totaled $4.46 million for the three months ended June 30, 2017, and $3.94 million for the same period of the prior year. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income with non-covered loans and by loan class, as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$58,869	3.20%	$56,948	3.07%
Commercial and industrial	89,455	4.86%	92,204	4.98%
Multi-family residential	141,228	7.67%	134,228	7.24%
Single family non-owner occupied	142,150	7.72%	142,965	7.72%
Non-farm, non-residential	603,272	32.75%	598,674	32.31%
Agricultural	6,086	0.33%	6,003	0.32%
Farmland	28,600	1.55%	31,729	1.71%
Total commercial loans	1,069,660	58.08%	1,062,751	57.35%
Consumer real estate loans
Home equity lines	102,460	5.56%	106,361	5.74%
Single family owner occupied	500,582	27.17%	500,891	27.03%
Owner occupied construction	46,874	2.54%	44,535	2.41%
Total consumer real estate loans	649,916	35.27%	651,787	35.18%
Consumer and other loans
Consumer loans	72,391	3.93%	77,445	4.18%
Other	4,296	0.23%	3,971	0.21%
Total consumer and other loans	76,687	4.16%	81,416	4.39%
Total non-covered loans	1,796,263	97.51%	1,795,954	96.92%
Total covered loans	45,845	2.49%	56,994	3.08%
Total loans held for investment, net of unearned income	$1,842,108	100.00%	$1,852,948	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	June 30, 2017	December 31, 2016
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$3,560	$4,570
Commercial and industrial	603	895
Multi-family residential	-	8
Single family non-owner occupied	1,020	962
Non-farm, non-residential	3,768	7,512
Agricultural	24	25
Farmland	376	397
Total commercial loans	9,351	14,369
Consumer real estate loans
Home equity lines	30,818	35,817
Single family owner occupied	5,676	6,729
Total consumer real estate loans	36,494	42,546
Consumer and other loans
Consumer loans	-	79
Total covered loans	$45,845	$56,994

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,063	$8,475	$5,576	$9,397
Waccamaw	17,342	38,163	21,758	45,030
Other acquired	1,041	1,067	1,095	1,121
Total PCI Loans	$23,446	$47,705	$28,429	$55,548

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2016	$3,589	$26,109	$29,698
Accretion	(719)	(3,186)	(3,905)
Reclassifications from nonaccretable difference(1)	(194)	147	(47)
Other changes, net	1,772	182	1,954
Balance June 30, 2016	$4,448	$23,252	$27,700

Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(606)	(3,325)	(3,931)
Reclassifications from nonaccretable difference(1)	681	1,621	2,302
Other changes, net	(41)	(624)	(665)
Balance June 30, 2017	$4,426	$19,506	$23,932

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

	June 30, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$55,503	$791	$2,575	$-	$-	$58,869
Commercial and industrial	84,033	1,496	3,926	-	-	89,455
Multi-family residential	134,364	5,929	935	-	-	141,228
Single family non-owner occupied	130,245	6,832	5,073	-	-	142,150
Non-farm, non-residential	584,473	10,271	8,326	202	-	603,272
Agricultural	5,708	250	128	-	-	6,086
Farmland	25,542	642	2,416	-	-	28,600
Consumer real estate loans
Home equity lines	100,238	781	1,441	-	-	102,460
Single family owner occupied	473,303	4,109	23,170	-	-	500,582
Owner occupied construction	46,240	-	234	400	-	46,874
Consumer and other loans
Consumer loans	72,192	25	172	2	-	72,391
Other	4,296	-	-	-	-	4,296
Total non-covered loans	1,716,137	31,126	48,396	604	-	1,796,263
Covered loans
Commercial loans
Construction, development, and other land	2,418	248	894	-	-	3,560
Commercial and industrial	592	-	11	-	-	603
Single family non-owner occupied	917	-	103	-	-	1,020
Non-farm, non-residential	2,819	490	459	-	-	3,768
Agricultural	24	-	-	-	-	24
Farmland	118	-	258	-	-	376
Consumer real estate loans
Home equity lines	13,265	16,760	793	-	-	30,818
Single family owner occupied	3,730	878	1,068	-	-	5,676
Total covered loans	23,883	18,376	3,586	-	-	45,845
Total loans	$1,740,020	$49,502	$51,982	$604	$-	$1,842,108

	December 31, 2016
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$55,188	$980	$780	$-	$-	$56,948
Commercial and industrial	87,581	3,483	1,137	-	3	92,204
Multi-family residential	126,468	6,992	768	-	-	134,228
Single family non-owner occupied	131,934	5,466	5,565	-	-	142,965
Non-farm, non-residential	579,134	10,236	9,102	202	-	598,674
Agricultural	5,839	164	-	-	-	6,003
Farmland	28,887	1,223	1,619	-	-	31,729
Consumer real estate loans
Home equity lines	104,033	871	1,457	-	-	106,361
Single family owner occupied	475,402	4,636	20,381	472	-	500,891
Owner occupied construction	43,833	-	702	-	-	44,535
Consumer and other loans
Consumer loans	77,218	11	216	-	-	77,445
Other	3,971	-	-	-	-	3,971
Total non-covered loans	1,719,488	34,062	41,727	674	3	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	2,768	803	999	-	-	4,570
Commercial and industrial	882	-	13	-	-	895
Multi-family residential	-	-	8	-	-	8
Single family non-owner occupied	796	63	103	-	-	962
Non-farm, non-residential	6,423	537	552	-	-	7,512
Agricultural	25	-	-	-	-	25
Farmland	132	-	265	-	-	397
Consumer real estate loans
Home equity lines	14,283	20,763	771	-	-	35,817
Single family owner occupied	4,601	928	1,200	-	-	6,729
Consumer and other loans
Consumer loans	79	-	-	-	-	79
Total covered loans	29,989	23,094	3,911	-	-	56,994
Total loans	$1,749,477	$57,156	$45,638	$674	$3	$1,852,948

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	June 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$9	$9	$-	$33	$35	$-
Commercial and industrial	316	335	-	346	383	-
Multi-family residential	543	639	-	294	369	-
Single family non-owner occupied	3,280	3,475	-	3,084	3,334	-
Non-farm, non-residential	3,308	4,047	-	3,829	4,534	-
Agricultural	128	128	-	-	-	-
Farmland	1,000	1,042	-	1,161	1,188	-
Consumer real estate loans
Home equity lines	1,039	1,113	-	913	968	-
Single family owner occupied	15,970	17,130	-	11,779	12,630	-
Owner occupied construction	234	234	-	573	589	-
Consumer and other loans
Consumer loans	42	44	-	62	103	-
Total impaired loans with no allowance	25,869	28,196	-	22,074	24,133	-

Impaired loans with a related allowance
Commercial loans
Construction, development, and other land	-	-	-	-	-	-
Commercial and industrial	2,324	2,324	185	-	-	-
Single family non-owner occupied	344	344	61	351	351	31
Non-farm, non-residential	865	874	124	-	-	-
Farmland	410	418	50	430	430	18
Consumer real estate loans
Home equity lines	-	-	-	-	-	-
Single family owner occupied	3,855	3,858	667	4,118	4,174	770
Total impaired loans with an allowance	7,798	7,818	1,087	4,899	4,955	819
Total impaired loans(1)	$33,667	$36,014	$1,087	$26,973	$29,088	$819

____________________________________

(1)

Includes loans totaling $17.09 million as of June 30, 2017, and $16.89 million as of December 31, 2016, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$-	$10	$-	$571	$-	$11	$-	$370
Commercial and industrial	1	321	4	1,039	3	325	4	593
Multi-family residential	3	557	-	299	3	457	-	184
Single family non-owner occupied	34	3,308	-	3,588	77	3,317	16	2,803
Non-farm, non-residential	21	3,330	171	9,893	25	3,027	242	10,814
Agricultural	-	128	-	-	-	127	-	-
Farmland	-	1,003	4	208	-	1,005	4	176
Consumer real estate loans
Home equity lines	5	1,052	8	1,450	20	1,047	15	1,398
Single family owner occupied	93	15,943	109	13,063	180	14,074	163	12,067
Owner occupied construction	2	234	2	583	5	233	5	412
Consumer and other loans
Consumer loans	2	43	-	38	2	46	-	36
Total impaired loans with no related allowance	161	25,929	298	30,732	315	23,669	449	28,853

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	214	-	-
Commercial and industrial	38	2,352	-	-	53	1,332	-	-
Single family non-owner occupied	5	344	6	677	13	344	13	517
Non-farm, non-residential	5	867	82	5,307	15	1,011	170	5,333
Farmland	-	411	-	-	-	205	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	209	-	-
Single family owner occupied	33	3,393	29	4,550	68	4,883	67	4,755
Owner occupied construction	-	-	-	-	-	-	-	173
Total impaired loans with a related allowance	81	7,367	117	10,534	149	8,198	250	10,778
Total impaired loans	$242	$33,296	$415	$41,266	$464	$31,867	$699	$39,631

The following tables provide information on impaired PCI loan pools as of and for the dates indicated:

	June 30, 2017	December 31, 2016
(Amounts in thousands, except impaired loan pools)
Unpaid principal balance	$1,048	$1,086
Recorded investment	1,042	1,085
Allowance for loan losses related to PCI loan pools	4	12

Impaired PCI loan pools	1	1

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Interest income recognized	$10	$35	$20	$118
Average recorded investment	1,053	2,666	1,064	2,728

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2017			December 31, 2016
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$131	$17	$148	$72	$32	$104
Commercial and industrial	204	-	204	332	13	345
Multi-family residential	543	11	554	294	-	294
Single family non-owner occupied	1,350	21	1,371	1,242	24	1,266
Non-farm, non-residential	3,726	27	3,753	3,295	30	3,325
Agricultural	128	-	128	-	-	-
Farmland	1,410	-	1,410	1,591	-	1,591
Consumer real estate loans
Home equity lines	838	280	1,118	705	400	1,105
Single family owner occupied	11,780	90	11,870	7,924	109	8,033
Owner occupied construction	-	-	-	336	-	336
Consumer and other loans
Consumer loans	36	-	36	63	-	63
Total nonaccrual loans	$20,146	$446	$20,592	$15,854	$608	$16,462

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. There were no non-covered accruing loans contractually past due 90 days or more as of June 30, 2017, or December 31, 2016.

	June 30, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$-	$-	$111	$58,758	$58,869
Commercial and industrial	215	107	146	468	88,987	89,455
Multi-family residential	200	-	69	269	140,959	141,228
Single family non-owner occupied	1,321	25	743	2,089	140,061	142,150
Non-farm, non-residential	484	179	2,070	2,733	600,539	603,272
Agricultural	-	-	128	128	5,958	6,086
Farmland	142	-	343	485	28,115	28,600
Consumer real estate loans
Home equity lines	128	115	300	543	101,917	102,460
Single family owner occupied	2,582	1,956	5,511	10,049	490,533	500,582
Owner occupied construction	282	-	-	282	46,592	46,874
Consumer and other loans
Consumer loans	367	65	3	435	71,956	72,391
Other	-	-	-	-	4,296	4,296
Total non-covered loans	5,832	2,447	9,313	17,592	1,778,671	1,796,263
Covered loans
Commercial loans
Construction, development, and other land	-	-	17	17	3,543	3,560
Commercial and industrial	-	-	-	-	603	603
Single family non-owner occupied	-	-	-	-	1,020	1,020
Non-farm, non-residential	-	-	-	-	3,768	3,768
Agricultural	-	-	-	-	24	24
Farmland	-	-	-	-	376	376
Consumer real estate loans
Home equity lines	283	124	35	442	30,376	30,818
Single family owner occupied	-	3	68	71	5,605	5,676
Total covered loans	283	127	120	530	45,315	45,845
Total loans	$6,115	$2,574	$9,433	$18,122	$1,823,986	$1,842,108

	December 31, 2016
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$33	$5	$17	$55	$56,893	$56,948
Commercial and industrial	174	30	149	353	91,851	92,204
Multi-family residential	163	-	281	444	133,784	134,228
Single family non-owner occupied	1,302	159	835	2,296	140,669	142,965
Non-farm, non-residential	1,235	332	2,169	3,736	594,938	598,674
Agricultural	-	5	-	5	5,998	6,003
Farmland	224	343	565	1,132	30,597	31,729
Consumer real estate loans
Home equity lines	78	136	658	872	105,489	106,361
Single family owner occupied	4,777	2,408	3,311	10,496	490,395	500,891
Owner occupied construction	342	336	-	678	43,857	44,535
Consumer and other loans
Consumer loans	371	90	15	476	76,969	77,445
Other	-	-	-	-	3,971	3,971
Total non-covered loans	8,699	3,844	8,000	20,543	1,775,411	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	434	-	32	466	4,104	4,570
Commercial and industrial	-	-	-	-	895	895
Multi-family residential	-	-	-	-	8	8
Single family non-owner occupied	24	-	-	24	938	962
Non-farm, non-residential	32	-	-	32	7,480	7,512
Agricultural	-	-	-	-	25	25
Farmland	-	-	-	-	397	397
Consumer real estate loans
Home equity lines	108	146	62	316	35,501	35,817
Single family owner occupied	58	-	39	97	6,632	6,729
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	-	-	-	-	79	79
Total covered loans	656	146	133	935	56,059	56,994
Total loans	$9,355	$3,990	$8,133	$21,478	$1,831,470	$1,852,948

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain troubled debt restructurings (“TDRs”) are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of June 30, 2017, or December 31, 2016.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	June 30, 2017			December 31, 2016
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$35	$880	$915	$38	$892	$930
Non-farm, non-residential	-	295	295	-	4,160	4,160
Consumer real estate loans
Home equity lines	-	152	152	-	158	158
Single family owner occupied	1,559	7,023	8,582	905	7,503	8,408
Owner occupied construction	-	235	235	341	239	580
Total TDRs	$1,594	$8,585	$10,179	$1,284	$12,952	$14,236

Allowance for loan losses related to TDRs			$770			$670

___________________________________

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Interest income recognized	$1	$75	$85	$153

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended June 30,
	2017			2016
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate
Single family owner occupied	1	$241	$241	-	$-	$-
Below market interest rate and extended payment term
Single family owner occupied	5	949	949	1	115	115
Total	6	$1,190	$1,190	1	$115	$115

	Six Months Ended June 30,
	2017			2016
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate
Single family owner occupied	1	$241	$241	-	$-	$-
Below market interest rate and extended payment term
Single family owner occupied	5	949	949	1	115	115
Total	6	$1,190	$1,190	1	$115	$115

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of June 30, 2017 or 2016.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2017	December 31, 2016
(Amounts in thousands)
Non-covered OREO	$3,914	$5,109
Covered OREO	124	276
Total OREO	$4,038	$5,385

Non-covered OREO secured by residential real estate	$1,518	$1,746
Residential real estate loans in the foreclosure process(1)	5,127	2,539

_________________________________________________________________________________________

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction.

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated:

	Three Months Ended June 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,972	$5,734	$740	$18,446
Provision for loan losses charged to operations	379	240	319	938
Charge-offs	(257)	(321)	(324)	(902)
Recoveries	189	149	58	396
Net charge-offs	(68)	(172)	(266)	(506)
Ending balance	$12,283	$5,802	$793	$18,878

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(4)	-	(4)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(4)	-	(4)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$8	$-	$8

Total allowance
Beginning balance	$11,972	$5,746	$740	$18,458
Provision for loan losses	379	236	319	934
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	379	236	319	934
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(257)	(321)	(324)	(902)
Recoveries	189	149	58	396
Net charge-offs	(68)	(172)	(266)	(506)
Ending balance	$12,283	$5,810	$793	$18,886

	Three Months Ended June 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,270	$6,470	$703	$20,443
Provision for loan losses charged to operations	219	237	268	724
Charge-offs	(191)	(238)	(262)	(691)
Recoveries	391	156	64	611
Net recoveries (charge-offs)	200	(82)	(198)	(80)
Ending balance	$13,689	$6,625	$773	$21,087

PCI allowance
Beginning balance	$-	$24	$-	$24
Recovery of loan losses	-	(12)	-	(12)
Benefit attributable to the FDIC indemnification asset	-	10	-	10
Recovery of loan losses charged to operations	-	(2)	-	(2)
Recovery of loan losses recorded through the FDIC indemnification asset	-	(10)	-	(10)
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$13,270	$6,494	$703	$20,467
Provision for loan losses	219	225	268	712
Benefit attributable to the FDIC indemnification asset	-	10	-	10
Provision for loan losses charged to operations	219	235	268	722
Recovery of loan losses recorded through the FDIC indemnification asset	-	(10)	-	(10)
Charge-offs	(191)	(238)	(262)	(691)
Recoveries	391	156	64	611
Net recoveries (charge-offs)	200	(82)	(198)	(80)
Ending balance	$13,689	$6,637	$773	$21,099

	Six Months Ended June 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	464	486	480	1,430
Charge-offs	(286)	(398)	(575)	(1,259)
Recoveries	415	227	129	771
Net recoveries (charge-offs)	129	(171)	(446)	(488)
Ending balance	$12,283	$5,802	$793	$18,878

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(4)	-	(4)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(4)	-	(4)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$8	$-	$8

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	464	482	480	1,426
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	464	482	480	1,426
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(286)	(398)	(575)	(1,259)
Recoveries	415	227	129	771
Net recoveries (charge-offs)	129	(171)	(446)	(488)
Ending balance	$12,283	$5,810	$793	$18,886

	Six Months Ended June 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
Provision for loan losses charged to operations	526	1,011	413	1,950
Charge-offs	(475)	(928)	(516)	(1,919)
Recoveries	505	186	186	877
Net recoveries (charge-offs)	30	(742)	(330)	(1,042)
Ending balance	$13,689	$6,625	$773	$21,087

PCI allowance
Beginning balance	$-	$54	$-	$54
Recovery of loan losses	-	(42)	-	(42)
Benefit attributable to the FDIC indemnification asset	-	1	-	1
Recovery of loan losses charged to operations	-	(41)	-	(41)
Recovery of loan losses recorded through the FDIC indemnification asset	-	(1)	-	(1)
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
Provision for loan losses	526	969	413	1,908
Benefit attributable to the FDIC indemnification asset	-	1	-	1
Provision for loan losses charged to operations	526	970	413	1,909
Recovery of loan losses recorded through the FDIC indemnification asset	-	(1)	-	(1)
Charge-offs	(475)	(928)	(516)	(1,919)
Recoveries	505	186	186	877
Net recoveries (charge-offs)	30	(742)	(330)	(1,042)
Ending balance	$13,689	$6,637	$773	$21,099

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$61,770	$991
Commercial and industrial	2,324	185	87,734	428
Multi-family residential	264	-	140,964	1,267
Single family non-owner occupied	1,834	61	139,179	2,449
Non-farm, non-residential	2,241	124	601,162	6,549
Agricultural	-	-	6,110	45
Farmland	944	50	28,032	134
Total commercial loans	7,607	420	1,064,951	11,863
Consumer real estate loans
Home equity lines	-	-	117,111	877
Single family owner occupied	8,968	667	496,464	3,884
Owner occupied construction	-	-	46,874	374
Total consumer real estate loans	8,968	667	660,449	5,135
Consumer and other loans
Consumer loans	-	-	72,391	793
Other	-	-	4,296	-
Total consumer and other loans	-	-	76,687	793
Total loans, excluding PCI loans	$16,575	$1,087	$1,802,087	$17,791

	December 31, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$60,281	$889
Commercial and industrial	-	-	93,099	495
Multi-family residential	281	-	133,947	1,157
Single family non-owner occupied	1,910	31	139,711	2,721
Non-farm, non-residential	1,454	-	600,915	6,185
Agricultural	-	-	6,028	43
Farmland	981	18	31,145	151
Total commercial loans	4,626	49	1,065,126	11,641
Consumer real estate loans
Home equity lines	-	-	122,000	895
Single family owner occupied	5,120	770	501,617	3,594
Owner occupied construction	336	-	44,199	228
Total consumer real estate loans	5,456	770	667,816	4,717
Consumer and other loans
Consumer loans	-	-	77,524	759
Other	-	-	3,971	-
Total consumer and other loans	-	-	81,495	759
Total loans, excluding PCI loans	$10,082	$819	$1,814,437	$17,117

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$260	$-
Peoples commercial	4,021	-	4,491	-
Other	1,041	-	1,095	-
Total commercial loans	5,062	-	5,846	-
Consumer real estate loans
Waccamaw serviced home equity lines	16,167	-	20,178	-
Waccamaw residential	1,175	-	1,320	-
Peoples residential	1,042	8	1,085	12
Total consumer real estate loans	18,384	8	22,583	12
Total PCI loans	$23,446	$8	$28,429	$12

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of June 30, 2017.

Note 6. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw in 2012, the Company entered into loss share agreements with the FDIC that covered $45.85 million of loans and $124 thousand of OREO as of June 30, 2017, compared to $56.99 million of loans and $276 thousand of OREO as of December 31, 2016. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage expired June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s condensed consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Beginning balance	$9,931	$18,787	$12,173	$20,844
Increase (decrease) in estimated losses on covered loans	-	(10)	-	(1)
Increase in estimated losses on covered OREO	61	301	67	574
Reimbursable expenses from the FDIC	159	67	61	74
Net amortization	(1,586)	(1,328)	(2,918)	(2,487)
Reimbursements from the FDIC	(406)	(1,386)	(1,224)	(2,573)
Ending balance	$8,159	$16,431	$8,159	$16,431

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2017	December 31, 2016
(Amounts in thousands)
Noninterest-bearing demand deposits	$443,800	$427,705
Interest-bearing deposits:
Interest-bearing demand deposits	382,911	378,339
Money market accounts	178,416	196,997
Savings deposits	340,301	326,263
Certificates of deposit	384,858	382,503
Individual retirement accounts	127,088	129,531
Total interest-bearing deposits	1,413,574	1,413,633
Total deposits	$1,857,374	$1,841,338

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2017		December 31, 2016
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$61,011	0.07%	$73,005	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
Long-term FHLB advances	50,000	4.00%	65,000	4.04%
Other borrowings
Subordinated debt	-	-	15,464	3.65%
Other debt	-		244
Total borrowings	$136,011		$178,713

The following schedule presents the contractual and weighted average maturities of long-term borrowings, by year, as of June 30, 2017:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2017	$-	$-	$-
2018	-	-	-
2019	25,000	-	25,000
2020	-	-	-
2021	-	50,000	50,000
2022 and thereafter	-	-	-
Total long-term borrowings	$25,000	$50,000	$75,000

Weighted average maturity (in years)	1.66	3.52	2.90

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the advances’ lives. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure FHLB advances and letters of credit totaling $1.01 billion as of June 30, 2017. Unused borrowing capacity with the FHLB totaled $509.23 million, net of FHLB letters of credit of $77.42 million, as of June 30, 2017. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or unwind of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of June 30, 2017:

	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
(Amounts in thousands)
Overnight and continuous	$13,173	$2,634	$39,296	$5,255	$60,358
Up to 30 days	-	-	-	-	-
30 - 90 days	-	-	-	9	9
Greater than 90 days	3,400	9,000	-	13,244	25,644
	$16,573	$11,634	$39,296	$18,508	$86,011

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

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2018. There was no outstanding balance on the line as of June 30, 2017, or December 31, 2016.

Note 9. Derivative Instruments and Hedging Activities

As of June 30, 2017, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company’s interest rate swaps include a fourteen-year, $1.20 million notional interest rate swap agreement entered into in March 2015 and a fifteen-year, $4.37 million notional interest rate swap agreement entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of June 30, 2017. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2017			December 31, 2016
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,689	$-	$158	$4,835	$-	$167
Total derivatives	$4,689	$-	$158	$4,835	$-	$167

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2017	2016	2017	2016	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$19	$27	$41	$55	Interest and fees on loans
Total derivative expense	$19	$27	$41	$55

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Service cost	$58	$45	$116	$92
Interest cost	93	95	186	191
Amortization of prior service cost	57	56	114	113
Amortization of losses	8	9	15	23
Net periodic cost	$216	$205	$431	$419

Note 11. Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2017
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(137)	$(1,344)	$(1,481)
Other comprehensive income before reclassifications	1,028	-	1,028
Reclassified from AOCI	411	41	452
Other comprehensive income, net	1,439	41	1,480
Ending balance	$1,302	$(1,303)	$(1)

	Three Months Ended June 30, 2016
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(4,337)	$(1,396)	$(5,733)
Other comprehensive income before reclassifications	2,575	44	2,619
Reclassified from AOCI	56	41	97
Other comprehensive income, net	2,631	85	2,716
Ending balance	$(1,706)	$(1,311)	$(3,017)

	Six Months Ended June 30, 2017
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(544)	$(1,467)	$(2,011)
Other comprehensive income before reclassifications	1,435	83	1,518
Reclassified from AOCI	411	81	492
Other comprehensive income, net	1,846	164	2,010
Ending balance	$1,302	$(1,303)	$(1)

	Six Months Ended June 30, 2016
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plan	Total
(Amounts in thousands)
Beginning balance	$(3,885)	$(1,362)	$(5,247)
Other comprehensive income (loss) before reclassifications	2,123	(34)	2,089
Reclassified from AOCI	56	85	141
Other comprehensive income, net	2,179	51	2,230
Ending balance	$(1,706)	$(1,311)	$(3,017)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2017	2016	2017	2016	Line Item Affected
Available-for-sale securities
Loss recognized	$657	$79	$657	$78	Net gain (loss) on sale of securities
Credit-related OTTI recognized	-	11	-	11	Net impairment losses recognized in earnings
Reclassified out of AOCI, before tax	657	90	657	89	Income before income taxes
Income tax expense	246	34	246	33	Income tax expense
Reclassified out of AOCI, net of tax	411	56	411	56	Net income
Employee benefit plans
Amortization of prior service cost	57	56	114	113	(1)
Amortization of net actuarial benefit cost	8	9	15	23	(1)
Reclassified out of AOCI, before tax	65	65	129	136	Income before income taxes
Income tax expense	24	24	48	51	Income tax expense
Reclassified out of AOCI, net of tax	41	41	81	85	Net income
Total reclassified out of AOCI, net of tax	$452	$97	$492	$141	Net income

_______________________________________

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$16,980	$-	$16,980	$-
U.S. Agency securities	1,300	-	1,300	-
Municipal securities	106,909	-	106,909	-
Single issue trust preferred securities	8,943	-	8,943	-
Mortgage-backed Agency securities	23,649	-	23,649	-
Equity securities	73	55	18	-
Total available-for-sale securities	157,854	55	157,799	-
Fair value loans	4,540	-	4,540	-
Deferred compensation assets	3,199	3,199	-	-
Deferred compensation liabilities	3,199	3,199	-	-
Derivative liabilities	158	-	158	-

	December 31, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$1,345	$-	$1,345	$-
Municipal securities	113,331	-	113,331	-
Single issue trust preferred securities	19,939	-	19,939	-
Mortgage-backed Agency securities	30,891	-	30,891	-
Equity securities	73	55	18	-
Total available-for-sale securities	165,579	55	165,524	-
Fair value loans	4,701	-	4,701	-
Deferred compensation assets	3,224	3,224	-	-
Deferred compensation liabilities	3,224	3,224	-	-
Derivative liabilities	167	-	167	-

No changes in valuation techniques or transfers into or out of Level 3 of the fair value hierarchy occurred during the three and six months ended June 30, 2017 or 2016.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$6,711	$-	$-	$6,711
OREO, non-covered	1,284	-	-	1,284
OREO, covered	48	-	-	48

	December 31, 2016
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$4,078	$-	$-	$4,078
OREO, non-covered	5,109	-	-	5,109
OREO, covered	265	-	-	265

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	June 30, 2017				December 31, 2016

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	1%	to	39%	(14%)	3%	to	39%	(17%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	35%	(15%)	0%	to	88%	(30%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	00%	to	00%	(00%)	0%	to	44%	(40%)

__________________________

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$106,799	$106,799	$106,799	$-	$-
Securities available for sale	157,854	157,854	55	157,799	-
Securities held to maturity	25,216	25,288	-	25,288	-
Loans held for investment, net of allowance	1,823,222	1,801,678	-	4,540	1,797,138
FDIC indemnification asset	8,159	6,958	-	-	6,958
Interest receivable	5,072	5,072	-	5,072	-
Deferred compensation assets	3,199	3,199	3,199	-	-

Liabilities
Demand deposits	443,800	443,800	-	443,800	-
Interest-bearing demand deposits	382,911	382,911	-	382,911	-
Savings deposits	518,717	518,717	-	518,717	-
Time deposits	511,946	508,234	-	508,234	-
Securities sold under agreements to repurchase	86,011	86,671	-	86,671	-
Interest payable	1,059	1,059	-	1,059	-
FHLB and other borrowings	50,000	53,752	-	53,752	-
Derivative financial liabilities	158	158	-	158	-
Deferred compensation liabilities	3,199	3,199	3,199	-	-

	December 31, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,307	$76,307	$76,307	$-	$-
Securities available for sale	165,579	165,579	55	165,524	-
Securities held to maturity	47,133	47,266	-	47,266	-
Loans held for investment, net of allowance	1,835,000	1,805,999	-	4,701	1,801,298
FDIC indemnification asset	12,173	8,112	-	-	8,112
Interest receivable	5,553	5,553	-	5,553	-
Deferred compensation assets	3,224	3,224	3,224	-	-

Liabilities
Demand deposits	427,705	427,705	-	427,705	-
Interest-bearing demand deposits	378,339	378,339	-	378,339	-
Savings deposits	523,260	523,260	-	523,260	-
Time deposits	512,034	507,917	-	507,917	-
Securities sold under agreements to repurchase	98,005	98,879	-	98,879	-
Interest payable	1,280	1,280	-	1,280	-
FHLB and other borrowings	80,708	83,551	-	83,551	-
Derivative financial liabilities	167	167	-	167	-
Deferred compensation liabilities	3,224	3,224	3,224	-	-

Note 13. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
(Amounts in thousands, except share and per share data)
Net income	$6,418	$6,255	$12,620	$12,339
Dividends on preferred stock	-	-	-	-
Net income available to common shareholders	$6,418	$6,255	$12,620	$12,339

Weighted average common shares outstanding, basic	17,012,189	17,414,320	17,005,196	17,636,783
Dilutive effect of potential common shares
Stock options	47,591	32,365	50,356	29,605
Restricted stock	23,052	16,160	20,409	8,740
Total dilutive effect of potential common shares	70,643	48,525	70,765	38,345
Weighted average common shares outstanding, diluted	17,082,832	17,462,845	17,075,961	17,675,128

Basic earnings per common share	$0.38	$0.36	$0.74	$0.70
Diluted earnings per common share	0.38	0.36	0.74	0.70

Antidilutive potential common shares
Stock options	71,592	130,165	59,473	147,713
Restricted stock	5,276	-	3,565	-
Total potential antidilutive shares	76,868	130,165	63,038	147,713

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2017	December 31, 2016
(Amounts in thousands)
Commitments to extend credit	$249,044	$261,801
Standby letters of credit and financial guarantees(1)	81,314	83,900
Total off-balance sheet risk	330,358	345,701

Reserve for unfunded commitments	$326	$326

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

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2017, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers commercial and personal insurance services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. As of June 30, 2017, FCIS operated 6 in-branch locations in Virginia and West Virginia. The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Revenues consist primarily of commissions on assets under management and investment advisory fees. As of June 30, 2017, the Trust Division and FCWM managed $926 million in combined assets under various fee-based arrangements as fiduciary or agent.

Our acquisition and divestiture activity during the twelve months ended June 30, 2017, included the sale of Greenpoint Insurance Agency Inc. on October 1, 2016, and the simultaneous sale of six branches to and purchase of seven branches from First Bank on July 15, 2016.

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

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2017, and financial condition as of June 30, 2017, include the following:

●

Net income available to common shareholders increased $163 thousand, or 2.61%, to $6.42 million and diluted earnings per share increased $0.02, or 5.56%, to $0.38 for the second quarter of 2017 compared to the same quarter of 2016.

●	Net interest margin increased 24 basis points to 4.32%, and normalized net interest margin increased 18 basis points to 3.99% compared to the same quarter of 2016.
●	The Company’s book value per common share increased $0.55 to $20.50 compared to December 31, 2016.
●	The Company significantly exceeds regulatory “well capitalized” targets as of June 30, 2017.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
(Amounts in thousands, except	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
per share data)
Net income	$6,418	$6,255	$163	2.61%	$12,620	$12,339	$281	2.28%
Net income available to common shareholders	6,418	6,255	163	2.61%	12,620	12,339	281	2.28%

Basic earnings per common share	0.38	0.36	0.02	5.56%	0.74	0.70	0.04	5.71%
Diluted earnings per common share	0.38	0.36	0.02	5.56%	0.74	0.70	0.04	5.71%

Return on average assets	1.08%	1.02%	0.06%	5.88%	1.07%	1.00%	0.07%	7.00%
Return on average common equity	7.41%	7.47%	-0.06%	-0.80%	7.38%	7.31%	0.07%	0.96%

Three-Month Comparison. Net income increased in the second quarter of 2017 due to decreases in noninterest expense and income tax and a slight increase in net interest income. These changes were offset by a decrease in noninterest income and an increase in the provision for loan losses.

Six-Month Comparison. Net income increased in the first six months of 2017 due to decreases in noninterest expense and the provision for loan losses and a slight increase in net interest income. These changes were offset by a decrease in noninterest income and an increase in income tax.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below.

The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended June 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,843,441	$22,986	5.00%	$1,775,435	$22,263	5.04%
Securities available for sale	167,869	1,455	3.48%	336,510	2,195	2.62%
Securities held to maturity	34,664	125	1.45%	72,331	191	1.06%
Interest-bearing deposits	68,455	221	1.29%	5,184	9	0.70%
Total earning assets	2,114,429	24,787	4.70%	2,189,460	24,658	4.53%
Other assets	263,767			283,945
Total assets	$2,378,196			$2,473,405

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$387,113	$110	0.11%	$339,365	$60	0.07%
Savings deposits	525,808	35	0.03%	542,238	63	0.05%
Time deposits	514,527	1,088	0.85%	518,163	964	0.75%
Total interest-bearing deposits	1,427,448	1,233	0.35%	1,399,766	1,087	0.31%
Borrowings
Federal funds purchased	5	-	1.07%	9,078	14	0.62%
Retail repurchase agreements	60,809	10	0.07%	65,718	12	0.07%
Wholesale repurchase agreements	25,000	201	3.22%	50,000	469	3.77%
FHLB advances and other borrowings	55,635	567	4.09%	132,459	864	2.62%
Total borrowings	141,449	778	2.21%	257,255	1,359	2.12%
Total interest-bearing liabilities	1,568,897	2,011	0.51%	1,657,021	2,446	0.59%
Noninterest-bearing demand deposits	441,547			460,255
Other liabilities	20,197			19,520
Total liabilities	2,030,641			2,136,796
Stockholders' equity	347,555			336,609
Total liabilities and stockholders' equity	$2,378,196			$2,473,405
Net interest income, FTE		$22,776			$22,212
Net interest rate spread			4.19%			3.94%
Net interest margin			4.32%			4.08%

___________________________________

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Six Months Ended June 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,841,152	$44,880	4.92%	$1,753,918	$43,862	5.03%
Securities available for sale	164,820	2,939	3.60%	345,546	4,463	2.60%
Securities held to maturity	40,854	276	1.36%	72,421	385	1.07%
Interest-bearing deposits	62,140	380	1.23%	10,388	29	0.56%
Total earning assets	2,108,966	48,475	4.64%	2,182,273	48,739	4.49%
Other assets	267,163			290,551
Total assets	$2,376,129			$2,472,824

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$384,098	$212	0.11%	$340,945	$117	0.07%
Savings deposits	525,691	71	0.03%	539,004	129	0.05%
Time deposits	515,014	2,116	0.83%	525,899	1,955	0.75%
Total interest-bearing deposits	1,424,803	2,399	0.34%	1,405,848	2,201	0.31%
Borrowings
Federal funds purchased	3	-	1.07%	6,251	20	0.64%
Retail repurchase agreements	63,861	21	0.07%	71,855	25	0.07%
Wholesale repurchase agreements	25,000	399	3.22%	50,000	937	3.77%
FHLB advances and other borrowings	61,096	1,243	4.10%	120,236	1,702	2.85%
Total borrowings	149,960	1,663	2.24%	248,342	2,684	2.17%
Total interest-bearing liabilities	1,574,763	4,062	0.53%	1,654,190	4,885	0.59%
Noninterest-bearing demand deposits	433,588			454,552
Other liabilities	22,822			23,652
Total liabilities	2,031,173			2,132,394
Stockholders' equity	344,956			339,430
Total liabilities and stockholders' equity	$2,376,129			$2,471,824
Net interest income, FTE		$44,413			$43,854
Net interest rate spread			4.11%			3.90%
Net interest margin			4.25%			4.04%
___________________________________

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2017 Compared to 2016				June 30, 2017 Compared to 2016
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$1,701	$(370)	$(608)	$723	$2,208	$(1,011)	$(179)	$1,018
Securities available-for-sale	(2,194)	1,423	31	(740)	(2,334)	1,711	(901)	(1,524)
Securities held-to-maturity	(198)	138	(6)	(66)	(168)	105	(46)	(109)
Interest-bearing deposits with other banks	219	15	(22)	212	144	35	172	351
Total interest earning assets	(472)	1,206	(605)	129	(150)	840	(954)	(264)

Interest paid on(1)
Demand deposits	17	72	(39)	50	15	72	8	95
Savings deposits	(4)	(54)	30	(28)	(3)	(56)	1	(58)
Time deposits	(13)	257	(120)	124	(40)	211	(10)	161
Federal funds purchased	(28)	(28)	42	(14)	(20)	-	-	(20)
Retail repurchase agreements	(2)	(2)	2	(2)	836	(24)	(816)	(4)
Wholesale repurchase agreements	(468)	(136)	336	(268)	(469)	(136)	67	(538)
FHLB advances and other borrowings	(999)	962	(260)	(297)	(837)	749	(371)	(459)
Total interest-bearing liabilities	(1,497)	1,071	(9)	(435)	(518)	816	(1,121)	(823)

Change in net interest income(1)	$1,025	$135	$(596)	$564	$368	$24	$167	$559

_________________________

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following tables present the net interest analysis on a FTE basis excluding the impact of non-cash purchase accounting accretion from acquired loan portfolios for the periods indicated:

	Three Months Ended June 30,
	2017		2016
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$22,986	5.00%	$22,263	5.04%
Accretion income	2,534		2,248
Less: cash accretion income	788		786
Non-cash accretion income	1,746		1,462
Loans, normalized(3)	21,240	4.62%	20,801	4.71%
Other earning assets	1,801	2.67%	2,395	2.33%
Total earning assets	23,041	4.37%	23,196	4.26%
Total interest-bearing liabilities	2,011	0.51%	2,446	0.59%
Net interest income, FTE(3)	$21,030		$20,750
Net interest rate spread, normalized(3)		3.86%		3.67%
Net interest margin, normalized(3)		3.99%		3.81%

___________________________________________________

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

	Six Months Ended June 30,
	2017		2016
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$44,880	4.92%	$43,862	5.03%
Accretion income	4,318		4,500
Less: cash accretion income	1,438		1,591
Non-cash accretion income	2,880		2,909
Loans, normalized(3)	42,000	4.60%	40,953	4.70%
Other earning assets	3,595	2.71%	4,877	2.29%
Total earning assets	45,595	4.36%	45,830	4.23%
Total interest-bearing liabilities	4,062	0.53%	4,885	0.59%
Net interest income, FTE(3)	$41,533		$40,945
Net interest rate spread, normalized(3)		3.83%		3.63%
Net interest margin, normalized(3)		3.97%		3.77%

___________________________________________________

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 80.28% of total net interest and noninterest income in the second quarter of 2017 compared to 75.52% in the same quarter of 2016. Net interest income on a GAAP basis increased $603 thousand, or 2.78%, and net interest income on a FTE basis increased $280 thousand, or 1.35%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 18 basis points compared to an increase of 24 basis points on a FTE basis. Normalized net interest spread increased 19 basis points compared to an increase of 25 basis points on a FTE basis.

Average earning assets decreased $75.03 million, or 3.43%, primarily due to a decrease in securities available for sale offset by loan growth and an increase in interest-bearing deposits. The normalized yield on earning assets increased 11 basis points compared to an increase of 17 basis points on a GAAP basis. Average loans increased $68.01 million, or 3.83%, and the average loan to deposit ratio increased to 98.63% from 95.45%. The normalized yield on loans decreased 9 basis points compared to a decrease of 4 basis points on a GAAP basis. Non-cash accretion income increased $284 thousand, or 19.43%, as the effect of accretion income continued to decline from acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $88.12 million, or 5.32%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 8 basis points, largely driven by a decrease in the average balance of borrowings. Average interest-bearing deposits increased $27.68 million, or 1.98%, which was driven by a $47.75 million, or 14.07%, increase in average interest-bearing demand deposits offset by a $16.43 million, or 3.03%, decrease in average savings deposits, which include money market and savings accounts, and a $3.64 million, or 0.70%, decrease in average time deposits. Average borrowings decreased $115.81 million, or 45.02%, largely due to a $76.82 million, or 58.00%, decrease in average FHLB advances and other borrowings, a $25.00 million, or 50.00%, decrease in average wholesale repurchase agreements, a $9.07 million, or 99.94%, decrease in average federal funds purchased, and a $4.91 million, or 7.47%, decrease in average retail repurchase agreements.

Six-Month Comparison. Net interest income comprised 79.55% of total net interest and noninterest income in the first six months of 2017 compared to 74.14% in the same period of 2016. Net interest income on a GAAP basis increased $633 thousand, or 1.48%, and net interest income on a FTE basis increased $588 thousand, or 1.44%. Normalized net interest margin increased 20 basis points compared to an increase of 21 basis points on a FTE basis. Normalized net interest spread increased 20 basis points compared to an increase of 21 basis points on a FTE basis.

Average earning assets decreased $73.31 million, or 3.36%, primarily due to a decrease in securities available for sale offset by loan growth and an increase in interest-bearing deposits. The normalized yield on earning assets increased 13 basis points compared to an increase of 15 basis points on a GAAP basis. Average loans increased $88.23 million, or 5.03%, and the average loan to deposit ratio increased to 99.07% from 94.22%. The normalized yield on loans decreased 10 basis points compared to a decrease of 11 basis points on a GAAP basis. Non-cash accretion income decreased $29 thousand, or 00.01%, as the effect of accretion income continued to decline from acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $79.43 million, or 4.80%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 6 basis points, largely driven by a decrease in the average balance of borrowings. Average interest-bearing deposits increased $18.96 million, or 1.35%, which was driven by a $43.15 million, or 12.66%, increase in average interest-bearing demand deposits offset by a $13.31 million, or 2.47%, decrease in average savings deposits, which include money market and savings accounts, and a $10.89 million, or 2.07%, decrease in average time deposits. Average borrowings decreased $98.38 million, or 39.62%, largely due to a $59.14 million, or 49.19%, decrease in average FHLB advances and other borrowings, a $25.00 million, or 50.00%, decrease in average wholesale repurchase agreements, a $7.99 million, or 11.13%, decrease in average retail repurchase agreements, and a $6.25 million, or 99.95%, decrease in average federal funds purchased.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $212 thousand, or 29.36%, to $934 thousand in the second quarter of 2017 compared to the same quarter of 2016, which was attributed to the non-PCI provision. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Six-Month Comparison. The provision charged to operations decreased $483 thousand, or 25.30%, to $1.43 million in the first six months of 2017 compared to the same period of 2016, which was attributed to the non-PCI provision.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$791	$810	$(19)	-2.35%	$1,581	$1,494	$87	5.82%
Service charges on deposits	3,360	3,361	(1)	-0.03%	6,473	6,652	(179)	-2.69%
Other service charges and fees	2,168	2,054	114	5.55%	4,246	4,064	182	4.48%
Insurance commissions	325	1,600	(1,275)	-79.69%	698	3,791	(3,093)	-81.59%
Net impairment losses recognized in earnings	-	(11)	11	-100.00%	-	(11)	11	-100.00%
Net loss on sale of securities	(657)	(79)	(578)	731.65%	(657)	(78)	(579)	742.31%
Net FDIC indemnification asset amortization	(1,586)	(1,328)	(258)	19.43%	(2,918)	(2,487)	(431)	17.33%
Other operating income	1,074	623	451	72.39%	1,743	1,508	235	15.58%
Total noninterest income	$5,475	$7,030	$(1,555)	-22.12%	$11,166	$14,933	$(3,767)	-25.23%

Three-Month Comparison. Noninterest income comprised 19.72% of total net interest and noninterest income in the second quarter of 2017 compared to 24.48% in the same quarter of 2016. Noninterest income decreased $1.56 million, or 22.12%, primarily due to a decrease in insurance commissions resulting from the Greenpoint divestiture in the fourth quarter of 2016. Net negative amortization related to the FDIC indemnification asset increased due to additional reserve provisions as loss share coverage expired June 30, 2017, for commercial loans. Other operating income increased primarily due to $459 thousand in death proceeds from bank owned life insurance. Excluding the impact from sales of securities and branches, net FDIC indemnification asset amortization, and bank owned life insurance proceeds, noninterest income decreased $1.19 million, or 14.07%, to $7.26 million in the second quarter of 2017, from $8.45 million in the same quarter of 2016.

Six-Month Comparison. Noninterest income comprised 20.45% of total net interest and noninterest income in the first six months of 2017 compared to 25.86% in the same period of 2016. Noninterest income decreased $3.77 million, or 25.23%, primarily due to a decrease in insurance commissions resulting from the Greenpoint divestiture in the fourth quarter of 2016. Net negative amortization related to the FDIC indemnification asset increased due to additional reserve provisions as loss share coverage expired June 30, 2017, for commercial loans. Other operating income increased primarily due to $459 thousand in death proceeds from bank owned life insurance offset by the absence of a $357 thousand gain on the sale of closed branches in the first quarter of 2016. Excluding the impact from sales of securities and branches, net FDIC indemnification asset amortization, and bank owned life insurance proceeds, noninterest income decreased $2.86 million, or 16.70%, to $14.28 million in the first six months of 2017, from $17.15 million in the same period of 2016.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$9,157	$10,198	$(1,041)	-10.21%	$18,041	$20,673	$(2,632)	-12.73%
Occupancy expense	1,341	1,359	(18)	-1.32%	2,589	2,890	(301)	-10.42%
Furniture and equipment expense	1,087	1,109	(22)	-1.98%	2,178	2,205	(27)	-1.22%
Amortization of intangibles	263	277	(14)	-5.05%	524	555	(31)	-5.59%
FDIC premiums and assessments	227	372	(145)	-38.98%	471	746	(275)	-36.86%
Merger, acquisition, and divestiture expense	-	410	(410)	-100.00%	-	449	(449)	-100.00%
Other operating expense	5,383	4,997	386	7.72%	10,738	10,018	720	7.19%
Total noninterest expense	$17,458	$18,722	$(1,264)	-6.75%	$34,541	$37,536	$(2,995)	-7.98%

Three-Month Comparison. Noninterest expense decreased $1.26 million, or 6.75%, in the second quarter of 2017 compared to the same quarter of 2016, which was largely due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased as full-time equivalent employees, calculated using the number of hours worked, decreased to 580 as of June 30, 2017, from 648 as of June 30, 2016, primarily due to the First Bank and Greenpoint transactions that occurred during the second half of 2016. We incurred expenses totaling $410 thousand related to the branch exchange with First Bank during the second quarter of 2016. Occupancy, furniture, and equipment expense decreased $40 thousand, or 1.62%, due to branch closures and divestitures that occurred during the prior year. Other operating expense included a $514 thousand increase in legal fees, a $120 thousand increase in interchange fees, and a $108 thousand property writedown. These increases were offset by a $34 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $213 thousand from $247 thousand in the second quarter of 2016.

Six-Month Comparison. Noninterest expense decreased $3.00 million, or 7.98%, in the first six months of 2017 compared to the same period of 2016, which was largely due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased primarily due to the First Bank and Greenpoint transactions that occurred during the second half of 2016. We incurred expenses totaling $449 thousand related to the First Bank branch exchange during the first six months of 2016. Occupancy, furniture, and equipment expense decreased $328 thousand, or 6.44%, due to branch closures and divestitures that occurred during the prior year. Other operating expense included an $896 thousand increase in legal fees which were offset by a $417 thousand decrease in the net loss on sales and expenses related to OREO to $541 thousand from $958 thousand in the first six months of 2016.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. Income tax expense decreased $63 thousand, or 2.08%, and the effective tax rate increased 102 basis points to 31.56% in the second quarter of 2017 compared to the same quarter of 2016. The decrease in the effective tax rate was largely due to an increase in tax-exempt revenue.

Six-Month Comparison. Income tax expense increased $63 thousand, or 1.06%, and the effective tax rate decreased 27 basis points to 32.27% in the first six months of 2017 compared to the same period of 2016. The decrease in the effective tax rate was largely due to an increase in tax-exempt revenue.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
(Amounts in thousands)
Net interest income, GAAP	$22,294	$21,691	$43,435	$42,802
FTE adjustment(1)	482	521	978	1,052
Net interest income, FTE	22,776	22,212	44,413	43,854
Less: non-cash accretion income(2)	1,746	1,462	2,880	2,909
Net interest income, normalized	$21,030	$20,750	$41,533	$40,945

Net interest margin, GAAP	4.23%	4.00%	4.15%	3.94%
FTE adjustment(1)	0.09%	0.08%	0.10%	0.10%
Net interest margin, FTE	4.32%	4.08%	4.25%	4.04%
Less: non-cash accretion income(2)	0.33%	0.27%	0.28%	0.27%
Net interest margin, normalized	3.99%	3.81%	3.97%	3.77%

___________________________________________________

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Includes non-cash purchase accounting accretion income from acquired loan portfolios

Financial Condition

Total assets as of June 30, 2017, decreased $19.80 million, or 0.83%, to $2.37 billion from $2.39 billion as of December 31, 2016. Total liabilities as of June 30, 2017, decreased $29.51 million, or 1.44%, to $2.02 billion from $2.05 billion as of December 31, 2016.

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

Available-for-sale securities as of June 30, 2017, decreased $7.73 million, or 4.67%, compared to December 31, 2016, primarily due to the maturity and sale of municipal, single-issue trust preferred, and mortgage-backed Agency securities offset by the purchase of U.S. Treasury securities. The market value of securities available for sale as a percentage of amortized cost was 101.34% as of June 30, 2017, compared to 99.48% as of December 31, 2016. Held-to-maturity securities as of June 30, 2017, decreased $21.92 million, or 46.50%, compared to December 31, 2016, primarily due to the maturity of U.S. Agency securities. The market value of securities held to maturity as a percentage of amortized cost was 100.29% as of June 30, 2017, compared to 100.28% as of December 31, 2016.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three and six months ended June 30, 2017, or for the same periods of the prior year. We recognized no OTTI charges in earnings associated with equity securities for the three and six months ended June 30, 2017. We recognized OTTI charges in earnings associated with certain equity securities of $11 thousand for the three and six months ended June 30, 2016. For additional information, see Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of June 30, 2017, decreased $10.84 million, or 0.59%, compared to December 31, 2016, primarily due to an $11.15 million, or 19.56%, decrease in covered loans due to continued runoff in the covered Waccamaw portfolio, offset by a $309 thousand, or 0.02%, increase in non-covered loans which was driven by the multi-family residential segment of the loan portfolio. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$58,869	3.20%	$56,948	3.07%	$58,971	3.27%
Commercial and industrial	89,455	4.86%	92,204	4.98%	92,791	5.15%
Multi-family residential	141,228	7.67%	134,228	7.24%	109,651	6.08%
Single family non-owner occupied	142,150	7.72%	142,965	7.72%	153,308	8.51%
Non-farm, non-residential	603,272	32.75%	598,674	32.31%	549,771	30.51%
Agricultural	6,086	0.33%	6,003	0.32%	4,421	0.25%
Farmland	28,600	1.55%	31,729	1.71%	27,515	1.53%
Total commercial loans	1,069,660	58.08%	1,062,751	57.35%	996,428	55.30%
Consumer real estate loans
Home equity lines	102,460	5.56%	106,361	5.74%	106,517	5.91%
Single family owner occupied	500,582	27.17%	500,891	27.03%	504,057	27.97%
Owner occupied construction	46,874	2.54%	44,535	2.41%	43,186	2.40%
Total consumer real estate loans	649,916	35.27%	651,787	35.18%	653,760	36.28%
Consumer and other loans
Consumer loans	72,391	3.93%	77,445	4.18%	75,703	4.20%
Other	4,296	0.23%	3,971	0.21%	7,507	0.42%
Total consumer and other loans	76,687	4.16%	81,416	4.39%	83,210	4.62%
Total non-covered loans	1,796,263	97.51%	1,795,954	96.92%	1,733,398	96.20%
Total covered loans	45,845	2.49%	56,994	3.08%	68,585	3.80%
Total loans held for investment, net unearned income	1,842,108	100.00%	1,852,948	100.00%	1,801,983	100.00%
Less: allowance for loan losses	18,886		17,948		21,099
Total loans held for investment, net of unearned income and allowance	$1,823,222		$1,835,000		$1,780,884

The following table presents covered loans, by loan class, as of the dates indicated:

	June 30, 2017		December 31, 2016		June 30, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$3,560	7.77%	$4,570	8.02%	$5,487	8.00%
Commercial and industrial	603	1.32%	895	1.57%	973	1.42%
Multi-family residential	-	0.00%	8	0.01%	74	0.11%
Single family non-owner occupied	1,020	2.22%	962	1.69%	1,866	2.72%
Non-farm, non-residential	3,768	8.22%	7,512	13.18%	9,570	13.95%
Agricultural	24	0.05%	25	0.04%	26	0.04%
Farmland	376	0.82%	397	0.70%	618	0.90%
Total commercial loans	9,351	20.40%	14,369	25.21%	18,614	27.14%
Consumer real estate loans
Home equity lines	30,818	67.22%	35,817	62.84%	42,254	61.61%
Single family owner occupied	5,676	12.38%	6,729	11.81%	7,432	10.83%
Owner occupied construction	-	0.00%	-	0.00%	204	0.30%
Total consumer real estate loans	36,494	79.60%	42,546	74.65%	49,890	72.74%
Consumer and other loans
Consumer loans	-	0.00%	79	0.14%	81	0.12%
Total covered loans	$45,845	100.00%	$56,994	100.00%	$68,585	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2017	December 31, 2016	June 30, 2016
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$20,146	$15,854	$16,626
Accruing loans past due 90 days or more	-	-	64
TDRs(1)	100	114	115
Total nonperforming loans	20,246	15,968	16,805
Non-covered OREO	3,914	5,109	4,187
Total non-covered nonperforming assets	$24,160	$21,077	$20,992

Covered nonperforming
Nonaccrual loans	$446	$608	$680
Total nonperforming loans	446	608	680
Covered OREO	124	276	2,017
Total covered nonperforming assets	$570	$884	$2,697

Total nonperforming
Nonaccrual loans	$20,592	$16,462	$17,306
Accruing loans past due 90 days or more	-	-	64
TDRs(1)	100	114	115
Total nonperforming loans	20,692	16,576	17,485
OREO	4,038	5,385	6,204
Total nonperforming assets	$24,730	$21,961	$23,689

Additional Information
Performing TDRs(2)	$8,485	$12,838	$13,562
Total TDRs(3)	8,585	12,952	13,677

Non-covered ratios
Nonperforming loans to total loans	1.13%	0.89%	0.97%
Nonperforming assets to total assets	1.04%	0.90%	0.87%
Non-PCI allowance to nonperforming loans	93.24%	112.32%	125.48%
Non-PCI allowance to total loans	1.05%	1.00%	1.22%

Total ratios
Nonperforming loans to total loans	1.12%	0.89%	0.97%
Nonperforming assets to total assets	1.04%	0.92%	0.95%
Allowance for loan losses to nonperforming loans	91.27%	108.28%	120.67%
Allowance for loan losses to total loans	1.03%	0.97%	1.17%

__________________________________________________________________

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $82 thousand, $224 thousand, and $472 thousand for the periods ended June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.51 million, $1.06 million, and $439 thousand for the periods ended June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $1.59 million, $1.28 million, and $911 thousand for the periods ended June 30, 2017, December 31, 2016, and June 30, 2016, respectively.

Non-covered nonperforming assets as of June 30, 2017, increased $4.28 million, or 26.79%, from December 31, 2016, due to an increase in non-covered nonaccrual loans. Non-covered nonaccrual loans as of June 30, 2017, increased $4.29 million, or 27.07%, from December 31, 2016. As of June 30, 2017, non-covered nonaccrual loans were largely attributed to single family owner occupied (58.48%) and non-farm, non-residential (18.49%) loans. As of June 30, 2017, approximately $909 thousand, or 4.51%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $25.79 million as of June 30, 2017, an increase of $773 thousand, or 3.09%, compared to $25.02 million as of December 31, 2016. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.44% as of June 30, 2017, which includes past due loans (0.32%) and nonaccrual loans (1.12%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2017, decreased $4.37 million, or 33.72%, to $8.59 million from December 31, 2016. Nonperforming accruing TDRs as of June 30, 2017, decreased $14 thousand, or 12.28%, to $100 thousand compared to December 31, 2016. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 1.16% as of June 30, 2017, compared to 0.88% as of December 31, 2016. Specific reserves on TDRs totaled $770 thousand as of June 30, 2017, compared to $670 thousand as of December 31, 2016.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.20 million, or 23.39%, as of June 30, 2017, compared to December 31, 2016. Non-covered OREO consisted of 28 properties with an average holding period of 13 months as of June 30, 2017. The net loss on the sale of OREO totaled $181 thousand for the three months ended June 30, 2017, compared to $159 thousand for the same period of the prior year, and $422 thousand for the six months ended June 30, 2017, compared to $821 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2017			2016
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$5,109	$276	$5,385	$4,873	$4,034	$8,907
Additions	749	26	775	2,123	-	2,123
Disposals	(1,710)	(204)	(1,914)	(2,170)	(1,835)	(4,005)
Valuation adjustments	(234)	26	(208)	(639)	(182)	(821)
Ending balance	$3,914	$124	$4,038	$4,187	$2,017	$6,204

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2016, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of June 30, 2017; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of June 30, 2017, increased $938 thousand, or 5.23%, from December 31, 2016. The increase was largely attributed to a $1.00 million increase in unallocated reserves combined with a $268 thousand increase in specific reserves on impaired loans. The non-PCI allowance as a percent of non-covered loans totaled 1.05% as of June 30, 2017, compared to 1.00% as of December 31, 2016. PCI loans were aggregated into five loan pools as of June 30, 2017, and December 31, 2016: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis performed for the PCI loan pools as of June 30, 2017, and December 31, 2016, identified one pool as impaired with a cumulative impairment of $8 thousand. We recorded a net charge-off of $506 thousand for the three months ended June 30, 2017, compared to a net charge-off of $80 thousand in the same period of the prior year, largely due to an overall increase in charge-offs during the second quarter of 2017 offset by an increase in recoveries in the commercial loan segment during the second quarter of 2016. We recorded a net charge-off of $488 thousand for the six months ended June 30, 2017, compared to a net charge-off of $1.04 million in the same period of the prior year, largely due to an overall reduction in charge-offs for commercial and consumer real estate loans.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Three Months Ended June 30,
	2017			2016
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,446	$12	$18,458	$20,443	$24	$20,467
Provision for (recovery of) loan losses	938	(4)	934	724	(12)	712
Benefit attributable to the FDIC indemnification asset	-	-	-	-	10	10
Provision for (recovery of) loan losses charged to operations	938	(4)	934	724	(2)	722
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-	(10)	(10)
Charge-offs	(902)	-	(902)	(691)	-	(691)
Recoveries	396	-	396	611	-	611
Net recoveries (charge-offs)	(506)	-	(506)	(80)	-	(80)
Ending balance	$18,878	$8	$18,886	$21,087	$12	$21,099

	Six Months Ended June 30,
	2017			2016
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$17,936	$12	$17,948	$20,179	$54	$20,233
Provision for (recovery of) loan losses	1,430	(4)	1,426	1,950	(42)	1,908
Benefit attributable to the FDIC indemnification asset	-	-	-	-	1	1
Provision for (recovery of) loan losses charged to operations	1,430	(4)	1,426	1,950	(41)	1,909
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-	(1)	(1)
Charge-offs	(1,259)	-	(1,259)	(1,919)	-	(1,919)
Recoveries	771	-	771	877	-	877
Net recoveries (charge-offs)	(488)	-	(488)	(1,042)	-	(1,042)
Ending balance	$18,878	$8	$18,886	$21,087	$12	$21,099

Deposits

Total deposits as of June 30, 2017, increased $16.04 million, or 0.87%, compared to December 31, 2016. Noninterest-bearing deposits increased $16.10 million and interest-bearing deposits increased $4.57 million while savings deposits, which include money market accounts and savings accounts, decreased $4.54 million; and time deposits, which include certificates of deposit and individual retirement accounts, decreased $88 thousand as of June 30, 2017, compared to December 31, 2016.

Borrowings

Total borrowings as of June 30, 2017, decreased $42.70 million, or 23.89%, compared to December 31, 2016. Short-term borrowings consisted of retail repurchase agreements, which decreased $11.99 million, or 12.25%, while the weighted average rate remained constant at 0.07%, as of June 30, 2017, and December 31, 2016.

Long-term borrowings consisted of wholesale repurchase agreements and FHLB borrowings, including convertible and callable advances as of June 30, 2017. Wholesale repurchase agreements totaled $25.00 million with a weighted average rate of 3.18% as of June 30, 2017, and December 31, 2016. Long-term FHLB borrowings decreased $15.00 million, or 23.08%, to $50.00 million and the weighted average rate decreased 4 basis points to 4.00% as of June 30, 2017, compared to December 31, 2016. The decrease was due to a $15.00 million convertible advance with a 4.15% rate that matured on May 4, 2017. The Company redeemed all of its trust preferred securities on January 9, 2017, resulting in a decrease of $15.46 million in subordinated debt.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to convert assets to cash or raise cash to meet financial obligations. We believe that liquidity management should encompass an overall balance sheet approach that draws together all sources and uses of liquidity. Poor or inadequate liquidity risk management may result in a funding deficit that could have a material impact on our operations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) to detect potential liquidity issues and protect our depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) of the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management; ensures that systems and internal controls are consistent with liquidity policies; and provides accurate reports about liquidity needs, sources, and compliance. The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. The liquidity model incorporates various funding crisis scenarios and a specific action plan is formulated, and activated, when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities.

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2017, the Company’s cash reserves and investment securities totaled $11.33 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of June 30, 2017. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2017, our unencumbered cash totaled $106.80 million, unused borrowing capacity from the FHLB totaled $509.23 million, available credit from the FRB Discount Window totaled $9.09 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $25.25 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Six Months Ended June 30,
	2017	2016
(Amounts in thousands)
Net cash provided by operating activities	$17,017	$22,474
Net cash provided by (used in) investing activities	45,791	(48,926)
Net cash (used in) provided by financing activities	(32,316)	18,966
Net increase (decrease) in cash and cash equivalents	30,492	(7,486)
Cash and cash equivalents at beginning of period	76,307	51,787
Cash and cash equivalents at end of period	$106,799	$44,301

Cash and cash equivalents increased $30.49 million for the six months ended June 30, 2017, compared to a decrease of $7.49 million for the same period of the prior year primarily due to investing and financing activities. Net cash provided by investing activities increased $94.72 million for the six months ended June 30, 2017, compared to the same period of the prior year, which was largely due to a decrease in loan originations. Net cash used in financing activities increased $51.28 million for the six months ended June 30, 2017, compared to the same period of the prior year primarily due to the maturity and repayment of FHLB and other borrowings. Net cash provided by operating activities decreased $5.46 million for the six months ended June 30, 2017, compared to the same period of the prior year.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2017, increased $9.72 million, or 2.87%, to $348.78 million from $339.06 million as of December 31, 2016. The change in stockholders’ equity was largely due to net income of $12.62 million and other comprehensive income (“OCI”) of $2.01 million offset by dividends declared on our common stock of $5.44 million. OCI was primarily due to an increase in net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. We repurchased 10,602 shares of our common stock totaling $256 thousand in the first six months of 2017. Our book value per common share increased $0.55, or 2.76%, to $20.50 as of June 30, 2017, from $19.95 as of December 31, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2016 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2017	December 31, 2016
The Company
Common equity Tier 1 ratio	14.69%	13.88%
Tier 1 risk-based capital ratio	14.69%	14.74%
Total risk-based capital ratio	15.83%	15.79%
Tier 1 leverage ratio	10.91%	11.07%

The Bank
Common equity Tier 1 ratio	13.54%	12.93%
Tier 1 risk-based capital ratio	13.54%	12.93%
Total risk-based capital ratio	14.69%	13.98%
Tier 1 leverage ratio	10.02%	9.71%

Our capital ratios as of June 30, 2017, increased from December 31, 2016, primarily due to a decrease in risk-weighted assets. As of June 30, 2017, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of June 30, 2017.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2017	December 31, 2016
(Amounts in thousands)
Commitments to extend credit	$249,044	$261,801
Financial letters of credit	623	4,756
Performance letters of credit(1)	80,691	79,144
Total off-balance sheet risk	$330,358	$345,701

Reserve for unfunded commitments	$326	$326

___________________________________________________________________________

(1)	Includes FHLB letters of credit

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

On June 14, 2017, the Federal Open Market Committee raised the benchmark federal funds rate 25 basis points to a range of 100 to 125 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	June 30, 2017		December 31, 2016
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$1,131	1.3%	$526	0.6%
200	910	1.1%	438	0.5%
100	562	0.7%	183	0.2%
(100)	(3,942)	-4.6%	(2,616)	-3.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of June 30, 2017, exposure to interest rate risk is within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of June 30, 2017, we maintained interest rate swap agreements with notional amounts totaling $4.69 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair value of the swap agreements, which are accounted for as fair value hedges and recorded as derivative liabilities, totaled $158 thousand as of June 30, 2017, and $167 thousand as of December 31, 2016. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 1 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 3,802 shares of our common stock during the second quarter of 2017 compared to 493,812 shares during the same quarter of the prior year.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

April 1-30, 2017	3,802	$24.30	3,802	628,097
May 1-31, 2017	-	-	-	630,665
June 1-30, 2017	-	-	-	635,292
Total	3,802	$24.30	3,802

____________________________________

(1)

Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,364,708 shares in treasury as of June 30, 2017.

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

10.2**	First Community Bancshares, Inc. 1999 Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002
10.3**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002
10.4**	Employment Agreement between First Community Bancshares, Inc. and John M. Mendez dated December 16, 2008, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on December 16, 2008, and Waiver Agreement, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010
10.5**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009; Amendment #1, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010; Amendment #2, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013; Amendment #3, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 27, 2016; and Amendment #4, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017
10.6**	First Community Bancshares, Inc. Split Dollar Plan and Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K for the period ended December 31, 1999, filed on March 30, 2000, amended on April 13, 2000
10.7**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016
10.8**	First Community Bancshares, Inc. Nonqualified Supplemental Cash or Deferred Retirement Plan, as amended and restated, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017
10.9**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan, incorporated by reference to Annex B to the 2004 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 15, 2004, and Stock Award Agreement, incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004
10.10**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan, incorporated by reference to the 2012 First Community Bancshares, Inc. Definitive Proxy Statement filed on March 7, 2012
10.11*	First Community Bancshares, Inc. Directors Deferred Compensation Plan, as amended and restated, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006
10.12**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown dated April 16, 2015, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.13**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly dated April 16, 2015, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.14**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills dated April 16, 2015, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Reserved
10.16**	Reserved
10.17**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II dated April 16, 2015, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.18**	Employment Agreement between First Community Bank and Mark R. Evans dated July 31, 2009, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009
10.19**	Form of Restricted Stock Grant Agreement under First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013

10.20**	Separation Agreement and Release between First Community Bancshares, Inc. and John M. Mendez dated August 28, 2013, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K/A dated August 12, 2013, filed on September 3, 2013
11	Statement Regarding Computation of Earnings per Share, incorporated by reference to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017, (Unaudited) and December 31, 2016; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2017 and 2016 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of August, 2017.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2017, (Unaudited) and December 31, 2016; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2017 and 2016 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the six months ended June 30, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).