Form 10-Q
period 2017-09-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2017-11-03
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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
☐ Yes ☑ No

As of October 27, 2017, there were 16,987,339 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$37,050	$36,645
Federal funds sold	67,124	38,717
Interest-bearing deposits in banks	945	945
Total cash and cash equivalents	105,119	76,307
Securities available for sale	174,424	165,579
Securities held to maturity	25,182	47,133
Loans held for investment, net of unearned income
Non-covered	1,806,434	1,795,954
Covered	31,287	56,994
Less: allowance for loan losses	(19,206)	(17,948)
Loans held for investment, net	1,818,515	1,835,000
FDIC indemnification asset	7,465	12,173
Premises and equipment, net	48,949	50,085
Other real estate owned, non-covered	3,543	5,109
Other real estate owned, covered	54	276
Interest receivable	5,156	5,553
Goodwill	95,779	95,779
Other intangible assets	6,417	7,207
Other assets	84,177	86,197
Total assets	$2,374,780	$2,386,398

Liabilities
Deposits
Noninterest-bearing	$452,940	$427,705
Interest-bearing	1,410,880	1,413,633
Total deposits	1,863,820	1,841,338
Securities sold under agreements to repurchase	83,783	98,005
FHLB borrowings	50,000	65,000
Other borrowings	-	15,708
Interest, taxes, and other liabilities	24,540	27,290
Total liabilities	2,022,143	2,047,341

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at September 30, 2017, and December 31, 2016; 4,395,277 and 4,387,571 shares in treasury at September 30, 2017, and December 31, 2016, respectively	21,382	21,382
Additional paid-in capital	228,510	228,142
Retained earnings	182,145	170,377
Treasury stock, at cost	(79,333)	(78,833)
Accumulated other comprehensive loss	(67)	(2,011)
Total stockholders' equity	352,637	339,057
Total liabilities and stockholders' equity	$2,374,780	$2,386,398

(1) Derived from audited financial statements

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2017	2016	2017	2016
Interest income
Interest and fees on loans	$22,694	$21,952	$67,435	$65,762
Interest on securities -- taxable	341	738	1,157	2,729
Interest on securities -- tax-exempt	739	905	2,299	2,762
Interest on deposits in banks	275	26	655	55
Total interest income	24,049	23,621	71,546	71,308
Interest expense
Interest on deposits	1,275	1,133	3,674	3,334
Interest on short-term borrowings	213	548	634	1,613
Interest on long-term debt	511	819	1,753	2,438
Total interest expense	1,999	2,500	6,061	7,385
Net interest income	22,050	21,121	65,485	63,923
Provision for (recovery of) loan losses	730	(1,154)	2,156	755
Net interest income after provision for loan losses	21,320	22,275	63,329	63,168
Noninterest income
Wealth management	758	653	2,339	2,147
Service charges on deposits	3,605	3,494	10,078	10,146
Other service charges and fees	2,141	2,024	6,387	6,088
Insurance commissions	306	1,592	1,004	5,383
Impairment losses on securities	-	(4,635)	-	(4,646)
Portion of loss recognized in other comprehensive income	-	-	-	-
Net impairment losses recognized in earnings	-	(4,635)	-	(4,646)
Net loss on sale of securities	-	25	(657)	(53)
Net FDIC indemnification asset amortization	(268)	(1,369)	(3,186)	(3,856)
Net gain on divestitures	-	3,065	-	3,065
Other operating income	593	1,046	2,336	2,554
Total noninterest income	7,135	5,895	18,301	20,828
Noninterest expense
Salaries and employee benefits	9,137	9,828	27,178	30,501
Occupancy expense	1,082	1,249	3,671	4,139
Furniture and equipment expense	1,133	1,066	3,311	3,271
Amortization of intangibles	266	316	790	871
FDIC premiums and assessments	227	363	698	1,109
Merger, acquisition, and divestiture expense	-	226	-	675
Other operating expense	5,064	5,509	15,802	15,527
Total noninterest expense	16,909	18,557	51,450	56,093
Income before income taxes	11,546	9,613	30,180	27,903
Income tax expense	3,894	3,230	9,908	9,181
Net income	7,652	6,383	20,272	18,722
Dividends on preferred stock	-	-	-	-
Net income available to common shareholders	$7,652	$6,383	$20,272	$18,722

Earnings per common share
Basic	$0.45	$0.37	$1.19	$1.07
Diluted	0.45	0.37	1.19	1.07
Cash dividends per common share	0.18	0.16	0.50	0.44
Weighted average shares outstanding
Basic	17,005,654	17,031,074	17,005,350	17,433,406
Diluted	17,082,729	17,083,526	17,076,958	17,475,211

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Net income	$7,652	$6,383	$20,272	$18,722
Other comprehensive income, before tax
Available-for-sale securities:
Change in net unrealized (losses) gains on securities without other-than-temporary impairment	(169)	744	2,127	4,141
Reclassification adjustment for net losses recognized in net income	-	(25)	657	53
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	-	4,635	-	4,646
Net unrealized (losses) gains on available-for-sale securities	(169)	5,354	2,784	8,840
Employee benefit plans:
Net actuarial (loss) gain	(1)	(2)	133	(56)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	65	69	194	205
Net unrealized gains on employee benefit plans	64	67	327	149
Other comprehensive (loss) income, before tax	(105)	5,421	3,111	8,989
Income tax (benefit) expense	(39)	2,034	1,167	3,372
Other comprehensive (loss) income, net of tax	(66)	3,387	1,944	5,617
Total comprehensive income	$7,586	$9,770	$22,216	$24,339

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2016	$-	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	-	-	-	18,722	-	-	18,722
Other comprehensive income	-	-	-	-	-	5,617	5,617
Common dividends declared -- $0.44 per share	-	-	-	(7,680)	-	-	(7,680)
Equity-based compensation expense	-	-	144	-	-	-	144
Common stock options exercised -- 11,730 shares	-	-	(23)	-	205	-	182
Restricted stock awards -- 15,587 shares	-	-	26	-	270	-	296
Issuance of treasury stock to 401(k) plan -- 16,290 shares	-	-	45	-	287	-	332
Purchase of treasury shares -- 1,152,776 shares at $20.00 per share	-	-	-	-	(23,094)	-	(23,094)
Balance September 30, 2016	$-	$21,382	$227,884	$166,689	$(78,789)	$370	$337,536

Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	20,272	-	-	20,272
Other comprehensive income	-	-	-	-	-	1,944	1,944
Common dividends declared -- $0.50 per share	-	-	-	(8,504)	-	-	(8,504)
Equity-based compensation expense	-	-	290	-	-	-	290
Common stock options exercised -- 8,036 shares	-	-	6	-	145	-	151
Restricted stock awards -- 21,542 shares	-	-	(40)	-	387	-	347
Issuance of treasury stock to 401(k) plan -- 12,834 shares	-	-	112	-	231	-	343
Purchase of treasury shares -- 50,118 shares at $25.16 per share	-	-	-	-	(1,263)	-	(1,263)
Balance September 30, 2017	$-	$21,382	$228,510	$182,145	$(79,333)	$(67)	$352,637

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2017	2016
Operating activities
Net income	$20,272	$18,722
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,156	755
Depreciation and amortization of property, plant, and equipment	2,688	2,707
Amortization of premiums on investments, net	63	2,758
Amortization of FDIC indemnification asset, net	3,186	3,856
Amortization of intangible assets	790	871
Accretion on acquired loans	(4,257)	(3,893)
Gain on divestiture, net	-	(3,065)
Equity-based compensation expense	290	144
Restricted stock awards	347	296
Issuance of treasury stock to 401(k) plan	343	332
Loss on sale of property, plant, and equipment, net	13	271
Loss on sale of other real estate	940	1,487
Loss on sale of securities	657	53
Net impairment losses recognized in earnings	-	4,646
Decrease in accrued interest receivable	397	509
(Increase) decrease in other operating activities	(2,008)	4,341
Net cash provided by operating activities	25,877	34,790
Investing activities
Proceeds from sale of securities available for sale	12,273	70,530
Proceeds from maturities, prepayments, and calls of securities available for sale	18,022	77,395
Proceeds from maturities and calls of securities held to maturity	21,840	190
Payments to acquire securities available for sale	(36,966)	(1,174)
Proceeds from (originations of) loans, net	17,304	(138,984)
Proceeds from (payments for) FHLB stock, net	694	(933)
Cash proceeds from mergers, acquisitions, and divestitures, net	-	24,816
Proceeds from the FDIC	1,701	3,639
Payments to acquire property, plant, and equipment, net	(1,999)	(448)
Proceeds from sale of other real estate	2,130	4,541
Net cash provided by investing activities	34,999	39,572
Financing activities
Increase in noninterest-bearing deposits, net	25,235	28,322
Decrease in interest-bearing deposits, net	(2,753)	(62,819)
Repayments of securities sold under agreements to repurchase, net	(14,222)	(20,082)
(Repayments of) proceeds from FHLB and other borrowings, net	(30,708)	24,951
Proceeds from stock options exercised	151	182
Payments for repurchase of treasury stock	(1,263)	(23,094)
Payments of common dividends	(8,504)	(7,680)
Net cash used in financing activities	(32,064)	(60,220)
Net increase in cash and cash equivalents	28,812	14,142
Cash and cash equivalents at beginning of period	76,307	51,787
Cash and cash equivalents at end of period	$105,119	$65,929

Supplemental disclosure -- cash flow information
Cash paid for interest	$6,257	$7,394
Cash paid for income taxes	12,942	6,488

Supplemental transactions -- noncash items
Transfer of loans to other real estate	1,282	3,652
Loans originated to finance other real estate	-	42

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

Standards Not Yet Adopted

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU intends to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. ASU 2017-12 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2017-12 in the first quarter of 2019. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company expects to adopt ASU 2017-09 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU intends to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2016-13 in the first quarter of 2020 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company is evaluating the impact of the standard.

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU significantly revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The new guidance also amends certain disclosure requirements associated with the fair value of financial instruments. ASU 2016-01 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted for the instrument-specific credit risk provision. The Company expects to adopt ASU 2016-01 in the first quarter of 2018. The Company is evaluating the impact of the standard and does not expect to recognize a significant cumulative effect adjustment to retained earnings at the beginning of the year of adoption or expect the guidance to have a material effect on its financial statements. The cumulative-effect adjustment will be dependent on the composition and fair value of the Company’s equity securities portfolio at the adoption date.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 for the Company until fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. Additional revenue related standards to be adopted concurrently with ASU 2014-09 include ASU 2017-10, ASU 2017-05, ASU 2016-20, ASU 2016-12, ASU 2016-10, and ASU 2016-08. The Company expects to adopt ASU 2014-09, and related updates, in the first quarter of 2018 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption, if necessary. The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company is evaluating the impact of the standard on other income, which includes fees for services, commissions on sales, and various deposit service charges. The Company does not expect the guidance to have a material effect on its financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$36,973	$-	$(9)	$36,964
U.S. Agency securities	1,254	21	-	1,275
Municipal securities	102,347	2,648	(88)	104,907
Single issue trust preferred securities	9,363	-	(401)	8,962
Mortgage-backed Agency securities	22,518	72	(347)	22,243
Equity securities	55	18	-	73
Total securities available for sale	$172,510	$2,759	$(845)	$174,424

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,342	$3	$-	$1,345
Municipal securities	111,659	2,258	(586)	113,331
Single issue trust preferred securities	22,104	-	(2,165)	19,939
Mortgage-backed Agency securities	31,290	66	(465)	30,891
Equity securities	55	18	-	73
Total securities available for sale	$166,450	$2,345	$(3,216)	$165,579

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,949	$31	$-	$17,980
Corporate securities	7,233	13	-	7,246
Total securities held to maturity	$25,182	$44	$-	$25,226

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$36,741	$124	$-	$36,865
Corporate securities	10,392	11	(2)	10,401
Total securities held to maturity	$47,133	$135	$(2)	$47,266

The following table presents the amortized cost and aggregate fair value of available-for-sale securities and held-to-maturity securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2017
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale securities
Due within one year	$37,288	$37,279
Due after one year but within five years	5,617	5,734
Due after five years but within ten years	96,693	98,602
Due after ten years	10,339	10,493
	149,937	152,108
Mortgage-backed securities	22,518	22,243
Equity securities	55	73
Total securities available for sale	$172,510	$174,424

Held-to-maturity securities
Due within one year	$-	$-
Due after one year but within five years	25,182	25,226
Due after five years but within ten years	-	-
Due after ten years	-	-
Total securities held to maturity	$25,182	$25,226

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$36,963	$(9)	$-	$-	$36,963	$(9)
Municipal securities	9,421	(52)	1,427	(36)	10,848	(88)
Single issue trust preferred securities	-	-	8,962	(401)	8,962	(401)
Mortgage-backed Agency securities	7,898	(59)	8,281	(288)	16,179	(347)
Total	$54,282	$(120)	$18,670	$(725)	$72,952	$(845)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$24,252	$(527)	$715	$(59)	$24,967	$(586)
Single issue trust preferred securities	-	-	19,939	(2,165)	19,939	(2,165)
Mortgage-backed Agency securities	12,834	(166)	11,851	(299)	24,685	(465)
Total	$37,086	$(693)	$32,505	$(2,523)	$69,591	$(3,216)

There were no unrealized losses for held-to-maturity securities as of September 30, 2017. The following table presents the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the date indicated:

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Corporate securities	$3,533	$(2)	$-	$-	$3,533	$(2)
Total	$3,533	$(2)	$-	$-	$3,533	$(2)

There were 45 individual securities in an unrealized loss position as of September 30, 2017, and their combined depreciation in value represented 0.42% of the investment securities portfolio. There were 82 individual securities in an unrealized loss position as of December 31, 2016, and their combined depreciation in value represented 1.51% of the investment securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for both debt and equity securities is a decline in fair value below book value and the severity and duration of the decline. For debt securities, the credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three and nine months ended September 30, 2017, the Company incurred no OTTI charges on debt securities. During the three and nine months ended September 30, 2016, the Company incurred OTTI charges on debt securities owned of $4.64 million related to the Company’s change in intent to hold certain securities to recovery. The intent was changed to sell specific trust preferred securities in the Company’s investment portfolio primarily to reduce credit concentrations with two issuers. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors. For equity securities, the OTTI is recognized as a charge to noninterest income. During the three and nine months ended September 30, 2017, the Company incurred no OTTI charges related to equity securities. During the three months ended September 30, 2016, the Company incurred no OTTI charges related to equity holdings. During the nine months ended September 30, 2016, the Company incurred OTTI charges related to certain equity holdings of $11 thousand.

The following table presents gross realized gains and losses from the sale of available-for-sale securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Gross realized gains	$-	$203	$-	$344
Gross realized losses	-	(178)	(657)	(397)
Net gain (loss) on sale of securities	$-	$25	$(657)	$(53)

The carrying amount of securities pledged for various purposes totaled $99.69 million as of September 30, 2017, and $139.75 million as of December 31, 2016.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.45 million as of September 30, 2017, and $1.41 million as of December 31, 2016. Deferred loan fees totaled $4.48 million as of September 30, 2017, and $5.34 million as of December 31, 2016. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$72,952	3.97%	$56,948	3.07%
Commercial and industrial	90,184	4.91%	92,204	4.98%
Multi-family residential	125,997	6.86%	134,228	7.24%
Single family non-owner occupied	143,213	7.79%	142,965	7.72%
Non-farm, non-residential	613,380	33.38%	598,674	32.31%
Agricultural	6,096	0.33%	6,003	0.32%
Farmland	27,897	1.52%	31,729	1.71%
Total commercial loans	1,079,719	58.76%	1,062,751	57.35%
Consumer real estate loans
Home equity lines	102,888	5.60%	106,361	5.74%
Single family owner occupied	501,242	27.27%	500,891	27.03%
Owner occupied construction	47,034	2.56%	44,535	2.41%
Total consumer real estate loans	651,164	35.43%	651,787	35.18%
Consumer and other loans
Consumer loans	70,695	3.85%	77,445	4.18%
Other	4,856	0.26%	3,971	0.21%
Total consumer and other loans	75,551	4.11%	81,416	4.39%
Total non-covered loans	1,806,434	98.30%	1,795,954	96.92%
Total covered loans	31,287	1.70%	56,994	3.08%
Total loans held for investment, net of unearned income	$1,837,721	100.00%	$1,852,948	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	September 30, 2017	December 31, 2016
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$40	$4,570
Commercial and industrial	-	895
Multi-family residential	-	8
Single family non-owner occupied	292	962
Non-farm, non-residential	10	7,512
Agricultural	-	25
Farmland	-	397
Total commercial loans	342	14,369
Consumer real estate loans
Home equity lines	26,850	35,817
Single family owner occupied	4,095	6,729
Total consumer real estate loans	30,945	42,546
Consumer and other loans
Consumer loans	-	79
Total covered loans	$31,287	$56,994

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,179	$8,328	$5,576	$9,397
Waccamaw	14,903	34,420	21,758	45,030
Other acquired	1,011	1,037	1,095	1,121
Total PCI Loans	$21,093	$43,785	$28,429	$55,548

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2016	$3,589	$26,109	$29,698
Accretion	(982)	(4,408)	(5,390)
Reclassifications from nonaccretable difference(1)	231	848	1,079
Other changes, net	1,774	4	1,778
Balance September 30, 2016	$4,612	$22,553	$27,165

Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(969)	(4,690)	(5,659)
Reclassifications from nonaccretable difference(1)	782	2,525	3,307
Other changes, net	(375)	(311)	(686)
Balance September 30, 2017	$3,830	$19,358	$23,188

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

	September 30, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$69,257	$2,791	$904	$-	$-	$72,952
Commercial and industrial	85,368	1,844	2,972	-	-	90,184
Multi-family residential	119,399	5,882	716	-	-	125,997
Single family non-owner occupied	132,000	6,839	4,374	-	-	143,213
Non-farm, non-residential	593,809	11,126	8,243	202	-	613,380
Agricultural	5,743	235	118	-	-	6,096
Farmland	25,097	153	2,647	-	-	27,897
Consumer real estate loans
Home equity lines	100,375	850	1,663	-	-	102,888
Single family owner occupied	471,378	5,705	24,159	-	-	501,242
Owner occupied construction	46,802	-	232	-	-	47,034
Consumer and other loans
Consumer loans	70,459	27	209	-	-	70,695
Other	4,856	-	-	-	-	4,856
Total non-covered loans	1,724,543	35,452	46,237	202	-	1,806,434
Covered loans
Commercial loans
Construction, development, and other land	-	39	1	-	-	40
Single family non-owner occupied	271	-	21	-	-	292
Non-farm, non-residential	-	-	10	-	-	10
Consumer real estate loans
Home equity lines	12,242	13,840	768	-	-	26,850
Single family owner occupied	3,136	425	534	-	-	4,095
Total covered loans	15,649	14,304	1,334	-	-	31,287
Total loans	$1,740,192	$49,756	$47,571	$202	$-	$1,837,721

	December 31, 2016
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$55,188	$980	$780	$-	$-	$56,948
Commercial and industrial	87,581	3,483	1,137	-	3	92,204
Multi-family residential	126,468	6,992	768	-	-	134,228
Single family non-owner occupied	131,934	5,466	5,565	-	-	142,965
Non-farm, non-residential	579,134	10,236	9,102	202	-	598,674
Agricultural	5,839	164	-	-	-	6,003
Farmland	28,887	1,223	1,619	-	-	31,729
Consumer real estate loans
Home equity lines	104,033	871	1,457	-	-	106,361
Single family owner occupied	475,402	4,636	20,381	472	-	500,891
Owner occupied construction	43,833	-	702	-	-	44,535
Consumer and other loans
Consumer loans	77,218	11	216	-	-	77,445
Other	3,971	-	-	-	-	3,971
Total non-covered loans	1,719,488	34,062	41,727	674	3	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	2,768	803	999	-	-	4,570
Commercial and industrial	882	-	13	-	-	895
Multi-family residential	-	-	8	-	-	8
Single family non-owner occupied	796	63	103	-	-	962
Non-farm, non-residential	6,423	537	552	-	-	7,512
Agricultural	25	-	-	-	-	25
Farmland	132	-	265	-	-	397
Consumer real estate loans
Home equity lines	14,283	20,763	771	-	-	35,817
Single family owner occupied	4,601	928	1,200	-	-	6,729
Consumer and other loans
Consumer loans	79	-	-	-	-	79
Total covered loans	29,989	23,094	3,911	-	-	56,994
Total loans	$1,749,477	$57,156	$45,638	$674	$3	$1,852,948

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	September 30, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$662	$999	$-	$33	$35	$-
Commercial and industrial	146	1,093	-	346	383	-
Multi-family residential	381	836	-	294	369	-
Single family non-owner occupied	2,485	3,891	-	3,084	3,334	-
Non-farm, non-residential	3,905	6,239	-	3,829	4,534	-
Agricultural	118	122	-	-	-	-
Farmland	990	1,037	-	1,161	1,188	-
Consumer real estate loans
Home equity lines	1,624	1,766	-	913	968	-
Single family owner occupied	16,768	18,932	-	11,779	12,630	-
Owner occupied construction	233	233	-	573	589	-
Consumer and other loans
Consumer loans	61	63	-	62	103	-
Total impaired loans with no allowance	27,373	35,211	-	22,074	24,133	-

Impaired loans with a related allowance
Commercial loans
Construction, development, and other land	-	-	-	-	-	-
Commercial and industrial	2,400	2,400	262	-	-	-
Single family non-owner occupied	771	772	69	351	351	31
Non-farm, non-residential	865	874	325	-	-	-
Farmland	410	418	50	430	430	18
Consumer real estate loans
Home equity lines	-	-	-	-	-	-
Single family owner occupied	3,771	3,779	754	4,118	4,174	770
Total impaired loans with an allowance	8,217	8,243	1,460	4,899	4,955	819
Total impaired loans(1)	$35,590	$43,454	$1,460	$26,973	$29,088	$819

(1)

Includes loans totaling $20.07 million as of September 30, 2017, and $16.89 million as of December 31, 2016, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$32	$907	$22	$600	$32	$309	$22	$447
Commercial and industrial	5	754	6	1,029	8	468	10	738
Multi-family residential	-	509	15	562	3	474	15	309
Single family non-owner occupied	11	3,304	91	3,498	88	3,313	107	3,035
Non-farm, non-residential	68	5,244	65	8,930	93	3,766	307	10,186
Agricultural	4	127	-	-	4	127	-	-
Farmland	17	1,003	5	204	17	1,004	9	186
Consumer real estate loans
Home equity lines	15	1,683	6	1,157	35	1,259	21	1,318
Single family owner occupied	137	17,478	91	13,175	317	15,209	254	12,436
Owner occupied construction	1	235	2	585	6	234	7	470
Consumer and other loans
Consumer loans	1	62	2	63	3	52	2	45
Total impaired loans with no related allowance	291	31,306	305	29,803	606	26,215	754	29,170

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	143	-	-
Commercial and industrial	50	2,516	-	-	103	1,727	-	-
Single family non-owner occupied	8	778	5	682	21	488	18	572
Non-farm, non-residential	-	872	45	4,658	15	964	215	5,108
Farmland	-	413	-	-	-	275	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	139	-	-
Single family owner occupied	24	3,814	24	4,130	92	4,527	91	4,547
Owner occupied construction	-	-	-	-	-	1	-	115
Total impaired loans with a related allowance	82	8,393	74	9,470	231	8,264	324	10,342
Total impaired loans	$373	$39,699	$379	$39,273	$837	$34,479	$1,078	$39,512

The following tables provide information on impaired PCI loan pools as of and for the dates indicated:

	September 30, 2017	December 31, 2016
(Amounts in thousands, except impaired loan pools)
Unpaid principal balance	$-	$1,086
Recorded investment	-	1,085
Allowance for loan losses related to PCI loan pools	-	12

Impaired PCI loan pools	-	1

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Interest income recognized	$-	$12	$20	$130
Average recorded investment	-	1,139	705	2,195

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2017			December 31, 2016
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$126	$-	$126	$72	$32	$104
Commercial and industrial	118	-	118	332	13	345
Multi-family residential	330	-	330	294	-	294
Single family non-owner occupied	1,626	20	1,646	1,242	24	1,266
Non-farm, non-residential	3,352	-	3,352	3,295	30	3,325
Agricultural	118	-	118	-	-	-
Farmland	870	-	870	1,591	-	1,591
Consumer real estate loans
Home equity lines	828	350	1,178	705	400	1,105
Single family owner occupied	11,517	50	11,567	7,924	109	8,033
Owner occupied construction	-	-	-	336	-	336
Consumer and other loans
Consumer loans	57	-	57	63	-	63
Total nonaccrual loans	$18,942	$420	$19,362	$15,854	$608	$16,462

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. There were no non-covered accruing loans contractually past due 90 days or more as of September 30, 2017, or December 31, 2016.

	September 30, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$25	$-	$-	$25	$72,927	$72,952
Commercial and industrial	226	36	47	309	89,875	90,184
Multi-family residential	341	185	-	526	125,471	125,997
Single family non-owner occupied	405	186	861	1,452	141,761	143,213
Non-farm, non-residential	523	17	2,623	3,163	610,217	613,380
Agricultural	6	-	-	6	6,090	6,096
Farmland	849	410	343	1,602	26,295	27,897
Consumer real estate loans
Home equity lines	242	105	298	645	102,243	102,888
Single family owner occupied	3,133	1,414	6,199	10,746	490,496	501,242
Owner occupied construction	330	-	-	330	46,704	47,034
Consumer and other loans
Consumer loans	360	62	38	460	70,235	70,695
Other	-	-	-	-	4,856	4,856
Total non-covered loans	6,440	2,415	10,409	19,264	1,787,170	1,806,434
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	40	40
Single family non-owner occupied	72	-	-	72	220	292
Non-farm, non-residential	-	-	-	-	10	10
Consumer real estate loans
Home equity lines	291	-	118	409	26,441	26,850
Single family owner occupied	-	-	28	28	4,067	4,095
Total covered loans	363	-	146	509	30,778	31,287
Total loans	$6,803	$2,415	$10,555	$19,773	$1,817,948	$1,837,721

	December 31, 2016
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$33	$5	$17	$55	$56,893	$56,948
Commercial and industrial	174	30	149	353	91,851	92,204
Multi-family residential	163	-	281	444	133,784	134,228
Single family non-owner occupied	1,302	159	835	2,296	140,669	142,965
Non-farm, non-residential	1,235	332	2,169	3,736	594,938	598,674
Agricultural	-	5	-	5	5,998	6,003
Farmland	224	343	565	1,132	30,597	31,729
Consumer real estate loans
Home equity lines	78	136	658	872	105,489	106,361
Single family owner occupied	4,777	2,408	3,311	10,496	490,395	500,891
Owner occupied construction	342	336	-	678	43,857	44,535
Consumer and other loans
Consumer loans	371	90	15	476	76,969	77,445
Other	-	-	-	-	3,971	3,971
Total non-covered loans	8,699	3,844	8,000	20,543	1,775,411	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	434	-	32	466	4,104	4,570
Commercial and industrial	-	-	-	-	895	895
Multi-family residential	-	-	-	-	8	8
Single family non-owner occupied	24	-	-	24	938	962
Non-farm, non-residential	32	-	-	32	7,480	7,512
Agricultural	-	-	-	-	25	25
Farmland	-	-	-	-	397	397
Consumer real estate loans
Home equity lines	108	146	62	316	35,501	35,817
Single family owner occupied	58	-	39	97	6,632	6,729
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	-	-	-	-	79	79
Total covered loans	656	146	133	935	56,059	56,994
Total loans	$9,355	$3,990	$8,133	$21,478	$1,831,470	$1,852,948

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain troubled debt restructurings (“TDRs”) are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of September 30, 2017, or December 31, 2016.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	September 30, 2017			December 31, 2016
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$33	$875	$908	$38	$892	$930
Non-farm, non-residential	-	295	295	-	4,160	4,160
Consumer real estate loans
Home equity lines	-	148	148	-	158	158
Single family owner occupied	1,484	6,690	8,174	905	7,503	8,408
Owner occupied construction	-	234	234	341	239	580
Total TDRs	$1,517	$8,242	$9,759	$1,284	$12,952	$14,236

Allowance for loan losses related to TDRs			$707			$670

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Interest income recognized	$74	$143	$159	$296

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Three Months Ended September 30,
	2017			2016
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate and extended payment term
Single family owner occupied	1	$42	$42	-	$-	$-
Total	1	$42	$42	-	$-	$-

	Nine Months Ended September 30,
	2017			2016
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment
Below market interest rate and extended payment term
Single family owner occupied	3	$141	$141	1	$115	$115
Total	3	$141	$141	1	$115	$115

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of September 30, 2017 or 2016.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2017	December 31, 2016
(Amounts in thousands)
Non-covered OREO	$3,543	$5,109
Covered OREO	54	276
Total OREO	$3,597	$5,385

Non-covered OREO secured by residential real estate	$971	$1,746
Residential real estate loans in the foreclosure process(1)	10,025	2,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated:

	Three Months Ended September 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$12,283	$5,802	$793	$18,878
Provision for loan losses charged to operations	358	75	305	738
Charge-offs	(207)	(137)	(373)	(717)
Recoveries	170	67	70	307
Net charge-offs	(37)	(70)	(303)	(410)
Ending balance	$12,604	$5,807	$795	$19,206

PCI allowance
Beginning balance	$-	$8	$-	$8
Recovery of loan losses	-	(8)	-	(8)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(8)	-	(8)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$-	$-	$-

Total allowance
Beginning balance	$12,283	$5,810	$793	$18,886
Provision for loan losses	358	67	305	730
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	358	67	305	730
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(207)	(137)	(373)	(717)
Recoveries	170	67	70	307
Net charge-offs	(37)	(70)	(303)	(410)
Ending balance	$12,604	$5,807	$795	$19,206

	Three Months Ended September 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,689	$6,625	$773	$21,087
(Recovery of) provision for loan losses charged to operations	(726)	(575)	147	(1,154)
Charge-offs	(272)	(207)	(293)	(772)
Recoveries	295	89	76	460
Net recoveries (charge-offs)	23	(118)	(217)	(312)
Ending balance	$12,986	$5,932	$703	$19,621

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	-	-	-
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	-	-	-
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$13,689	$6,637	$773	$21,099
(Recovery of) provision for loan losses	(726)	(575)	147	(1,154)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
(Recovery of) provision for loan losses charged to operations	(726)	(575)	147	(1,154)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(272)	(207)	(293)	(772)
Recoveries	295	89	76	460
Net recoveries (charge-offs)	23	(118)	(217)	(312)
Ending balance	$12,986	$5,944	$703	$19,633

	Nine Months Ended September 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	822	561	785	2,168
Charge-offs	(493)	(535)	(948)	(1,976)
Recoveries	585	294	199	1,078
Net recoveries (charge-offs)	92	(241)	(749)	(898)
Ending balance	$12,604	$5,807	$795	$19,206

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(12)	-	(12)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(12)	-	(12)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$-	$-	$-

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	822	549	785	2,156
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	822	549	785	2,156
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(493)	(535)	(948)	(1,976)
Recoveries	585	294	199	1,078
Net recoveries (charge-offs)	92	(241)	(749)	(898)
Ending balance	$12,604	$5,807	$795	$19,206

	Nine Months Ended September 30, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
(Recovery of) provision for loan losses charged to operations	(200)	436	560	796
Charge-offs	(747)	(1,135)	(809)	(2,691)
Recoveries	800	275	262	1,337
Net recoveries (charge-offs)	53	(860)	(547)	(1,354)
Ending balance	$12,986	$5,932	$703	$19,621

PCI allowance
Beginning balance	$-	$54	$-	$54
Recovery of loan losses	-	(42)	-	(42)
Benefit attributable to the FDIC indemnification asset	-	1	-	1
Recovery of loan losses charged to operations	-	(41)	-	(41)
Recovery of loan losses recorded through the FDIC indemnification asset	-	(1)	-	(1)
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
(Recovery of) provision for loan losses	(200)	394	560	754
Benefit attributable to the FDIC indemnification asset	-	1	-	1
(Recovery of) provision for loan losses charged to operations	(200)	395	560	755
Recovery of loan losses recorded through the FDIC indemnification asset	-	(1)	-	(1)
Charge-offs	(747)	(1,135)	(809)	(2,691)
Recoveries	800	275	262	1,337
Net recoveries (charge-offs)	53	(860)	(547)	(1,354)
Ending balance	$12,986	$5,944	$703	$19,633

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$72,293	$1,099
Commercial and industrial	2,400	262	87,782	478
Multi-family residential	254	-	125,743	1,133
Single family non-owner occupied	1,103	69	140,150	2,308
Non-farm, non-residential	2,561	325	606,773	6,706
Agricultural	-	-	6,096	44
Farmland	940	50	26,957	130
Total commercial loans	7,258	706	1,065,794	11,898
Consumer real estate loans
Home equity lines	-	-	116,468	825
Single family owner occupied	8,259	754	496,264	3,852
Owner occupied construction	-	-	47,034	376
Total consumer real estate loans	8,259	754	659,766	5,053
Consumer and other loans
Consumer loans	-	-	70,695	795
Other	-	-	4,856	-
Total consumer and other loans	-	-	75,551	795
Total loans, excluding PCI loans	$15,517	$1,460	$1,801,111	$17,746

	December 31, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$60,281	$889
Commercial and industrial	-	-	93,099	495
Multi-family residential	281	-	133,947	1,157
Single family non-owner occupied	1,910	31	139,711	2,721
Non-farm, non-residential	1,454	-	600,915	6,185
Agricultural	-	-	6,028	43
Farmland	981	18	31,145	151
Total commercial loans	4,626	49	1,065,126	11,641
Consumer real estate loans
Home equity lines	-	-	122,000	895
Single family owner occupied	5,120	770	501,617	3,594
Owner occupied construction	336	-	44,199	228
Total consumer real estate loans	5,456	770	667,816	4,717
Consumer and other loans
Consumer loans	-	-	77,524	759
Other	-	-	3,971	-
Total consumer and other loans	-	-	81,495	759
Total loans, excluding PCI loans	$10,082	$819	$1,814,437	$17,117

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$452	$-	$260	$-
Peoples commercial	4,159	-	4,491	-
Other	1,011	-	1,095	-
Total commercial loans	5,622	-	5,846	-
Consumer real estate loans
Waccamaw serviced home equity lines	13,270	-	20,178	-
Waccamaw residential	1,181	-	1,320	-
Peoples residential	1,020	-	1,085	12
Total consumer real estate loans	15,471	-	22,583	12
Total PCI loans	$21,093	$-	$28,429	$12

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of September 30, 2017.

Note 6. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw in 2012, the Company entered into loss share agreements with the FDIC that covered $31.29 million of loans and $54 thousand of OREO as of September 30, 2017, compared to $56.99 million of loans and $276 thousand of OREO as of December 31, 2016. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage expired June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s condensed consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Beginning balance	$8,159	$16,431	$12,173	$20,844
Decrease in estimated losses on covered loans	-	-	-	(1)
Increase in estimated losses on covered OREO	4	277	71	851
Reimbursable expenses from the FDIC	47	60	108	134
Net amortization	(268)	(1,369)	(3,186)	(3,856)
Reimbursements from the FDIC	(477)	(1,067)	(1,701)	(3,640)
Ending balance	$7,465	$14,332	$7,465	$14,332

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2017	December 31, 2016
(Amounts in thousands)
Noninterest-bearing demand deposits	$452,940	$427,705
Interest-bearing deposits:
Interest-bearing demand deposits	393,244	378,339
Money market accounts	172,266	196,997
Savings deposits	337,934	326,263
Certificates of deposit	381,625	382,503
Individual retirement accounts	125,811	129,531
Total interest-bearing deposits	1,410,880	1,413,633
Total deposits	$1,863,820	$1,841,338

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2017		December 31, 2016
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$58,783	0.07%	$73,005	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
Long-term FHLB advances	50,000	4.00%	65,000	4.04%
Other borrowings
Subordinated debt	-	-	15,464	3.65%
Other debt	-		244
Total borrowings	$133,783		$178,713

The following schedule presents the contractual and weighted average maturities of long-term borrowings, by year, as of September 30, 2017:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2017	$-	$-	$-
2018	-	-	-
2019	25,000	-	25,000
2020	-	-	-
2021	-	50,000	50,000
2022 and thereafter	-	-	-
Total long-term borrowings	$25,000	$50,000	$75,000

Weighted average maturity (in years)	1.41	3.27	2.65

The FHLB may redeem callable advances at quarterly intervals, which could substantially shorten the advances’ lives. If called, the advance may be paid in full or converted into another FHLB credit product. Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure FHLB advances and letters of credit totaling $934.90 million as of September 30, 2017. Unused borrowing capacity with the FHLB totaled $446.30 million, net of FHLB letters of credit of $113.71 million, as of September 30, 2017. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of September 30, 2017:

	U.S. Treasury Securities	U.S. Agency Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
(Amounts in thousands)
Overnight and continuous	$5,240	$12,874	$37,953	$2,639	$58,706
Up to 30 days	-	-	-	-	-
30 - 90 days	-	-	-	-	-
Greater than 90 days	9,000	3,400	-	12,677	25,077
	$14,240	$16,274	$37,953	$15,316	$83,783

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

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2018. There was no outstanding balance on the line as of September 30, 2017, or December 31, 2016.

Note 9. Derivative Instruments and Hedging Activities

As of September 30, 2017, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company’s interest rate swap agreements include a ten-year, $1.28 million notional swap entered into in August 2017; a fourteen-year, $1.20 million notional swap entered into in March 2015; and a fifteen-year, $4.37 million notional swap entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of September 30, 2017. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2017			December 31, 2016
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,892	$-	$151	$4,835	$-	$167
Total derivatives	$5,892	$-	$151	$4,835	$-	$167

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2017	2016	2017	2016	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$23	$31	$64	$86	Interest and fees on loans
Total derivative expense	$23	$31	$64	$86

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Service cost	$57	$46	$173	$138
Interest cost	93	95	279	286
Amortization of prior service cost	57	57	171	170
Amortization of losses	8	12	23	35
Net periodic cost	$215	$210	$646	$629

Note 11. Accumulated Other Comprehensive Income

The following tables present the activity in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,302	$(1,303)	$(1)
Other comprehensive loss before reclassifications	(106)	(1)	(107)
Reclassified from AOCI	-	41	41
Other comprehensive (loss) income, net	(106)	40	(66)
Ending balance	$1,196	$(1,263)	$(67)

	Three Months Ended September 30, 2016
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(1,706)	$(1,311)	$(3,017)
Other comprehensive income (loss) before reclassifications	465	(2)	463
Reclassified from AOCI	2,881	43	2,924
Other comprehensive income, net	3,346	41	3,387
Ending balance	$1,640	$(1,270)	$370

	Nine Months Ended September 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(544)	$(1,467)	$(2,011)
Other comprehensive income before reclassifications	1,329	83	1,412
Reclassified from AOCI	411	121	532
Other comprehensive income, net	1,740	204	1,944
Ending balance	$1,196	$(1,263)	$(67)

	Nine Months Ended September 30, 2016
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(3,885)	$(1,362)	$(5,247)
Other comprehensive income (loss) before reclassifications	2,588	(36)	2,552
Reclassified from AOCI	2,937	128	3,065
Other comprehensive income, net	5,525	92	5,617
Ending balance	$1,640	$(1,270)	$370

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2017	2016	2017	2016	Line Item Affected
Available-for-sale securities
Loss (gain) recognized	$-	$(25)	$657	$53	Net gain (loss) on sale of securities
Credit-related OTTI recognized	-	4,635	-	4,646	Net impairment losses recognized in earnings
Reclassified out of AOCI, before tax	-	4,610	657	4,699	Income before income taxes
Income tax expense	-	1,729	246	1,762	Income tax expense
Reclassified out of AOCI, net of tax	-	2,881	411	2,937	Net income
Employee benefit plans
Amortization of prior service cost	57	57	171	170	(1)
Amortization of net actuarial benefit cost	8	12	23	35	(1)
Reclassified out of AOCI, before tax	65	69	194	205	Income before income taxes
Income tax expense	24	26	73	77	Income tax expense
Reclassified out of AOCI, net of tax	41	43	121	128	Net income
Total reclassified out of AOCI, net of tax	$41	$2,924	$532	$3,065	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Treasury securities	$36,964	$-	$36,964	$-
U.S. Agency securities	1,275	-	1,275	-
Municipal securities	104,907	-	104,907	-
Single issue trust preferred securities	8,962	-	8,962	-
Mortgage-backed Agency securities	22,243	-	22,243	-
Equity securities	73	55	18	-
Total available-for-sale securities	174,424	55	174,369	-
Fair value loans	5,758	-	5,758	-
Deferred compensation assets	3,330	3,330	-	-
Deferred compensation liabilities	3,330	3,330	-	-
IRLCs	-	-	-	-
Derivative liabilities	151	-	151	-

	December 31, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$1,345	$-	$1,345	$-
Municipal securities	113,331	-	113,331	-
Single issue trust preferred securities	19,939	-	19,939	-
Mortgage-backed Agency securities	30,891	-	30,891	-
Equity securities	73	55	18	-
Total available-for-sale securities	165,579	55	165,524	-
Fair value loans	4,701	-	4,701	-
Deferred compensation assets	3,224	3,224	-	-
Deferred compensation liabilities	3,224	3,224	-	-
Derivative liabilities	167	-	167	-

No changes in valuation techniques or transfers into or out of Level 3 of the fair value hierarchy occurred during the three and nine months ended September 30, 2017 or 2016.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$6,757	$-	$-	$6,757
OREO, non-covered	2,293	-	-	2,293
OREO, covered	54	-	-	54

	December 31, 2016
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$4,078	$-	$-	$4,078
OREO, non-covered	5,109	-	-	5,109
OREO, covered	265	-	-	265

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	September 30, 2017				December 31, 2016

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	2%	to	63%	(18%)	3%	to	39%	(17%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	62%	(28%)	0%	to	88%	(30%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	0%	to	65%	(56%)	0%	to	44%	(40%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$105,119	$105,119	$105,119	$-	$-
Securities available for sale	174,424	174,424	55	174,369	-
Securities held to maturity	25,182	25,226	-	25,226	-
Loans held for investment, net of allowance	1,818,515	1,792,719	-	5,758	1,786,961
FDIC indemnification asset	7,465	4,548	-	-	4,548
Interest receivable	5,156	5,156	-	5,156	-
Deferred compensation assets	3,330	3,330	3,330	-	-

Liabilities
Demand deposits	452,940	452,940	-	452,940	-
Interest-bearing demand deposits	393,244	393,244	-	393,244	-
Savings deposits	510,200	510,200	-	510,200	-
Time deposits	507,436	503,332	-	503,332	-
Securities sold under agreements to repurchase	83,783	84,315	-	84,315	-
Interest payable	1,085	1,085	-	1,085	-
FHLB and other borrowings	50,000	53,402	-	53,402	-
Derivative financial liabilities	151	151	-	151	-
Deferred compensation liabilities	3,330	3,330	3,330	-	-

	December 31, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,307	$76,307	$76,307	$-	$-
Securities available for sale	165,579	165,579	55	165,524	-
Securities held to maturity	47,133	47,266	-	47,266	-
Loans held for investment, net of allowance	1,835,000	1,805,999	-	4,701	1,801,298
FDIC indemnification asset	12,173	8,112	-	-	8,112
Interest receivable	5,553	5,553	-	5,553	-
Deferred compensation assets	3,224	3,224	3,224	-	-

Liabilities
Demand deposits	427,705	427,705	-	427,705	-
Interest-bearing demand deposits	378,339	378,339	-	378,339	-
Savings deposits	523,260	523,260	-	523,260	-
Time deposits	512,034	507,917	-	507,917	-
Securities sold under agreements to repurchase	98,005	98,879	-	98,879	-
Interest payable	1,280	1,280	-	1,280	-
FHLB and other borrowings	80,708	83,551	-	83,551	-
Derivative financial liabilities	167	167	-	167	-
Deferred compensation liabilities	3,224	3,224	3,224	-	-

Note 13. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
(Amounts in thousands, except share and per share data)
Net income	$7,652	$6,383	$20,272	$18,722
Dividends on preferred stock	-	-	-	-
Net income available to common shareholders	$7,652	$6,383	$20,272	$18,722

Weighted average common shares outstanding, basic	17,005,654	17,031,074	17,005,350	17,433,406
Dilutive effect of potential common shares
Stock options	49,739	38,746	50,140	31,856
Restricted stock	27,336	13,706	21,468	9,949
Total dilutive effect of potential common shares	77,075	52,452	71,608	41,805
Weighted average common shares outstanding, diluted	17,082,729	17,083,526	17,076,958	17,475,211

Basic earnings per common share	$0.45	$0.37	$1.19	$1.07
Diluted earnings per common share	0.45	0.37	1.19	1.07

Antidilutive potential common shares
Stock options	71,592	127,789	75,868	127,789
Total potential antidilutive shares	71,592	127,789	75,868	127,789

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2017	December 31, 2016
(Amounts in thousands)
Commitments to extend credit	$245,978	$261,801
Standby letters of credit and financial guarantees(1)	118,318	83,900
Total off-balance sheet risk	364,296	345,701

Reserve for unfunded commitments	$66	$326

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

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2017, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers commercial and personal insurance services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. As of September 30, 2017, FCIS operated 6 in-branch locations in Virginia and West Virginia. The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Revenues consist primarily of commissions on assets under management and investment advisory fees. As of September 30, 2017, the Trust Division and FCWM managed $936 million in combined assets under various fee-based arrangements as fiduciary or agent.

Our acquisition and divestiture activity during the nine months ended September 30, 2017, and year ended December 31, 2016, included the sale of Greenpoint Insurance Agency Inc. on October 1, 2016, and the simultaneous sale of six branches to and purchase of seven branches from First Bank on July 15, 2016.

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

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2017, and financial condition as of September 30, 2017, include the following:

●

Net income available to common shareholders increased $1.27 million, or 19.88%, to $7.65 million and diluted earnings per share increased $0.08, or 21.62%, to $0.45 for the third quarter of 2017 compared to the same quarter of 2016.

●	Net interest margin increased 30 basis points to 4.25%, and normalized net interest margin increased 23 basis points to 4.00% for the third quarter of 2017 compared to the same quarter of 2016.
●	The Company’s book value per common share increased $0.81 to $20.76 compared to December 31, 2016.
●	The Company significantly exceeds regulatory “well capitalized” targets as of September 30, 2017.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Amounts in thousands, except	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
per share data)
Net income	$7,652	$6,383	$1,269	19.88%	$20,272	$18,722	$1,550	8.28%
Net income available to common shareholders	7,652	6,383	1,269	19.88%	20,272	18,722	1,550	8.28%

Basic earnings per common share	0.45	0.37	0.08	21.62%	1.19	1.07	0.12	11.21%
Diluted earnings per common share	0.45	0.37	0.08	21.62%	1.19	1.07	0.12	11.21%

Return on average assets	1.29%	1.03%	0.26%	25.24%	1.14%	1.01%	0.13%	12.87%
Return on average common equity	8.61%	7.58%	1.03%	13.59%	7.80%	7.40%	0.40%	5.41%

Three-Month Comparison. Net income increased in the third quarter of 2017 due to a decrease in noninterest expense and increases in noninterest and net interest income. These changes were offset by increases in the provision for loan losses and income tax.

Nine-Month Comparison. Net income increased in the first nine months of 2017 due to a decrease in noninterest expense and an increase in net interest income. These changes were offset by a decrease in noninterest income and increases in the provision for loan losses and income tax.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below.

The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended September 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,843,612	$22,765	4.90%	$1,820,899	$21,974	4.80%
Securities available for sale	157,038	1,373	3.47%	266,162	1,941	2.90%
Securities held to maturity	25,199	106	1.67%	72,210	189	1.04%
Interest-bearing deposits	73,802	275	1.48%	19,025	26	0.54%
Total earning assets	2,099,651	24,519	4.63%	2,178,296	24,130	4.41%
Other assets	258,763			282,310
Total assets	$2,358,414			$2,460,606

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$384,594	$89	0.09%	$337,893	$60	0.07%
Savings deposits	518,355	43	0.03%	523,503	62	0.05%
Time deposits	509,251	1,143	0.89%	529,344	1,011	0.76%
Total interest-bearing deposits	1,412,200	1,275	0.36%	1,390,740	1,133	0.32%
Borrowings
Federal funds purchased	-	-	-	3,696	6	0.65%
Retail repurchase agreements	58,194	10	0.07%	64,385	12	0.07%
Wholesale repurchase agreements	25,000	203	3.22%	50,000	473	3.76%
FHLB advances and other borrowings	50,000	511	4.05%	133,838	876	2.60%
Total borrowings	133,194	724	2.16%	251,919	1,367	2.16%
Total interest-bearing liabilities	1,545,394	1,999	0.51%	1,642,659	2,500	0.61%
Noninterest-bearing demand deposits	440,227			462,588
Other liabilities	20,101			20,462
Total liabilities	2,005,722			2,125,709
Stockholders' equity	352,692			334,897
Total liabilities and stockholders' equity	$2,358,414			$2,460,606
Net interest income, FTE		$22,520			$21,630
Net interest rate spread			4.12%			3.80%
Net interest margin			4.25%			3.95%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Nine Months Ended September 30,
	2017			2016
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,841,981	$67,645	4.91%	$1,775,744	$65,836	4.95%
Securities available for sale	162,198	4,312	3.55%	318,891	6,403	2.68%
Securities held to maturity	35,578	382	1.44%	72,350	575	1.06%
Interest-bearing deposits	66,069	655	1.33%	13,288	55	0.55%
Total earning assets	2,105,826	72,994	4.63%	2,180,273	72,869	4.47%
Other assets	264,333			287,784
Total assets	$2,370,159			$2,468,057

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$384,265	$301	0.10%	$339,920	$177	0.07%
Savings deposits	523,219	114	0.03%	533,799	191	0.05%
Time deposits	513,072	3,259	0.85%	527,056	2,966	0.75%
Total interest-bearing deposits	1,420,556	3,674	0.35%	1,400,775	3,334	0.32%
Borrowings
Federal funds purchased	2	-	0.00%	5,393	26	0.64%
Retail repurchase agreements	61,951	31	0.07%	69,347	37	0.07%
Wholesale repurchase agreements	25,000	602	3.22%	50,000	1,410	3.77%
FHLB advances and other borrowings	57,357	1,754	4.09%	124,803	2,578	2.76%
Total borrowings	144,310	2,387	2.21%	249,543	4,051	2.17%
Total interest-bearing liabilities	1,564,866	6,061	0.52%	1,650,318	7,385	0.60%
Noninterest-bearing demand deposits	435,825			457,250
Other liabilities	21,905			22,581
Total liabilities	2,022,596			2,130,149
Stockholders' equity	347,563			337,908
Total liabilities and stockholders' equity	$2,370,159			$2,468,057
Net interest income, FTE		$66,933			$65,484
Net interest rate spread			4.11%			3.87%
Net interest margin			4.25%			4.01%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2017 Compared to 2016				September 30, 2017 Compared to 2016
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$816	$1,336	$(1,361)	$791	$2,456	$(563)	$(84)	$1,809
Securities available-for-sale	(2,368)	1,130	670	(568)	(3,146)	2,081	(1,026)	(2,091)
Securities held-to-maturity	(366)	339	(56)	(83)	(292)	202	(103)	(193)
Interest-bearing deposits with other banks	223	133	(107)	249	218	77	305	600
Total interest earning assets	(1,695)	2,938	(854)	389	(764)	1,797	(908)	125

Interest paid on(1)
Demand deposits	25	53	(49)	29	23	89	12	124
Savings deposits	(2)	(56)	39	(19)	(4)	(75)	2	(77)
Time deposits	(114)	517	(271)	132	(79)	385	(13)	293
Federal funds purchased	(18)	(18)	30	(6)	(26)	-	-	(26)
Retail repurchase agreements	(3)	(3)	4	(2)	(4)	(2)	-	(6)
Wholesale repurchase agreements	(704)	(203)	637	(270)	(705)	(205)	102	(808)
FHLB advances and other borrowings	(1,633)	1,452	(184)	(365)	(1,393)	1,241	(672)	(824)
Total interest-bearing liabilities	(2,449)	1,742	206	(501)	(2,188)	1,433	(569)	(1,324)

Change in net interest income(1)	$754	$1,196	$(1,060)	$890	$1,424	$364	$(339)	$1,449

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following tables present the net interest analysis on a FTE basis excluding the impact of non-cash purchase accounting accretion from acquired loan portfolios for the periods indicated:

	Three Months Ended September 30,
	2017		2016
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$22,765	4.90%	$21,974	4.80%
Accretion income	1,925		1,683
Less: cash accretion income	548		699
Non-cash accretion income	1,377		984
Loans, normalized(3)	21,388	4.60%	20,990	4.59%
Other earning assets	1,754	2.72%	2,156	2.40%
Total earning assets	23,142	4.37%	23,146	4.23%
Total interest-bearing liabilities	1,999	0.51%	2,500	0.61%
Net interest income, FTE(3)	$21,143		$20,646
Net interest rate spread, normalized(3)		3.86%		3.62%
Net interest margin, normalized(3)		4.00%		3.77%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

	Nine Months Ended September 30,
	2017		2016
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$67,645	4.91%	$65,836	4.95%
Accretion income	6,243		6,183
Less: cash accretion income	1,986		2,290
Non-cash accretion income	4,257		3,893
Loans, normalized(3)	63,388	4.60%	61,943	4.66%
Other earning assets	5,349	2.71%	7,033	2.32%
Total earning assets	68,737	4.36%	68,976	4.23%
Total interest-bearing liabilities	6,061	0.52%	7,385	0.60%
Net interest income, FTE(3)	$62,676		$61,591
Net interest rate spread, normalized(3)		3.84%		3.63%
Net interest margin, normalized(3)		3.98%		3.77%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 75.55% of total net interest and noninterest income in the third quarter of 2017 compared to 78.18% in the same quarter of 2016. Net interest income on a GAAP basis increased $929 thousand, or 4.40%, and net interest income on a FTE basis increased $890 thousand, or 4.11%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 23 basis points compared to an increase of 30 basis points on a FTE basis. Normalized net interest spread increased 24 basis points compared to an increase of 32 basis points on a FTE basis.

Average earning assets decreased $78.65 million, or 3.61%, primarily due to a decrease in investment securities offset by loan growth and an increase in interest-bearing deposits. The normalized yield on earning assets increased 14 basis points compared to an increase of 22 basis points on a GAAP basis. Average loans increased $22.71 million, or 1.25%, and the average loan to deposit ratio increased to 99.52% from 98.25%. The normalized yield on loans increased 1 basis point compared to an increase of 10 basis points on a GAAP basis. Non-cash accretion income increased $393 thousand, or 39.94%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $97.27 million, or 5.92%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 10 basis points, largely driven by a decrease in the average balance of borrowings. Average borrowings decreased $118.73 million, or 47.13%, largely due to an $83.84 million, or 62.64%, decrease in average FHLB advances and other borrowings, a $25.00 million, or 50.00%, decrease in average wholesale repurchase agreements, a $6.19 million, or 9.62%, decrease in average retail repurchase agreements, and a $3.70 million decrease in average federal funds purchased. Average interest-bearing deposits increased $21.46 million, or 1.54%, which was driven by a $46.70 million, or 13.82%, increase in average interest-bearing demand deposits offset by a $20.09 million, or 3.80%, decrease in average time deposits, and a $5.15 million, or 0.98%, decrease in average savings deposits, which include money market and savings accounts.

Nine-Month Comparison. Net interest income comprised 78.16% of total net interest and noninterest income in the first nine months of 2017 compared to 75.42% in the same period of 2016. Net interest income on a GAAP basis increased $1.56 million, or 2.44%, and net interest income on a FTE basis increased $1.45 million, or 2.21%. Normalized net interest margin increased 21 basis points compared to an increase of 24 basis points on a FTE basis. Normalized net interest spread increased 21 basis points compared to an increase of 24 basis points on a FTE basis.

Average earning assets decreased $74.45 million, or 3.41%, primarily due to a decrease in investment offset by loan growth and an increase in interest-bearing deposits. The normalized yield on earning assets increased 13 basis points compared to an increase of 16 basis points on a GAAP basis. Average loans increased $66.24 million, or 3.73%, and the average loan to deposit ratio increased to 99.22% from 95.57%. The normalized yield on loans decreased 6 basis points compared to a decrease of 4 basis points on a GAAP basis. Non-cash accretion income increased $364 thousand, or 9.35%, as the effect of accretion income continued to decline from acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $85.45 million, or 5.18%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 8 basis points, largely driven by a decrease in the average balance of borrowings. Average borrowings decreased $105.23 million, or 42.17%, largely due to a $67.45 million, or 54.04%, decrease in average FHLB advances and other borrowings, a $25.00 million, or 50.00%, decrease in average wholesale repurchase agreements, a $7.40 million, or 10.67%, decrease in average retail repurchase agreements, and a $5.39 million, or 99.96%, decrease in average federal funds purchased. Average interest-bearing deposits increased $19.78 million, or 1.41%, which was driven by a $44.35 million, or 13.05%, increase in average interest-bearing demand deposits offset by a $13.98 million, or 2.65%, decrease in average time deposits, and a $10.58 million, or 1.98%, decrease in average savings deposits, which include money market and savings accounts.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $1.88 million to $730 thousand in the third quarter of 2017 compared to a recovery of $1.15 million in the same quarter of 2016, which was attributed to the reversal of $1.35 million in loan loss provisions related to loans divested in the First Bank transaction during the third quarter of 2016. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Nine-Month Comparison. The provision charged to operations increased $1.40 million to $2.16 million in the first nine months of 2017 compared to the same period of 2016, which was attributed to the reversal of $1.35 million in loan loss provisions related to loans divested in the First Bank transaction during the third quarter of 2016.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$758	$653	$105	16.08%	$2,339	$2,147	$192	8.94%
Service charges on deposits	3,605	3,494	111	3.18%	10,078	10,146	(68)	-0.67%
Other service charges and fees	2,141	2,024	117	5.78%	6,387	6,088	299	4.91%
Insurance commissions	306	1,592	(1,286)	-80.78%	1,004	5,383	(4,379)	-81.35%
Net impairment losses recognized in earnings	-	(4,635)	4,635	-100.00%	-	(4,646)	4,646	-100.00%
Net loss on sale of securities	-	25	(25)	-100.00%	(657)	(53)	(604)	1139.62%
Net FDIC indemnification asset amortization	(268)	(1,369)	1,101	-80.42%	(3,186)	(3,856)	670	-17.38%
Net gain on divestiture	-	3,065	(3,065)	-100.00%	-	3,065	(3,065)	-100.00%
Other operating income	593	1,046	(453)	-43.31%	2,336	2,554	(218)	-8.54%
Total noninterest income	$7,135	$5,895	$1,240	21.03%	$18,301	$20,828	$(2,527)	-12.13%

Three-Month Comparison. Noninterest income comprised 24.45% of total net interest and noninterest income in the third quarter of 2017 compared to 21.82% in the same quarter of 2016. Noninterest income increased $1.24 million, or 21.03%, primarily due to net impairment losses recognized in the third quarter of 2016 and the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage expired June 30, 2017, for commercial loans. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. These changes were offset by a decrease in insurance commissions resulting from the Greenpoint divestiture in the fourth quarter of 2016 and a net gain on the divestiture of six bank branches to First Bank in the third quarter of 2016. Excluding the impact from impairment losses, sales of securities and branches, net FDIC indemnification asset amortization, and net gain on divestiture, noninterest income decreased $1.33 million, or 15.22%, to $7.40 million in the third quarter of 2017, from $8.73 million in the same quarter of 2016. The decrease was due primarily to a $1.29 million decrease in insurance commissions resulting from the Greenpoint divestiture.

Nine-Month Comparison. Noninterest income comprised 21.84% of total net interest and noninterest income in the first nine months of 2017 compared to 24.58% in the same period of 2016. Noninterest income decreased $2.53 million, or 12.13%, primarily due to a decrease in insurance commissions resulting from the Greenpoint divestiture in the fourth quarter of 2016 and a net gain on the divestiture of six bank branches to First Bank in the third quarter of 2016 offset by net impairment losses recognized in the third quarter of 2016. See Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report. Net negative amortization related to the FDIC indemnification asset decreased due to additional reserve provisions as loss share coverage expired June 30, 2017, for commercial loans. Excluding the impact from impairment losses, sales of securities and branches, net FDIC indemnification asset amortization, net gain on divestiture, and bank owned life insurance proceeds, noninterest income decreased $4.19 million, or 16.20%, to $21.69 million in the first nine months of 2017, from $25.88 million in the same period of 2016. The decrease was due primarily to a $4.38 million decrease in insurance commissions resulting from the Greenpoint divestiture.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase	%
	2017	2016	(Decrease)	% Change	2017	2016	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$9,137	$9,828	$(691)	-7.03%	$27,178	$30,501	$(3,323)	-10.89%
Occupancy expense	1,082	1,249	(167)	-13.37%	3,671	4,139	(468)	-11.31%
Furniture and equipment expense	1,133	1,066	67	6.29%	3,311	3,271	40	1.22%
Amortization of intangibles	266	316	(50)	-15.82%	790	871	(81)	-9.30%
FDIC premiums and assessments	227	363	(136)	-37.47%	698	1,109	(411)	-37.06%
Merger, acquisition, and divestiture expense	-	226	(226)	-100.00%	-	675	(675)	-100.00%
Other operating expense	5,064	5,509	(445)	-8.08%	15,802	15,527	275	1.77%
Total noninterest expense	$16,909	$18,557	$(1,648)	-8.88%	$51,450	$56,093	$(4,643)	-8.28%

Three-Month Comparison. Noninterest expense decreased $1.65 million, or 8.88%, in the third quarter of 2017 compared to the same quarter of 2016, which was largely due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased as full-time equivalent employees, calculated using the number of hours worked, decreased to 569 as of September 30, 2017, from 624 as of September 30, 2016, primarily due to the First Bank and Greenpoint transactions that occurred during the second half of 2016. We incurred expenses totaling $226 thousand related to the branch exchange with First Bank during the third quarter of 2016. Occupancy, furniture, and equipment expense decreased $100 thousand, or 4.32%, due to branch closures and divestitures that occurred during the prior year. Other operating expense included a $421 thousand increase in legal fees, a $146 thousand increase in property writedowns, and a $369 thousand increase in the net loss on sales and expenses related to other real estate owned (“OREO”) to $647 thousand from $278 thousand in the third quarter of 2016. These increases were offset by decreases in office supplies expense, other service fees, nonemployee compensation, and consulting fees.

Nine-Month Comparison. Noninterest expense decreased $4.64 million, or 8.28%, in the first nine months of 2017 compared to the same period of 2016, which was largely due to a decrease in salaries and employee benefits. Salaries and employee benefits decreased primarily due to the First Bank and Greenpoint transactions that occurred during the second half of 2016. We incurred expenses totaling $675 thousand related to the First Bank branch exchange during the first nine months of 2016. Occupancy, furniture, and equipment expense decreased $428 thousand, or 5.78%, due to branch closures and divestitures that occurred during the prior year. Other operating expense included a $467 thousand increase in legal fees which were offset by a $48 thousand decrease in the net loss on sales and expenses related to OREO to $1.19 million from $1.24 million in the first nine months of 2016.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. Income tax expense increased $664 thousand, or 20.56%, and the effective tax rate increased 13 basis points to 33.73% in the third quarter of 2017 compared to the same quarter of 2016. The increase in the effective tax rate was largely due to a decrease in tax-exempt revenue.

Nine-Month Comparison. Income tax expense increased $727 thousand, or 7.92%, and the effective tax rate decreased 7 basis points to 32.83% in the first nine months of 2017 compared to the same period of 2016. The decrease in the effective tax rate was largely due to an increase in tax-exempt revenue.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
(Amounts in thousands)
Net interest income, GAAP	$22,050	$21,121	$65,485	$63,923
FTE adjustment(1)	470	509	1,448	1,561
Net interest income, FTE	22,520	21,630	66,933	65,484
Less: non-cash accretion income(2)	1,377	984	4,257	3,893
Net interest income, normalized	$21,143	$20,646	$62,676	$61,591

Net interest margin, GAAP	4.17%	3.85%	4.15%	3.91%
FTE adjustment(1)	0.08%	0.08%	0.10%	0.09%
Net interest margin, FTE	4.25%	3.95%	4.25%	4.01%
Less: non-cash accretion income(2)	0.25%	0.18%	0.27%	0.24%
Net interest margin, normalized	4.00%	3.77%	3.98%	3.77%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Includes non-cash purchase accounting accretion income from acquired loan portfolios

Financial Condition

Total assets as of September 30, 2017, decreased $11.62 million, or 0.49%, to $2.37 billion from $2.39 billion as of December 31, 2016. Total liabilities as of September 30, 2017, decreased $25.20 million, or 1.23%, to $2.02 billion from $2.05 billion as of December 31, 2016.

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

Available-for-sale securities as of September 30, 2017, increased $8.85 million, or 5.34%, compared to December 31, 2016, primarily due to the purchase of U.S. Treasury securities offset by the maturity and sale of municipal, single-issue trust preferred, and mortgage-backed Agency securities. The market value of securities available for sale as a percentage of amortized cost was 101.11% as of September 30, 2017, compared to 99.48% as of December 31, 2016. Held-to-maturity securities as of September 30, 2017, decreased $21.95 million, or 46.57%, compared to December 31, 2016, primarily due to the maturity of U.S. Agency securities. The market value of securities held to maturity as a percentage of amortized cost was 100.17% as of September 30, 2017, compared to 100.28% as of December 31, 2016.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three and nine months ended September 30, 2017. We recognized credit-related OTTI charges in earnings associated with debt securities of $4.64 million during the three and nine months ended September 30, 2016, due to our change in intent to hold certain trust preferred securities to recovery. We recognized no OTTI charges in earnings associated with equity securities for the three and nine months ended September 30, 2017, or the three months ended September 30, 2016. We recognized OTTI charges in earnings associated with certain equity securities of $11 thousand for the nine months ended September 30, 2016. For additional information, see Note 2, “Investment Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of September 30, 2017, decreased $15.23 million, or 0.82%, compared to December 31, 2016, primarily due to a $25.71 million, or 45.10%, decrease in covered loans as the covered Waccamaw portfolio continues to run off. The decrease was offset by a $10.48 million, or 0.58%, increase in non-covered loans driven by the commercial construction and non-farm, non-real estate commercial segments. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$72,952	3.97%	$56,948	3.07%	$49,799	2.71%
Commercial and industrial	90,184	4.91%	92,204	4.98%	90,362	4.92%
Multi-family residential	125,997	6.86%	134,228	7.24%	127,468	6.94%
Single family non-owner occupied	143,213	7.79%	142,965	7.72%	144,023	7.84%
Non-farm, non-residential	613,380	33.38%	598,674	32.31%	596,015	32.46%
Agricultural	6,096	0.33%	6,003	0.32%	5,786	0.32%
Farmland	27,897	1.52%	31,729	1.71%	31,974	1.74%
Total commercial loans	1,079,719	58.76%	1,062,751	57.35%	1,045,427	56.93%
Consumer real estate loans
Home equity lines	102,888	5.60%	106,361	5.74%	108,108	5.89%
Single family owner occupied	501,242	27.27%	500,891	27.03%	497,695	27.10%
Owner occupied construction	47,034	2.56%	44,535	2.41%	43,925	2.39%
Total consumer real estate loans	651,164	35.43%	651,787	35.18%	649,728	35.38%
Consumer and other loans
Consumer loans	70,695	3.85%	77,445	4.18%	76,363	4.16%
Other	4,856	0.26%	3,971	0.21%	3,029	0.16%
Total consumer and other loans	75,551	4.11%	81,416	4.39%	79,392	4.32%
Total non-covered loans	1,806,434	98.30%	1,795,954	96.92%	1,774,547	96.63%
Total covered loans	31,287	1.70%	56,994	3.08%	61,837	3.37%
Total loans held for investment, net of unearned income	1,837,721	100.00%	1,852,948	100.00%	1,836,384	100.00%
Less: allowance for loan losses	19,206		17,948		19,633
Total loans held for investment, net of unearned income and allowance	$1,818,515		$1,835,000		$1,816,751

The following table presents covered loans, by loan class, as of the dates indicated:

	September 30, 2017		December 31, 2016		September 30, 2016
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$40	0.13%	$4,570	8.02%	$4,699	7.60%
Commercial and industrial	-	0.00%	895	1.57%	941	1.52%
Multi-family residential	-	0.00%	8	0.01%	43	0.07%
Single family non-owner occupied	292	0.93%	962	1.69%	1,328	2.15%
Non-farm, non-residential	10	0.03%	7,512	13.18%	8,312	13.44%
Agricultural	-	0.00%	25	0.04%	26	0.04%
Farmland	-	0.00%	397	0.70%	412	0.67%
Total commercial loans	342	1.09%	14,369	25.21%	15,761	25.49%
Consumer real estate loans
Home equity lines	26,850	85.82%	35,817	62.84%	38,737	62.64%
Single family owner occupied	4,095	13.09%	6,729	11.81%	7,058	11.41%
Owner occupied construction	-	0.00%	-	0.00%	201	0.33%
Total consumer real estate loans	30,945	98.91%	42,546	74.65%	45,996	74.38%
Consumer and other loans
Consumer loans	-	0.00%	79	0.14%	80	0.13%
Total covered loans	$31,287	100.00%	$56,994	100.00%	$61,837	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2017	December 31, 2016	September 30, 2016
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$18,942	$15,854	$17,487
Accruing loans past due 90 days or more	-	-	62
TDRs(1)	141	114	115
Total nonperforming loans	19,083	15,968	17,664
Non-covered OREO	3,543	5,109	4,052
Total non-covered nonperforming assets	$22,626	$21,077	$21,716

Covered nonperforming
Nonaccrual loans	$420	$608	$688
Total nonperforming loans	420	608	688
Covered OREO	54	276	2,437
Total covered nonperforming assets	$474	$884	$3,125

Total nonperforming
Nonaccrual loans	$19,362	$16,462	$18,175
Accruing loans past due 90 days or more	-	-	62
TDRs(1)	141	114	115
Total nonperforming loans	19,503	16,576	18,352
OREO	3,597	5,385	6,489
Total nonperforming assets	$23,100	$21,961	$24,841

Additional Information
Performing TDRs(2)	$8,101	$12,838	$13,336
Total TDRs(3)	8,242	12,952	13,451

Non-covered ratios
Nonperforming loans to total loans	1.06%	0.89%	1.00%
Nonperforming assets to total assets	0.97%	0.90%	0.91%
Non-PCI allowance to nonperforming loans	100.64%	112.32%	111.08%
Non-PCI allowance to total loans	1.06%	1.00%	1.11%

Total ratios
Nonperforming loans to total loans	1.06%	0.89%	1.00%
Nonperforming assets to total assets	0.97%	0.92%	1.01%
Allowance for loan losses to nonperforming loans	98.48%	108.28%	106.98%
Allowance for loan losses to total loans	1.05%	0.97%	1.07%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $15 thousand, $224 thousand, and $268 thousand for the periods ended September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.50 million, $1.06 million, and $1.04 million for the periods ended September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $1.52 million, $1.28 million, and $1.31 million for the periods ended September 30, 2017, December 31, 2016, and September 30, 2016, respectively.

Non-covered nonperforming assets as of September 30, 2017, increased $1.55 million, or 7.35%, from December 31, 2016, primarily due to an increase in non-covered nonaccrual loans. Non-covered nonaccrual loans as of September 30, 2017, increased $3.09 million, or 19.48%, from December 31, 2016. As of September 30, 2017, non-covered nonaccrual loans were largely attributed to single family owner occupied (60.80%) and non-farm, non-residential (17.70%) loans. As of September 30, 2017, approximately $833 thousand, or 4.40%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $25.10 million as of September 30, 2017, an increase of $88 thousand, or 0.35%, compared to $25.02 million as of December 31, 2016. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.40% as of September 30, 2017, which includes past due loans (0.34%) and nonaccrual loans (1.06%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after nine months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2017, decreased $4.71 million, or 36.37%, to $8.24 million from December 31, 2016. Nonperforming accruing TDRs as of September 30, 2017, increased $27 thousand, or 23.68%, to $141 thousand compared to December 31, 2016. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 1.71% as of September 30, 2017, compared to 0.88% as of December 31, 2016. Specific reserves on TDRs totaled $707 thousand as of September 30, 2017, compared to $670 thousand as of December 31, 2016.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.57 million, or 30.65%, as of September 30, 2017, compared to December 31, 2016. Non-covered OREO consisted of 26 properties with an average holding period of 13 months as of September 30, 2017. The net loss on the sale of OREO totaled $522 thousand for the three months ended September 30, 2017, compared to $184 thousand for the same period of the prior year, and $943 thousand for the nine months ended September 30, 2017, compared to $1.00 million for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2017			2016
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$5,109	$276	$5,385	$4,873	$4,034	$8,907
Additions	1,256	26	1,282	2,452	1,200	3,652
Disposals	(2,169)	(218)	(2,387)	(2,561)	(2,131)	(4,692)
Valuation adjustments	(653)	(30)	(683)	(712)	(666)	(1,378)
Ending balance	$3,543	$54	$3,597	$4,052	$2,437	$6,489

 Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2016, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of September 30, 2017; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of September 30, 2017, increased $1.26 million, or 7.01%, from December 31, 2016. The increase was largely attributed to a $1.00 million increase in unallocated reserves combined with a $641 thousand increase in specific reserves on impaired loans. The non-PCI allowance as a percent of non-covered loans totaled 1.06% as of September 30, 2017, compared to 1.00% as of December 31, 2016. PCI loans were aggregated into five loan pools as of September 30, 2017, and December 31, 2016: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of September 30, 2017, compared to one impaired PCI loan pool with a cumulative impairment of $12 thousand as of December 31, 2016. We recorded a net charge-off of $410 thousand for the three months ended September 30, 2017, compared to a net charge-off of $312 thousand in the same period of the prior year, largely due to an increase in recoveries in the commercial loan segment in 2016. We recorded a net charge-off of $898 thousand for the nine months ended September 30, 2017, compared to a net charge-off of $1.35 million in the same period of the prior year, largely due to an overall reduction in charge-offs for commercial and consumer real estate loans offset by an increase in recoveries in the commercial loan segment in 2016.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Three Months Ended September 30,
	2017			2016
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,878	$8	$18,886	$21,087	$12	$21,099
Provision for (recovery of) loan losses	738	(8)	730	(1,154)	-	(1,154)
Benefit attributable to the FDIC indemnification asset	-	-	-	-	-	-
Provision for (recovery of) loan losses charged to operations	738	(8)	730	(1,154)	-	(1,154)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-	-	-
Charge-offs	(717)	-	(717)	(772)	-	(772)
Recoveries	307	-	307	460	-	460
Net charge-offs	(410)	-	(410)	(312)	-	(312)
Ending balance	$19,206	$-	$19,206	$19,621	$12	$19,633

	Nine Months Ended September 30,
	2017			2016
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$17,936	$12	$17,948	$20,179	$54	$20,233
Provision for (recovery of) loan losses	2,168	(12)	2,156	796	(42)	754
Benefit attributable to the FDIC indemnification asset	-	-	-	-	1	1
Provision for (recovery of) loan losses charged to operations	2,168	(12)	2,156	796	(41)	755
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-	(1)	(1)
Charge-offs	(1,976)	-	(1,976)	(2,691)	-	(2,691)
Recoveries	1,078	-	1,078	1,337	-	1,337
Net charge-offs	(898)	-	(898)	(1,354)	-	(1,354)
Ending balance	$19,206	$-	$19,206	$19,621	$12	$19,633

Deposits

Total deposits as of September 30, 2017, increased $22.48 million, or 1.22%, compared to December 31, 2016. Noninterest-bearing deposits increased $25.24 million and interest-bearing deposits increased $14.91 million while savings deposits, which include money market accounts and savings accounts, decreased $13.06 million; and time deposits, which include certificates of deposit and individual retirement accounts, decreased $4.60 as of September 30, 2017, compared to December 31, 2016.

Borrowings

Total borrowings as of September 30, 2017, decreased $44.93 million, or 25.14%, compared to December 31, 2016. Short-term borrowings consisted of retail repurchase agreements, which decreased $14.22 million, or 19.48%, while the weighted average rate remained constant at 0.07%, as of September 30, 2017, and December 31, 2016.

Long-term borrowings consisted of wholesale repurchase agreements and FHLB borrowings, including convertible and callable advances as of September 30, 2017. Wholesale repurchase agreements totaled $25.00 million with a weighted average rate of 3.18% as of September 30, 2017, and December 31, 2016. Long-term FHLB borrowings decreased $15.00 million, or 23.08%, to $50.00 million and the weighted average rate decreased 4 basis points to 4.00% as of September 30, 2017, compared to December 31, 2016. The decrease was due to a $15.00 million convertible advance with a 4.15% rate that matured on May 4, 2017. The Company redeemed all of its trust preferred securities on January 9, 2017, resulting in a decrease of $15.46 million in subordinated debt.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2017, the Company’s cash reserves and investment securities totaled $13.84 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of September 30, 2017. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2017, our unencumbered cash totaled $105.12 million, unused borrowing capacity from the FHLB totaled $446.30 million, available credit from the FRB Discount Window totaled $6.15 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $73.74 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
(Amounts in thousands)
Net cash provided by operating activities	$25,877	$34,790
Net cash provided by investing activities	34,999	39,572
Net cash used in financing activities	(32,064)	(60,220)
Net increase in cash and cash equivalents	28,812	14,142
Cash and cash equivalents at beginning of period	76,307	51,787
Cash and cash equivalents at end of period	$105,119	$65,929

Cash and cash equivalents increased $28.81 million for the nine months ended September 30, 2017, compared to an increase of $14.14 million for the same period of the prior year primarily due to financing activities. Net cash used in financing activities decreased $28.16 million for the nine months ended September 30, 2017, compared to the same period of the prior year primarily due to a decline in interest-bearing deposit runoff and treasury stock repurchases offset by the maturity and repayment of FHLB and other borrowings. Net cash provided by operating activities decreased $8.91 million for the nine months ended September 30, 2017, compared to the same period of the prior year. Net cash provided by investing activities decreased $4.57 million for the nine months ended September 30, 2017, compared to the same period of the prior year, which was largely due to a decrease in loan originations offset by a decrease in proceeds from sales and maturities of available-for-sale securities.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2017, increased $13.58 million, or 4.01%, to $352.64 million from $339.06 million as of December 31, 2016. The change in stockholders’ equity was largely due to net income of $20.27 million and other comprehensive income (“OCI”) of $1.94 million offset by dividends declared on our common stock of $8.50 million and repurchased treasury shares of $1.26 million. OCI was primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. We repurchased 50,118 shares of our common stock for $1.26 million in the first nine months of 2017. Our book value per common share increased $0.81, or 4.06%, to $20.76 as of September 30, 2017, from $19.95 as of December 31, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2016 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2017	December 31, 2016
The Company
Common equity Tier 1 ratio	13.90%	13.88%
Tier 1 risk-based capital ratio	13.90%	14.74%
Total risk-based capital ratio	14.96%	15.79%
Tier 1 leverage ratio	11.18%	11.07%

The Bank
Common equity Tier 1 ratio	12.68%	12.93%
Tier 1 risk-based capital ratio	12.68%	12.93%
Total risk-based capital ratio	13.74%	13.98%
Tier 1 leverage ratio	10.18%	9.71%

As of September 30, 2017, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of September 30, 2017.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2017	December 31, 2016
(Amounts in thousands)
Commitments to extend credit	$245,978	$261,801
Financial letters of credit	550	4,756
Performance letters of credit(1)	117,768	79,144
Total off-balance sheet risk	$364,296	$345,701

Reserve for unfunded commitments	$66	$326

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

The Federal Open Market Committee maintained the benchmark federal funds rate at a range of 100 to 125 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	September 30, 2017		December 31, 2016
	Change in		Change in
Increase (Decrease) in Basis Points	Net Interest Income	Percent Change	Net Interest Income	Percent Change
(Dollars in thousands)
300	$1,655	1.9%	$526	0.6%
200	1,294	1.5%	438	0.5%
100	775	0.9%	183	0.2%
(100)	(4,039)	-4.8%	(2,616)	-3.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of September 30, 2017, exposure to interest rate risk is within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of September 30, 2017, we maintained interest rate swap agreements with notional amounts totaling $5.89 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair value of the swap agreements, which are accounted for as fair value hedges and recorded as derivative liabilities, totaled $151 thousand as of September 30, 2017, and $167 thousand as of December 31, 2016. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 39,516 shares of our common stock during the third quarter of 2017 compared to 171,225 shares during the same quarter of the prior year.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

July 1-31, 2017	-	$-	-	635,804
August 1-31, 2017	13,177	25.16	13,177	622,627
September 1-30, 2017	26,339	25.57	26,339	604,723
Total	39,516	$25.43	39,516

(1)

Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,395,277 shares in treasury as of September 30, 2017.

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
4.1

Specimen stock certificate of First Community Bancshares, Inc., incorporated by reference to Exhibit 4.1 of the Annual Report on Form 10-K for the period ended December 31, 2002, filed on March 25, 2003

4.2

Indenture between First Community Bancshares, Inc. and Wilmington Trust Company, incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003

4.3

Amended and Restated Declaration of Trust of FCBI Capital Trust, incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003

4.4	Preferred Securities Guarantee Agreement, incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q for the period ended September 30, 2003, filed on November 10, 2003
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
10.1.2**

Amendment One to the First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004

10.2**

First Community Bancshares, Inc. 1999 Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002

10.3**

First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002

10.4**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan, incorporated by reference to Annex B of the Definitive Proxy Statement on Form DEF 14A dated April 27, 2004, filed on March 15, 2004
10.5**

First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan Stock Award Agreement, incorporated by reference to Exhibit 10.13 of the Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed on August 6, 2004

10.6**

First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan, incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2012, filed on March 7, 2012

10.7**

First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan Restricted Stock Grant Agreement, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated and filed May 28, 2013

10.8**

First Community Bancshares, Inc. Life Insurance Endorsement Method Split Dollar Plan and Agreement, incorporated by reference to Exhibit 10.5 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000

10.9.1**

First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009; Amendment #1, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010; Amendment #2, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013; Amendment #3, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 27, 2016; and Amendment #4, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.9.2**

Amendment #1 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010

10.9.3**

Amendment #2 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013

10.9.4**

Amendment #3 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.9.5**

Amendment #4 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006

10.11.1**

First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.11.2**

Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.12.1**

First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.2**

Amendment #2 to the First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015

10.14**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.17**	Employment Agreement between First Community Bank and Mark R. Evans, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009

11	Statement Regarding Computation of Earnings per Share, incorporated by reference to Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2017, (Unaudited) and December 31, 2016; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2017 and 2016; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2017 and 2016; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2017 and 2016; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of November, 2017.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)