Form 10-K
period 2017-12-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2018-03-05
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes    ☑ No

As of June 30, 2017, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $351.27 million.

As of February 28, 2018, there were 16,945,756 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2018, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANCSHARES, INC.

2017 FORM 10-K

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

We focus on building financial partnerships and creating enduring and complete relationships with businesses and individuals through a personal and local approach to banking and financial services. We strive to be the bank of choice in the markets we serve by offering impeccable service and a complete line of competitive products that include:

●	demand deposit accounts, savings and money market accounts, certificates of deposit, and individual retirement arrangements;
●	commercial, consumer, and real estate mortgage loans and lines of credit;
●	various credit card, debit card, and automated teller machine card services;
●	corporate and personal trust services;
●	investment management services; and
●	life, health, and property and casualty insurance products.

Our operations are guided by a strategic plan that focuses on organic growth supplemented by strategic acquisitions of complementary financial institutions. For a summary of our financial performance, see Item 6, “Selected Financial Data,” in Part II of this report.

Employees

As of December 31, 2017, we had 562 full-time equivalent employees. Our employees are not represented by collective bargaining agreements and we consider employee relations to be excellent.

Market Area

As of December 31, 2017, we operated 44 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking. Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education, government, and health services; coal mining and gas extraction; retail trade; construction; manufacturing; tourism; and transportation.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”) of 2010 significantly restructured the U.S. financial regulatory regime. The Dodd-Frank Act is extensive, complicated, and comprehensive legislation that impacts practically all aspects of a banking organization, including the following provisions:

●

centralizes responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau (“CFPB”), responsible for implementing, examining and enforcing compliance with federal consumer financial laws;

●

requires financial holding companies, such as the Company, to be well-capitalized and well managed (bank holding companies and banks must also be well-capitalized and well managed to engage in interstate bank acquisitions);

●

imposes comprehensive regulation of the over-the-counter derivatives market, which would include certain provisions that would effectively prohibit insured depository institutions from conducting certain derivatives businesses in the institutions themselves;

●	implements corporate governance revisions, including executive compensation and proxy access by shareholders;
●	makes permanent the $250 thousand limit for federal deposit insurance;
●	repeals the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts;
●

amends the Electronic Fund Transfer Act to, among other things, give the Federal Reserve the authority to establish rules about interchange fees charged for electronic debit transactions by payment card issuers having assets over $10 billion and enforces a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer; and

●	increases the authority of the Federal Reserve to examine bank holding companies, such as the Company, and their non-bank subsidiaries.

Many of the provisions of the Dodd-Frank Act and other laws are subject to further rulemaking, guidance, and interpretation by applicable federal regulators. We continue to evaluate the impact of any new regulations.

Permitted Activities under the BHC Act

The BHC Act limits the activities of bank holding companies, such as the Company, to the business of banking, managing or controlling banks and other activities the Federal Reserve determines to be closely related to banking. A bank holding company that elects treatment as a financial holding company under the GLB Act, such as the Company, may engage in a broader range of activities that are financial in nature or complementary to a financial activity and do not pose a substantial risk to the safety and soundness of depository institutions or the financial system. These activities include securities underwriting, dealing, and market making; sponsoring mutual funds and investment companies; insurance underwriting and agency; merchant banking activities; and other activities that the Federal Reserve determines to be closely related to banking.

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

On July 2, 2013, the Federal Reserve approved capital rules for U.S. banking organizations implementing Basel III (“Basel III Capital Rules”) and certain requirements of the Dodd-Frank Act to remove references to credit ratings from the federal banking agencies’ rules. Basel III Capital Rules (1) introduced a new Common Equity Tier 1 (“CET1”) capital measure, (2) specified that Tier 1 capital consist of CET1 and additional Tier 1 capital instruments meeting specified requirements, (3) defined CET1 narrowly by requiring that most deductions/adjustments to regulatory capital measures be made to CET1 and not to the other components of capital, and (4) expanded the scope of the deductions/adjustments to capital as compared to prior regulations. The following initial minimum capital ratios became effective, subject to a phase-in period, for the Company and the Bank under Basel III Capital Rules on January 1, 2015:

●	4.5% CET1 to risk-weighted assets
●	6.0% Tier 1 capital (CET1 plus additional Tier 1 capital) to risk-weighted assets
●	8.0% Total capital (Tier 1 plus Tier 2 capital) to risk-weighted assets
●	4.0% Tier 1 leverage ratio

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

When fully phased in on January 1, 2019, Basel III Capital Rules will require the Company and the Bank to maintain an additional capital conservation buffer of 2.5% of CET1, effectively resulting in the following minimum ratios:

●	7.0% CET1 to risk-weighted assets
●	8.5% Tier 1 capital to risk-weighted assets
●	10.5% Total capital to risk-weighted assets
●	4.0% Tier 1 leverage ratio

Management believes that the Company and the Bank would meet all capital adequacy requirements under Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2017.

Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, at 40% and will be phased in over a four-year period (increasing an additional 20% each year until it reaches 100% on January 1, 2018).

Basel III Capital Rules prevent certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued before May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009.

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

The Bank was classified as well-capitalized under prompt corrective action regulation as of December 31, 2017. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

●	6.5% CET1 to risk-weighted assets
●	8.0% Tier 1 capital to risk-weighted assets
●	10.0% Total capital to risk-weighted assets
●	5.0% Tier 1 leverage ratio

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

Regulatory agencies have the authority to limit or prohibit the Company and the Bank from paying dividends if the payments are deemed to constitute an unsafe or unsound practice. The appropriate regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only from current operating earnings. In addition, the Bank may not declare or pay a dividend if, after paying the dividend, the Bank would be classified as undercapitalized. In the current financial and economic environment, the FRB has discouraged payout ratios that are at maximum allowable levels, unless both asset quality and capital are very strong, and has noted that bank holding companies should carefully review their dividend policy. Bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries.

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

Deposit Insurance and Assessments

Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to quarterly deposit insurance assessments to maintain the DIF. FDIC deposit insurance premiums are assessed using a risk-based system that places FDIC-insured institutions into one of four risk categories based on capital, supervisory ratings and other factors. The assessment rate determined by considering such information is then applied to the institution's average assets minus average tangible equity to determine the institution's insurance premium. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the DIF. The Dodd-Frank Act required that the minimum reserve ratio for the DIF increase from 1.15% to 1.35% by September 30, 2020. Under the FDIA, the FDIC may terminate deposit insurance if it determines that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s FDIC deposit insurance assessments totaled $797 thousand in 2017, $1.25 million in 2016, and $1.42 million in 2015.

In addition, all FDIC-insured institutions must pay annual assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”). The FICO is a mixed-ownership government corporation that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The Bank’s FICO assessments, which are set quarterly, totaled $113 thousand in 2017, $124 thousand in 2016, and $139 thousand in 2015.

The Volcker Rule

The Dodd-Frank Act amended the BHC Act to prohibit depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with hedge funds or private equity funds, known as the Volcker Rule. These prohibitions are subject to a number of statutory exemptions, restrictions, and definitions. The Volcker Rule became effective on April 1, 2014, but the Federal Reserve extended the conformance period for certain requirements to July 21, 2017. Upon application of a banking entity, the Federal Reserve may provide an additional transition period of up to 5 years to conform investments in a limited class of legacy illiquid funds. The Volcker Rule has not had a material effect on the operations of the Company and subsidiaries, as the Company does not engage in the businesses prohibited by the Volcker Rule. The Company may incur costs to adopt additional policies and systems to ensure compliance with the Volcker Rule, but any such costs are not expected to be material.

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

Bank Secrecy Act and Anti-Money Laundering

The Bank is subject to the requirements of the Bank Secrecy Act and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001. The USA PATRIOT Act broadened existing anti-money laundering legislation by imposing new compliance and due diligence obligations focused on detecting and reporting money laundering transactions. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of our customers. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

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

Available Information

We file annual, quarterly, and current reports; proxy statements; and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Please call the SEC at 1-800-SEC-0330 for information about the public reference room. The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC. We maintain a website at www.firstcommunitybank.com that makes available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including any amendments to those reports as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. You are encouraged to access these reports and other information about our business from the Investor Relations section of our website. The Investor Relations section contains information about our Board of Directors, executive officers, and corporate governance policies and principles, which include the charters of the standing committees of the Board of Directors, the Insider Trading Policy, and the Standards of Conduct governing our directors, officers, and employees. Information on our website is not incorporated by reference in this report.

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

Our financial performance is generally highly dependent on the business environment in the markets we operate in and of the U.S. as a whole, which includes the ability of borrowers to pay interest, repay principal on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, and investor or business confidence; limitations on the availability, or increases, in the cost of credit and capital; increases in inflation or interest rates; high unemployment; natural disasters; or a combination of these or other factors.

In recent years, economic growth and business activity across a wide range of industries has been slow and uneven. There are continuing concerns related to the level of U.S. government debt, fiscal actions that may be taken to address that debt, oil price volatility, global economic conditions, and significant uncertainty with respect to domestic and international fiscal and monetary policy. Economic pressure on consumers and uncertainty about continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. There can be no assurance that these conditions will improve or that these conditions will not worsen. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

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

The Company is a legal entity that is separate and distinct from its subsidiaries. The Company depends on the Bank and its other subsidiaries for cash, liquidity, and the payment of dividends to the Company to pay operating expenses and dividends to stockholders. There is no assurance that the Bank will have the capacity to pay dividends to the Company in the future or that the Company will not require dividends from the Bank to satisfy obligations. The Bank’s dividend payment is governed by various statutes and regulations. For additional information, see “Payment of Dividends” in Item 1 of this report. The Company may not be able to service obligations as they become due if the Bank is unable to pay dividends sufficient to satisfy the Company’s obligations, including our common stock. Consequently, the inability to receive dividends from the Bank could adversely affect the Company’s financial condition, results of operations, cash flows, and prospects.

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

We are subject to interest rate risk.

Interest rate risk results principally when interest-earning assets and interest-bearing liabilities reprice at differing times, when underlying rates change at different levels or in varying degrees, when there is an unequal change in the spread between two or more rates for different maturities, and when embedded options, if any, are exercised. Our earnings and cash flows are largely dependent upon net interest income. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies, particularly, the Federal Reserve. Changes in monetary policy and interest rates could influence the interest we receive on loans and securities and the amount of interest we pay on deposits and borrowings. Further, such changes could also affect our ability to originate loans and obtain deposits and the fair value of our financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income and earnings could be adversely affected. Conversely, if interest rates received on loans and other investments fall more quickly than interest rates paid on deposits and other borrowings, our net interest income and earnings could also be adversely affected.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2017, commercial business and real estate loans totaled $1.01 billion, or 55.52%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $6.15 million and largest outstanding commercial real estate loan was $11.01 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2017, commercial construction loans totaled $60.06 million, or 3.30% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $5.79 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

We may seek merger or acquisition partners that are culturally similar, have experienced management, and possess either significant market presence or the potential for improved profitability through financial management, economies of scale, or expanded services. Risks inherent in acquiring other banks, businesses, and banking branches may include the following:

●	potential exposure to unknown or contingent liabilities of the target company;
●	exposure to potential asset quality issues of the target company;
●	difficulty, expense, and delays of integrating the operations and personnel of the target company;
●	potential disruption to our business;
●	potential diversion of management’s time and attention;

●	loss of key employees and customers of the target company;
●	difficulty in estimating the value of the target company;
●	potential changes in banking or tax laws or regulations that may affect the target company;
●	unexpected costs and delays;
●	the target company’s performance does not meet our growth and profitability expectations;
●	limited experience in new markets or product areas;
●	increased time, expenses, and personnel as a result of strain on our infrastructure, staff, internal controls, and management; and
●	potential short-term decreases in profitability.

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

All federal prohibitions on the ability of financial institutions to pay interest on demand deposit accounts were repealed as part of the Dodd-Frank Act. We do not know what interest rates other institutions may offer as market interest rates begin to increase. Our interest expense will increase and net interest margin will decrease if we offer interest on demand deposits to attract additional customers or maintain current customers, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Our internal controls and procedures may fail or be circumvented.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information, or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology, and customer and employee education, such cyber-attacks against us or our merchants and our third-party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cyber-crime are complex and continue to evolve. More generally, publicized information about security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

While we have not experienced a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyber-attacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third-party vendors, including as a result of cyber-attacks, could (1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (3) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; or (5) harm our reputation or cause a decrease in the number of customers who choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

Stock price volatility may make it more difficult for our stockholders to resell their common stock when desired. Our common stock price may fluctuate significantly due to a variety of factors that include the following:

●	actual or expected variations in quarterly results of operations;
●	recommendations by securities analysts;
●	operating and stock price performance of comparable companies, as deemed by investors;
●	news reports relating to trends, concerns, and other issues in the financial services industry;
●	perceptions in the marketplace about our Company or competitors;
●	new technology used, or services offered, by competitors;

●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by, or involving, our Company or competitors;
●	failure to integrate acquisitions or realize expected benefits from acquisitions;
●	changes in government regulations; and
●	geopolitical conditions, such as acts or threats of terrorism or military action.

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

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2017, the Bank provided financial services through a network of 44 branch locations in West Virginia (18 branches), Virginia (19 branches), North Carolina (5 branches), and Tennessee (2 branches). We own 42 of these branches and lease the remaining 2 branches. We also lease a loan production office and own a wealth management office and a call center location. As of December 31, 2017, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information, Holders, and Dividends

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 28, 2018, there were 2,337 record holders and 16,945,756 outstanding shares of our common stock. The following table presents the high and low stock prices and cash dividends paid per share of our common stock for the periods indicated:

	Year Ended December 31,
	2017			2016
	Sale Price		Cash Dividends per	Sale Price		Cash Dividends per
	High	Low	Common Share	High	Low	Common Share

First quarter	$30.86	$23.23	$0.16	$19.93	$16.67	$0.14
Second quarter	28.80	24.06	0.16	22.74	19.03	0.14
Third quarter	29.80	24.02	0.18	25.24	21.53	0.16
Fourth quarter	32.24	26.97	0.18	31.94	20.47	0.16

Common stock cash dividends totaled $11.56 million in 2017, $10.40 million in 2016, and $9.99 million in 2015. Cash dividends paid per common share totaled $0.68 in 2017, $0.60 in 2016, and $0.54 in 2015. The Company’s ability to pay dividends on its common stock is dependent on the Bank’s ability to pay dividends to the Company, which is subject to various regulatory restrictions and limitations. For additional information, see “Payment of Dividends” in Part I, Item 1 of this report.

During the first quarter of 2015, the Company notified holders of its 6% Series A Noncumulative Convertible Preferred Stock (“Series A Preferred Stock”) of its intent to redeem all of the outstanding shares. Prior to redemption, holders converted 12,784 shares of Series A Preferred Stock with each share convertible into 69 shares of the Company’s common stock. The Company redeemed the remaining 2,367 shares for $2.37 million along with accrued and unpaid dividends of $9 thousand. As a result of the redemption, there were no shares of Series A Preferred Stock outstanding as of December 31, 2017, December 31, 2016, or December 31, 2015. Series A Preferred Stock cash dividends totaled $105 thousand in 2015.

Purchases of Equity Securities

We repurchased 50,118 shares of our common stock in 2017, 1,182,294 shares in 2016, and 1,238,299 shares in 2015. The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2017	-	$-	-	613,071
November 1-30, 2017	-	-	-	613,071
December 1-31, 2017	-	-	-	616,447
Total	-	$-	-

(1)

Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,383,553 shares in treasury as of December 31, 2017.

Stock Performance Graph

The following graph, compiled by SNL Financial LC (“SNL”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2017, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and SNL’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 48 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2012, and that all dividends are reinvested.

	Year Ended December 31,
	2012	2013	2014	2015	2016	2017

First Community Bancshares, Inc.	100.00	107.80	109.87	128.17	213.40	208.43
S&P 500 Index	100.00	132.39	150.51	152.59	170.84	208.14
NASDAQ Composite Index	100.00	140.12	160.78	171.97	187.22	242.71
SNL Asset & Regional Peer Group(1)	100.00	119.35	130.28	146.71	196.01	220.52

(1) Includes the following institutions: Access National Corporation; American National Bankshares Inc.; Atlantic Capital Bancshares, Inc.; Bear State Financial, Inc.; Burke & Herbert Bank & Trust Company; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial; Holdings, Inc.; Carolina Financial Corporation; Carter Bank & Trust; Charter Financial Corporation; Citizens Holding Company; City Holding Company; CNB Corporation; Colony Bankcorp, Inc.; Community Bankers Trust Corporation; Entegra Financial Corp.; Fidelity Southern Corporation; First Bancorp; First Bancorp, Inc.; First Bancshares, Inc.; First Citizens Bancshares, Inc.; First Community Bancshares, Inc.; First Farmers and Merchants Corporation; Hamilton State Bancshares, Inc.; HomeTrust Bancshares, Inc.; Live Oak Bancshares, Inc.; MetroCity Bankshares, Inc.; MVB Financial Corp.; National Bankshares, Inc.; National Commerce Corporation; Paragon Commercial Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Reliant Bancorp, Inc.; SmartFinancial, Inc.; Southern BancShares (N.C.), Inc.; Southern First Bancshares, Inc.; Southern National Bancorp of Virginia, Inc.; Summit Financial Group, Inc.; TGR Financial, Inc.; and Wilson Bank Holding Co.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data, derived from the audited financial statements, as of and for the five years ended December 31, 2017. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2017	2016	2015	2014	2013
Selected Balance Sheet Data
Investment securities	$190,729	$212,712	$438,714	$384,065	$520,388
Loans	1,817,184	1,852,948	1,706,541	1,691,208	1,711,604
Allowance for loan losses	19,276	17,948	20,233	20,227	24,077
Total assets	2,388,460	2,386,398	2,462,276	2,607,936	2,602,514
Average assets	2,370,321	2,455,458	2,520,934	2,608,570	2,661,602
Deposits	1,929,891	1,841,338	1,873,259	2,000,759	1,950,742
Borrowings	80,086	178,713	219,370	229,741	300,396
Total liabilities	2,037,746	2,047,341	2,119,259	2,256,562	2,273,908
Preferred stock	-	-	-	15,151	15,251
Total stockholders' equity	350,714	339,057	343,017	351,374	328,606
Average stockholders' equity	349,701	338,475	348,199	342,619	355,611

Summary of Operations
Interest income	$95,308	$94,724	$96,102	$106,108	$109,476
Interest expense	8,090	9,844	11,349	15,290	17,834
Net interest income	87,218	84,880	84,753	90,818	91,642
Provision for loan losses	2,771	1,255	2,191	145	8,208
Noninterest income	26,248	27,066	29,530	30,003	29,771
Noninterest expense	68,582	72,746	76,171	82,862	78,985
Income tax expense	20,628	12,819	11,381	12,324	10,908
Net income	21,485	25,126	24,540	25,490	23,312
Dividends on preferred stock	-	-	105	910	1,024
Net income available to common shareholders	21,485	25,126	24,435	24,580	22,288

Selected Share and Per Share Data
Basic earnings per common share	$1.26	$1.45	$1.32	$1.34	$1.13
Diluted earnings per common share	1.26	1.45	1.31	1.31	1.11
Cash dividends per common share	0.68	0.60	0.54	0.50	0.48
Book value per common share at year-end(1)	20.63	19.95	18.95	18.06	16.79

Weighted average basic shares outstanding	17,002,116	17,319,689	18,531,039	18,406,363	19,792,099
Weighted average diluted shares outstanding	17,077,842	17,365,524	18,727,464	19,483,054	20,961,800

Selected Ratios
Return on average assets	0.91%	1.02%	0.97%	0.94%	0.84%
Return on average common equity	6.14%	7.42%	7.08%	7.51%	6.57%
Average equity to average assets	14.75%	13.78%	13.81%	13.13%	13.36%
Dividend payout	53.81%	41.36%	40.95%	37.44%	42.62%
Common equity Tier 1 ratio(2)	13.98%	13.88%	14.54%	NA	NA
Total risk-based capital ratio	15.06%	15.79%	15.95%	17.68%	16.44%
Tier 1 risk-based capital ratio	13.98%	14.74%	14.73%	16.43%	15.19%
Tier 1 leverage ratio	11.06%	11.07%	10.62%	10.12%	9.95%

(1) Book value per common share is defined as stockholders' equity divided by as-converted common shares outstanding.
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

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of December 31, 2017, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2017, the Trust Division and FCWM managed $957 million in combined assets under various fee-based arrangements as fiduciary or agent.

The Bank offers insurance products and services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). FCIS provides in-branch commercial and insurance services in Virginia and West Virginia. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies.

Our acquisition and divestiture activity during the three years ended December 31, 2017, includes the sale of Greenpoint Insurance Group, Inc. (“Greenpoint”) to Ascension Insurance Agency, Inc. on October 31, 2016, and the simultaneous sale of six branches to and purchase of seven branches from First Bank on July 15, 2016. For additional information, see Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Item 8 of this report.

Critical Accounting Estimates

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and prevailing practices in the banking industry. Our accounting policies, as presented in Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. Management may be required to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates used, we have identified fair value measurements, investment securities, the allowance for loan losses, goodwill and other intangible assets, and income taxes as the accounting areas that require the most subjective or complex judgments or are the most susceptible to change.

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

Investment Securities

We review our investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). We use inputs from independent third parties to determine the fair value of investment securities, which are reviewed and corroborated by management. Unrealized losses are evaluated to determine whether the impairment is temporary or other-than-temporary in nature. For debt securities, we consider our intent to sell the securities, the evidence available to determine if it is more likely than not that we will have to sell the securities before recovery of amortized cost, and the probable credit losses. Probable credit losses are evaluated using the present value of expected future cash flows; the severity and duration of the impairment; the issuer’s financial condition and near-term prospects to service the debt; the cause of the decline, such as adverse conditions related to the issuer, the industry, or economic environment; the payment structure of the debt; the issuer’s failure to make scheduled interest or principal payments; and any change in the issuer’s credit rating by rating agencies. If the present value of expected future cash flows discounted at the security's effective yield is less than the net book value, the difference is recognized as a credit-related OTTI in noninterest income. If we do not intend to sell and if we are not likely to be required to sell the security, the OTTI is separated into an amount representing the credit loss, which is recognized as a charge to noninterest income, and the amount representing all other factors, which is recognized in other comprehensive income (“OCI”). For equity securities, we consider our intent and ability to hold the security to recovery; the severity and duration of the impairment; the issuer’s financial condition, capital strength, and near-term prospects; and any change in the issuer’s credit rating by rating agencies. If the fair value of the security is less than the net book value, the OTTI is recognized as a charge to noninterest income. For additional information, see Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

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

Our allowance for loan losses consists of reserves assigned to specific loans and credit relationships and general reserves assigned to loans not separately identified that have been segmented into groups with similar risk characteristics using our internal risk grades. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Factors considered in this evaluation include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. Individually significant loans require additional analysis that may include the borrower’s underlying cash flow and capacity for debt repayment, specific business conditions, and value of secondary sources of repayment; consequently, this analysis may result in the identification of weakness and a corresponding need for a specific reserve. No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. A provision for loan losses is recorded for any credit deterioration in purchased performing loans after the acquisition date. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2017. For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Goodwill and Other Intangible Assets

We test goodwill annually, or more frequently if necessary, using a qualitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We have one reporting unit for goodwill impairment testing purposes -- Community Banking. Prior to October 2016, we maintained two reporting units -- Community Banking and Insurance Services. The Insurance Services reporting unit consisted of the Company’s wholly owned subsidiary Greenpoint, which was sold in October 2016. We performed our annual assessment of goodwill as of October 31, 2017, and concluded that our carrying value of goodwill was not impaired. Qualitative factors considered in the analysis included macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and our progress towards stated objectives as compared to prior years. An impairment charge to goodwill and other intangible assets may be required in the future if the Company’s future earnings and cash flows decline or discount rates used in determining fair value increase. For additional information, see Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

The Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted on December 22, 2017. Among other things, the new law establishes a new, flat corporate federal statutory income tax rate of 21%; eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; limits the deduction for net interest expense incurred by U.S. corporations; allows businesses to immediately expense the cost of new investments in certain qualified depreciable assets for tax purposes; eliminates or reduces certain deductions related to meals and entertainment expenses; modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and limits the deductibility of deposit insurance premiums. The Tax Reform Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. As a result of the Tax Reform Act, we recognized income tax expense totaling $6.55 million related to the revaluation of our deferred tax balances, which includes provisional estimates primarily related to certain purchase accounting, indemnification asset, intangible, and depreciation items. We are still analyzing certain aspects of the Tax Reform Act and refining calculations, which could potentially affect the measurement of these balances. Based on current projections, we expect that our effective tax rate for 2018 will be approximately 22% to 23% under the new tax law; however, there can be no assurance to the actual amount as it is dependent upon the nature and amount of future income and expenses and transactions with discrete tax effects. For additional information, see Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Performance Overview

Highlights of our results of operations in 2017, and financial condition as of December 31, 2017, include the following:

●	Pre-tax income increased $4.17 million, or 10.98%, to $42.11 million compared to the prior year.

●

Net income decreased $3.64 million, or 14.49%, and diluted earnings per share decreased $0.19 to $1.26 compared to the prior year. Excluding the impact of the $6.55 million tax expense related to the Tax Reform Act, net income increased $2.91 million, or 11.59% to $28.04 million compared to the prior year.

●	The GAAP efficiency ratio improved to 60.44%, from 64.98%, and the non-GAAP efficiency ratio improved to 58.07%, from 61.75%, compared to the prior year.
●	Net interest margin increased 22 basis points to 4.23% and normalized net interest margin increased 18 basis points to 3.97% compared to the prior year.
●	Net charge-offs decreased $2.10 million, or 59.23%, to $1.44 million compared to the prior year.
●

Tangible book value per common share increased $0.75 to $14.64 compared to the prior year. The Company and the Bank both significantly exceed regulatory “well capitalized” targets as of December 31, 2017.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2017 Compared to 2016		2016 Compared to 2015
	Year Ended December 31,			Increase	%	Increase	%
	2017	2016	2015	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands, except per share data)
Net income	$21,485	$25,126	$24,540	$(3,641)	-14.49%	$586	2.39%
Net income available to common shareholders	21,485	25,126	24,435	(3,641)	-14.49%	691	2.83%

Basic earnings per common share	1.26	1.45	1.32	(0.19)	-13.10%	0.13	9.85%
Diluted earnings per common share	1.26	1.45	1.31	(0.19)	-13.10%	0.14	10.69%

Return on average assets	0.91%	1.02%	0.97%	-0.11%	-10.93%	0.05%	5.57%
Return on average common equity	6.14%	7.42%	7.08%	-1.28%	-17.24%	0.34%	4.80%

2017 Compared to 2016. Net income decreased in 2017 due to increases in income tax expense, driven by tax expense related to the Tax Reform Act, and the provision for loan losses and decrease in noninterest income. These changes were offset by an increase in net interest income and a decrease in noninterest expense.

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

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2017			2016			2015
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)	$1,837,092	$90,032	4.90%	$1,793,618	$87,848	4.90%	$1,680,021	$87,768	5.22%
Securities available for sale	164,489	5,695	3.46%	287,332	8,047	2.80%	363,359	9,575	2.64%
Securities held to maturity	32,954	487	1.48%	71,069	757	1.07%	70,987	770	1.08%
Interest-bearing deposits	73,405	1,008	1.37%	18,864	153	0.81%	98,639	267	0.27%
Total earning assets	2,107,940	$97,222	4.61%	2,170,883	$96,805	4.46%	2,213,006	$98,380	4.44%
Other assets	262,381			284,575			307,928
Total assets	$2,370,321			$2,455,458			$2,520,934

Liabilities
Interest-bearing deposits
Demand deposits	$401,092	$412	0.10%	$342,169	$250	0.07%	$343,036	$203	0.06%
Savings deposits	520,430	148	0.03%	531,050	248	0.05%	532,221	367	0.07%
Time deposits	510,411	4,427	0.87%	525,162	3,981	0.76%	631,654	5,308	0.84%
Total interest-bearing deposits	1,431,933	4,987	0.35%	1,398,381	4,479	0.32%	1,506,911	5,878	0.39%
Borrowings
Federal funds purchased	1	-	0.00%	4,058	26	0.64%	535	2	0.37%
Retail repurchase agreements	47,716	32	0.07%	68,701	49	0.07%	71,262	68	0.10%
Wholesale repurchase agreements	25,000	806	3.22%	49,727	1,874	3.77%	50,000	1,878	3.76%
FHLB advances and other borrowings	55,502	2,265	4.08%	116,602	3,416	2.93%	89,400	3,523	3.94%
Total borrowings	128,219	3,103	2.42%	239,088	5,365	2.24%	211,197	5,471	2.59%
Total interest-bearing liabilities	1,560,152	8,090	0.52%	1,637,469	9,844	0.60%	1,718,108	11,349	0.66%
Noninterest-bearing demand deposits	438,513			456,474			433,936
Other liabilities	21,955			23,040			20,691
Total liabilities	2,020,620			2,116,983			2,172,735
Stockholders' equity	349,701			338,475			348,199
Total liabilities and equity	$2,370,321			$2,455,458			$2,520,934

Net interest income, FTE		$89,132			$86,961			$87,031
Net interest rate spread, FTE			4.09%			3.86%			3.78%
Net interest margin, FTE			4.23%			4.01%			3.93%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2017 Compared to 2016				December 31, 2016 Compared to 2015
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans(2)	$2,130	$-	$54	$2,184	$5,930	$(5,376)	$(474)	$80
Securities available for sale	(3,440)	1,896	(808)	(2,352)	(2,007)	581	(102)	(1,528)
Securities held to maturity	(408)	291	(153)	(270)	1	(7)	(7)	(13)
Interest-bearing deposits with other banks	442	106	307	855	(215)	533	(432)	(114)
Total interest-earning assets	(1,276)	2,293	(600)	417	3,709	(4,269)	(1,015)	(1,575)

Interest paid on(1):
Demand deposits	41	103	18	162	(1)	34	14	47
Savings deposits	(5)	(106)	11	(100)	(1)	(106)	(12)	(119)
Time deposits	(112)	578	(20)	446	(895)	(505)	73	(1,327)
Federal funds purchased	(26)	(26)	26	(26)	13	1	10	24
Retail repurchase agreements	(15)	-	(2)	(17)	(3)	(21)	5	(19)
Wholesale repurchase agreements	(932)	(273)	137	(1,068)	(10)	5	1	(4)
FHLB advances and other Borrowings	(1,790)	1,341	(702)	(1,151)	1,072	(903)	(276)	(107)
Total interest-bearing liabilities	(2,839)	1,617	(532)	(1,754)	175	(1,495)	(185)	(1,505)

Change in net interest income,
FTE	$1,563	$676	$(68)	$2,171	$3,534	$(2,774)	$(830)	$(70)

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.

The following table presents the net interest analysis on a FTE basis excluding the impact of non-cash purchase accounting accretion from acquired loan portfolios for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$90,032	4.90%	$87,848	4.90%	$87,768	5.22%
Accretion income	7,863		7,690		11,258
Less: cash accretion income	2,446		2,924		4,149
Non-cash accretion income	5,417		4,766		7,109
Loans, normalized(3)	84,615	4.61%	83,082	4.63%	80,659	4.80%
Other earning assets	7,190	2.65%	8,957	2.37%	10,612	1.99%
Total earning assets	91,805	4.36%	92,039	4.24%	91,271	4.12%
Total interest-bearing liabilities	8,090	0.52%	9,844	0.60%	11,349	0.66%
Net interest income, normalized(3)	$83,715		$82,195		$79,922
Net interest rate spread, normalized(3)		3.84%		3.64%		3.46%
Net interest margin, normalized(3)		3.97%		3.79%		3.61%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

2017 Compared to 2016. Net interest income comprised 76.87% of total net interest and noninterest income in 2017 compared to 75.82% in 2016. Net interest income on a GAAP basis increased $2.34 million, or 2.75%, and net interest income on a FTE basis increased $2.17 million, or 2.50%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 18 basis points compared to an increase of 22 basis points on a FTE basis. Normalized net interest spread increased 20 basis points compared to an increase of 23 basis points on a FTE basis.

Average earning assets decreased $62.94 million, or 2.90%, primarily due to decreases in investment securities offset by an increase in interest-bearing deposits and loan growth. The normalized yield on earning assets increased 12 basis points compared to an increase of 15 basis points on a GAAP basis. Average loans increased $43.47 million, or 2.42%, and the average loan to deposit ratio increased to 98.22% from 96.70%. The normalized yield on loans decreased 2 basis points while remaining constant on a GAAP basis. Non-cash accretion income increased $651 thousand, or 13.66%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $77.32 million, or 4.72%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 8 basis points, largely driven by a decrease in the average balance of borrowings. Average borrowings decreased $110.87 million, or 46.37%, largely due to a $61.10 million, or 52.40%, decrease in average FHLB advances and other borrowings, a $24.73 million, or 49.73%, decrease in average wholesale repurchase agreements, a $20.99 million, or 30.55%, decrease in average retail repurchase agreements, and a $4.06 million, or 99.98%, decrease in average federal funds purchased. Average interest-bearing deposits increased $33.55 million, or 2.40%, which was driven by a $58.92 million, or 17.22%, increase in average interest-bearing demand deposits offset by a $14.75 million, or 2.81%, decrease in average time deposits, and a $10.62 million, or 2.00%, decrease in average savings deposits, which include money market and savings accounts.

2016 Compared to 2015. Net interest income comprised 75.82% of total net interest and noninterest income in 2016 compared to 74.16% in 2015. Net interest income on a GAAP basis increased $127 thousand, or 0.15%, and net interest income on a FTE basis decreased $70 thousand, or 0.08%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 18 basis points compared to an increase of 8 basis points on a FTE basis. The normalized and FTE net interest spread increased 18 basis points.

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

Provision for Loan Losses

2017 Compared to 2016. The provision charged to operations increased $1.52 million to $2.77 million, which included a $1.49 million increase in the non-PCI provision to $2.78 million and a $30 thousand increase in the PCI provision to a recovery of $12 thousand.

2016 Compared to 2015. The provision charged to operations decreased $936 thousand to $1.26 million, which included an $870 thousand decrease in the non-PCI provision to $1.30 million and a $66 thousand decrease in the PCI provision to a recovery of $41 thousand. The provision charged to operations included a $1 thousand benefit attributed to the FDIC indemnification asset to reflect the indemnified portion of the post-acquisition exposure. The reduction in the non-PCI provision was partially due to the reversal of loan loss reserves totaling $1.35 million attributed to loans divested in the First Bank transaction.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2017 Compared to 2016		2016 Compared to 2015
	Year Ended December 31,			Increase	%	Increase	%
	2017	2016	2015	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$3,150	$2,828	$2,975	$322	11.39%	$(147)	-4.94%
Service charges on deposits	13,803	13,588	13,717	215	1.58%	(129)	-0.94%
Other service charges and fees	8,624	8,102	8,045	522	6.44%	57	0.71%
Insurance commissions	1,347	5,442	6,899	(4,095)	-75.25%	(1,457)	-21.12%
Net impairment loss	-	(4,646)	-	4,646	-100.00%	(4,646)	-
Net (loss) gain on sale of securities	(661)	335	144	(996)	-297.31%	191	132.64%
Net FDIC indemnification asset amortization	(3,517)	(5,474)	(6,379)	1,957	-35.75%	905	-14.19%
Net gain on divestitures	-	3,682	-	(3,682)	-100.00%	3,682	-
Other operating income	3,502	3,209	4,129	293	9.13%	(920)	-22.28%
Total noninterest income	$26,248	$27,066	$29,530	$(818)	-3.02%	$(2,464)	-8.34%

2017 Compared to 2016. Noninterest income comprised 23.13% of total net interest and noninterest income in 2017 compared to 24.18% in 2016. Noninterest income decreased $818 thousand, or 3.02%, primarily due to a decrease in insurance commissions and the associated net gain related to the Greenpoint divestiture in the fourth quarter of 2016 and divestiture of six bank branches to First Bank in the third quarter of 2016. The decrease was largely offset by the absence of net impairment losses and the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage on commercial loans expired on June 30, 2017. We recognized a net loss of $661 thousand on the sale of securities related primarily to certain single issue trust preferred securities. See Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 1 of this report. Excluding the impact from impairment losses, sales of securities and branches, net FDIC indemnification asset amortization, the net gain on divestitures, and bank owned life insurance proceeds, noninterest income decreased $2.76 million, or 8.44%, to $29.97 million in 2017, from $32.73 million in 2016. The decrease was primarily due to the $4.10 million decrease in insurance commissions resulting from the Greenpoint divestiture offset by increases in wealth management income, service charges and fees, and other operating income.

2016 Compared to 2015. Noninterest income comprised 24.18% of total net interest and noninterest income in 2016 compared to 25.84% in 2015. Noninterest income decreased $2.46 million, or 8.34%, in 2016 primarily due to net impairment losses offset by a net gain on divestitures and a decrease in insurance commissions. We realized net impairment losses of $4.64 million on certain debt securities and $11 thousand on certain equity securities. We realized a net gain of $3.68 million on the divestiture of Greenpoint and six bank branches. Insurance commissions decreased largely due to the Greenpoint divestiture. Other operating income decreased primarily due to the absence of a $1.14 million net death benefit from the maturity of a life insurance policy recognized in 2015 offset by a $381 thousand gain on the sale of closed branches and $474 thousand in legal settlements. Net negative amortization related to the FDIC indemnification asset decreased as the expiration of the loss share agreement for commercial loans approaches. We recognized a net gain of $335 thousand on the sale of securities related primarily to certain Agency mortgage-backed securities. Excluding the impact from impairment losses, sales of securities and branches, net FDIC indemnification asset amortization, the net gain on divestitures, and net death benefits, noninterest income decreased $1.89 million, or 5.47%, to $32.73 million in 2016 from $34.62 million in 2015.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2017 Compared to 2016		2016 Compared to 2015
	Year Ended December 31,			Increase	%	Increase	%
	2017	2016	2015	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$36,317	$39,912	$39,625	$(3,595)	-9.01%	$287	0.72%
Occupancy expense	4,775	5,297	5,817	(522)	-9.85%	(520)	-8.94%
Furniture and equipment expense	4,425	4,341	5,199	84	1.94%	(858)	-16.50%
Amortization of intangibles	1,056	1,136	1,118	(80)	-7.04%	18	1.61%
FDIC premiums and assessments	910	1,383	1,513	(473)	-34.20%	(130)	-8.59%
FHLB debt prepayment fees	-	-	1,702	-	-	(1,702)	-100.00%
Merger, acquisition, and divestiture expense	-	730	86	(730)	-100.00%	644	748.84%
Other operating expense	21,099	19,947	21,111	1,152	5.78%	(1,164)	-5.51%
Total noninterest expense	$68,582	$72,746	$76,171	$(4,164)	-5.72%	$(3,425)	-4.50%

2017 Compared to 2016. Noninterest expense decreased $4.16 million, or 5.72%, in 2017 compared to 2016, which was largely due to a decrease in salaries and employee benefits coupled with the absence of merger, acquisition, and divestiture expense and decreases in occupancy, furniture, and equipment expense, FDIC premiums and assessments, and intangible amortization. Salaries and employee benefits decreased as full-time equivalent employees, calculated using the number of hours worked, decreased to 562 as of December 31, 2017, from 580 as of December 31, 2016. The increase in other operating expense included a $759 thousand increase in legal fees and write-downs on certain long-term investments in land and buildings totaling $552 thousand, which were offset by a $218 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $1.20 million from $1.42 million in 2016.

2016 Compared to 2015. Noninterest expense decreased $3.43 million, or 4.50%, in 2016 compared to 2015, which was largely due to the absence of FHLB prepayment penalties and a decrease in operating expenses. The decrease in other operating expense was primarily due to a $1.02 million decrease in the net loss on sales and expenses related to OREO to $1.42 million from $2.44 million in 2015. The decrease was offset by a $535 thousand increase in consulting fees and a $425 thousand increase in legal fees. We incurred expenses totaling $730 thousand related to the First Bank branch exchange and divestiture of Greenpoint. Occupancy, furniture, and equipment expense decreased $1.38 million, or 12.51%, due to branch closures and divestitures. Full-time equivalent employees decreased to 580 as of December 31, 2016, from 673 as of December 31, 2015, primarily due to personnel restructuring as a result of the First Bank and Greenpoint transactions.

Income Tax Expense

2017 Compared to 2016. Income tax expense increased $7.81 million, or 60.92%, and the effective tax rate increased to 48.98% compared to 33.78% in the prior year. The increase was largely attributed to tax expense of $6.55 million related to the revaluation of our net deferred tax asset in accordance with the Tax Reform Act. Excluding the impact of the revaluation, income tax expense increased $1.26 million, or 9.81%, and the effective rate decreased 36 basis points to 33.42% largely from a decrease in taxable revenues as a percent of operating earnings. For additional information, see Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Net interest income, GAAP	$87,218	$84,880	$84,753
FTE adjustment(1)	1,914	2,081	2,278
Net interest income, FTE	89,132	86,961	87,031
Less: non-cash accretion income(2)	5,417	4,766	7,109
Net interest income, normalized	$83,715	$82,195	$79,922

Net interest margin, GAAP	4.14%	3.91%	3.83%
FTE adjustment(1)	0.09%	0.10%	0.10%
Net interest margin, FTE	4.23%	4.01%	3.93%
Less: non-cash accretion income(2)	0.26%	0.22%	0.32%
Net interest margin, normalized	3.97%	3.79%	3.61%

(1)	FTE basis based on the federal statutory rate of 35%
(2)	Includes non-cash purchase accounting accretion income from acquired loan portfolios

We believe the efficiency ratio provides investors with important information about our operating expense control and efficiency of operations. Management also believes this non-GAAP measure focuses attention on our core operating performance over time. The following table reconciles the GAAP-based efficiency ratio to the non-GAAP efficiency ratio for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
GAAP efficiency ratio
Noninterest expense	$68,582	$72,746	$76,171
Net interest income	87,218	84,880	84,753
Noninterest income	26,248	27,066	29,530
Net interest income plus noninterest income	113,466	111,946	114,283
GAAP efficiency ratio	60.44%	64.98%	66.65%

Non-GAAP efficiency ratio
Noninterest expense, GAAP	$68,582	$72,746	$76,171
Non-GAAP adjustments
Merger, acquisition, and divestiture expense	-	(730)	(86)
FHLB debt prepayment fees	-	-	(1,702)
OREO expense and net loss	(1,202)	(1,420)	(2,438)
Other non-core items	(391)	(364)	(259)
Total non-GAAP adjustments	(1,593)	(2,514)	(4,485)
Adjusted noninterest expense	66,989	70,232	71,686

Net interest income plus noninterest income, GAAP	113,466	111,946	114,283
Non-GAAP adjustments
Tax equivalency adjustment	1,914	2,081	2,950
Net impairment losses	-	4,646	-
Net loss (gain) on sale of securities	661	(335)	(144)
Net gain on divestitures	-	(3,682)	-
Other non-core items	(689)	(918)	(1,263)
Total non-GAAP adjustments	1,886	1,792	1,543
Adjusted net interest income plus noninterest income	115,352	113,738	115,826
Non-GAAP efficiency ratio(1)	58.07%	61.75%	61.89%

(1)	A non-GAAP financial measure computed by dividing adjusted noninterest expense by the sum of tax equivalent net interest income and adjusted noninterest income

Financial Condition

Total assets as of December 31, 2017, increased $2.06 million, or 0.09%, to $2.39 billion from $2.39 billion as of December 31, 2016. Total liabilities as of December 31, 2017, decreased $9.60 million, or 0.47%, to $2.04 billion from $2.05 billion as of December 31, 2016.

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

Available-for-sale securities as of December 31, 2017, remained relatively constant compared to December 31, 2016, with a change in composition resulting from the purchase of U.S. Treasury securities offset by the maturity and sale of municipal, single-issue trust preferred, and mortgage-backed Agency securities. Held-to-maturity securities as of December 31, 2017, decreased $21.98 million, or 46.64%, compared to December 31, 2016, primarily due to the maturity of U.S. Agency securities.

The following table presents the amortized cost and fair value of investment securities as of the dates indicated:

	December 31,
	2017		2016		2015
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U.S. Agency securities	$11,289	$11,296	$1,342	$1,345	$31,414	$30,702
U.S. Treasury securities	19,987	19,971	-	-	-	-
Municipal securities	101,552	103,648	111,659	113,331	124,880	128,678
Single issue trust preferred securites	9,367	8,884	22,104	19,939	55,882	47,832
Corporate securities	-	-	-	-	70,571	70,333
Certificates of deposit	-	-	-	-	5,000	5,000
Mortgage-backed Agency securities	22,095	21,726	31,290	30,891	84,576	83,556
Equity securities	55	55	55	73	66	72
Total securities available for sale	$164,345	$165,580	$166,450	$165,579	$372,389	$366,173

Fair value to amortized cost		100.75%		99.48%		98.33%

Held to Maturity
U.S. Agency securities	$17,937	$17,888	$36,741	$36,865	$61,863	$61,832
Municipal securities	-	-	-	-	190	193
Corporate securities	7,212	7,196	10,392	10,401	10,488	10,465
Total securities held to maturity	$25,149	$25,084	$47,133	$47,266	$72,541	$72,490

Fair value to amortized cost		99.74%		100.28%		99.93%

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2017			2016
	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
(Amounts in years)
Average life	5.44	1.11	4.87	7.75	1.30	6.32
Average duration	4.74	1.09	4.26	6.66	1.26	5.47

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2017 or 2016.

The following tables present the amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity securities, by contractual maturity, as of December 31, 2017. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale Securities
(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$10,065	$19,987	$-	$-	$30,052	1.17%
After one year through five years	-	-	7,193	-	7,193	4.57%
After five years through ten years	1,224	-	90,062	9,367	100,653	4.15%
After ten years	-	-	4,297	-	4,297	4.43%
Amortized cost	$11,289	$19,987	$101,552	$9,367	142,195
Mortgage-backed securities					22,095	2.18%
Equity securities					55	0.00%
Total amortized cost					$164,345
Tax equivalent purchase yield(1)	1.46%	1.13%	4.39%	2.08%	3.55%
Average contractual maturity (in years)	1.37	0.25	7.48	9.08	6.09

Fair value maturity:
One year or less	$10,055	$19,971	$-	$-	$30,026
After one year through five years	-	-	7,308	-	7,308
After five years through ten years	1,241	-	91,886	8,884	102,011
After ten years	-	-	4,454	-	4,454
Fair value	$11,296	$19,971	$103,648	$8,884	143,799
Mortgage-backed securities					21,726
Equity securities					55
Total fair value					$165,580

(1)	FTE basis based on the federal statutory rate of 35%

	Held-to-Maturity Securities
(Amounts in thousands)	U.S. Agency Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$-	$-	$-	0.00%
After one year through five years	17,937	7,212	25,149	1.67%
After five years through ten years	-	-	-	0.00%
After ten years	-	-	-	0.00%
Total amortized cost	$17,937	$7,212	$25,149
Tax equivalent purchase yield(1)	1.59%	1.84%	1.67%
Average contractual maturity (in years)	1.14	1.06	1.11

Fair value maturity:
One year or less	$-	$-	$-
After one year through five years	17,888	7,196	25,084
After five years through ten years	-	-	-
After ten years	-	-	-
Total fair value	$17,888	$7,196	$25,084

(1)	FTE basis based on the federal statutory rate of 35%

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities in 2017 or 2015. We recognized OTTI charges in earnings associated with debt securities of $4.64 million in 2016 due to our change in intent to hold certain trust preferred securities in our portfolio to recovery. These specific securities were sold to reduce credit concentrations with two issuers, which increased cash reserves and reduced exposure to the financial industry. We recognized no OTTI charges in earnings associated with equity securities in 2017 or 2015. We recognized OTTI charges in earnings associated with certain equity securities of $11 thousand in 2016. For additional information, see “Investment Securities” in the “Critical Accounting Estimates” section above and Note 3, “Investment Securities,” to the Consolidated Financial Statements in Item 8 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). The general characteristics of each loan segment are as follows:

●

Commercial loans – This segment consists of loans to small and mid-size industrial, commercial, and service companies that include, but are not limited to, natural gas producers, retail merchants, and wholesale merchants. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, and hotel/motel operators. Commercial loan underwriting guidelines require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits. Updates to these loan reviews are done periodically or annually depending on the size of the loan relationship.

●

Consumer real estate loans – This segment consists of loans to individuals within our market footprint for home equity loans and lines of credit and for the purchase or construction of owner occupied homes. Residential real estate loan underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

●

Consumer and other loans – This segment consists of loans to individuals within our market footprint that include, but are not limited to, personal lines of credit, credit cards, and the purchase of automobiles, boats, mobile homes, and other consumer goods. Consumer loan underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

Total loans held for investment, net of unearned income, as of December 31, 2017, decreased $35.76 million, or 1.93%, compared to December 31, 2016, primarily due to a $29.05 million, or 50.96%, decrease in covered loans due to the expiration of the commercial loss share agreement on June 30, 2017, and continued loan runoff in the remaining portfolio. Non-covered loans decreased $6.72 million, or 0.37%, which was driven by declines in residential real estate. We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans, that represented 10% or more of outstanding loans, as of December 31, 2017 or 2016. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income and by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$60,017	$56,948	$48,896	$41,271	$35,255
Commercial and industrial	92,188	92,204	88,903	83,099	95,455
Multi-family residential	125,202	134,228	95,026	97,480	70,197
Single family non-owner occupied	141,670	142,965	149,351	135,171	135,559
Non-farm, non-residential	616,633	598,674	485,460	473,906	475,911
Agricultural	7,035	6,003	2,911	1,599	2,324
Farmland	25,649	31,729	27,540	29,517	32,614
Total commercial loans	1,068,394	1,062,751	898,087	862,043	847,315
Consumer real estate loans
Home equity lines	103,205	106,361	107,367	110,957	111,770
Single family owner occupied	502,686	500,891	495,209	485,475	496,012
Owner occupied construction	39,178	44,535	43,505	32,799	28,703
Total consumer real estate loans	645,069	651,787	646,081	629,231	636,485
Consumer and other loans
Consumer loans	70,772	77,445	72,000	69,347	71,313
Other	5,001	3,971	7,338	6,555	3,926
Total consumer and other loans	75,773	81,416	79,338	75,902	75,239
Total non-covered loans	1,789,236	1,795,954	1,623,506	1,567,176	1,559,039
Total covered loans	27,948	56,994	83,035	122,240	151,682
Total loans held for investment, net of unearned income	1,817,184	1,852,948	1,706,541	1,689,416	1,710,721
Less: allowance for loan losses	19,276	17,948	20,233	20,227	24,077
Total loans held for investment, net of unearned income and allowance	$1,797,908	$1,835,000	$1,686,308	$1,669,189	$1,686,644

Loans held for sale	$-	$-	$-	$1,792	$883

The following table presents covered loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Commercial loans
Construction, development, and other land	$39	$4,570	$6,303	$13,100	$15,865
Commercial and industrial	-	895	1,170	2,662	3,325
Multi-family residential	-	8	640	1,584	1,933
Single family non-owner occupied	284	962	2,674	5,918	7,449
Non-farm, non-residential	9	7,512	14,065	25,317	34,646
Agricultural	-	25	34	43	164
Farmland	-	397	643	716	873
Total commercial loans	332	14,369	25,529	49,340	64,255
Consumer real estate loans
Home equity lines	23,720	35,817	48,565	60,391	69,206
Single family owner occupied	3,896	6,729	8,595	11,968	16,919
Owner occupied construction	-	-	262	453	1,184
Total consumer real estate loans	27,616	42,546	57,422	72,812	87,309
Consumer and other loans
Consumer loans	-	79	84	88	118
Total covered loans	$27,948	$56,994	$83,035	$122,240	$151,682

The following table presents the percentage of loans to total loans in the non-covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
Commercial loans
Construction, development, and other land	3.36%	3.17%	3.01%	2.64%	2.26%
Commercial and industrial	5.15%	5.13%	5.48%	5.30%	6.12%
Multi-family residential	7.00%	7.47%	5.85%	6.22%	4.50%
Single family non-owner occupied	7.92%	7.96%	9.20%	8.63%	8.70%
Non-farm, non-residential	34.46%	33.34%	29.90%	30.24%	30.53%
Agricultural	0.39%	0.34%	0.18%	0.10%	0.15%
Farmland	1.43%	1.77%	1.70%	1.88%	2.09%
Total commercial loans	59.71%	59.18%	55.32%	55.01%	54.35%
Consumer real estate loans
Home equity lines	5.77%	5.92%	6.62%	7.08%	7.17%
Single family owner occupied	28.09%	27.89%	30.50%	30.98%	31.82%
Owner occupied construction	2.19%	2.48%	2.68%	2.09%	1.84%
Total consumer real estate loans	36.05%	36.29%	39.80%	40.15%	40.83%
Consumer and other loans
Consumer loans	3.96%	4.31%	4.43%	4.42%	4.57%
Other	0.28%	0.22%	0.45%	0.42%	0.25%
Total consumer and other loans	4.24%	4.53%	4.88%	4.84%	4.82%
Total non-covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the percentage of loans to total loans in the covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2017	2016	2015	2014	2013
Commercial loans
Construction, development, and other land	0.14%	8.02%	7.59%	10.72%	10.46%
Commercial and industrial	0.00%	1.57%	1.41%	2.18%	2.19%
Multi-family residential	0.00%	0.01%	0.77%	1.30%	1.27%
Single family non-owner occupied	1.02%	1.69%	3.22%	4.84%	4.91%
Non-farm, non-residential	0.03%	13.18%	16.94%	20.71%	22.84%
Agricultural	0.00%	0.04%	0.04%	0.03%	0.11%
Farmland	0.00%	0.70%	0.77%	0.59%	0.58%
Total commercial loans	1.19%	25.21%	30.74%	40.37%	42.36%
Consumer real estate loans
Home equity lines	84.87%	62.84%	58.49%	49.40%	45.63%
Single family owner occupied	13.94%	11.81%	10.35%	9.79%	11.15%
Owner occupied construction	0.00%	0.00%	0.32%	0.37%	0.78%
Total consumer real estate loans	98.81%	74.65%	69.16%	59.56%	57.56%
Consumer and other loans
Consumer loans	0.00%	0.14%	0.10%	0.07%	0.08%
Total covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities and rate sensitivities of the non-covered loan portfolio as of December 31, 2017:

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
(Amounts in thousands)
Commercial loans
Construction, development, and other land(1)	$17,946	$15,243	$26,828	$60,017
Commercial and industrial	27,305	52,747	12,136	92,188
Multi-family residential	14,606	27,819	82,777	125,202
Single family non-owner occupied	15,515	28,653	97,502	141,670
Non-farm, non-residential	41,040	197,139	378,454	616,633
Agricultural	741	5,534	760	7,035
Farmland	5,227	9,193	11,229	25,649
Total commercial loans	122,380	336,328	609,686	1,068,394
Consumer real estate loans
Home equity lines	6,164	15,754	81,287	103,205
Single family owner occupied	3,701	33,301	465,684	502,686
Owner occupied construction	2,547	1,275	35,356	39,178
Total consumer real estate loans	12,412	50,330	582,327	645,069
Consumer and other loans
Consumer loans	13,046	55,820	1,906	70,772
Other	1,827	1,369	1,805	5,001
Total consumer and other loans	14,873	57,189	3,711	75,773
Total non-covered loans	$149,665	$443,847	$1,195,724	$1,789,236

Rate sensitivities
Predetermined interest rate	$92,442	$395,966	$391,264	$879,672
Floating or adjustable interest rate	57,223	47,881	804,460	909,564
Total non-covered loans	$149,665	$443,847	$1,195,724	$1,789,236

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table presents the maturities and rate sensitivities of the covered loan portfolio as of December 31, 2017:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land	$1	$38	$-	$39
Single family non-owner occupied	-	258	26	284
Non-farm, non-residential	-	9	-	9
Total commercial loans	1	305	26	332
Consumer real estate loans
Home equity lines	395	11,774	11,551	23,720
Single family owner occupied	18	754	3,124	3,896
Total consumer real estate loans	413	12,528	14,675	27,616
Total covered loans	$414	$12,833	$14,701	$27,948

Rate sensitivities
Predetermined interest rate	$6	$989	$3,033	$4,028
Floating or adjustable interest rate	408	11,844	11,668	23,920
Total covered loans	$414	$12,833	$14,701	$27,948

Risk Elements

We seek to mitigate credit risk by following specific underwriting practices and by ongoing monitoring of our loan portfolio. Our underwriting practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for loan losses. We track certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $4.0 million annually and at various times during the year. Smaller commercial and retail loans are sampled for review during the year.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Non-covered nonperforming
Nonaccrual loans	$18,997	$15,854	$17,847	$10,556	$19,161
Accruing loans past due 90 days or more	1	-	-	-	-
TDRs(1)	120	114	73	2,726	1,311
Total non-covered nonperforming loans	19,118	15,968	17,920	13,282	20,472
Non-covered OREO	2,409	5,109	4,873	6,638	7,318
Total non-covered nonperforming assets	$21,527	$21,077	$22,793	$19,920	$27,790

Covered nonperforming
Nonaccrual loans	$342	$608	$647	$2,438	$3,353
Accruing loans past due 90 days or more	-	-	-	-	86
Total covered nonperforming loans	342	608	647	2,438	3,439
Covered OREO	105	276	4,034	6,324	7,541
Total covered nonperforming assets	$447	$884	$4,681	$8,762	$10,980

Total nonperforming
Nonaccrual loans	$19,339	$16,462	$18,494	$12,994	$22,514
Accruing loans past due 90 days or more	1	-	-	-	86
TDRs(1)	120	114	73	2,726	1,311
Total nonperforming loans	19,460	16,576	18,567	15,720	23,911
OREO	2,514	5,385	8,907	12,962	14,859
Total nonperforming assets	$21,974	$21,961	$27,474	$28,682	$38,770

Additional Information
Performing TDRs(2)	$7,614	$12,838	$13,889	$11,808	$10,900
Total TDRs(3)	7,734	12,952	13,962	14,534	12,211
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	1,217	1,414	1,645	1,171	1,548
Actual interest income recorded on restructured and nonperforming loans	222	424	608	597	511

Non-covered ratios
Nonperforming loans to total loans	1.07%	0.89%	1.10%	0.85%	1.31%
Nonperforming assets to total assets	0.91%	0.90%	0.96%	0.80%	1.14%
Non-PCI allowance to nonperforming loans	100.83%	112.32%	112.61%	151.85%	113.92%
Non-PCI allowance to total loans	1.08%	1.00%	1.24%	1.29%	1.50%

Total ratios
Nonperforming loans to total loans	1.07%	0.89%	1.09%	0.93%	1.40%
Nonperforming assets to total assets	0.92%	0.92%	1.12%	1.10%	1.49%
Allowance for loan losses to nonperforming loans	99.05%	108.28%	108.97%	128.67%	100.69%
Allowance for loan losses to total loans	1.06%	0.97%	1.19%	1.20%	1.41%

(1)

TDRs restructured within the past six months and nonperforming exclude nonaccrual TDRs of $169 thousand, $224 thousand, $923 thousand, $306 thousand, and $734 thousand for the five years ended December 31, 2017.

(2)

TDRs with six months or more of satisfactory payment performance exclude TDRs of $1.76 million, $1.06 million, $416 thousand, $248 thousand, and $1.47 million for the five years ended December 31, 2017.

(3)	Total TDRs exclude nonaccrual TDRs of $1.93 million, $1.28 million, $1.34 million, $554 thousand, and $2.20 million for the five years ended December 31, 2017.

Non-covered nonperforming assets as of December 31, 2017, increased $450 thousand, or 2.14%, from December 31, 2016, primarily due to an increase in non-covered nonaccrual loans. Non-covered nonaccrual loans as of December 31, 2017, increased $3.14 million, or 19.82%, from December 31, 2016. As of December 31, 2017, non-covered nonaccrual loans were largely attributed to single family owner occupied (69.00%) and non-farm, non-residential (12.89%) loans. As of December 31, 2017, approximately $673 thousand, or 3.54%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $30.71 million as of December 31, 2017, an increase of $5.70 million, or 22.77%, compared to $25.02 million as of December 31, 2016. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.71% as of December 31, 2017, which includes past due loans (0.65%) and nonaccrual loans (1.06%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of December 31, 2017, decreased $5.22 million, or 40.29%, to $7.73 million from December 31, 2016. Nonperforming accruing TDRs as of December 31, 2017, increased $6 thousand, or 5.26%, to $120 thousand from December 31, 2016. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 1.55% as of December 31, 2017, compared to 0.88% as of December 31, 2016. Specific reserves on TDRs totaled $642 thousand as of December 31, 2017, compared to $670 thousand as of December 31, 2016.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $2.70 million, or 52.85%, as of December 31, 2017, compared to December 31, 2016. Non-covered OREO consisted of 16 properties with an average holding period of 12 months as of December 31, 2017. The net loss on the sale of OREO totaled $937 thousand in 2017, $1.15 million in 2016, and $1.85 million in 2015. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2017			2016
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$5,109	$276	$5,385	$4,873	$4,034	$8,907
Additions	2,204	79	2,283	3,962	1,200	5,162
Disposals	(4,165)	(218)	(4,383)	(2,887)	(4,405)	(7,292)
Valuation adjustments	(739)	(32)	(771)	(839)	(553)	(1,392)
Ending balance	$2,409	$105	$2,514	$5,109	$276	$5,385

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2017, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of December 31, 2017; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Loan Losses” in the “Critical Accounting Estimates” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The allowance for loan losses as of December 31, 2017, increased $1.33 million, or 7.40%, from December 31, 2016. The increase was largely attributed to a $1.74 million increase in specific reserves on impaired loans combined with a $700 thousand increase in unallocated reserves. The non-PCI allowance as a percent of non-covered loans totaled 1.08% as of December 31, 2017, compared to 1.00% as of December 31, 2016. PCI loans were aggregated into five loan pools as of December 31, 2017 and 2016; Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of December 31, 2017, compared to one impaired PCI loan pool with a cumulative impairment of $12 thousand as of December 31, 2016. Net charge-offs decreased $2.10 million, or 59.23%, in 2017 compared to 2016, largely due to an overall reduction in charge-offs for commercial real estate loans.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Year Ended December 31,
	2017	2016	2015	2014	2013
(Amounts in thousands)
Beginning balance	$17,948	$20,233	$20,227	$24,077	$25,770
Removal of loans transferred(1)	-	-	-	(682)	-
Provision for loan losses charged to operations, non-PCI loans	2,783	1,296	2,166	420	7,912
(Recovery of) provision for loan losses charged to operations, PCI loans	(12)	(41)	25	(275)	296
(Recovery of) provision for loan losses recorded through the FDIC indemnification asset	-	(1)	(29)	(422)	451
Charge-offs
Commercial loans
Construction, development, and other land	427	254	256	1,238	2,738
Commercial and industrial	224	144	93	459	720
Multi-family residential	9	64	-	35	17
Single family non-owner occupied	52	237	87	488	2,618
Non-farm, non-residential	142	1,684	773	832	1,613
Agricultural	-	-	-	-	17
Farmland	68	9	73	-	20
Consumer real estate loans
Home equity lines	13	1,073	92	451	1,873
Single family owner occupied	675	508	812	988	947
Owner occupied construction	11	31	2	305	295
Consumer and other loans
Consumer loans	658	457	461	659	491
Other	664	715	1,096	1,026	1,178
Total charge-offs	2,943	5,176	3,745	6,481	12,527
Recoveries
Commercial loans
Construction, development, and other land	306	282	135	84	510
Commercial and industrial(2)	160	484	173	1,736	98
Multi-family residential	9	15	-	10	16
Single family non-owner occupied	180	79	92	331	158
Non-farm, non-residential	146	59	74	239	119
Agricultural	-	-	-	-	22
Farmland	-	-	-	-	8
Consumer real estate loans
Home equity lines	201	137	402	514	273
Single family owner occupied	108	182	258	76	169
Owner occupied construction	105	39	18	-	-
Consumer and other
Consumer loans	137	123	101	121	107
Other	148	237	336	479	695
Total recoveries	1,500	1,637	1,589	3,590	2,175
Net charge-offs	1,443	3,539	2,156	2,891	10,352
Ending balance	$19,276	$17,948	$20,233	$20,227	$24,077

Net charge-offs to average non-covered loans	0.08%	0.21%	0.14%	0.18%	0.68%
Net charge-offs to average total loans	0.08%	0.20%	0.13%	0.17%	0.61%

(1)	Includes a $682 thousand removal in 2014 due to loans transferred in branch divestitures
(2)	Includes a $1.60 million recovery in 2014 related to the positive resolution of a sizable problem credit

The following table presents the allowance for loan losses, excluding PCI loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Commercial loans
Construction, development, and other land	$830	$889	$1,119	$1,151	$1,141
Commercial and industrial	762	495	504	689	5,215
Multi-family residential	1,094	1,157	1,535	1,917	1,211
Single family non-owner occupied	1,976	2,752	3,369	3,228	3,549
Non-farm, non-residential	6,597	6,185	6,393	5,805	4,650
Agricultural	51	43	22	13	23
Farmland	362	169	190	206	301
Consumer real estate loans
Home equity lines	803	895	1,091	1,330	1,361
Single family owner occupied	5,710	4,364	4,969	4,935	5,030
Owner occupied construction	297	228	297	225	206
Consumer and other loans
Consumer loans	794	759	690	670	635
Total allowance, excluding PCI loans	$19,276	$17,936	$20,179	$20,169	$23,322

The following table presents the PCI allowance for loan losses, by loan pool, as of the dates indicated:

	December 31,
(Amounts in thousands)	2017	2016	2015	2014	2013
Commercial loans
Waccamaw commercial	$-	$-	$-	$37	$-
Peoples commercial	-	-	-	-	69
Other	-	-	-	-	8
Consumer real estate loans
Waccamaw serviced home equity lines	-	-	-	-	277
Waccamaw residential	-	-	1	-	217
Peoples residential	-	12	53	21	184
Total PCI allowance	$-	$12	$54	$58	$755

Deposits

Total deposits as of December 31, 2017, increased $88.55 million, or 4.81%, compared to December 31, 2016. Noninterest-bearing deposits increased $26.44 million and interest-bearing deposits increased $87.07 million while savings deposits, which include money market accounts and savings accounts, decreased $10.47 million; and time deposits, which include certificates of deposit and individual retirement accounts, decreased $14.49 as of December 31, 2017, compared to December 31, 2016. We had no material deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2017 or 2016.

The following schedule presents the contractual maturities of time deposits of $100 thousand or more as of December 31, 2017:

(Amounts in thousands)
Three months or less	$15,401
Over three through six months	13,188
Over six through twelve months	22,441
Over twelve months	147,090
$198,120

Borrowings

Total borrowings as of December 31, 2017, decreased $98.63 million, or 55.19%, compared to December 31, 2016, primarily due to moving certain cash management accounts into interest-bearing deposit products. Short-term borrowings consisted of retail repurchase agreements, which decreased $67.92 million, or 93.03%, as of December 31, 2017, compared to December 31, 2016. The following table presents the balances and weighted average rates paid on short-term borrowings for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands)
Year-end balance	$5,086	0.11%	$73,005	0.07%	$88,614	0.19%
Average annual balance(1)	47,717	0.07%	108,620	0.21%	72,691	0.10%
Maximum month-end balance(1)	90,968		182,554		122,693

(1)	Average annual and month-end balances include federal funds purchased and short-term FHLB advances that were repaid prior to year end.

Long-term borrowings consisted of a wholesale repurchase agreement and a convertible FHLB advance as of December 31, 2017. The wholesale repurchase agreement totaled $25.00 million with a weighted average rate of 3.18% as of December 31, 2017 and 2016. Long-term FHLB borrowings decreased $15.00 million, or 23.08%, to $50.00 million and the weighted average rate decreased 4 basis points to 4.00% as of December 31, 2017, compared to December 31, 2016. The decrease was due to a $15.00 million convertible advance with a 4.15% rate that matured on May 4, 2017. The Company redeemed all of its trust preferred securities on January 9, 2017, resulting in a decrease of $15.46 million in subordinated debt.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2017, the Company’s cash reserves totaled $19.22 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of December 31, 2017. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2017, our unencumbered cash totaled $157.95 million, unused borrowing capacity from the FHLB totaled $411.20 million, available credit from the FRB Discount Window totaled $6.15 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $114.24 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Net cash provided by operating activities	$39,009	$43,088	$58,519
Net cash provided by (used in) investing activities	65,157	110,210	(70,785)
Net cash used in financing activities	(22,522)	(128,778)	(173,607)
Net increase (decrease) in cash and cash equivalents	81,644	24,520	(185,873)
Cash and cash equivalents, beginning balance	76,307	51,787	237,660
Cash and cash equivalents, ending balance	$157,951	$76,307	$51,787

2017 Compared to 2016. Cash and cash equivalents increased $81.64 million compared to an increase of $24.52 million in the prior year. The increase was primarily due to a $106.26 million reduction in net cash used in financing activities as we increased deposit accounts and significantly reduced FHLB and other borrowings. Net cash provided by investing activities decreased $45.05 million largely due to a decrease in proceeds from sales and maturities of investment securities, which were partially offset by less loan origination activity. Net cash provided by operating activities experienced a slight decrease of $4.08 million.

2016 Compared to 2015. Cash and cash equivalents increased $24.52 million compared to a decrease of $185.87 million in the prior year primarily due to a $181.00 million increase in net cash provided by investing activities. The increase was largely the result of an increase in proceeds from sales and maturities of investment securities, an increase in proceeds from acquisition and divestiture activities, and a reduction in the purchase of investment securities offset by an increase in loan originations. Net cash used in financing activities decreased $44.83 million primarily due to a decrease in interest-bearing deposits offset by an increase in the repayment of long-term debt. Net cash provided by operating activities decreased $15.43 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2017, increased $11.66 million, or 3.44%, to $350.71 million from $339.06 million as of December 31, 2016. The change in stockholders’ equity was largely due to net income of $21.49 million offset by dividends declared on our common stock of $11.56 million. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. Accumulated other comprehensive loss was reduced by $1.42 million, or 70.36%, to $596 thousand as of December 31, 2017, compared to December 31, 2016, primarily due to net unrealized gains on securities. We repurchased 50,118 shares of our common stock in 2017 totaling $1.26 million. Our book value per common share increased $0.68, or 3.41%, to $20.63 as of December 31, 2017, from $19.95 as of December 31, 2016.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2016 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2017	2016	2015
The Company
Common equity Tier 1 ratio	13.98%	13.88%	14.54%
Tier 1 risk-based capital ratio	13.98%	14.74%	14.73%
Total risk-based capital ratio	15.06%	15.79%	15.95%
Tier 1 leverage ratio	11.06%	11.07%	10.62%

The Bank
Common equity Tier 1 ratio	12.47%	12.93%	13.60%
Tier 1 risk-based capital ratio	12.47%	12.93%	13.60%
Total risk-based capital ratio	13.55%	13.98%	14.82%
Tier 1 leverage ratio	9.84%	9.71%	9.77%

As of December 31, 2017, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2017. Our risk-based capital ratios as of December 31, 2017, decreased from December 31, 2016, due to an increase in risk-weighted assets. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 21, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Commitments, Contingencies, and Off-Balance Sheet Arrangements

Contractual Obligations

We enter into certain contractual obligations that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and the ability to adjust rates on certificates of deposit, in a changing interest rate environment; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, by payment date, as of December 31, 2017:

	Less Than	One to	Three to	More than
	One Year	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Deposits without a stated maturity(1)	$1,453,281	$-	$-	$-	$1,453,281
Certificates of deposit(2)(3)	222,058	191,284	93,637	1,794	508,773
Securities sold under agreements to repurchase	5,881	25,122	-	-	31,003
Long-term borrowings(2)(3)	2,000	4,000	50,033	-	56,033
Operating leases	237	208	194	694	1,333
Total contractual cash obligations	$1,683,457	$220,614	$143,864	$2,488	$2,050,423

(1)	Excludes interest
(2)

Includes interest on fixed and variable rate obligations (changes in market interest rates may materially affect the variable rate obligation to be paid, which is reflected using the rates in effect as of December 31, 2017)

(3)	Excludes unamortized premiums and discounts

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements, by commitment expiration, as of December 31, 2017:

	Less than	One to	Three to	More than
	One Year(1)	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Commitments to extend credit	$93,513	$32,507	$22,142	$94,985	$243,147
Financial letters of credit	240	-	-	10	250
Performance letters of credit(2)	34,360	96,927	50	-	131,337
Total off-balance sheet risk	$128,113	$129,434	$22,192	$94,995	$374,734

(1)	Lines of credit with no stated maturity date are included in the less than one year expiration category.
(2)	Includes FHLB letters of credit

The reserve for the risk inherent in unfunded lending commitments totaled $66 thousand as of December 31, 2017, and $326 thousand as of December 31, 2016. For additional information, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report.

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

On December 13, 2017, the Federal Open Market Committee raised the benchmark federal funds rate to a range of 125 to 150 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	Year Ended December 31,
	2017		2016
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$3,759	4.3%	$526	0.6%
200	2,756	3.2%	438	0.5%
100	1,535	1.8%	183	0.2%
(100)	(4,405)	-5.1%	(2,616)	-3.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2017, exposure to interest rate risk was within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of December 31, 2017, we maintained interest rate swap agreements with notional amounts totaling $5.81 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair value of the swap agreements, which are accounted for as fair value hedges and recorded as derivative liabilities, totaled $90 thousand as of December 31, 2017, and $167 thousand as of December 31, 2016. For additional information, see Note 12, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements in Item 8 of this report.

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

Item 8.     Financial Statements and Supplementary Data.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2017	2016
Assets
Cash and due from banks	$37,115	$36,645
Federal funds sold	119,891	38,717
Interest-bearing deposits in banks	945	945
Total cash and cash equivalents	157,951	76,307
Securities available for sale	165,580	165,579
Securities held to maturity	25,149	47,133
Loans held for investment, net of unearned income
Non-covered	1,789,236	1,795,954
Covered	27,948	56,994
Allowance for loan losses	(19,276)	(17,948)
Loans held for investment, net	1,797,908	1,835,000
FDIC indemnification asset	7,161	12,173
Premises and equipment, net	48,126	50,085
Other real estate owned, non-covered	2,409	5,109
Other real estate owned, covered	105	276
Interest receivable	5,778	5,553
Goodwill	95,779	95,779
Other intangible assets	6,151	7,207
Other assets	76,363	86,197
Total assets	$2,388,460	$2,386,398

Liabilities
Deposits
Noninterest-bearing	$454,143	$427,705
Interest-bearing	1,475,748	1,413,633
Total deposits	1,929,891	1,841,338
Securities sold under agreements to repurchase	30,086	98,005
FHLB borrowings	50,000	65,000
Other borrowings	-	15,708
Interest, taxes, and other liabilities	27,769	27,290
Total liabilities	2,037,746	2,047,341

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at December 31, 2017 and 2016; 4,383,553 and 4,387,571 shares in treasury at December 31, 2017 and 2016, respectively	21,382	21,382
Additional paid-in capital	228,750	228,142
Retained earnings	180,543	170,377
Treasury stock	(79,121)	(78,833)
Accumulated other comprehensive loss	(840)	(2,011)
Total stockholders' equity	350,714	339,057
Total liabilities and stockholders' equity	$2,388,460	$2,386,398

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2017	2016	2015
Interest income
Interest and fees on loans	$89,749	$87,718	$87,632
Interest on securities -- taxable	1,522	3,229	4,225
Interest on securities -- tax-exempt	3,029	3,624	3,978
Interest on deposits in banks	1,008	153	267
Total interest income	95,308	94,724	96,102
Interest expense
Interest on deposits	4,987	4,479	5,878
Interest on short-term borrowings	850	2,101	1,952
Interest on long-term debt	2,253	3,264	3,519
Total interest expense	8,090	9,844	11,349
Net interest income	87,218	84,880	84,753
Provision for loan losses	2,771	1,255	2,191
Net interest income after provision for loan losses	84,447	83,625	82,562
Noninterest income
Wealth management	3,150	2,828	2,975
Service charges on deposits	13,803	13,588	13,717
Other service charges and fees	8,624	8,102	8,045
Insurance commissions	1,347	5,442	6,899
Impairment losses on securities	-	(4,646)	-
Portion of loss recognized in other comprehensive income	-	-	-
Net impairment losses recognized in earnings	-	(4,646)	-
Net (loss) gain on sale of securities	(661)	335	144
Net FDIC indemnification asset amortization	(3,517)	(5,474)	(6,379)
Net gain on divestitures	-	3,682	-
Other operating income	3,502	3,209	4,129
Total noninterest income	26,248	27,066	29,530
Noninterest expense
Salaries and employee benefits	36,317	39,912	39,625
Occupancy expense	4,775	5,297	5,817
Furniture and equipment expense	4,425	4,341	5,199
Amortization of intangibles	1,056	1,136	1,118
FDIC premiums and assessments	910	1,383	1,513
FHLB debt prepayment fees	-	-	1,702
Merger, acquisition, and divestiture expense	-	730	86
Other operating expense	21,099	19,947	21,111
Total noninterest expense	68,582	72,746	76,171
Income before income taxes	42,113	37,945	35,921
Income tax expense	20,628	12,819	11,381
Net income	21,485	25,126	24,540
Dividends on preferred stock	-	-	105
Net income available to common shareholders	$21,485	$25,126	$24,435

Earnings per common share
Basic	$1.26	$1.45	$1.32
Diluted	1.26	1.45	1.31
Cash dividends per common share	0.68	0.60	0.54
Weighted average shares outstanding
Basic	17,002,116	17,319,689	18,531,039
Diluted	17,077,842	17,365,524	18,727,464

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Net income	$21,485	$25,126	$24,540
Other comprehensive income, before tax
Available-for-sale securities
Change in net unrealized gains on securities without other-than-temporary impairment	1,445	1,035	755
Reclassification adjustment for net loss (gain) recognized in net income	661	(335)	(144)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	-	4,646	-
Net unrealized gains on available-for-sale securities	2,106	5,346	611
Employee benefit plans
Net actuarial loss	48	(367)	(363)
Plan change	(258)	(69)	-
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	259	273	326
Net unrealized gains (losses) on employee benefit plans	49	(163)	(37)
Other comprehensive income, before tax	2,155	5,183	574
Income tax expense	(740)	(1,947)	(216)
Other comprehensive income, net of tax	1,415	3,236	358
Total comprehensive income	$22,900	$28,362	$24,898

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2015	$15,151	$20,500	$215,873	$141,206	$(35,751)	$(5,605)	$351,374
Net income	-	-	-	24,540	-	-	24,540
Other comprehensive income	-	-	-	-	-	358	358
Common dividends declared – $0.54 per share	-	-	-	(9,994)	-	-	(9,994)
Preferred dividends declared – $15.00 per share	-	-	-	(105)	-	-	(105)
Preferred stock converted to common stock -- 882,096 shares	(12,784)	882	11,902	-	-	-	-
Redemption of preferred stock – 2,367 shares	(2,367)	-	-	-	-	-	(2,367)
Equity-based compensation expense	-	-	110	-	-	-	110
Common stock options exercised – 4,323 shares	-	-	(11)	-	74	-	63
Restricted stock awards – 23,057 shares	-	-	(191)	-	391	-	200
Issuance of treasury stock to 401(k) plan – 20,745 shares	-	-	9	-	354	-	363
Purchase of treasury shares – 1,238,299 shares at $17.35 per share	-	-	-	-	(21,525)	-	(21,525)
Balance December 31, 2015	$-	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017

Balance January 1, 2016	$-	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	-	-	-	25,126	-	-	25,126
Other comprehensive income	-	-	-	-	-	3,236	3,236
Common dividends declared – $0.60 per share	-	-	-	(10,396)	-	-	(10,396)
Equity-based compensation expense	-	-	209	-	-	-	209
Common stock options exercised – 43,463 shares	-	-	146	-	775	-	921
Restricted stock awards -- 16,680 shares	-	-	32	-	290	-	322
Issuance of treasury stock to 401(k) plan – 18,218 shares	-	-	63	-	321	-	384
Purchase of treasury shares – 1,182,294 shares at $20.06 per share	-	-	-	-	(23,762)	-	(23,762)
Balance December 31, 2016	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057

Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	21,485	-	-	21,485
Other comprehensive income	-	-	-	-	-	1,415	1,415
Reclassification of certain tax effects	-	-	-	244	-	(244)	-
Common dividends declared – $0.68 per share	-	-	-	(11,563)	-	-	(11,563)
Equity-based compensation expense	-	-	430	-	-	-	430
Common stock options exercised – 16,185 shares	-	-	86	-	292	-	378
Restricted stock awards – 22,697 shares	-	-	(48)	-	408	-	360
Issuance of treasury stock to 401(k) plan – 15,254 shares	-	-	140	-	275	-	415
Purchase of treasury shares – 50,118 shares at $25.16 per share	-	-	-	-	(1,263)	-	(1,263)
Balance December 31, 2017	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Operating activities
Net income	$21,485	$25,126	$24,540
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,771	1,255	2,191
Depreciation and amortization of property, plant, and equipment	3,560	3,563	4,135
Amortization of premiums on investments, net	172	1,066	1,375
Amortization of FDIC indemnification asset, net	3,517	5,474	6,379
Amortization of intangible assets	1,056	1,136	1,118
Accretion on acquired loans	(5,417)	(4,766)	(7,109)
Gain on divestiture, net	-	(3,682)	-
Gain on sale of loans, net	-	-	(501)
Equity-based compensation expense	430	209	110
Restricted stock awards	360	322	200
Issuance of treasury stock to 401(k) plan	415	384	363
(Gain) loss on sale of property, plant, and equipment, net	(1)	238	23
Loss on sale of other real estate	791	1,495	3,002
Loss (gain) on sale of securities	661	(335)	(144)
Net impairment losses recognized in earnings	-	4,646	-
FHLB debt prepayment fees	-	-	1,702
Proceeds from sale of mortgage loans	-	-	21,993
Originations of mortgage loans	-	-	(19,700)
Decrease in other operating activities	9,209	6,957	18,842
Net cash provided by operating activities	39,009	43,088	58,519
Investing activities
Proceeds from sale of securities available for sale	13,664	104,928	10,999
Proceeds from maturities, prepayments, and calls of securities available for sale	37,155	99,906	29,931
Proceeds from maturities and calls of securities held to maturity	21,840	25,190	190
Payments to acquire securities available for sale	(49,406)	(1,174)	(81,540)
Payments to acquire securities held to maturity	-	-	(15,003)
Repayments of (originations of) loans, net	37,455	(159,243)	(24,719)
Redemptions of FHLB stock, net	694	130	1,279
Cash proceeds from (paid in) mergers, acquisitions, and divestitures, net (See Note 2)	-	29,716	(88)
Proceeds from the FDIC	1,689	4,403	2,683
Payments to acquire property, plant, and equipment, net	(2,297)	(793)	(1,239)
Proceeds from sale of other real estate	4,363	7,147	6,722
Net cash provided by (used in) investing activities	65,157	110,210	(70,785)
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	26,438	(17,482)	33,782
Increase (decrease) in interest-bearing deposits, net	62,115	(37,576)	(161,282)
(Repayments of) proceeds from securities sold under agreements to repurchase, net	(67,919)	(40,609)	16,872
Repayments of FHLB and other borrowings, net	(30,708)	(48)	(28,945)
Redemption of preferred stock	-	-	(2,367)
Proceeds from stock options exercised	378	921	63
Excess tax benefit from equity-based compensation	-	174	8
Payments for repurchase of treasury stock	(1,263)	(23,762)	(21,525)
Payments of common dividends	(11,563)	(10,396)	(9,994)
Payments of preferred dividends	-	-	(219)
Net cash used in financing activities	(22,522)	(128,778)	(173,607)
Net increase (decrease) in cash and cash equivalents	81,644	24,520	(185,873)
Cash and cash equivalents at beginning of period	76,307	51,787	237,660
Cash and cash equivalents at end of period	$157,951	$76,307	$51,787

Supplemental disclosure – cash flow information
Cash paid for interest	$8,267	$9,845	$11,757
Cash paid for income taxes	15,852	6,588	6,900

Supplemental transactions – noncash items
Transfer of loans to other real estate	2,283	5,162	6,317
Loans originated to finance other real estate	-	57	649
Increase in accumulated other comprehensive income	1,171	3,236	358

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank (“FRB”), and correspondent banks that are available for immediate withdrawal.

Investment Securities

Management classifies debt and marketable equity securities as held-to-maturity or available-for-sale based on the intent and ability to hold the securities to maturity. Debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. Debt securities not classified as held to maturity and marketable equity securities are classified as available-for-sale securities and carried at estimated fair value. Available-for-sale securities consist of securities the Company intends to hold for indefinite periods of time including securities to be used as part of the Company’s asset/liability management strategy and securities that may be sold in response to changes in interest rates, prepayment risk, or other similar factors. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (“AOCI”), net of income taxes, in stockholders’ equity. Gains or losses on calls, maturities, or sales of investment securities are recorded based on the specific identification method and included in noninterest income. Premiums and discounts are amortized or accreted over the life of a security into interest income. Nonmarketable equity investments are reported in other assets. The Company performs quarterly reviews of held-to-maturity and available-for-sale securities to determine if unrealized losses are temporary or other than temporary. If the security is deemed to have other-than-temporary impairment (“OTTI”), the amount representing the credit loss is recognized as a charge to noninterest income and the amount representing all other factors is recognized in other comprehensive income (“OCI”).

Nonmarketable Equity Investments

As a condition of membership in the FHLB and the FRB, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These nonmarketable securities are carried at cost and periodically reviewed for impairment. When evaluating these investments, management considers publicly available information about the profitability and asset quality of the issuer, dividend payment history, and redemption experience in determining the recoverability of the investment. The total investment in FHLB and FRB stock, which is included in other assets, was $9.90 million as of December 31, 2017, and $10.60 million as of December 31, 2016.

Other Investments

The Company has certain long-term investments that are considered VIEs, including certain tax credit limited partnerships, and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. The Company uses the equity method of accounting if it is able to exercise significant influence over the entity and records its share of the entity’s earnings or losses in noninterest income. The Company uses the cost method of accounting if it is not able to exercise significant influence over the entity. There were no equity investments as of December 31, 2017, or December 31, 2016. The carrying value and maximum potential loss exposure of VIEs totaled $823 thousand as of December 31, 2017, and $1.14 million as of December 31, 2016.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchased Credit Impaired (“PCI”) Loans. When purchased loans exhibit evidence of credit deterioration after the acquisition date, and it is probable at acquisition the Company will not collect all contractually required principal and interest payments, the loans are referred to as PCI loans. PCI loans are accounted for using Topic 310-30 of the FASB ASC. PCI loans are initially measured at fair value, which includes estimated future credit losses expected to be incurred over the life of the loans. Per the guidance, the Company groups PCI loans that have common risk characteristics into loan pools. Evidence of credit quality deterioration at acquisition may include measures such as nonaccrual status, credit scores, declines in collateral value, current loan to value percentages, and days past due. The Company considers expected prepayments and estimates the amount and timing of expected principal, interest, and other cash flows for each loan or pool of loans identified as credit impaired. If contractually required payments at acquisition exceed cash flows expected to be collected, the excess is the non-accretable difference, which is available to absorb credit losses on those loans or pools of loans. If the cash flows expected at acquisition exceed the estimated fair values, the excess is the accretable yield, which is recognized in interest income over the remaining lives of those loans or pools of loans when there is a reasonable expectation about the amount and timing of such cash flows.

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

Seriously delinquent loans are evaluated for loss mitigation options. Closed-end retail loans are generally charged off against the allowance for loan losses when the loans become 120 days past due. Open-end retail loans and residential real estate secured loans are generally charged off when the loans become 180 days past due. Unsecured loans are generally charged off when the loans become 90 days past due. All other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans previously charged off are credited to the allowance for loan losses in the period received.

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

FDIC Indemnification Asset

The FDIC indemnification asset represents the carrying amount of the right to receive payments from the FDIC for losses incurred on certain loans and OREO purchased from the FDIC that are covered by loss share agreements. The FDIC indemnification asset is measured separately from related covered assets because it is not contractually embedded in the assets or transferable should the assets be disposed. Under the acquisition method of accounting, the FDIC indemnification asset is recorded at fair value using projected cash flows based on expected reimbursements and applicable loss share percentages as outlined in the loss share agreements. The expected reimbursements do not include reimbursable amounts related to future covered expenditures. The cash flows are discounted to reflect the timing and receipt of reimbursements from the FDIC. The discount is accreted through noninterest income over future periods. Post-acquisition adjustments to the indemnification asset are measured on the same basis as the underlying covered assets. Increases in the cash flows of covered loans reduce the FDIC indemnification asset balance, which is recognized as amortization through noninterest income over the shorter of the remaining life of the FDIC indemnification asset or the underlying loans. Decreases in the cash flows of covered loans increase the FDIC indemnification asset balance, which is recognized as accretion through noninterest income. Certain expenses related to covered assets are reimbursable from the FDIC through monthly and quarterly claims. Estimated reimbursements from the FDIC are netted against covered expenses in the consolidated statements of income.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and Equipment

Premises, equipment, and capital leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; 3 to 5 years for computer software, hardware, and data handling equipment; and 10 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years and leasehold improvements are amortized over the lesser of the term of the respective leases plus the first optional renewal period, when renewal is reasonably assured, or the estimated useful lives of the improvements. The Company leases various properties within its branch network. Leases generally have initial terms of up to 20 years and most contain options to renew with increases in rent. All leases are accounted for as operating leases. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity-Based Compensation

The cost of employee services received in exchange for equity instruments, including stock options and restricted stock awards, is generally measured at fair value on the grant date. The Black-Scholes-Merton valuation model is used to estimate the fair value of stock options at the grant date while the fair value of restricted stock awards is based on the market price of the Company’s common stock on the grant date. The Black-Scholes-Merton model incorporates the following assumptions: the expected volatility is based on the weekly historical volatility of the Company’s common stock price over the expected term of the option; the expected term is generally calculated using the shortcut method; the risk-free interest rate is based on the U.S. Department of the Treasury’s (“Treasury”) yield curve on the grant date with a term comparable to the grant; and the dividend yield is based on the Company’s dividend yield using the most recent dividend rate paid per share and trading price of the Company’s common stock. Compensation cost is recognized over the required service period, generally defined as the vesting period for stock option awards and as the restriction period for restricted stock awards. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

Recent Accounting Standards

Standards Adopted in 2018

In February 2018, the FASB issued ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform Act”) and requires certain new disclosures. ASU 2018-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The update should be applied either in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Reform Act is recognized. The Company elected to early adopt ASU 2018-02 on a retrospective basis. The effect of the adoption of the standard was a decrease in AOCI of $244 thousand with the offset to retained earnings as recorded in the Company’s consolidated balance sheet and statement of changes in stockholders’ equity for the year ended December 31, 2017.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. ASU 2017-09 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-09 in the first quarter of 2018. The adoption of the standard will not have a material effect on the Company’s financial statements beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. ASU 2017-07 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 in the first quarter of 2018. The adoption of the standard will not have a material effect on the Company’s financial statements beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” This ASU requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company adopted ASU 2016-18 in the first quarter of 2018. The adoption of the standard will not have a material effect on the Company’s financial statements beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted. The update should be applied on a retrospective basis, if practicable. The Company adopted ASU 2016-15 in the first quarter of 2018. The adoption of the standard will not have a material effect on the Company’s financial statements beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU significantly revises how entities account and disclose financial assets and liabilities. The guidance (1) requires most equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without a readily determinable fair value; (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (6) requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) states that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets. ASU 2016-01 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted for the instrument-specific credit risk provision. The Company adopted ASU 2016-01 in the first quarter of 2018. The Company does not expect to recognize a cumulative effect adjustment to retained earnings at the beginning of the year or expect the guidance to have a material effect on its financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers.” This ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 for the Company until fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company adopted ASU 2014-09, and related updates, in the first quarter of 2018 using the modified retrospective method. The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company evaluated the impact on other income; which includes fees for services, commissions on sales, and various deposit service charges; revenue contracts; and disclosures and determined that no cumulative-effect adjustment to retained earnings was necessary. The adoption of the standard will not have a material effect on the Company’s financial statements beginning with the Quarterly Report on Form 10-Q for the period ending March 31, 2018.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Adopted in 2017

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” This ASU removes the requirement to perform a hypothetical purchase price allocation to measure goodwill impairment. Goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The update should be applied prospectively. The Company elected to early adopt ASU 2017-04 in the first quarter of 2017. The adoption of the standard did not have an effect on the Company’s financial statements.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. The Company leases certain banking offices under lease agreements it classifies as operating leases. The Company is evaluating the impact of the standard and expects an increase in assets and liabilities and an impact on capital; however, the Company does not expect the guidance to have a material effect on its financial statements or resulting operations.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Acquisitions and Divestitures

The following table presents the components of net cash received in, or paid for, acquisitions and divestitures, an investing activity in the Company’s consolidated statements of cash flows, for the periods indicated. There was no acquisition or divestiture activity recorded in 2017.

	Year Ended December 31,
(Amounts in thousands)	2016	2015
Acquisitions
Fair value of assets and liabilities acquired:
Loans	$149,122	$-
Premises and equipment	4,829	-
Other assets	448	-
Other intangible assets	3,842	-
Deposits	(134,307)	-
Other liabilities	(75)	-
Purchase price in excess of net assets acquired	2,446	88
Total purchase price	26,305	88
Non-cash purchase price	-	-
Cash acquired	-	-
Net cash paid in acquisitions	26,305	88
Divestitures
Book value of assets sold	(165,742)	389
Book value of liabilities sold	111,198	(152)
Sales price in excess of net liabilities assumed	(3,682)	(6)
Total sales price	(58,226)	231
Cash sold	-	-
Amount due remaining on books	2,205	(231)
Net cash received in divestitures	(56,021)	-
Net cash (received) paid in acquisitions and divestitures	$(29,716)	$88

Ascension Insurance Agency, Inc.

On October 1, 2016, the Company completed the sale of Greenpoint Insurance Group, Inc. (“Greenpoint”) to Ascension Insurance Agency, Inc. for $7.11 million, including earn-out payments of $2.21 million to be received over three years if certain operating targets are met. The divestiture consisted of two North Carolina offices operating as Greenpoint and two Virginia offices operating under the trade name Carr & Hyde Insurance. The Company recorded a net gain of $617 thousand in connection with the divestiture and eliminated $6.49 million in goodwill and other intangible assets. The Company incurred expenses related to the divestiture of $46 thousand in 2016. The transaction did not impact the Company’s in-branch insurance offices operating as FCIS in West Virginia and Virginia.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

First Bank

On July 15, 2016, the Company completed a branch exchange with First Bank, North Carolina, pursuant to which the Bank exchanged a portion of its North Carolina branch network for First Bank’s Virginia branch network. Under the agreements, the Bank simultaneously sold six branches in the Winston-Salem and Mooresville areas of North Carolina and acquired seven branches in Southwestern Virginia. The branch acquisition complements the Company’s 2014 acquisition of seven branches from Bank of America by expanding the Company’s existing presence in Southwest Virginia and affords the opportunity to realize certain operating cost savings.

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

Note 3. Investment Securities

The following tables present the amortized cost and fair value of available-for-sale securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$11,289	$17	$(10)	$11,296
U.S. Treasury securities	19,987	-	(16)	19,971
Municipal securities	101,552	2,203	(107)	103,648
Single issue trust preferred securities	9,367	-	(483)	8,884
Mortgage-backed Agency securities	22,095	46	(415)	21,726
Equity securities	55	-	-	55
Total securities available for sale	$164,345	$2,266	$(1,031)	$165,580

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,342	$3	$-	$1,345
Municipal securities	111,659	2,258	(586)	113,331
Single issue trust preferred securities	22,104	-	(2,165)	19,939
Mortgage-backed Agency securities	31,290	66	(465)	30,891
Equity securities	55	18	-	73
Total securities available for sale	$166,450	$2,345	$(3,216)	$165,579

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of available-for-sale securities, by contractual maturity, as of December 31, 2017. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$10,065	$19,987	$-	$-	$30,052
After one year through five years	-	-	7,193	-	7,193
After five years through ten years	1,224	-	90,062	9,367	100,653
After ten years	-	-	4,297	-	4,297
Amortized cost	$11,289	$19,987	$101,552	$9,367	142,195
Mortgage-backed securities					22,095
Equity securities					55
Total amortized cost					$164,345

Fair value maturity:
One year or less	$10,055	$19,971	$-	$-	$30,026
After one year through five years	-	-	7,308	-	7,308
After five years through ten years	1,241	-	91,886	8,884	102,011
After ten years	-	-	4,454	-	4,454
Fair value	$11,296	$19,971	$103,648	$8,884	143,799
Mortgage-backed securities					21,726
Equity securities					55
Total fair value					$165,580

The following tables present the amortized cost and fair value of held-to-maturity securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,937	$-	$(49)	$17,888
Corporate securities	7,212	-	(16)	7,196
Total securities held to maturity	$25,149	$-	$(65)	$25,084

	December 31, 2016
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$36,741	$124	$-	$36,865
Corporate securities	10,392	11	(2)	10,401
Total securities held to maturity	$47,133	$135	$(2)	$47,266

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of held-to-maturity securities, by contractual maturity, as of December 31, 2017. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$-	$-	$-
After one year through five years	17,937	7,212	25,149
After five years through ten years	-	-	-
After ten years	-	-	-
Total amortized cost	$17,937	$7,212	$25,149

Fair value maturity:
One year or less	$-	$-	$-
After one year through five years	17,888	7,196	25,084
After five years through ten years	-	-	-
After ten years	-	-	-
Total fair value	$17,888	$7,196	$25,084

The following tables present municipal securities, by state, for the states where the largest volume of these securities are held in the Company’s portfolio. The tables also present the amortized cost and fair value of the municipal securities, including gross unrealized gains and losses, as of the dates indicated.

	December 31, 2017
	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
New York	10.64%	$10,804	$223	$-	$11,027
Minnesota	10.12%	10,280	211	(1)	10,490
Wisconsin	8.74%	8,913	147	-	9,060
Massachusetts	8.57%	8,691	208	(14)	8,885
Ohio	8.36%	8,551	123	(13)	8,661
Texas	7.23%	7,388	122	(21)	7,489
Connecticut	6.82%	6,929	142	-	7,071
Iowa	5.27%	5,463	30	(35)	5,458
New Jersey	4.67%	4,670	167	-	4,837
Other	29.59%	29,863	830	(23)	30,670
Total	100.00%	$101,552	$2,203	$(107)	$103,648

	December 31, 2016
	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
New York	11.66%	$12,876	$334	$-	$13,210
Minnesota	9.70%	10,796	232	(40)	10,988
Wisconsin	8.66%	9,786	74	(42)	9,818
Ohio	8.50%	9,599	125	(88)	9,636
Massachusetts	8.45%	9,355	229	(10)	9,574
New Jersey	7.14%	7,891	202	-	8,093
Connecticut	6.90%	7,628	190	-	7,818
Texas	6.55%	7,397	130	(103)	7,424
Iowa	5.66%	6,467	36	(88)	6,415
Other	26.78%	29,864	706	(215)	30,355
Total	100.00%	$111,659	$2,258	$(586)	$113,331

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$10,054	$(10)	$-	$-	$10,054	$(10)
U.S. Treasury securities	19,972	(16)	-	-	19,972	(16)
Municipal securities	8,047	(55)	2,314	(52)	10,361	(107)
Single issue trust preferred securities	-	-	8,884	(483)	8,884	(483)
Mortgage-backed Agency securities	4,276	(25)	14,069	(390)	18,345	(415)
Total	$42,349	$(106)	$25,267	$(925)	$67,616	$(1,031)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$24,252	$(527)	$715	$(59)	$24,967	$(586)
Single issue trust preferred securities	-	-	19,939	(2,165)	19,939	(2,165)
Mortgage-backed Agency securities	12,834	(166)	11,851	(299)	24,685	(465)
Total	$37,086	$(693)	$32,505	$(2,523)	$69,591	$(3,216)

The following tables present the fair values and unrealized losses for held-to-maturity securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,888	$(49)	$-	$-	$17,888	$(49)
Corporate securities	7,196	(16)	-	-	7,196	(16)
Total	$25,084	$(65)	$-	$-	$25,084	$(65)

	December 31, 2016
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Corporate securities	$3,533	$(2)	$-	$-	$3,533	$(2)
Total	$3,533	$(2)	$-	$-	$3,533	$(2)

There were 45 individual securities in an unrealized loss position as of December 31, 2017, and their combined depreciation in value represented 0.57% of the investment securities portfolio. These securities included 24 securities in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to maturity or recovery. There were 82 individual securities in an unrealized loss position as of December 31, 2016, and their combined depreciation in value represented 1.51% of the investment securities portfolio.

The Company reviews its investment portfolio quarterly for indications of OTTI. The initial indicator of OTTI for both debt and equity securities is a decline in fair value below book value and the severity and duration of the decline. For debt securities, the credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in OCI. The Company incurred no credit-related OTTI charges on debt securities in 2017 or 2015. In 2016 the Company incurred credit-related OTTI charges on debt securities of $4.64 million related to the Company’s change in intent to hold certain securities to recovery. The intent was changed to sell specific trust preferred securities in the Company’s investment portfolio primarily to reduce credit concentrations with two issuers. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors. For equity securities, the OTTI is recognized as a charge to noninterest income. There were no OTTI charges recognized in 2017 or 2015. The Company incurred OTTI charges related to equity securities of $11 thousand in 2016.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in credit-related losses recognized in earnings on debt securities where a portion of the impairment was recognized in OCI during the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Beginning balance	$-	$-	$-
Additions for credit losses on securities not previously recognized	-	4,646	-
Additions for credit losses on securities previously recognized	-	-	-
Reduction for securities sold/realized losses	-	(4,646)	-
Ending balance	$-	$-	$-

The following table presents the gross realized gains and losses from the sale of available-for-sale securities for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Gross realized gains	$-	$757	$363
Gross realized losses	(661)	(422)	(219)
Net (loss) gain on sale of securities	$(661)	$335	$144

The carrying amount of securities pledged for various purposes totaled $51.34 million as of December 31, 2017, and $139.75 million as of December 31, 2016.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in FDIC assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.71 million as of December 31, 2017, and $1.41 million as of December 31, 2016. Deferred loan fees totaled $4.44 million in 2017, $3.90 million in 2016, and $3.78 million in 2015. For information about off-balance sheet financing, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans, net of unearned income with non-covered loans and by loan class, as of the dates indicated:

	December 31,
	2017		2016
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$60,017	3.30%	$56,948	3.07%
Commercial and industrial	92,188	5.07%	92,204	4.98%
Multi-family residential	125,202	6.89%	134,228	7.24%
Single family non-owner occupied	141,670	7.80%	142,965	7.72%
Non-farm, non-residential	616,633	33.93%	598,674	32.31%
Agricultural	7,035	0.39%	6,003	0.32%
Farmland	25,649	1.41%	31,729	1.71%
Total commercial loans	1,068,394	58.79%	1,062,751	57.35%
Consumer real estate loans
Home equity lines	103,205	5.68%	106,361	5.74%
Single family owner occupied	502,686	27.66%	500,891	27.03%
Owner occupied construction	39,178	2.16%	44,535	2.41%
Total consumer real estate loans	645,069	35.50%	651,787	35.18%
Consumer and other loans
Consumer loans	70,772	3.89%	77,445	4.18%
Other	5,001	0.28%	3,971	0.21%
Total consumer and other loans	75,773	4.17%	81,416	4.39%
Total non-covered loans	1,789,236	98.46%	1,795,954	96.92%
Total covered loans	27,948	1.54%	56,994	3.08%
Total loans held for investment, net of unearned income	$1,817,184	100.00%	$1,852,948	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated. The commercial loss share agreement expired on June 30, 2017.

	December 31,
(Amounts in thousands)	2017	2016
Covered loans
Commercial loans
Construction, development, and other land	$39	$4,570
Commercial and industrial	-	895
Multi-family residential	-	8
Single family non-owner occupied	284	962
Non-farm, non-residential	9	7,512
Agricultural	-	25
Farmland	-	397
Total commercial loans	332	14,369
Consumer real estate loans
Home equity lines	23,720	35,817
Single family owner occupied	3,896	6,729
Total consumer real estate loans	27,616	42,546
Consumer and other loans
Consumer loans	-	79
Total covered loans	$27,948	$56,994

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those PCI loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	December 31,
	2017		2016
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,278	$8,111	$5,576	$9,397
Waccamaw	12,176	31,335	21,758	45,030
Other acquired	986	1,012	1,095	1,121
Total PCI Loans	$18,440	$40,458	$28,429	$55,548

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2015	$4,745	$19,048	$23,793
Additions	-	2	2
Accretion	(2,712)	(6,459)	(9,171)
Reclassifications from nonaccretable difference(1)	1,283	6,564	7,847
Other changes, net	273	6,954	7,227
Balance December 31, 2015	$3,589	$26,109	$29,698

Balance January 1, 2016	$3,589	$26,109	$29,698
Accretion	(1,237)	(5,380)	(6,617)
Reclassifications from nonaccretable difference(1)	287	1,620	1,907
Other changes, net	1,753	(515)	1,238
Balance December 31, 2016	$4,392	$21,834	$26,226

Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(1,379)	(5,664)	(7,043)
Reclassifications from nonaccretable difference(1)	825	3,378	4,203
Other changes, net	(450)	(83)	(533)
Balance December 31, 2017	$3,388	$19,465	$22,853

(1)	Respresents changes attributable to expected loss assumptions

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$57,768	$1,367	$882	$-	$-	$60,017
Commercial and industrial	87,181	3,721	1,286	-	-	92,188
Multi-family residential	118,509	5,663	1,030	-	-	125,202
Single family non-owner occupied	130,689	7,271	3,710	-	-	141,670
Non-farm, non-residential	596,616	12,493	7,351	173	-	616,633
Agricultural	6,639	294	102	-	-	7,035
Farmland	22,875	210	2,564	-	-	25,649
Consumer real estate loans
Home equity lines	100,833	618	1,754	-	-	103,205
Single family owner occupied	471,382	5,480	25,824	-	-	502,686
Owner occupied construction	38,947	-	231	-	-	39,178
Consumer and other loans
Consumer loans	70,448	13	311	-	-	70,772
Other	5,001	-	-	-	-	5,001
Total non-covered loans	1,706,888	37,130	45,045	173	-	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	1	38	-	-	-	39
Single family non-owner occupied	265	-	19	-	-	284
Non-farm, non-residential	-	-	9	-	-	9
Consumer real estate loans
Home equity lines	11,338	11,685	697	-	-	23,720
Single family owner occupied	2,996	411	489	-	-	3,896
Total covered loans	14,600	12,134	1,214	-	-	27,948
Total loans	$1,721,488	$49,264	$46,259	$173	$-	$1,817,184

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	December 31, 2017			December 31, 2016
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$727	$988	$-	$33	$35	$-
Commercial and industrial	315	1,142	-	346	383	-
Multi-family residential	499	1,010	-	294	369	-
Single family non-owner occupied	2,042	3,521	-	3,084	3,334	-
Non-farm, non-residential	3,022	5,955	-	3,829	4,534	-
Agricultural	102	107	-	-	-	-
Farmland	395	414	-	1,161	1,188	-
Consumer real estate loans
Home equity lines	1,621	1,770	-	913	968	-
Single family owner occupied	16,633	18,964	-	11,779	12,630	-
Owner occupied construction	231	231	-	573	589	-
Consumer and other loans
Consumer loans	141	144	-	62	103	-
Total impaired loans with no allowance	25,728	34,246	-	22,074	24,133	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	343	343	270	-	-	-
Single family non-owner occupied	446	446	62	351	351	31
Non-farm, non-residential	262	263	15	-	-	-
Farmland	936	974	233	430	430	18
Consumer real estate loans
Single family owner occupied	5,586	5,606	1,978	4,118	4,174	770
Total impaired loans with an allowance	7,573	7,632	2,558	4,899	4,955	819
Total impaired loans(1)	$33,301	$41,878	$2,558	$26,973	$29,088	$819

(1)

Includes loans totaling $20.13 million as of December 31, 2017, and $16.89 million as of December 31, 2016, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Year Ended December 31,
	2017		2016		2015
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$56	$455	$22	$344	$5	$481
Commercial and industrial	14	556	16	646	-	324
Multi-family residential	53	523	21	308	4	269
Single family non-owner occupied	106	3,214	178	3,076	88	2,140
Non-farm, non-residential	122	4,052	307	8,573	312	11,677
Agricultural	5	124	-	-	-	-
Farmland	17	853	55	437	16	195
Consumer real estate loans
Home equity lines	50	1,365	30	1,223	36	813
Single family owner occupied	488	15,758	343	12,330	356	12,708
Owner occupied construction	8	234	9	497	10	359
Consumer and other loans
Consumer loans	9	75	5	60	8	98
Total impaired loans with no related allowance	928	27,209	986	27,494	835	29,064

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	107	-	-	-	-
Commercial and industrial	103	1,376	-	-	-	-
Single family non-owner occupied	27	479	23	518	25	575
Non-farm, non-residential	15	789	215	3,831	65	4,987
Farmland	22	442	14	108	-	-
Consumer real estate loans
Home equity lines	-	104	-	-	-	-
Single family owner occupied	161	4,805	118	4,452	26	3,731
Owner occupied construction	-	-	-	87	1	178
Total impaired loans with a related allowance	328	8,102	370	8,996	117	9,471
Total impaired loans	$1,256	$35,311	$1,356	$36,490	$952	$38,535

The following tables provide information on impaired PCI loan pools as of and for the dates indicated:

	December 31,
	2017	2016
(Amounts in thousands, except impaired loan pools)
Unpaid principal balance	$-	$1,086
Recorded investment	-	1,085
Allowance for loan losses related to PCI loan pools	-	12

Impaired PCI loan pools	-	1

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Interest income recognized	$20	$142	$364
Average recorded investment	528	1,929	3,309

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31,
	2017			2016
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$72	$32	$104
Commercial and industrial	211	-	211	332	13	345
Multi-family residential	498	-	498	294	-	294
Single family non-owner occupied	851	19	870	1,242	24	1,266
Non-farm, non-residential	2,448	-	2,448	3,295	30	3,325
Agricultural	102	-	102	-	-	-
Farmland	805	-	805	1,591	-	1,591
Consumer real estate loans
Home equity lines	882	306	1,188	705	400	1,105
Single family owner occupied	13,108	17	13,125	7,924	109	8,033
Owner occupied construction	-	-	-	336	-	336
Consumer and other loans
Consumer loans	92	-	92	63	-	63
Total nonaccrual loans	$18,997	$342	$19,339	$15,854	$608	$16,462

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $1 thousand as of December 31, 2017. There were no non-covered accruing loans contractually past due 90 days or more as of December 31, 2016.

	December 31, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$20	$365	$-	$385	$59,632	$60,017
Commercial and industrial	232	40	142	414	91,774	92,188
Multi-family residential	544	-	185	729	124,473	125,202
Single family non-owner occupied	223	302	331	856	140,814	141,670
Non-farm, non-residential	2,433	383	1,536	4,352	612,281	616,633
Agricultural	123	-	-	123	6,912	7,035
Farmland	113	-	692	805	24,844	25,649
Consumer real estate loans
Home equity lines	226	198	485	909	102,296	103,205
Single family owner occupied	6,959	2,418	8,186	17,563	485,123	502,686
Owner occupied construction	326	79	-	405	38,773	39,178
Consumer and other loans
Consumer loans	439	97	17	553	70,219	70,772
Other	-	-	-	-	5,001	5,001
Total non-covered loans	11,638	3,882	11,574	27,094	1,762,142	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	39	39
Single family non-owner occupied	-	-	-	-	284	284
Non-farm, non-residential	-	-	-	-	9	9
Consumer real estate loans
Home equity lines	402	-	173	575	23,145	23,720
Single family owner occupied	70	-	-	70	3,826	3,896
Total covered loans	472	-	173	645	27,303	27,948
Total loans	$12,110	$3,882	$11,747	$27,739	$1,789,445	$1,817,184

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$33	$5	$17	$55	$56,893	$56,948
Commercial and industrial	174	30	149	353	91,851	92,204
Multi-family residential	163	-	281	444	133,784	134,228
Single family non-owner occupied	1,302	159	835	2,296	140,669	142,965
Non-farm, non-residential	1,235	332	2,169	3,736	594,938	598,674
Agricultural	-	5	-	5	5,998	6,003
Farmland	224	343	565	1,132	30,597	31,729
Consumer real estate loans
Home equity lines	78	136	658	872	105,489	106,361
Single family owner occupied	4,777	2,408	3,311	10,496	490,395	500,891
Owner occupied construction	342	336	-	678	43,857	44,535
Consumer and other loans
Consumer loans	371	90	15	476	76,969	77,445
Other	-	-	-	-	3,971	3,971
Total non-covered loans	8,699	3,844	8,000	20,543	1,775,411	1,795,954
Covered loans
Commercial loans
Construction, development, and other land	434	-	32	466	4,104	4,570
Commercial and industrial	-	-	-	-	895	895
Multi-family residential	-	-	-	-	8	8
Single family non-owner occupied	24	-	-	24	938	962
Non-farm, non-residential	32	-	-	32	7,480	7,512
Agricultural	-	-	-	-	25	25
Farmland	-	-	-	-	397	397
Consumer real estate loans
Home equity lines	108	146	62	316	35,501	35,817
Single family owner occupied	58	-	39	97	6,632	6,729
Consumer and other loans
Consumer loans	-	-	-	-	79	79
Total covered loans	656	146	133	935	56,059	56,994
Total loans	$9,355	$3,990	$8,133	$21,478	$1,831,470	$1,852,948

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of December 31, 2017, or December 31, 2016.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31,
	2017			2016
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$364	$528	$892	$38	$892	$930
Non-farm, non-residential	-	295	295	-	4,160	4,160
Consumer real estate loans
Home equity lines	-	145	145	-	158	158
Single family owner occupied	1,565	6,496	8,061	905	7,503	8,408
Owner occupied construction	-	233	233	341	239	580
Consumer and other loans
Consumer loans	-	37	37	-	-	-
Total TDRs	$1,929	$7,734	$9,663	$1,284	$12,952	$14,236

Allowance for loan losses related to TDRs			$642			$670

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Interest income recognized	$222	$424	$608

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated. The post-modification recorded investment represents the loan balance immediately following modification.

	Year Ended December 31,
	2017			2016
	Total	Pre-Modification	Post-Modification	Total	Pre-Modification	Post-Modification
(Amounts in thousands)	Contracts	Recorded Investment	Recorded Investment	Contracts	Recorded Investment	Recorded Investment
Below market interest rate and extended payment term
Single family owner occupied	5	$207	$207	1	$115	$115
Consumer loans	1	36	36		-	-
Total	6	$243	$243	1	$115	$115

The following table presents loans modified as TDRs, by loan class, that were restructured during the previous 12 months for which there was a payment default during the periods indicated:

	Year Ended December 31,
	2017		2016
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Single family owner occupied	1	$14	-	$-
Total	1	$14	-	$-

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31,
	2017	2016
(Amounts in thousands)
Non-covered OREO	$2,409	$5,109
Covered OREO	105	276
Total OREO	$2,514	$5,385

Non-covered OREO secured by residential real estate	$2,209	$1,746
Residential real estate loans in the foreclosure process(1)	9,921	2,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6.  Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated:

	Year Ended December 31, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	103	1,608	1,072	2,783
Charge-offs	(922)	(699)	(1,322)	(2,943)
Recoveries	801	414	285	1,500
Net charge-offs	(121)	(285)	(1,037)	(1,443)
Ending balance	$11,672	$6,810	$794	$19,276

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(12)	-	(12)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(12)	-	(12)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$-	$-	$-

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	103	1,596	1,072	2,771
Benefit attributable to the FDIC
indemnification asset	-	-	-	-
Provision for loan losses charged to operations	103	1,596	1,072	2,771
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(922)	(699)	(1,322)	(2,943)
Recoveries	801	414	285	1,500
Net charge-offs	(121)	(285)	(1,037)	(1,443)
Ending balance	$11,672	$6,810	$794	$19,276

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2016
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$13,133	$6,356	$690	$20,179
Provision for loan losses charged to operations	30	385	881	1,296
Charge-offs	(2,392)	(1,612)	(1,172)	(5,176)
Recoveries	919	358	360	1,637
Net charge-offs	(1,473)	(1,254)	(812)	(3,539)
Ending balance	$11,690	$5,487	$759	$17,936

PCI allowance
Beginning balance	$-	$54	$-	$54
Recovery of loan losses	-	(42)	-	(42)
Benefit attributable to the FDIC indemnification asset	-	1	-	1
Recovery of loan losses charged to operations	-	(41)	-	(41)
Recovery of loan losses recorded through the FDIC indemnification asset	-	(1)	-	(1)
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$13,133	$6,410	$690	$20,233
Provision for loan losses	30	343	881	1,254
Benefit attributable to the FDIC indemnification asset	-	1	-	1
Provision for loan losses charged to operations	30	344	881	1,255
Recovery of loan losses recorded through the FDIC indemnification asset	-	(1)	-	(1)
Charge-offs	(2,392)	(1,612)	(1,172)	(5,176)
Recoveries	919	358	360	1,637
Net charge-offs	(1,473)	(1,254)	(812)	(3,539)
Ending balance	$11,690	$5,499	$759	$17,948

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$59,386	$830
Commercial and industrial	343	270	91,845	492
Multi-family residential	-	-	125,202	1,094
Single family non-owner occupied	770	62	139,093	1,914
Non-farm, non-residential	1,367	15	611,477	6,582
Agricultural	-	-	7,035	51
Farmland	1,219	233	24,430	129
Total commercial loans	3,699	580	1,058,468	11,092
Consumer real estate loans
Home equity lines	-	-	115,807	803
Single family owner occupied	9,471	1,978	496,348	3,732
Owner occupied construction	-	-	39,178	297
Total consumer real estate loans	9,471	1,978	651,333	4,832
Consumer and other loans
Consumer loans	-	-	70,772	794
Other	-	-	5,001	-
Total consumer and other loans	-	-	75,773	794
Total loans, excluding PCI loans	$13,170	$2,558	$1,785,574	$16,718

	December 31, 2016
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$60,281	$889
Commercial and industrial	-	-	93,099	495
Multi-family residential	281	-	133,947	1,157
Single family non-owner occupied	1,910	31	139,711	2,721
Non-farm, non-residential	1,454	-	600,915	6,185
Agricultural	-	-	6,028	43
Farmland	981	18	31,145	151
Total commercial loans	4,626	49	1,065,126	11,641
Consumer real estate loans
Home equity lines	-	-	122,000	895
Single family owner occupied	5,120	770	501,617	3,594
Owner occupied construction	336	-	44,199	228
Total consumer real estate loans	5,456	770	667,816	4,717
Consumer and other loans
Consumer loans	-	-	77,524	759
Other	-	-	3,971	-
Total consumer and other loans	-	-	81,495	759
Total loans, excluding PCI loans	$10,082	$819	$1,814,437	$17,117

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31, 2017		December 31, 2016
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$64	$-	$260	$-
Peoples commercial	4,279	-	4,491	-
Other	986	-	1,095	-
Total commercial loans	5,329	-	5,846	-
Consumer real estate loans
Waccamaw serviced home equity lines	11,118	-	20,178	-
Waccamaw residential	994	-	1,320	-
Peoples residential	999	-	1,085	12
Total consumer real estate loans	13,111	-	22,583	12
Total PCI loans	$18,440	$-	$28,429	$12

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2017.

Note 7. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw in 2012, the Company entered into loss share agreements with the FDIC that covered $27.95 million of loans and $105 thousand of OREO as of December 31, 2017, compared to $56.99 million of loans and $276 thousand of OREO as of December 31, 2016. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage expired June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Year Ended December 31,
	2017	2016
(Amounts in thousands)
Beginning balance	$12,173	$20,844
Decrease in estimated losses on covered loans	-	(1)
Increase in estimated losses on covered OREO	81	1,045
Reimbursable expenses from the FDIC	112	162
Net amortization	(3,517)	(5,474)
Reimbursements from the FDIC	(1,688)	(4,403)
Ending balance	$7,161	$12,173

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2017	2016
(Amounts in thousands)
Land	$18,921	$18,987
Buildings and leasehold improvements	46,002	46,740
Equipment	33,336	32,519
Total premises and equipment	98,259	98,246
Accumulated depreciation and amortization	(50,133)	(48,161)
Total premises and equipment, net	$48,126	$50,085

Impairment charges related to certain long-term investments in land and buildings totaled $677 thousand in 2017, $364 thousand in 2016, and $259 thousand in 2015. Depreciation and amortization expense for premises and equipment was $3.56 million in 2017, $3.56 million in 2016, and $4.14 million in 2015.

Leases

The Company has entered into various noncancelable operating leases. The following schedule presents the future minimum lease payments required under noncancelable operating leases, with initial or remaining terms in excess of one year, by year, as of December 31, 2017:

(Amounts in thousands)
2018	$237
2019	111
2020	97
2021	97
2022	97
2023 and thereafter	694
Total future minimum lease payments	$1,333

Lease expense was $582 thousand in 2017, $784 thousand in 2016, and $862 thousand in 2015. The Company maintained no subleases as of December 31, 2017.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The company has one reporting unit for goodwill impairment testing purposes -- Community Banking. Prior to October 2016, the Company maintained two reporting units -- Community Banking and Insurance Services. The Insurance Services reporting unit consisted of the Company’s wholly owned subsidiary Greenpoint, which was sold in October 2016. The Company performed its annual assessment of goodwill as of October 31, 2017, and concluded that no impairment charge was necessary. No events have occurred after the 2017 analysis to indicate potential impairment.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in goodwill, by reporting unit, during the periods indicated:

	Community Banking	Insurance Services	Total
(Amounts in thousands)
Balance January 1, 2015	$91,455	$9,267	$100,722
Acquisitions and dispositions, net	-	(324)	(324)
Cash consideration paid	-	88	88
Balance December 31, 2015	$91,455	$9,031	$100,486

Balance January 1, 2016	$91,455	$9,031	$100,486
Acquisitions and dispositions, net	1,290	(5,997)	(4,707)
Other (1)	3,034	(3,034)	-
Balance December 31, 2016	$95,779	$-	$95,779

Balance January 1, 2017	$95,779		$95,779
Acquisitions and dispositions, net	-		-
Balance December 31, 2017	$95,779		$95,779

(1) Represents the transfer of goodwill after the sale of Greenpoint to one reporting unit

Other Intangible Assets

The Company’s other intangible assets include core deposit and other identifiable intangibles. As of December 31, 2017, the remaining lives of core deposit intangibles ranged from 5 years to 8 years and the weighted average remaining life was 6 years. Other identifiable intangibles consist primarily of the value assigned to contractual rights arising from insurance agency acquisitions. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2017	2016
(Amounts in thousands)
Core deposit intangibles	$8,184	$11,536
Accumulated amortization	(2,161)	(4,515)
Core deposit intangibles, net	6,023	7,021
Other identifiable intangibles	879	3,508
Accumulated amortization	(751)	(3,322)
Other identifiable intangibles, net	128	186
Total other intangible assets, net	$6,151	$7,207

Amortization expense for other intangible assets was $1.06 million in 2017, $1.14 million in 2016, and $1.12 million in 2015. The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2017:

(Amounts in thousands)
2018	$1,044
2019	1,029
2020	1,029
2021	1,015
2022	997
2023 and thereafter	1,037
Total estimated amortization expense	$6,151

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2017	2016
(Amounts in thousands)
Noninterest-bearing demand deposits	$454,143	$427,705
Interest-bearing deposits:
Interest-bearing demand deposits	465,407	378,339
Money market accounts	170,731	196,997
Savings deposits	342,064	326,263
Certificates of deposit	374,373	382,503
Individual retirement accounts	123,173	129,531
Total interest-bearing deposits	1,475,748	1,413,633
Total deposits	$1,929,891	$1,841,338

The following schedule presents the contractual maturities of time deposits, by year, as of December 31, 2017:

(Amounts in thousands)
2018	$219,529
2019	89,780
2020	95,905
2021	44,136
2022	48,121
2023 and thereafter	75
Total contractual maturities	$497,546

Time deposits of $250 thousand or more totaled $48.50 million as of December 31, 2017, and $41.55 million as of December 31, 2016. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2017:

(Amounts in thousands)
Three months or less	$4,274
Over three through six months	3,786
Over six through twelve months	7,517
Over twelve months	32,924
Total contractual maturities	$48,501

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2017		2016
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$5,086	0.07%	$73,005	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
FHLB advances	50,000	4.00%	65,000	4.04%
Other borrowings
Subordinated debt	-	-	15,464	3.65%
Other debt	-		244
Total borrowings	$80,086		$178,713

The following schedule presents the contractual and weighted average maturities of long-term borrowings, by year, as of December 31, 2017:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2018	$-	$-	$-
2019	25,000	-	25,000
2020	-	-	-
2021	-	50,000	50,000
2022	-	-	-
2023 and thereafter	-	-	-
Total	$25,000	$50,000	$75,000

Weighted average maturity (in years)	1.15	3.02	2.40

Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure an FHLB advance and letters of credit totaling $917.24 million as of December 31, 2017. Unused borrowing capacity with the FHLB totaled $411.20 million, net of FHLB letters of credit of $126.58 million, as of December 31, 2017. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2017:

	U.S. Treasury Securities	U.S. Agency Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
(Amounts in thousands)
Overnight and continuous	$-	$-	$3,371	$1,638	$5,009
Up to 30 days	-	-	-	-	-
30 - 90 days	-	-	-	-	-
Greater than 90 days	9,000	4,680	-	11,397	25,077
Total	$9,000	$4,680	$3,371	$13,035	$30,086

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In addition, the Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2018. There was no outstanding balance on the line as of December 31, 2017, or December 31, 2016.

Note 12. Derivative Instruments and Hedging Activities

As of December 31, 2017, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company’s interest rate swap agreements include a ten-year, $1.28 million notional swap entered into in August 2017; a fourteen-year, $1.20 million notional swap entered into in March 2015; and a fifteen-year, $4.37 million notional swap entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of December 31, 2017. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2017			2016
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,813	$-	$90	$4,835	$-	$167
Total derivatives	$5,813	$-	$90	$4,835	$-	$167

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$78	$116	$122	Interest and fees on loans
Total derivatives	$78	$116	$122

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in the aggregate actuarial benefit obligation during the periods indicated:

	December 31,
	2017	2016
(Amounts in thousands)
Beginning balance	$9,181	$8,390
Plan change	258	69
Service cost	231	184
Interest cost	372	382
Actuarial (gain) loss	(48)	367
Benefits paid	(359)	(211)
Ending balance	$9,635	$9,181

The following table presents the components of net periodic pension cost and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands, except discount rate)
Service cost	$231	$184	$180
Interest cost	372	382	334
Amortization of prior service cost	228	226	260
Amortization of losses	31	47	66
Net periodic cost	$862	$839	$840

Assumed discount rate	3.85%	4.22%	4.62%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2017:

(Amounts in thousands)
2018	$468
2019	462
2020	529
2021	581
2022	586
2023 through 2027	2,924

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2017, compared to $458 thousand as of December 31, 2016. Expenses related to the deferred compensation plan totaled $11 thousand in 2017, $60 thousand in 2016, and $60 thousand in 2015.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2017, stop-loss insurance coverage generally limits the Company’s risk of loss to $150 thousand for individual claims and $4.41 million for aggregate claims. Expenses related to the health plan totaled $3.50 million in 2017, $3.48 million in 2016, and $3.06 million in 2015.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.18 million in 2017, $1.50 million in 2016, and $1.53 million in 2015. The KSOP held 387,935 shares of the Company’s common stock as of December 31, 2017, 410,384 shares as of December 31, 2016, and 428,785 shares as of December 31, 2015. Substantially all plan assets are invested in the Company’s common stock.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2017, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms. The 2012 Plan authorized 600,000 shares available for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Grants issued under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Pre-tax compensation expense	$430	$209	$110
Excess tax benefit	17	174	8

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2017:

		Weighted Average	Weighted Average	Aggregate
	Option	Exercise Price	Remaining Contractual	Intrinsic
(Amounts in thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value
Outstanding, January 1, 2017	200,396	$19.73
Granted	22,849	24.72
Exercised	(16,185)	23.33
Canceled	(6,356)	15.83
Outstanding, December 31, 2017	200,704	$20.14	5.9	$1,742
Exercisable, December 31, 2017	145,536	$19.41	4.9	$1,373

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the total options granted and the weighted average assumptions used to estimate the fair value of those options during the periods indicated:

	Year Ended December 31,
	2017	2016	2015

Stock options granted	22,849	32,768	-
Grant-date fair value per share	$5.79	$4.01	-
Volatility	27.86%	25.04%	-
Risk-free rate	2.17%	1.56%	-
Expected dividend yield	2.99%	3.09%	-
Expected term (in years)	6.50	6.50	-

The intrinsic value of options exercised totaled $84 thousand in 2017, $434 thousand in 2016, and $20 thousand in 2015. As of December 31, 2017, unrecognized compensation cost related to nonvested stock options was $156 thousand with an expected weighted average recognition period of 1.10 years. The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2017:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested, January 1, 2017	27,803	$20.59
Granted	38,500	25.69
Vested	(22,697)	23.66
Canceled	-	-
Nonvested, December 31, 2017	43,606	$23.49

As of December 31, 2017, unrecognized compensation cost related to nonvested restricted stock awards was $740 thousand with an expected weighted average recognition period of 1.47 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Other operating income
Bank owned life insurance	$1,365	$955	$1,971
Other(1)	2,137	2,254	2,158
Total other operating income	$3,502	$3,209	$4,129

Other operating expense
Service fees	$3,348	$3,641	$3,401
Professional fees	2,567	1,501	1,272
Interchange	2,210	2,024	2,407
Advertising and public relations	2,206	1,532	1,309
Telephone and data communications	1,554	1,598	1,595
OREO expense and net loss	1,202	1,420	2,438
Office supplies	1,171	1,220	1,228
Other(1)	6,841	7,011	7,461
Total other operating expense	$21,099	$19,947	$21,111

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 15. Income Taxes

The Tax Reform Act was enacted on December 22, 2017. Among other things, the new law establishes a new, flat corporate federal statutory income tax rate of 21%; eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; limits the deduction for net interest expense incurred by U.S. corporations; allows businesses to immediately expense the cost of new investments in certain qualified depreciable assets for tax purposes; eliminates or reduces certain deductions related to meals and entertainment expenses; modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and limits the deductibility of deposit insurance premiums. The Tax Reform Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. As a result of the Tax Reform Act, the Company recognized tax expense totaling $6.55 million related to the revaluation of its deferred tax balances, which includes provisional estimates primarily related to certain purchase accounting, indemnification asset, intangible, and depreciation items. The Company is still analyzing certain aspects of the Tax Reform Act and refining calculations, which could potentially affect the measurement of these balances. The Company expects its analysis to be completed upon the filing of its tax returns for the year ended December 31, 2017.

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Current tax expense (benefit):
Federal	$14,509	$13,634	$(254)
State	926	675	581
Total current tax expense	15,435	14,309	327

Deferred tax expense (benefit):
Federal	5,205	(1,480)	10,034
State	(12)	(10)	1,020
Total deferred tax expense (benefit)	5,193	(1,490)	11,054
Total income tax expense	$20,628	$12,819	$11,381

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31,
	2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$14,739	35.00%	$13,281	35.00%	$12,572	35.00%
State income tax, net of federal benefit	692	1.64%	598	1.58%	639	1.78%
	15,431	36.64%	13,879	36.58%	13,211	36.78%
Increase (decrease) resulting from:
Tax-exempt interest income	(1,228)	-2.92%	(1,336)	-3.52%	(1,463)	-4.07%
Nondeductible goodwill	-	0.00%	340	0.89%	-	-
Bank owned life insurance	(478)	-1.13%	(335)	-0.88%	(690)	-1.92%
Deferred tax revaluation	6,552	15.56%	-	0.00%	-	0.00%
Other items, net	351	0.83%	271	0.71%	323	0.89%
Income tax at the effective tax rate	$20,628	48.98%	$12,819	33.78%	$11,381	31.68%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2017	2016
Deferred tax assets
Allowance for loan losses	$4,511	$6,644
Unrealized losses on available-for-sale securities	-	326
Unrealized asset losses	722	913
Purchase accounting	3,418	5,384
FDIC assisted transactions	4,131	6,540
Intangible assets	2,616	4,062
Deferred compensation assets	3,617	4,669
Deferred loan fees	1,221	1,979
Other	450	825
Total deferred tax assets	20,686	31,342

Deferred tax liabilities
FDIC indemnification asset	8,525	11,927
Fixed assets	1,282	2,042
Unrealized gains on available-for-sale securities	259	-
Odd days interest deferral	233	1,283
Other	819	347
Total deferred tax liabilities	11,118	15,599
Net deferred tax asset	$9,568	$15,743

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2017 or 2016. The Company had no deferred tax valuation allowance recorded as of December 31, 2017 or 2016, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state tax departments for the years ended December 31, 2014 through 2016.

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2015	$(4,266)	$(1,339)	$(5,605)
Other comprehensive income (loss) before reclassifications	471	(226)	245
Reclassified from AOCI	(90)	203	113
Other comprehensive income (loss), net	381	(23)	358
Balance December 31, 2015	$(3,885)	$(1,362)	$(5,247)

Balance January 1, 2016	$(3,885)	$(1,362)	$(5,247)
Other comprehensive income (loss) before reclassifications	647	(276)	371
Reclassified from AOCI	2,694	171	2,865
Other comprehensive income (loss), net	3,341	(105)	3,236
Balance December 31, 2016	$(544)	$(1,467)	$(2,011)

Balance January 1, 2017	$(544)	$(1,467)	$(2,011)
Other comprehensive income (loss) before reclassifications	972	(132)	840
Reclassified from AOCI	413	162	575
Other comprehensive income (loss), net	1,385	30	1,415
Reclassification of certain tax effects	134	(378)	(244)
Balance December 31, 2017	$975	$(1,815)	$(840)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2017	2016	2015	Line Item Affected
Available-for-sale securities
(Gains) losses recognized	$661	$(335)	$(144)	Net gain (loss) on sale of securities
OTTI recognized	-	4,646	-	Net impairment losses recognized in earnings
Reclassified out of AOCI, before tax	661	4,311	(144)	Income before income taxes
Income tax (expense) benefit	(248)	(1,617)	54	Income tax expense
Reclassified out of AOCI, net of tax	413	2,694	(90)	Net income
Employee benefit plans
Amortization of prior service cost	228	226	260	(1)
Amortization of net actuarial loss	31	47	66	(1)
Reclassified out of AOCI, before tax	259	273	326	Income before income taxes
Income tax expense	(97)	(102)	(123)	Income tax expense
Reclassified out of AOCI, net of tax	162	171	203	Net income
Total reclassified out of AOCI, net of tax	$575	$2,865	$113	Net income

(1)	Amortization is included in net periodic pension cost. See Note 13, "Employee Benefit Plans."

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$11,296	$-	$11,296	$-
U.S. Treasury securities	19,971	-	19,971	-
Municipal securities	103,648	-	103,648	-
Single issue trust preferred securities	8,884	-	8,884	-
Mortgage-backed Agency securities	21,726	-	21,726	-
Equity securities	55	55	-	-
Total available-for-sale securities	165,580	55	165,525	-
Fair value loans	5,739	-	5,739	-
Deferred compensation assets	4,002	4,002	-	-
Deferred compensation liabilities	4,002	4,002	-	-
Derivative liabilities	90	-	90	-

	December 31, 2016
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$1,345	$-	$1,345	$-
Municipal securities	113,331	-	113,331	-
Single issue trust preferred securities	19,939	-	19,939	-
Mortgage-backed Agency securities	30,891	-	30,891	-
Equity securities	73	55	18	-
Total available-for-sale securities	165,579	55	165,524	-
Fair value loans	4,701	-	4,701	-
Deferred compensation assets	3,224	3,224	-	-
Deferred compensation liabilities	3,224	3,224	-	-
Derivative liabilities	167	-	167	-

No changes in valuation techniques or transfers into or out of Level 3 of the fair value hierarchy occurred during the years ended December 31, 2017 or 2016.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,015	$-	$-	$5,015
OREO, non-covered	2,359	-	-	2,359
OREO, covered	105	-	-	105

	December 31, 2016
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$4,078	$-	$-	$4,078
OREO, non-covered	5,109	-	-	5,109
OREO, covered	265	-	-	265

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	December 31, 2017			December 31, 2016

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	6%	to	79% (34%)	3%	to	39% (17%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	8%	to	47% (32%)	0%	to	88% (30%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	0%	to	65% (52%)	0%	to	44% (40%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$157,951	$157,951	$157,951	$-	$-
Securities available for sale	165,580	165,580	55	165,525	-
Securities held to maturity	25,149	25,084	-	25,084	-
Loans held for investment, net of allowance	1,797,908	1,760,606	-	5,739	1,754,867
FDIC indemnification asset	7,161	3,927	-	-	3,927
Interest receivable	5,778	5,778	-	5,778	-
Deferred compensation assets	4,002	4,002	4,002	-	-

Liabilities
Demand deposits	454,143	454,143	-	454,143	-
Interest-bearing demand deposits	465,407	465,407	-	465,407	-
Savings deposits	512,795	512,795	-	512,795	-
Time deposits	497,546	490,628	-	490,628	-
Securities sold under agreements to repurchase	30,086	30,449	-	30,449	-
Interest payable	1,104	1,104	-	1,104	-
FHLB and other borrowings	50,000	52,702	-	52,702	-
Derivative financial liabilities	90	90	-	90	-
Deferred compensation liabilities	4,002	4,002	4,002	-	-

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,307	$76,307	$76,307	$-	$-
Securities available for sale	165,579	165,579	55	165,524	-
Securities held to maturity	47,133	47,266	-	47,266	-
Loans held for investment, net of allowance	1,835,000	1,805,999	-	4,701	1,801,298
FDIC indemnification asset	12,173	8,112	-	-	8,112
Interest receivable	5,553	5,553	-	5,553	-
Deferred compensation assets	3,224	3,224	3,224	-	-

Liabilities
Demand deposits	427,705	427,705	-	427,705	-
Interest-bearing demand deposits	378,339	378,339	-	378,339	-
Savings deposits	523,260	523,260	-	523,260	-
Time deposits	512,034	507,917	-	507,917	-
Securities sold under agreements to repurchase	98,005	98,879	-	98,879	-
Interest payable	1,280	1,280	-	1,280	-
FHLB and other borrowings	80,708	83,551	-	83,551	-
Derivative financial liabilities	167	167	-	167	-
Deferred compensation liabilities	3,224	3,224	3,224	-	-

Note 18. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands, except share and per share data)
Net income	$21,485	$25,126	$24,540
Dividends on preferred stock	-	-	105
Net income available to common shareholders	$21,485	$25,126	$24,435

Weighted average common shares outstanding, basic	17,002,116	17,319,689	18,531,039
Dilutive effect of potential common shares
Stock options	52,205	34,530	26,487
Restricted stock	23,521	11,305	2,996
Convertible preferred stock	-	-	166,942
Total dilutive effect of potential common shares	75,726	45,835	196,425
Weighted average common shares outstanding, diluted	17,077,842	17,365,524	18,727,464

Basic earnings per common share	$1.26	$1.45	$1.32
Diluted earnings per common share	1.26	1.45	1.31

Antidilutive potential common shares
Stock options	64,081	107,592	127,882
Restricted stock	3,620	3,279	-
Total potential antidilutive shares	67,701	110,871	127,882

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2017	2016
(Amounts in thousands)
Beginning balance	$18,360	$21,886
New loans and advances	942	559
Loan repayments	(1,566)	(4,418)
Reclassifications(1)	1,601	333
Ending balance	$19,337	$18,360

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits with related parties totaled $7.13 million as of December 31, 2017, and $5.45 million as of December 31, 2016. Legal fees paid to related parties totaled $44 thousand in 2017, $104 thousand in 2016, and $88 thousand in 2015. Lease expense paid to related parties totaled $49 thousand in 2017, $95 thousand in 2016, and $95 thousand in 2015. Other expense paid to related parties totaled $63 thousand in 2017, $34 thousand in 2016, and $21 thousand in 2015. In addition, the Company repurchased 200,000 shares of its common stock from a related party in 2016 for $4.20 million, which represented the stock’s fair market value as of the date of the transaction.

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

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2017	2016
(Amounts in thousands)
Commitments to extend credit	$243,147	$261,801
Standby letters of credit and financial guarantees(1)	131,587	83,900
Total off-balance sheet risk	374,734	345,701

Reserve for unfunded commitments	$66	$326

(1)	Includes FHLB letters of credit

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

The current risk-based capital requirements, based on the international capital standards known as Basel III, requires the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets, and of Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”), as defined in the regulations. On January 1, 2016, Basel III’s capital conservation buffer, which is intended to absorb losses during periods of economic stress, became effective at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019).

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2017
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - Fully Phased-In		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$251,052	13.98%	$80,816	4.50%	$125,713	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	251,052	13.98%	107,754	6.00%	152,652	8.50%	N/A	N/A
Total risk-based capital ratio	270,394	15.06%	143,672	8.00%	188,570	10.50%	N/A	N/A
Tier 1 Leverage ratio	251,052	11.06%	90,822	4.00%	90,822	4.00%	N/A	N/A

The Bank
Common equity Tier 1 ratio	$222,856	12.47%	$80,447	4.50%	$125,139	7.00%	$116,201	6.50%
Tier 1 risk-based capital ratio	222,856	12.47%	107,262	6.00%	151,955	8.50%	178,771	8.00%
Total risk-based capital ratio	242,218	13.55%	143,016	8.00%	187,709	10.50%	143,016	10.00%
Tier 1 Leverage ratio	222,856	9.84%	90,604	4.00%	90,604	4.00%	113,255	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2016
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - Fully Phased-In		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$241,671	13.88%	$78,362	4.50%	$121,897	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	256,671	14.74%	104,483	6.00%	148,018	8.50%	N/A	N/A
Total risk-based capital ratio	274,953	15.79%	139,311	8.00%	182,846	10.50%	N/A	N/A
Tier 1 Leverage ratio	256,671	11.07%	92,742	4.00%	92,742	4.00%	N/A	N/A

The Bank
Common equity Tier 1 ratio	$223,944	12.93%	$77,956	4.50%	$121,264	7.00%	$112,603	6.50%
Tier 1 risk-based capital ratio	223,944	12.93%	103,941	6.00%	147,249	8.50%	138,588	8.00%
Total risk-based capital ratio	242,218	13.98%	138,588	8.00%	181,897	10.50%	173,235	10.00%
Tier 1 Leverage ratio	223,944	9.71%	92,274	4.00%	92,274	4.00%	115,343	5.00%

(1)	Based on prompt corrective action provisions

Note 22. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bancshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2017	2016
Assets
Cash and due from banks	$19,216	$23,561
Securities available for sale	-	17
Loans to affiliates	184	228
Investment in subsidiaries	322,595	321,389
Other assets	9,010	9,560
Total assets	$351,005	$354,755

Liabilities
Subordinated debt	$-	$15,464
Other liabilities	291	234
Total liabilities	291	15,698

Stockholders' equity
Preferred stock	-	-
Common stock	21,382	21,382
Additional paid-in capital	228,750	228,142
Retained earnings	180,543	170,377
Treasury stock	(79,121)	(78,833)
Accumulated other comprehensive loss	(840)	(2,011)
Total stockholders' equity	350,714	339,057
Total liabilities and stockholders' equity	$351,005	$354,755

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2017	2016	2015
(Amounts in thousands)
Cash dividends received from subsidiary bank	$22,720	$32,000	$22,970
Other income (expense)	352	(1,121)	1,039
Other operating expense	2,044	2,097	2,080
Income before income taxes and equity in undistributed net income of subsidiaries	21,028	28,782	21,929
Income tax benefit	(678)	(1,287)	(616)
Income before equity in undistributed net income of subsidiaries	21,706	30,069	22,545
(Dividends in excess of) equity in undistributed net income of subsidiaries	(221)	(4,943)	1,995
Net income	21,485	25,126	24,540
Dividends on preferred stock	-	-	105
Net income available to common shareholders	$21,485	$25,126	$24,435

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2017	2016	2015
Operating activities
Net income	$21,485	$25,126	$24,540
Adjustments to reconcile net income to net cash provided by operating activities
Equity in undistributed net income of subsidiaries	-	-	(1,995)
Gain on sale of securities	-	(65)	(38)
Net change in other operating activities	656	397	(626)
Net cash provided by operating activities	22,141	25,458	21,881
Investing activities
Proceeds from sale of securities available for sale	-	8,660	199
Proceeds from divestitures	-	4,900	-
Return of capital from subsidiaries	-	3,654	-
Dividends in excess of undistributed net income of subsidiaries	221	4,943	-
Net change in other investing activities	-	(98)	-
Net cash provided by investing activities	221	22,059	199
Financing activities
Repayments of other debt	-	-	(2,000)
Repayments of long-term debt	(15,464)	-	-
Redemption of preferred stock	-	-	(2,367)
Proceeds from issuance of common stock	738	1,243	264
Payments for repurchase of treasury stock	(1,263)	(23,762)	(21,525)
Payments of common dividends	(11,563)	(10,396)	(9,994)
Payments of preferred dividends	-	-	(219)
Net change in other financing activities	845	592	482
Net cash used in financing activities	(26,707)	(32,323)	(35,359)
Net (decrease) increase in cash and cash equivalents	(4,345)	15,194	(13,279)
Cash and cash equivalents at beginning of period	23,561	8,367	21,646
Cash and cash equivalents at end of period	$19,216	$23,561	$8,367

FIRST COMMUNITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$23,192	$24,305	$24,049	$23,762
Interest expense	2,051	2,011	1,999	2,029
Net interest income	21,141	22,294	22,050	21,733
Provision for loan losses	492	934	730	615
Net interest income after provision	20,649	21,360	21,320	21,118
Noninterest income, excluding net loss on sale of securities	5,691	6,132	7,135	7,951
Net loss on sale of securities	-	(657)	-	(4)
Noninterest expense	17,083	17,458	16,909	17,132
Income before income taxes	9,257	9,377	11,546	11,933
Income tax expense	3,055	2,959	3,894	10,720
Net income available to common shareholders	$6,202	$6,418	$7,652	$1,213

Basic earnings per common share	$0.36	$0.38	$0.45	$0.07
Diluted earnings per common share	0.36	0.38	0.45	0.07
Dividends per common share	0.16	0.16	0.18	0.18

Weighted average basic shares outstanding	16,998,125	17,012,189	17,005,654	16,992,519
Weighted average diluted shares outstanding	17,072,174	17,082,832	17,082,729	17,083,949

	Year Ended December 31, 2016
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$23,550	$24,137	$23,621	$23,416
Interest expense	2,439	2,446	2,500	2,459
Net interest income	21,111	21,691	21,121	20,957
Provision for (recovery of) loan losses	1,187	722	(1,154)	500
Net interest income after provision (recovery)	19,924	20,969	22,275	20,457
Noninterest income, excluding net gain (loss) on sale of securities	7,902	7,109	5,870	5,850
Net gain (loss) on sale of securities	1	(79)	25	388
Noninterest expense	18,814	18,722	18,557	16,653
Income before income taxes	9,013	9,277	9,613	10,042
Income tax expense	2,929	3,022	3,230	3,638
Net income available to common shareholders	$6,084	$6,255	$6,383	$6,404

Basic earnings per common share	$0.34	$0.36	$0.37	$0.38
Diluted earnings per common share	0.34	0.36	0.37	0.38
Dividends per common share	0.14	0.14	0.16	0.16

Weighted average basic shares outstanding	17,859,197	17,414,320	17,031,074	16,981,010
Weighted average diluted shares outstanding	17,892,531	17,462,845	17,083,526	17,043,869

- Report of Independent Registered Public Accounting Firm -

Board of Directors and the Stockholders

First Community Bancshares, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Bancshares, Inc. and Subsidiary (the “Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017 and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2006.

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 5, 2018

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2017.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 5th day of March, 2018.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

Board of Directors and the Stockholders

First Community Bancshares, Inc. and Subsidiary

Opinion on Internal Control Over Financial Reporting

We have audited First Community Bancshares, Inc. and Subsidiary (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Community Bancshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of First Community Bancshares, Inc. and Subsidiary as of December 31, 2017 and 2016, and our report, dated March 5, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 5, 2018

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2017, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2017, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

For additional information about the Company’s internal controls, see “Management's Assessment of Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in Item 8 of this report.

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

Gary R. Mills

President, First Community Bancshares, Inc.; Chief Executive Officer and President, First Community Bank

M. Adam Sarver

Member/Co-Manager, Main Street Builders, LLC, Eastern Door & Glass, LLC, and Clover Leaf Properties, LLC

William P. Stafford, II

Chief Executive Officer, First Community Bancshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Executive Officers, First Community Bancshares, Inc.

William P. Stafford, II Chief Executive Officer Gary R. Mills President	David D. Brown Chief Financial Officer and Secretary E. Stephen Lilly Chief Operating Officer and Executive Vice President

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

See above

M. Adam Sarver

See above

William P. Stafford, II

See above

Frank C. Tinder

President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Additional Information

The following information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 24, 2018 (“2018 Annual Meeting”):

●

Information about directors and executive officers is included under the headings “Proposal 1: Election of Directors,” “Nominees for the Class of 2021,” “Incumbent Directors,” “Non-Director Executive Officers,” and “Corporate Governance.”

●	Information about compliance with Section 16(a) of the Exchange Act is included under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.”
●	Information about the Audit Committee and the Audit Committee Financial Expert is included under the heading “Board Committees.”

Our Standards of Conduct apply to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Standards of Conduct is available on the Investor Relations section of our website at www.firstcommunitybank.com. There have been no waivers of the Standards of Conduct for any officer.

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on March 14, 2017.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” “Director Compensation,” and “Pay Ratio Disclosure.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2017:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	80,903	$18.89	386,621	(3)
Equity compensation plans not approved by security holders(2)	119,801	20.98	-
Total	200,704		386,621

(1)	Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan
(2)	Includes the 2001 Directors' Option Plan, 1999 Stock Option Plan, and other plans related to past business combinations, which are expired or not available to issue new options, warrants, or rights
(3)	Shares available for future issuance are under the 2012 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting under the headings “Corporate Governance” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required in this item is incorporated by reference to our Proxy Statement for the 2018 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2017 and 2016; (ii) Consolidated Statements of Income for the years ended December 31, 2017, 2016, and 2015; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, 2016, and 2015; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017, 2016, and 2015; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016, and 2015; and (vi) Notes to Consolidated Financial Statements

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 5th day of March, 2018.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer	March 5, 2018
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 5, 2018
David D. Brown

/s/ W. C. Blankenship, Jr.	Director	March 5, 2018
W. C. Blankenship, Jr.

/s/ Samuel L. Elmore	Director	March 5, 2018
Samuel L. Elmore

/s/ Richard S. Johnson	Director	March 5, 2018
Richard S. Johnson

/s/ Gary R. Mills	President and Director	March 5, 2018
Gary R. Mills

/s/ M. Adam Sarver	Director	March 5, 2018
M. Adam Sarver