Form 10-Q
period 2018-03-31
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2018-05-04
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

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
☐ Yes ☑ No

As of April 27, 2018, there were 16,770,373 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

PART I.	FINANCIAL INFORMATION

Item 1.   Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$32,612	$37,115
Federal funds sold	171,583	119,891
Interest-bearing deposits in banks	945	945
Total cash and cash equivalents	205,140	157,951
Debt securities available for sale	164,137	165,525
Debt securities held to maturity	25,115	25,149
Loans held for investment, net of unearned income
Non-covered	1,767,703	1,789,236
Covered	25,406	27,948
Allowance for loan losses	(19,500)	(19,276)
Loans held for investment, net	1,773,609	1,797,908
FDIC indemnification asset	6,884	7,161
Premises and equipment, net	46,415	48,126
Other real estate owned, non-covered	4,620	2,409
Other real estate owned, covered	70	105
Interest receivable	5,155	5,778
Goodwill	95,779	95,779
Other intangible assets	5,891	6,151
Other assets	95,492	76,418
Total assets	$2,428,307	$2,388,460

Liabilities
Deposits
Noninterest-bearing	$460,478	$454,143
Interest-bearing	1,520,141	1,475,748
Total deposits	1,980,619	1,929,891
Securities sold under agreements to repurchase	29,115	30,086
FHLB borrowings	50,000	50,000
Interest, taxes, and other liabilities	26,536	27,769
Total liabilities	2,086,270	2,037,746

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at March 31, 2018, and December 31, 2017; 4,534,327 and 4,383,553 shares in treasury at March 31, 2018, and December 31, 2017, respectively	21,382	21,382
Additional paid-in capital	228,774	228,750
Retained earnings	178,227	180,543
Treasury stock, at cost	(83,865)	(79,121)
Accumulated other comprehensive loss	(2,481)	(840)
Total stockholders' equity	342,037	350,714
Total liabilities and stockholders' equity	$2,428,307	$2,388,460

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2018	2017
Interest income
Interest and fees on loans	$22,755	$21,827
Interest on securities -- taxable	389	409
Interest on securities -- tax-exempt	715	797
Interest on deposits in banks	471	159
Total interest income	24,330	23,192
Interest expense
Interest on deposits	1,251	1,166
Interest on short-term borrowings	200	210
Interest on long-term debt	500	675
Total interest expense	1,951	2,051
Net interest income	22,379	21,141
Provision for loan losses	495	492
Net interest income after provision for loan losses	21,884	20,649
Noninterest income
Wealth management	794	790
Service charges on deposits	3,468	3,113
Other service charges and fees	1,635	1,502
Insurance commissions	329	373
Net FDIC indemnification asset amortization	(382)	(1,332)
Other operating income	602	669
Total noninterest income	6,446	5,115
Noninterest expense
Salaries and employee benefits	9,441	8,748
Occupancy expense	1,250	1,248
Furniture and equipment expense	1,046	1,091
Service fees	828	845
Advertising and public relations	522	605
Professional fees	307	822
Amortization of intangibles	261	261
FDIC premiums and assessments	211	244
Other operating expense	3,028	2,643
Total noninterest expense	16,894	16,507
Income before income taxes	11,436	9,257
Income tax expense	2,568	3,055
Net income	8,868	6,202

Earnings per common share
Basic	$0.52	$0.36
Diluted	0.52	0.36
Cash dividends per common share	0.66	0.16
Weighted average shares outstanding
Basic	16,955,758	16,998,125
Diluted	17,047,638	17,072,174

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2018	2017
(Amounts in thousands)
Net income	$8,868	$6,202
Other comprehensive income, before tax
Available-for-sale securities:
Change in net unrealized (losses) gains on securities without other-than-temporary impairment	(2,147)	651
Net unrealized (losses) gains on available-for-sale securities	(2,147)	651
Employee benefit plans:
Net actuarial (loss) gain	(1)	133
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	71	64
Net unrealized gains on employee benefit plans	70	197
Other comprehensive (loss) income, before tax	(2,077)	848
Income tax (benefit) expense	(436)	318
Other comprehensive (loss) income, net of tax	(1,641)	530
Total comprehensive income	$7,227	$6,732

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	6,202	-	-	6,202
Other comprehensive income	-	-	-	-	-	530	530
Common dividends declared -- $0.16 per share	-	-	-	(2,719)	-	-	(2,719)
Equity-based compensation expense	-	-	(5)	-	342	-	337
Common stock options exercised -- 1,500 shares	-	-	(8)	-	27	-	19
Issuance of treasury stock to 401(k) plan -- 5,243 shares	-	-	47	-	95	-	142
Purchase of treasury shares -- 6,800 shares at $24.07 per share	-	-	-	-	(164)	-	(164)
Balance March 31, 2017	$-	$21,382	$228,176	$173,860	$(78,533)	$(1,481)	$343,404

Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	8,868	-	-	8,868
Other comprehensive income	-	-	-	-	-	(1,641)	(1,641)
Common dividends declared -- $0.66 per share	-	-	-	(11,184)	-	-	(11,184)
Equity-based compensation expense	-	-	(16)	-	547	-	531
Common stock options exercised -- 1,697 shares	-	-	(9)	-	31	-	22
Issuance of treasury stock to 401(k) plan -- 4,943 shares	-	-	49	-	91	-	140
Purchase of treasury shares -- 187,300 shares at $28.90 per share	-	-	-	-	(5,413)	-	(5,413)
Balance March 31, 2018	$-	$21,382	$228,774	$178,227	$(83,865)	$(2,481)	$342,037

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2018	2017
Operating activities
Net income	$8,868	$6,202
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	495	492
Depreciation and amortization of property, plant, and equipment	806	874
Amortization of premiums on investments, net	112	83
Amortization of FDIC indemnification asset, net	382	1,332
Amortization of intangible assets	261	261
Accretion on acquired loans	(1,845)	(1,134)
Equity-based compensation expense	531	337
Issuance of treasury stock to 401(k) plan	140	142
Loss on sale of premises and equipment, net	7	3
Loss on sale of other real estate owned	103	233
Decrease in accrued interest receivable	623	494
Decrease in other operating activities	350	1,369
Net cash provided by operating activities	10,833	10,688
Investing activities
Proceeds from maturities, prepayments, and calls of securities available for sale	2,552	7,503
Payments to acquire securities available for sale	(23,387)	-
Proceeds from loans, net	22,862	17,945
Proceeds from bank owned life insurance	171	-
Proceeds from FHLB stock, net	3	57
Proceeds from the FDIC	111	818
Proceeds from premises and equipment	475	39
Payments to acquire premises and equipment	(121)	(888)
Proceeds from sale of other real estate owned	508	806
Net cash provided by investing activities	3,174	26,280
Financing activities
Increase in noninterest-bearing deposits, net	6,335	39,972
Increase in interest-bearing deposits, net	44,393	25,284
Repayments of securities sold under agreements to repurchase, net	(971)	(7,352)
Repayments of FHLB and other borrowings, net	-	(15,464)
Proceeds from stock options exercised	22	19
Payments for repurchase of treasury stock	(5,413)	(164)
Payments of common dividends	(11,184)	(2,719)
Net cash provided by financing activities	33,182	39,576
Net increase in cash and cash equivalents	47,189	76,544
Cash and cash equivalents at beginning of period	157,951	76,307
Cash and cash equivalents at end of period	$205,140	$152,851

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,983	$2,200
Cash paid for income taxes	-	-

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	2,787	372
(Increase) decrease in accumulated other comprehensive loss	(1,641)	530
Security settlements in process	20,000	-

See Notes to Condensed Consolidated Financial Statements.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2018. The condensed consolidated balance sheet as of December 31, 2017, has been derived from the audited consolidated financial statements.

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or cash flow.

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that require the most subjective or complex judgments relate to fair value measurements, investment securities, the allowance for loan losses, goodwill and other intangible assets, and income taxes. A discussion of the Company’s application of critical accounting estimates is included in “Critical Accounting Estimates” in Item 2 of this report.

Significant Accounting Policies

The following detailed description of the Company’s significant accounting policies are in addition to those included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2017 Form 10-K.

Revenue Recognition

Accounting Standards Codification Topic 606 (“ASC 606”), “Revenue from Contracts with Customers,” establishes principles for reporting information about the nature, amount, timing and uncertainty of revenue and cash flows arising from the Company's contracts to provide goods or services to customers. The core principle requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration that it expects to be entitled to receive in exchange for those goods or services recognized as performance obligations are satisfied.

The great majority of the Company’s revenue-generating transactions are not subject to ASC 606, including revenue generated from financial instruments, such as loans, letters of credit, and derivatives and investment securities, as these activities are subject to other GAAP discussed elsewhere within our disclosures. Descriptions of the Company’s revenue-generating activities that are within the scope of ASC 606, which are discussed below, are presented in the Company’s consolidated statements of income as components of noninterest income.

Wealth management. Wealth management income represents monthly fees due from wealth management customers as consideration for managing the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when the performance obligation is completed each month, which is generally the time that payment is received. Income also includes fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that are referred to the third party. These fees are paid to the Company by the third party on a quarterly basis and recognized ratably throughout the quarter as the performance obligation is satisfied.

Service charges on deposits and other service charges and fees. Service charges on deposits and other service charges and fees represent general service fees for account maintenance and activity and transaction-based fees that consist of transaction-based revenue, time-based revenue (service period), item-based revenue, or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations is generally received at the time the performance obligations are satisfied. Other service charges and fees include interchange income from debit and credit card transaction fees. In accordance with the adoption of ASC 606, the Company reclassified interchange expense, which was previously a component of noninterest expense, to net against interchange income. Interchange income totaled $1.76 million and interchange expense totaled $650 thousand for the three month ended March 31, 2018, resulting in net interchange income of $1.11 million. Interchange income totaled $1.60 million and interchange expense totaled $576 thousand for the three months ended March 31, 2017, resulting in net interchange income of $1.03 million.

Other operating income. Other operating income consists primarily of dividends received and income on life insurance contracts, which are not subject to the requirements of ASC 606.

Recent Accounting Standards

Standards Adopted in 2018

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

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Securities.” This ASU amends the amortization period for certain purchased callable debt securities. ASU 2017-08 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company early adopted ASU 2017-08 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements since securities held at a premium are already amortized to the earliest call date.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. ASU 2017-07 will be effective for the Company for fiscal years beginning after December 15, 2017. The Company adopted ASU 2017-07 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified the non-service components of the net periodic benefit costs from salaries and employee benefits to other expense on a retrospective basis.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted. The update should be applied on a retrospective basis, if practicable. The Company adopted ASU 2016-15 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified proceeds from bank owned life insurance from operating activities to investing activities on a retrospective basis.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU significantly revises how entities account and disclose financial assets and liabilities. The guidance (1) requires most equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without a readily determinable fair value; (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (6) requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) states that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, which included technical corrections and improvements to clarify the guidance in ASU 2016-01. ASU 2016-01 will be effective for the Company for fiscal years beginning after December 15, 2017, with early adoption permitted for the instrument-specific credit risk provision. The Company adopted ASU 2016-01 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the prospective application of the standard, the Company measured the fair value of loans using an exit price notion as of March 31, 2018. For additional information, see Note 13, “Fair Value” to the Condensed Consolidated Financial Statements of this report.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 for the Company until fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company adopted Topic 606, and related updates, in the first quarter of 2018 using the modified retrospective method. The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company evaluated the impact on other income; which includes fees for services, commissions on sales, and various deposit service charges; revenue contracts; and disclosures and determined that no cumulative-effect adjustment to retained earnings was necessary. The adoption of the standard did not have a material effect on the Company’s financial statements.

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

Note 2.  Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$11,223	$11	$(10)	$11,224
U.S. Treasury securities	19,947	-	(5)	19,942
Municipal securities	100,082	1,152	(895)	100,339
Single issue trust preferred securities	9,370	-	(379)	8,991
Mortgage-backed Agency securities	24,427	41	(827)	23,641
Total debt securities available for sale	$165,049	$1,204	$(2,116)	$164,137

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$11,289	$17	$(10)	$11,296
U.S. Treasury securities	19,987	-	(16)	19,971
Municipal securities	101,552	2,203	(107)	103,648
Single issue trust preferred securities	9,367	-	(483)	8,884
Mortgage-backed Agency securities	22,095	46	(415)	21,726
Total debt securities available for sale	$164,290	$2,266	$(1,031)	$165,525

The following tables present the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,925	$-	$(87)	$17,838
Corporate securities	7,190	-	(41)	7,149
Total debt securities held to maturity	$25,115	$-	$(128)	$24,987

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,937	$-	$(49)	$17,888
Corporate securities	7,212	-	(16)	7,196
Total debt securities held to maturity	$25,149	$-	$(65)	$25,084

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities and held-to-maturity debt securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2018
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$29,974	$29,959
Due after one year but within five years	7,563	7,646
Due after five years but within ten years	99,038	98,852
Due after ten years	4,047	4,039
	140,622	140,496
Mortgage-backed securities	24,427	23,641
Total debt securities available for sale	$165,049	$164,137

Held-to-maturity debt securities
Due within one year	$-	$-
Due after one year but within five years	25,115	24,987
Due after five years but within ten years	-	-
Due after ten years	-	-
Total debt securities held to maturity	$25,115	$24,987

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$10,018	$(10)	$-	$-	$10,018	$(10)
U.S. Treasury securities	19,942	(5)	-	-	19,942	(5)
Municipal securities	28,497	(795)	1,575	(100)	30,072	(895)
Single issue trust preferred securities	-	-	8,991	(379)	8,991	(379)
Mortgage-backed Agency securities	8,019	(154)	13,050	(673)	21,069	(827)
Total	$66,476	$(964)	$23,616	$(1,152)	$90,092	$(2,116)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$10,054	$(10)	$-	$-	$10,054	$(10)
U.S. Treasury securities	19,972	(16)	-	-	19,972	(16)
Municipal securities	8,047	(55)	2,314	(52)	10,361	(107)
Single issue trust preferred securities	-	-	8,884	(483)	8,884	(483)
Mortgage-backed Agency securities	4,276	(25)	14,069	(390)	18,345	(415)
Total	$42,349	$(106)	$25,267	$(925)	$67,616	$(1,031)

The following tables present the fair values and unrealized losses for held-to-maturity debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,838	$(87)	$-	$-	$17,838	$(87)
Corporate securities	7,149	(41)	-	-	7,149	(41)
Total	$24,987	$(128)	$-	$-	$24,987	$(128)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,888	$(49)	$-	$-	$17,888	$(49)
Corporate securities	7,196	(16)	-	-	7,196	(16)
Total	$25,084	$(65)	$-	$-	$25,084	$(65)

There were 105 individual securities in an unrealized loss position as of March 31, 2018, and their combined depreciation in value represented 1.14% of the debt securities portfolio. There were 45 individual securities in an unrealized loss position as of December 31, 2017, and their combined depreciation in value represented 0.57% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three months ended March 31, 2018 and 2017, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three months ended March 31, 2018 or 2017. The carrying amount of securities pledged for various purposes totaled $41.39 million as of March 31, 2018, and $51.34 million as of December 31, 2017.

Note 3.  Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.44 million as of March 31, 2018, and $1.71 million as of December 31, 2017. Deferred loan fees, net of loan costs, totaled $4.39 million as of March 31, 2018, and $4.44 million as of December 31, 2017. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$52,264	2.92%	$60,017	3.30%
Commercial and industrial	90,361	5.04%	92,188	5.07%
Multi-family residential	120,656	6.73%	125,202	6.89%
Single family non-owner occupied	142,227	7.93%	141,670	7.80%
Non-farm, non-residential	618,872	34.51%	616,633	33.93%
Agricultural	9,350	0.52%	7,035	0.39%
Farmland	23,567	1.31%	25,649	1.41%
Total commercial loans	1,057,297	58.96%	1,068,394	58.79%
Consumer real estate loans
Home equity lines	101,476	5.66%	103,205	5.68%
Single family owner occupied	506,368	28.24%	502,686	27.66%
Owner occupied construction	29,518	1.65%	39,178	2.16%
Total consumer real estate loans	637,362	35.55%	645,069	35.50%
Consumer and other loans
Consumer loans	68,534	3.82%	70,772	3.89%
Other	4,510	0.25%	5,001	0.28%
Total consumer and other loans	73,044	4.07%	75,773	4.17%
Total non-covered loans	1,767,703	98.58%	1,789,236	98.46%
Total covered loans	25,406	1.42%	27,948	1.54%
Total loans held for investment, net of unearned income	$1,793,109	100.00%	$1,817,184	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	March 31, 2018	December 31, 2017
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$37	$39
Single family non-owner occupied	277	284
Non-farm, non-residential	9	9
Total commercial loans	323	332
Consumer real estate loans
Home equity lines	21,438	23,720
Single family owner occupied	3,645	3,896
Total consumer real estate loans	25,083	27,616
Total covered loans	$25,406	$27,948

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,338	$7,901	$5,278	$8,111
Waccamaw	11,240	28,923	12,176	31,335
Other acquired	953	979	986	1,012
Total PCI Loans	$17,531	$37,803	$18,440	$40,458

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(295)	(1,270)	(1,565)
Reclassifications from nonaccretable difference(1)	578	1,301	1,879
Other changes, net	(107)	(175)	(282)
Balance March 31, 2017	$4,568	$21,690	$26,258

Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(364)	(1,845)	(2,209)
Reclassifications from nonaccretable difference(1)	(29)	601	572
Other changes, net	132	(261)	(129)
Balance March 31, 2018	$3,127	$17,960	$21,087

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

	March 31, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$50,157	$951	$1,156	$-	$-	$52,264
Commercial and industrial	86,653	3,373	335	-	-	90,361
Multi-family residential	117,038	2,583	1,035	-	-	120,656
Single family non-owner occupied	131,129	6,903	4,195	-	-	142,227
Non-farm, non-residential	596,704	11,750	10,245	173	-	618,872
Agricultural	8,865	198	287	-	-	9,350
Farmland	20,885	205	2,477	-	-	23,567
Consumer real estate loans
Home equity lines	99,123	601	1,752	-	-	101,476
Single family owner occupied	475,892	5,088	25,388	-	-	506,368
Owner occupied construction	29,213	-	305	-	-	29,518
Consumer and other loans
Consumer loans	68,353	6	175	-	-	68,534
Other	4,510	-	-	-	-	4,510
Total non-covered loans	1,688,522	31,658	47,350	173	-	1,767,703
Covered loans
Commercial loans
Construction, development, and other land	-	37	-	-	-	37
Single family non-owner occupied	259	-	18	-	-	277
Non-farm, non-residential	-	-	9	-	-	9
Consumer real estate loans
Home equity lines	10,789	9,714	935	-	-	21,438
Single family owner occupied	2,856	387	402	-	-	3,645
Total covered loans	13,904	10,138	1,364	-	-	25,406
Total loans	$1,702,426	$41,796	$48,714	$173	$-	$1,793,109

	December 31, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$57,768	$1,367	$882	$-	$-	$60,017
Commercial and industrial	87,181	3,721	1,286	-	-	92,188
Multi-family residential	118,509	5,663	1,030	-	-	125,202
Single family non-owner occupied	130,689	7,271	3,710	-	-	141,670
Non-farm, non-residential	596,616	12,493	7,351	173	-	616,633
Agricultural	6,639	294	102	-	-	7,035
Farmland	22,875	210	2,564	-	-	25,649
Consumer real estate loans
Home equity lines	100,833	618	1,754	-	-	103,205
Single family owner occupied	471,382	5,480	25,824	-	-	502,686
Owner occupied construction	38,947	-	231	-	-	39,178
Consumer and other loans
Consumer loans	70,448	13	311	-	-	70,772
Other	5,001	-	-	-	-	5,001
Total non-covered loans	1,706,888	37,130	45,045	173	-	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	1	38	-	-	-	39
Single family non-owner occupied	265	-	19	-	-	284
Non-farm, non-residential	-	-	9	-	-	9
Consumer real estate loans
Home equity lines	11,338	11,685	697	-	-	23,720
Single family owner occupied	2,996	411	489	-	-	3,896
Total covered loans	14,600	12,134	1,214	-	-	27,948
Total loans	$1,721,488	$49,264	$46,259	$173	$-	$1,817,184

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	March 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$976	$1,160	$-	$727	$988	$-
Commercial and industrial	152	930	-	315	1,142	-
Multi-family residential	663	1,172	-	499	1,010	-
Single family non-owner occupied	2,406	3,642	-	2,042	3,521	-
Non-farm, non-residential	5,714	8,338	-	3,022	5,955	-
Agricultural	287	293	-	102	107	-
Farmland	897	959	-	395	414	-
Consumer real estate loans
Home equity lines	1,743	1,928	-	1,621	1,770	-
Single family owner occupied	15,191	17,558	-	16,633	18,964	-
Owner occupied construction	230	230	-	231	231	-
Consumer and other loans
Consumer loans	75	77	-	141	144	-
Total impaired loans with no allowance	28,334	36,287	-	25,728	34,246	-

Impaired loans with a related allowance
Commercial loans
Construction, development, and other land	-	-	-	-	-	-
Commercial and industrial	-	-	-	343	343	270
Single family non-owner occupied	444	444	60	446	446	62
Non-farm, non-residential	1,378	1,378	591	262	263	15
Farmland	410	418	105	936	974	233
Consumer real estate loans
Home equity lines	73	73	73	-	-	-
Single family owner occupied	5,543	5,543	2,065	5,586	5,606	1,978
Total impaired loans with an allowance	7,848	7,856	2,894	7,573	7,632	2,558
Total impaired loans(1)	$36,182	$44,143	$2,894	$33,301	$41,878	$2,558

(1)

Includes loans totaling $25.06 million as of March 31, 2018, and $20.13 million as of December 31, 2017, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended March 31,
	2018		2017
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$13	$1,116	$-	$11
Commercial and industrial	1	585	2	330
Multi-family residential	10	799	-	356
Single family non-owner occupied	23	2,960	43	3,326
Non-farm, non-residential	39	7,109	4	2,725
Agricultural	-	283	-	126
Farmland	9	438	-	1,006
Consumer real estate loans
Home equity lines	7	1,806	15	1,042
Single family owner occupied	107	15,586	87	12,203
Owner occupied construction	3	227	3	233
Consumer and other loans
Consumer loans	1	76	-	50
Total impaired loans with no related allowance	213	30,985	154	21,408

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	428
Commercial and industrial	-	-	15	312
Single family non-owner occupied	7	439	8	343
Non-farm, non-residential	-	166	10	1,154
Farmland	-	404	-	-
Consumer real estate loans
Home equity lines	-	72	-	417
Single family owner occupied	32	5,474	35	6,373
Owner occupied construction	-	-	-	-
Total impaired loans with a related allowance	39	6,555	68	9,027
Total impaired loans	$252	$37,540	$222	$30,435

There were no impaired PCI loan pools as of March 31, 2018, or December 31, 2017. The following table provides information on impaired PCI loan pools for the dates indicated:

	Three Months Ended March 31,
	2018	2017
(Amounts in thousands)
Interest income recognized	$-	$10
Average recorded investment	-	1,075

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2018			December 31, 2017
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$382	$-	$382	$-	$-	$-
Commercial and industrial	124	-	124	211	-	211
Multi-family residential	663	-	663	498	-	498
Single family non-owner occupied	974	18	992	851	19	870
Non-farm, non-residential	4,839	-	4,839	2,448	-	2,448
Agricultural	287	-	287	102	-	102
Farmland	785	-	785	805	-	805
Consumer real estate loans
Home equity lines	826	563	1,389	882	306	1,188
Single family owner occupied	12,741	15	12,756	13,108	17	13,125
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	29	-	29	92	-	92
Total nonaccrual loans	$21,650	$596	$22,246	$18,997	$342	$19,339

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $27 thousand as of March 31, 2018, and $1 thousand as of December 31, 2017.

	March 31, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$7	$11	$382	$400	$51,864	$52,264
Commercial and industrial	55	77	43	175	90,186	90,361
Multi-family residential	-	240	360	600	120,056	120,656
Single family non-owner occupied	753	440	323	1,516	140,711	142,227
Non-farm, non-residential	1,243	243	4,282	5,768	613,104	618,872
Agricultural	229	-	185	414	8,936	9,350
Farmland	965	-	410	1,375	22,192	23,567
Consumer real estate loans
Home equity lines	653	42	412	1,107	100,369	101,476
Single family owner occupied	3,580	3,037	7,084	13,701	492,667	506,368
Owner occupied construction	96	64	-	160	29,358	29,518
Consumer and other loans
Consumer loans	426	53	-	479	68,055	68,534
Other	-	-	-	-	4,510	4,510
Total non-covered loans	8,007	4,207	13,481	25,695	1,742,008	1,767,703
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	37	37
Single family non-owner occupied	18	-	-	18	259	277
Non-farm, non-residential	-	-	-	-	9	9
Consumer real estate loans
Home equity lines	540	5	302	847	20,591	21,438
Single family owner occupied	65	-	-	65	3,580	3,645
Total covered loans	623	5	302	930	24,476	25,406
Total loans	$8,630	$4,212	$13,783	$26,625	$1,766,484	$1,793,109

	December 31, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$20	$365	$-	$385	$59,632	$60,017
Commercial and industrial	232	40	142	414	91,774	92,188
Multi-family residential	544	-	185	729	124,473	125,202
Single family non-owner occupied	223	302	331	856	140,814	141,670
Non-farm, non-residential	2,433	383	1,536	4,352	612,281	616,633
Agricultural	123	-	-	123	6,912	7,035
Farmland	113	-	692	805	24,844	25,649
Consumer real estate loans
Home equity lines	226	198	485	909	102,296	103,205
Single family owner occupied	6,959	2,418	8,186	17,563	485,123	502,686
Owner occupied construction	326	79	-	405	38,773	39,178
Consumer and other loans
Consumer loans	439	97	17	553	70,219	70,772
Other	-	-	-	-	5,001	5,001
Total non-covered loans	11,638	3,882	11,574	27,094	1,762,142	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	39	39
Single family non-owner occupied	-	-	-	-	284	284
Non-farm, non-residential	-	-	-	-	9	9
Consumer real estate loans
Home equity lines	402	-	173	575	23,145	23,720
Single family owner occupied	70	-	-	70	3,826	3,896
Total covered loans	472	-	173	645	27,303	27,948
Total loans	$12,110	$3,882	$11,747	$27,739	$1,789,445	$1,817,184

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of March 31, 2018, or December 31, 2017.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	March 31, 2018			December 31, 2017
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$348	$521	$869	$364	$528	$892
Non-farm, non-residential	-	291	291	-	295	295
Consumer real estate loans
Home equity lines	-	138	138	-	145	145
Single family owner occupied	1,658	6,081	7,739	1,565	6,496	8,061
Owner occupied construction	-	230	230	-	233	233
Consumer and other loans
Consumer loans	-	36	36	-	37	37
Total TDRs	$2,006	$7,297	$9,303	$1,929	$7,734	$9,663

Allowance for loan losses related to TDRs			$648			$642

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(Amounts in thousands)
Interest income recognized	$70	$84

There were no loans modified as TDRs during the three months ended March 31, 2018, or 2017. There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of March 31, 2018 or 2017.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2018	December 31, 2017
(Amounts in thousands)
Non-covered OREO	$4,620	$2,409
Covered OREO	70	105
Total OREO	$4,690	$2,514

Non-covered OREO secured by residential real estate	$2,812	$2,209
Residential real estate loans in the foreclosure process(1)	8,221	9,921

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5.  Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of March 31, 2018.

	Three Months Ended March 31, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(41)	237	299	495
Charge-offs	(141)	(131)	(426)	(698)
Recoveries	288	47	92	427
Net recoveries (charge-offs)	147	(84)	(334)	(271)
Ending balance	$11,778	$6,963	$759	$19,500

	Three Months Ended March 31, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	85	246	161	492
Charge-offs	(29)	(77)	(251)	(357)
Recoveries	226	78	71	375
Net recoveries (charge-offs)	197	1	(180)	18
Ending balance	$11,972	$5,734	$740	$18,446

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	-	-	-
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	-	-	-
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$12	$-	$12

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	85	246	161	492
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	85	246	161	492
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(29)	(77)	(251)	(357)
Recoveries	226	78	71	375
Net recoveries (charge-offs)	197	1	(180)	18
Ending balance	$11,972	$5,746	$740	$18,458

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

	March 31, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$51,658	$723
Commercial and industrial	-	-	90,353	491
Multi-family residential	-	-	120,656	1,057
Single family non-owner occupied	444	60	139,683	1,934
Non-farm, non-residential	2,756	591	611,697	6,629
Agricultural	-	-	9,350	63
Farmland	931	105	22,636	125
Total commercial loans	4,131	756	1,046,033	11,022
Consumer real estate loans
Home equity lines	73	73	113,435	790
Single family owner occupied	6,917	2,065	502,427	3,811
Owner occupied construction	-	-	29,518	224
Total consumer real estate loans	6,990	2,138	645,380	4,825
Consumer and other loans
Consumer loans	-	-	68,534	759
Other	-	-	4,510	-
Total consumer and other loans	-	-	73,044	759
Total loans, excluding PCI loans	$11,121	$2,894	$1,764,457	$16,606

	December 31, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$59,386	$830
Commercial and industrial	343	270	91,845	492
Multi-family residential	-	-	125,202	1,094
Single family non-owner occupied	770	62	139,093	1,914
Non-farm, non-residential	1,367	15	611,477	6,582
Agricultural	-	-	7,035	51
Farmland	1,219	233	24,430	129
Total commercial loans	3,699	580	1,058,468	11,092
Consumer real estate loans
Home equity lines	-	-	115,807	803
Single family owner occupied	9,471	1,978	496,348	3,732
Owner occupied construction	-	-	39,178	297
Total consumer real estate loans	9,471	1,978	651,333	4,832
Consumer and other loans
Consumer loans	-	-	70,772	794
Other	-	-	5,001	-
Total consumer and other loans	-	-	75,773	794
Total loans, excluding PCI loans	$13,170	$2,558	$1,785,574	$16,718

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$997	$-	$64	$-
Peoples commercial	4,358	-	4,279	-
Other	953	-	986	-
Total commercial loans	6,308	-	5,329	-
Consumer real estate loans
Waccamaw serviced home equity lines	9,407	-	11,118	-
Waccamaw residential	836	-	994	-
Peoples residential	980	-	999	-
Total consumer real estate loans	11,223	-	13,111	-
Total PCI loans	$17,531	$-	$18,440	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of March 31, 2018.

Note 6.  FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC that covered $25.41 million of loans and $70 thousand of OREO as of March 31, 2018, compared to $27.95 million of loans and $105 thousand of OREO as of December 31, 2017. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage expired June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Three Months Ended March 31,
	2018	2017
(Amounts in thousands)
Beginning balance	$7,161	$12,173
Increase in estimated losses on covered OREO	-	6
Reimbursable expenses from the FDIC	(6)	(98)
Net amortization	(382)	(1,332)
Payments to (reimbursements from) the FDIC	111	(818)
Ending balance	$6,884	$9,931

Note 7.  Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2018	December 31, 2017
(Amounts in thousands)
Noninterest-bearing demand deposits	$460,478	$454,143
Interest-bearing deposits:
Interest-bearing demand deposits	510,597	465,407
Money market accounts	172,676	170,731
Savings deposits	351,220	342,064
Certificates of deposit	364,234	374,373
Individual retirement accounts	121,414	123,173
Total interest-bearing deposits	1,520,141	1,475,748
Total deposits	$1,980,619	$1,929,891

Note 8.  Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2018		December 31, 2017
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$4,115	0.09%	$5,086	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
FHLB advances	50,000	4.00%	50,000	4.00%
Total borrowings	$79,115		$80,086

The following schedule presents the contractual and weighted average maturities of long-term borrowings, by year, as of March 31, 2018:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2018	$-	$-	$-
2019	25,000	-	25,000
2020	-	-	-
2021	-	50,000	50,000
2022	-	-	-
2023 and thereafter	-	-	-
Total	$25,000	$50,000	$75,000

Weighted average maturity (in years)	0.91	2.77	2.15

Prepayment of an advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities. The Company pledged certain loans to secure an FHLB advance and letters of credit totaling $903.13 million as of March 31, 2018. Unused borrowing capacity with the FHLB totaled $392.85 million, net of FHLB letters of credit of $130.58 million, as of March 31, 2018. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits.

Investment securities pledged to secure repurchase agreements remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of March 31, 2018:

	U.S. Treasury Securities	U.S. Agency Securities	Municipal Securities	Mortgage-backed Agency Securities	Total
(Amounts in thousands)
Overnight and continuous	$-	$-	$2,378	$1,660	$4,038
Up to 30 days	-	-	-	-	-
30 - 90 days	-	-	-	77	77
Greater than 90 days	9,000	4,680	-	11,320	25,000
	$9,000	$4,680	$2,378	$13,057	$29,115

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matured in April 2018 and was renewed until April 2019. There was no outstanding balance on the line as of March 31, 2018, or December 31, 2017.

Note 9.  Derivative Instruments and Hedging Activities

As of March 31, 2018, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company’s interest rate swap agreements include a ten-year, $1.28 million notional swap entered into in August 2017; a fourteen-year, $1.20 million notional swap entered into in March 2015; and a fifteen-year, $4.37 million notional swap entered into in February 2014. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of March 31, 2018. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2018			December 31, 2017
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,731	$45	$-	$5,813	$-	$90
Total derivatives	$5,731	$45	$-	$5,813	$-	$90

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2018	2017	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$13	$22	Interest and fees on loans
Total derivative expense	$13	$22

Note 10.  Employee Benefit Plans

The Company maintains two nonqualified domestic, noncontributory defined benefit plans (the “Benefit Plans”) for key members of senior management and non-management directors. The Company’s unfunded Benefit Plans include the Supplemental Executive Retention Plan and the Directors’ Supplemental Retirement Plan.

The following table presents the components of net periodic pension cost for the periods indicated:

	Three Months Ended March 31,
	2018	2017	Income Statement Location
(Amounts in thousands)
Service cost	$68	$58	Salaries and employee benefits
Interest cost	89	93	Other expense
Amortization of prior service cost	59	57	Other expense
Amortization of losses	12	7	Other expense
Net periodic cost	$228	$215

Note 11.  Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
(Amounts in thousands, except share and per share data)
Net income	$8,868	$6,202

Weighted average common shares outstanding, basic	16,955,758	16,998,125
Dilutive effect of potential common shares
Stock options	54,305	53,067
Restricted stock	37,575	20,982
Total dilutive effect of potential common shares	91,880	74,049
Weighted average common shares outstanding, diluted	17,047,638	17,072,174

Basic earnings per common share	$0.52	$0.36
Diluted earnings per common share	0.52	0.36

Antidilutive potential common shares
Stock options	64,081	49,743
Restricted stock	5,667	3,279
Total potential antidilutive shares	69,748	53,022

Note 12.  Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2018
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$975	$(1,815)	$(840)
Other comprehensive loss before reclassifications	(1,697)	-	(1,697)
Reclassified from AOCI	-	56	56
Other comprehensive (loss) income, net	(1,697)	56	(1,641)
Ending balance	$(722)	$(1,759)	$(2,481)

	Three Months Ended March 31, 2017
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(544)	$(1,467)	$(2,011)
Other comprehensive income before reclassifications	407	83	490
Reclassified from AOCI	-	40	40
Other comprehensive income, net	407	123	530
Ending balance	$(137)	$(1,344)	$(1,481)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2018	2017	Line Item Affected
Employee benefit plans
Amortization of prior service cost	$59	$57	(1)
Amortization of net actuarial benefit cost	12	7	(1)
Reclassified out of AOCI, before tax	71	64	Income before income taxes
Income tax expense	15	24	Income tax expense
Reclassified out of AOCI, net of tax	56	40	Net income
Total reclassified out of AOCI, net of tax	$56	$40	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Available-for-Sale Debt Securities. Debt Securities available for sale are reported at fair value on a recurring basis. The fair value of Level 1 securities is based on quoted market prices in active markets, if available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are primarily derived from or corroborated by observable market data. Level 2 securities use fair value measurements from independent pricing services obtained by the Company. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions. The Company’s Level 2 securities include U.S. Agency and Treasury securities, municipal securities, single issue trust preferred securities, and mortgage-backed securities. Securities are based on Level 3 inputs when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

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

Equity Securities.  Equity securities are recorded at fair value on a recurring basis and included in other assets in the consolidated balance sheets. The Company uses Level 1 inputs to value equity securities that are traded in active markets. Equity securities that are not actively traded are classified in Level 2.

Loans Held for Investment. Loans held for investment are reported at fair value using the exit price notion, which is derived from third-party models. Loans related to fair value hedges are recorded at fair value on a recurring basis.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$11,224	$-	$11,224	$-
U.S. Treasury securities	19,942	-	19,942	-
Municipal securities	100,339	-	100,339	-
Single issue trust preferred securities	8,991	-	8,991	-
Mortgage-backed Agency securities	23,641	-	23,641	-
Total available-for-sale debt securities	164,137	-	164,137	-
Equity securities	55	55	-	-
Fair value loans	5,825	-	-	5,825
Deferred compensation assets	4,070	4,070	-	-
Derivative assets	45	-	45	-
Deferred compensation liabilities	4,070	4,070	-	-

	December 31, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$11,296	$-	$11,296	$-
U.S. Treasury securities	19,971	-	19,971	-
Municipal securities	103,648	-	103,648	-
Single issue trust preferred securities	8,884	-	8,884	-
Mortgage-backed Agency securities	21,726	-	21,726	-
Total available-for-sale debt securities	165,525	-	165,525	-
Equity securities	55	55	-	-
Fair value loans	5,739	-	5,739	-
Deferred compensation assets	4,002	4,002	-	-
Deferred compensation liabilities	4,002	4,002	-	-
Derivative liabilities	90	-	90	-

As of March 31, 2018, the Company measured the fair value of loans held for investment using an exit price notion in accordance with the adoption of ASU 2016-01. Prior to March 31, 2018, loans held for investment were reported at fair value using discounted future cash flows that apply current interest rates for loans with similar terms and borrower credit quality. As a result of using the exit price, certain loans were transferred from Level 2 into Level 3 of the fair value hierarchy during the three months ended March 31, 2018. No transfers into or out of Level 3 of the fair value hierarchy occurred during the three months ended March 31, 2017.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$4,954	$-	$-	$4,954
OREO, non-covered	3,032	-	-	3,032
OREO, covered	59	-	-	59

	December 31, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,015	$-	$-	$5,015
OREO, non-covered	2,359	-	-	2,359
OREO, covered	105	-	-	105

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	March 31, 2018				December 31, 2017

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	7%	to	100%	(37%)	6%	to	79%	(34%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	61%	(23%)	8%	to	47%	(32%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	26%	to	49%	(44%)	0%	to	65%	(52%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Held-to-Maturity Debt Securities. Securities held to maturity are reported at fair value using quoted market prices or dealer quotes.

FDIC Indemnification Asset. The FDIC indemnification asset is reported at fair value using discounted future cash flows that apply current discount rates.

Accrued Interest Receivable/Payable. Accrued interest receivable/payable is reported at its carrying amount, which is considered a reasonable estimate due to the short-term nature of these instruments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$205,140	$205,140	$205,140	$-	$-
Debt securities available for sale	164,137	164,137	-	164,137	-
Debt securities held to maturity	25,115	24,987	-	24,987	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,773,609	1,758,212	-	-	1,758,212
FDIC indemnification asset	6,884	3,630	-	-	3,630
Interest receivable	5,155	5,155	-	5,155	-
Derivative financial assets	45	45	-	45	-
Deferred compensation assets	4,070	4,070	4,070	-	-

Liabilities
Time deposits	485,648	475,605	-	475,605	-
Securities sold under agreements to repurchase	29,115	29,300	-	29,300	-
Interest payable	1,072	1,072	-	1,072	-
FHLB and other borrowings	50,000	51,845	-	51,845	-
Deferred compensation liabilities	4,070	4,070	4,070	-	-

	December 31, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$157,951	$157,951	$157,951	$-	$-
Debt securities available for sale	165,525	165,525	-	165,525	-
Debt securities held to maturity	25,149	25,084	-	25,084	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,797,908	1,760,606	-	5,739	1,754,867
FDIC indemnification asset	7,161	3,927	-	-	3,927
Interest receivable	5,778	5,778	-	5,778	-
Deferred compensation assets	4,002	4,002	4,002	-	-

Liabilities
Demand deposits	454,143	454,143	-	454,143	-
Interest-bearing demand deposits	465,407	465,407	-	465,407	-
Savings deposits	512,795	512,795	-	512,795	-
Time deposits	497,546	490,628	-	490,628	-
Securities sold under agreements to repurchase	30,086	30,449	-	30,449	-
Interest payable	1,104	1,104	-	1,104	-
FHLB and other borrowings	50,000	52,702	-	52,702	-
Derivative financial liabilities	90	90	-	90	-
Deferred compensation liabilities	4,002	4,002	4,002	-	-

Note 14.  Litigation, Commitments, and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2018	December 31, 2017
(Amounts in thousands)
Commitments to extend credit	$230,601	$243,147
Standby letters of credit and financial guarantees(1)	135,493	131,587
Total off-balance sheet risk	366,094	374,734

Reserve for unfunded commitments	$66	$66

(1) Includes FHLB letters of credit

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bancshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2018, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of March 31, 2018, the Trust Division and FCWM managed $945 million in combined assets under various fee-based arrangements as fiduciary or agent.

The Bank offers insurance products and services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). FCIS provides in-branch commercial and insurance services in Virginia and West Virginia. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. As of March 31, 2018, FCIS operated 4 in-branch locations in Virginia and West Virginia.

We had no acquisition and divestiture activity during the three months ended March 31, 2018, and year ended December 31, 2017.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Part II, Item 8 of our 2017 Form 10-K and our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2017 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2018, and financial condition as of March 31, 2018, include the following:

●	Pre-tax income increased $2.18 million, or 23.54%, to $11.44 million for the first quarter of 2018 compared to the same quarter of 2017.
●	Net income increased $2.67 million, or 42.99%, to $8.87 million and diluted earnings per share increased $0.16, or 44.44%, to $0.52 for the first quarter of 2018 compared to the same quarter of 2017.
●	Net interest margin increased 21 basis points to 4.38%, and normalized net interest margin increased 8 basis points to 4.03% for the first quarter of 2018 compared to the same quarter of 2017.
●	The Company repurchased 187,300 common shares during the first quarter of 2018 for $5.41 million.
●	The Company significantly exceeds regulatory “well capitalized” targets as of March 31, 2018.
●

The Company paid a one-time special cash dividend to common shareholders of $0.48 per common share on March 23, 2018. The special dividend was in addition to the regular cash dividend of $0.18 per common share paid on February 16, 2018.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
(Amounts in thousands, except per share data)	2018	2017	(Decrease)	% Change

Net income	$8,868	$6,202	$2,666	42.99%

Basic earnings per common share	0.52	0.36	0.16	44.44%
Diluted earnings per common share	0.52	0.36	0.16	44.44%

Return on average assets	1.52%	1.06%	0.46%	43.40%
Return on average common equity	10.30%	7.35%	2.95%	40.14%

Three-Month Comparison. Net income increased in the first quarter of 2018 due to increases in noninterest and net interest income and a decrease in income tax. These changes were offset by a slight increase in noninterest expense.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended March 31,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)	$1,805,839	$22,827	5.13%	$1,838,837	$21,895	4.83%
Securities available for sale	165,103	1,384	3.40%	161,738	1,483	3.72%
Securities held to maturity	25,132	105	1.69%	47,112	152	1.31%
Interest-bearing deposits	117,953	471	1.62%	55,754	159	1.16%
Total earning assets	2,114,027	24,787	4.76%	2,103,441	23,689	4.57%
Other assets	252,284			270,597
Total assets	$2,366,311			$2,374,038

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$462,741	$63	0.06%	$381,050	$54	0.06%
Savings deposits	518,560	82	0.06%	525,573	84	0.06%
Time deposits	493,545	1,106	0.91%	515,506	1,028	0.81%
Total interest-bearing deposits	1,474,846	1,251	0.34%	1,422,129	1,166	0.33%
Borrowings
Retail repurchase agreements	4,444	1	0.09%	66,947	11	0.07%
Wholesale repurchase agreements	25,000	199	3.23%	25,000	199	3.23%
FHLB advances and other borrowings	50,000	500	4.06%	66,618	675	4.11%
Total borrowings	79,444	700	3.57%	158,565	885	2.26%
Total interest-bearing liabilities	1,554,290	1,951	0.51%	1,580,694	2,051	0.53%
Noninterest-bearing demand deposits	432,606			425,540
Other liabilities	30,142			25,477
Total liabilities	2,017,038			2,031,711
Stockholders' equity	349,273			342,327
Total liabilities and stockholders' equity	$2,366,311			$2,374,038
Net interest income, FTE		$22,836			$21,638
Net interest rate spread			4.25%			4.04%
Net interest margin			4.38%			4.17%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2018 Compared to 2017
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$(393)	$1,349	$(24)	$932
Securities available-for-sale	31	(127)	(3)	(99)
Securities held-to-maturity	(71)	45	(21)	(47)
Interest-bearing deposits with other banks	177	64	71	312
Total interest earning assets	(256)	1,331	23	1,098

Interest paid on(1)
Demand deposits	12	(2)	(1)	9
Savings deposits	(1)	(1)	-	(2)
Time deposits	(44)	127	(5)	78
Retail repurchase agreements	(10)	4	(4)	(10)
Wholesale repurchase agreements	-	-	-	-
FHLB advances and other borrowings	(168)	(9)	2	(175)
Total interest-bearing liabilities	(211)	119	(8)	(100)

Change in net interest income(1)	$(45)	$1,212	$31	$1,198

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following tables present the net interest analysis on a FTE basis excluding the impact of non-cash purchase accounting accretion from acquired loan portfolios for the periods indicated:

	Three Months Ended March 31,
	2018		2017
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(1)	Average Yield/ Rate(1)
Earning assets
Loans(2)	$22,827	5.13%	$21,895	4.83%
Accretion income	2,324		1,784
Less: cash accretion income	479		650
Non-cash accretion income	1,845		1,134
Loans, normalized(3)	20,982	4.71%	20,761	4.58%
Other earning assets	1,960	2.58%	1,794	2.75%
Total earning assets	22,942	4.40%	22,555	4.35%
Total interest-bearing liabilities	1,951	0.51%	2,051	0.53%
Net interest income, FTE(3)	$20,991		$20,504
Net interest rate spread, normalized(3)		3.89%		3.82%
Net interest margin, normalized(3)		4.03%		3.95%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 77.64% of total net interest and noninterest income in the first quarter of 2018 compared to 80.52% in the same quarter of 2017. Net interest income on a GAAP basis increased $1.24 million, or 5.86%, and net interest income on a FTE basis increased $1.20 million, or 5.54%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 8 basis points compared to an increase of 21 basis points on a FTE basis. Normalized net interest spread increased 7 basis points compared to an increase of 21 basis points on a FTE basis.

Average earning assets increased $10.59 million, or 0.50%, primarily due to an increase in interest-bearing deposits offset by decreases in loans and held-to-maturity securities. The normalized yield on earning assets increased 5 basis points compared to an increase of 19 basis points on a GAAP basis. Average loans decreased $33.00 million, or 1.79%, and the average loan to deposit ratio decreased to 94.67% from 99.52%. The normalized yield on loans increased 13 basis points compared to an increase of 30 basis points on a GAAP basis. Non-cash accretion income increased $711 thousand, or 62.70%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $26.40 million, or 1.68%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 2 basis points, largely driven by a decrease in the average balance of borrowings. Average borrowings decreased $79.12 million, or 49.90%, largely due to a $62.50 million, or 93.36%, decrease in average retail repurchase agreements and a $16.62 million, or 24.95%, decrease in average FHLB advances. Average interest-bearing deposits increased $52.72 million, or 3.71%, which was driven by an $81.69 million, or 21.44%, increase in average interest-bearing demand deposits offset by a $21.96 million, or 4.26%, decrease in average time deposits, and a $7.01 million, or 1.33%, decrease in average savings deposits, which include money market and savings accounts.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations experienced a slight increase of $3 thousand to $495 thousand, which was attributed to the non-PCI provision. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$794	$790	$4	0.51%
Service charges on deposits	3,468	3,113	355	11.40%
Other service charges and fees	1,635	1,502	133	8.85%
Insurance commissions	329	373	(44)	-11.80%
Net FDIC indemnification asset amortization	(382)	(1,332)	950	-71.32%
Other operating income	602	669	(67)	-10.01%
Total noninterest income	$6,446	$5,115	$1,331	26.02%

Three-Month Comparison.  Noninterest income comprised 22.36% of total net interest and noninterest income in the first quarter of 2018 compared to 19.48% in the same quarter of 2017. Noninterest income increased $1.33 million, or 26.02%, primarily due to the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage expired June 30, 2017, for commercial loans. Service charges on deposits and other service charges and fees increased $488 thousand, or 10.57%, primarily from increases in checking account fees and net interchange income. Other service charges and fees included the netting of interchange expense against income per the adoption of ASC 606. Net interchange income increased $82 thousand, or 8.00%, in the first quarter of 2018. Excluding the impact from net FDIC indemnification asset amortization, noninterest income increased $381 thousand, or 5.91%, to $6.83 million in the first quarter of 2018, from $6.45 million in the same quarter of 2017.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2018	2017	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$9,441	$8,748	$693	7.92%
Occupancy expense	1,250	1,248	2	0.16%
Furniture and equipment expense	1,046	1,091	(45)	-4.12%
Service fees	828	845	(17)	-2.01%
Advertising and public relations	522	605	(83)	-13.72%
Professional fees	307	822	(515)	-62.65%
Amortization of intangibles	261	261	-	0.00%
FDIC premiums and assessments	211	244	(33)	-13.52%
Other operating expense	3,028	2,643	385	14.57%
Total noninterest expense	$16,894	$16,507	$387	2.34%

Three-Month Comparison.  Noninterest expense increased $387 thousand, or 2.34%, in the first quarter of 2018 compared to the same quarter of 2017, which was largely due to an increase in salaries and employee benefits. Full-time equivalent employees, calculated using the number of hours worked, decreased to 550 as of March 31, 2018, from 579 as of March 31, 2017. Other operating expense included a $510 thousand increase in property writedowns offset by a $157 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $172 thousand from $328 thousand in the first quarter of 2017. Professional fees decreased largely due to a reduction in legal fees.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. Income tax expense decreased $487 thousand, or 15.94%, and the effective tax rate decreased to 22.46% compared to 33.00% in the same quarter of 2017. The decrease was largely due to the Tax Cuts and Jobs Act (“Tax Reform Act”) enacted on December 22, 2017, which reduced our federal statutory income tax rate from 35% to 21% beginning January 1, 2018.

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

We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 21% beginning January 1, 2018, and 35% prior to January 1, 2018. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans.

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(Amounts in thousands)
Net interest income, GAAP	$22,379	$21,141
FTE adjustment(1)	457	497
Net interest income, FTE	22,836	21,638
Less: non-cash accretion income(2)	1,845	1,134
Net interest income, normalized	$20,991	$20,504

Net interest margin, GAAP	4.28%	4.08%
FTE adjustment(1)	0.10%	0.09%
Net interest margin, FTE	4.38%	4.17%
Less: non-cash accretion income(2)	0.35%	0.22%
Net interest margin, normalized	4.03%	3.95%

(1)	Fully taxable equivalent ("FTE") basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Includes non-cash purchase accounting accretion income from acquired loan portfolios

Financial Condition

Total assets as of March 31, 2018, increased $39.85 million, or 1.67%, to $2.43 billion from $2.39 billion as of December 31, 2017. Total liabilities as of March 31, 2018, increased $48.52 million, or 2.38%, to $2.09 billion from $2.04 billion as of December 31, 2017.

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

Available-for-sale debt securities as of March 31, 2018, decreased $1.39 million, or 0.84%, compared to December 31, 2017, primarily due to the maturity of certain U.S. Treasury securities offset by the purchase of U.S. Agency and mortgage-backed Agency securities coupled with an increase in net unrealized losses. The market value of debt securities available for sale as a percentage of amortized cost was 99.45% as of March 31, 2018, compared to 100.75% as of December 31, 2017. Held-to-maturity debt securities as of March 31, 2018, decreased $34 thousand, or 0.14%, compared to December 31, 2017, primarily due to an increase in net unrealized losses. The market value of debt securities held to maturity as a percentage of amortized cost was 99.49% as of March 31, 2018, compared to 99.74% as of December 31, 2017.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three months ended March 31, 2018 or 2017. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of March 31, 2018, decreased $24.08 million, or 1.32%, compared to December 31, 2017, primarily due to a $21.53 million, or 1.20%, decrease in non-covered loans, which was driven by declines in commercial construction, owner occupied construction, and multi-family residential segments. Covered loans decreased $2.54 million, or 9.10%, as the covered Waccamaw portfolio continues to run off. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2018		December 31, 2017		March 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$52,264	2.92%	$60,017	3.30%	$61,070	3.33%
Commercial and industrial	90,361	5.04%	92,188	5.07%	88,370	4.81%
Multi-family residential	120,656	6.73%	125,202	6.89%	143,847	7.84%
Single family non-owner occupied	142,227	7.93%	141,670	7.80%	143,308	7.81%
Non-farm, non-residential	618,872	34.51%	616,633	33.93%	584,064	31.81%
Agricultural	9,350	0.52%	7,035	0.39%	6,133	0.33%
Farmland	23,567	1.31%	25,649	1.41%	29,241	1.59%
Total commercial loans	1,057,297	58.96%	1,068,394	58.79%	1,056,033	57.52%
Consumer real estate loans
Home equity lines	101,476	5.66%	103,205	5.68%	104,817	5.71%
Single family owner occupied	506,368	28.24%	502,686	27.66%	500,394	27.26%
Owner occupied construction	29,518	1.65%	39,178	2.16%	45,346	2.47%
Total consumer real estate loans	637,362	35.55%	645,069	35.50%	650,557	35.44%
Consumer and other loans
Consumer loans	68,534	3.82%	70,772	3.89%	73,634	4.01%
Other	4,510	0.25%	5,001	0.28%	4,147	0.23%
Total consumer and other loans	73,044	4.07%	75,773	4.17%	77,781	4.24%
Total non-covered loans	1,767,703	98.58%	1,789,236	98.46%	1,784,371	97.20%
Total covered loans	25,406	1.42%	27,948	1.54%	51,412	2.80%
Total loans held for investment, net of unearned income	1,793,109	100.00%	1,817,184	100.00%	1,835,783	100.00%
Less: allowance for loan losses	19,500		19,276		18,458
Total loans held for investment, net of unearned income and allowance	$1,773,609		$1,797,908		$1,817,325

The following table presents covered loans, by loan class, as of the dates indicated. The commercial loss share agreement expired June 30, 2017.

	March 31, 2018		December 31, 2017		March 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$37	0.15%	$39	0.14%	$4,337	8.43%
Commercial and industrial	-	0.00%	-	0.00%	637	1.24%
Multi-family residential	-	0.00%	-	0.00%	4	0.01%
Single family non-owner occupied	277	1.09%	284	1.02%	980	1.91%
Non-farm, non-residential	9	0.03%	9	0.03%	6,020	11.71%
Agricultural	-	0.00%	-	0.00%	25	0.05%
Farmland	-	0.00%	-	0.00%	386	0.75%
Total commercial loans	323	1.27%	332	1.19%	12,389	24.10%
Consumer real estate loans
Home equity lines	21,438	84.38%	23,720	84.87%	32,943	64.08%
Single family owner occupied	3,645	14.35%	3,896	13.94%	6,080	11.82%
Total consumer real estate loans	25,083	98.73%	27,616	98.81%	39,023	75.90%
Total covered loans	$25,406	100.00%	$27,948	100.00%	$51,412	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2018	December 31, 2017	March 31, 2017
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$21,650	$18,997	$18,537
Accruing loans past due 90 days or more	27	1	20
TDRs(1)	77	120	-
Total nonperforming loans	21,754	19,118	18,557
Non-covered OREO	4,620	2,409	4,477
Total non-covered nonperforming assets	$26,374	$21,527	$23,034

Covered nonperforming
Nonaccrual loans	$596	$342	$918
Total nonperforming loans	596	342	918
Covered OREO	70	105	241
Total covered nonperforming assets	$666	$447	$1,159

Total nonperforming
Nonaccrual loans	$22,246	$19,339	$19,455
Accruing loans past due 90 days or more	27	1	20
TDRs(1)	77	120	-
Total nonperforming loans	22,350	19,460	19,475
OREO	4,690	2,514	4,718
Total nonperforming assets	$27,040	$21,974	$24,193

Additional Information
Performing TDRs(2)	$7,220	$7,614	$8,593
Total TDRs(3)	7,297	7,734	8,593

Non-covered ratios
Nonperforming loans to total loans	1.23%	1.07%	1.04%
Nonperforming assets to total assets	1.10%	0.91%	0.97%
Non-PCI allowance to nonperforming loans	89.64%	100.83%	99.40%
Non-PCI allowance to total loans	1.10%	1.08%	1.03%

Total ratios
Nonperforming loans to total loans	1.25%	1.07%	1.06%
Nonperforming assets to total assets	1.11%	0.92%	1.00%
Allowance for loan losses to nonperforming loans	87.25%	99.05%	94.78%
Allowance for loan losses to total loans	1.09%	1.06%	1.01%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $115 thousand, $169 thousand, and $24 thousand for the periods ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.89 million, $1.76 million, and $1.40 million for the periods ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $2.01 million, $1.93 million, and $1.43 million for the periods ended March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

Non-covered nonperforming assets as of March 31, 2018, increased $4.85 million, or 22.52%, from December 31, 2017, primarily due to an increase in non-covered nonaccrual loans and non-covered OREO. Non-covered nonaccrual loans as of March 31, 2018, increased $2.65 million, or 13.97%, from December 31, 2017. As of March 31, 2018, non-covered nonaccrual loans were largely attributed to single family owner occupied (58.85%) and non-farm, non-residential (22.35%) loans. As of March 31, 2018, approximately $2.07 million, or 9.58%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $29.81 million as of March 31, 2018, a decrease of $900 thousand, or 2.93%, compared to $30.71 million as of December 31, 2017. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.66% as of March 31, 2018, which includes past due loans (0.45%) and nonaccrual loans (1.21%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2018, decreased $437 thousand, or 5.65%, to $7.30 million from December 31, 2017. Nonperforming accruing TDRs as of March 31, 2018, decreased $43 thousand, or 35.83%, to $77 thousand compared to December 31, 2017. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 1.06% as of March 31, 2018, compared to 1.55% as of December 31, 2017. Specific reserves on TDRs totaled $648 thousand as of March 31, 2018, compared to $642 thousand as of December 31, 2017.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $2.21 million, or 91.78%, as of March 31, 2018, compared to December 31, 2017. Non-covered OREO consisted of 24 properties with an average holding period of 7 months as of March 31, 2018. The net loss on the sale of OREO totaled $103 thousand for the three months ended March 31, 2018, compared to $241 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$2,409	$105	$2,514	$5,109	$276	$5,385
Additions	2,787	-	2,787	358	14	372
Disposals	(541)	(26)	(567)	(861)	(56)	(917)
Valuation adjustments	(35)	(9)	(44)	(129)	7	(122)
Ending balance	$4,620	$70	$4,690	$4,477	$241	$4,718

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of March 31, 2018, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of March 31, 2018; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of March 31, 2018, increased $224 thousand, or 1.16%, from December 31, 2017. The increase was largely attributed to a $336 thousand increase in specific reserves on impaired loans. The non-PCI allowance as a percent of non-covered loans totaled 1.10% as of March 31, 2018, compared to 1.08% as of December 31, 2017. PCI loans were aggregated into five loan pools as of March 31, 2018, and December 31, 2017: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of March 31, 2018, or December 31, 2017. Net charge-offs increased $289 thousand for the three months ended March 31, 2018, compared to the same period of the prior year, largely due to an increase in charge-offs in the consumer loan segment.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Three Months Ended March 31,
	2018			2017
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$19,276	$-	$19,276	$17,936	$12	$17,948
Provision for loan losses charged to operations	495	-	495	492	-	492
Charge-offs	(698)	-	(698)	(357)	-	(357)
Recoveries	427	-	427	375	-	375
Net (charge-offs) recoveries	(271)	-	(271)	18	-	18
Ending balance	$19,500	$-	$19,500	$18,446	$12	$18,458

Deposits

Total deposits as of March 31, 2018, increased $50.73 million, or 2.63%, compared to December 31, 2017. Noninterest-bearing deposits increased $6.34 million; interest-bearing deposits increased $45.19 million; and savings deposits, which include money market accounts and savings accounts, increased $11.10 million; while time deposits, which include certificates of deposit and individual retirement accounts, decreased $11.90 million as of March 31, 2018, compared to December 31, 2017.

Borrowings

Total borrowings as of March 31, 2018, decreased $971 thousand, or 1.21%, compared to December 31, 2017. Short-term borrowings consisted of retail repurchase agreements, which decreased $971 thousand, or 19.09%, while the weighted average rate increased 2 basis points to 0.09% as of March 31, 2018, compared to December 31, 2017.

Long-term borrowings consisted of a wholesale repurchase agreement and a convertible FHLB advance as of March 31, 2018. The wholesale repurchase agreement totaled $25.00 million with a weighted average contractual rate of 3.18% as of March 31, 2018, and December 31, 2017. Long-term FHLB borrowings totaled $50.00 million with a weighted average contractual rate of 4.00% as of March 31, 2018, and December 31, 2017.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2018, the Company’s cash reserves totaled $33.90 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of March 31, 2018. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2018, our unencumbered cash totaled $205.14 million, unused borrowing capacity from the FHLB totaled $392.85 million, available credit from the FRB Discount Window totaled $6.15 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $122.75 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Three Months Ended March 31,
	2018	2017
(Amounts in thousands)
Net cash provided by operating activities	$10,833	$10,688
Net cash provided by investing activities	3,174	26,280
Net cash provided by financing activities	33,182	39,576
Net increase in cash and cash equivalents	47,189	76,544
Cash and cash equivalents, beginning balance	157,951	76,307
Cash and cash equivalents, ending balance	$205,140	$152,851

Cash and cash equivalents increased $47.19 million for the three months ended March 31, 2018, compared to an increase of $76.54 million for the same period of the prior year. The $29.36 million decrease was primarily due to a $23.11 million reduction in net cash provided by investing activities from the purchase of available-for-sale securities. Net cash provided by financing activities decreased $6.39 million largely due to a net decrease in deposit accounts and an increase in cash dividends offset by the absence of repayments of FHLB and other borrowings that occurred during the first quarter of 2017. Net cash provided by operating activities increased $145 thousand.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2018, decreased $8.68 million, or 2.47%, to $342.04 million from $350.71 million as of December 31, 2017. The change in stockholders’ equity was largely due to dividends declared on our common stock of $11.18 million, which includes the one-time special dividend, and repurchase of 187,300 shares of our common stock totaling $5.41 million offset by net income of $8.87 million. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. The accumulated other comprehensive loss increased $1.64 million to $2.48 million as of March 31, 2018, compared to December 31, 2017, primarily due to net unrealized losses on securities. Our book value per common share decreased $0.33, or 1.60%, to $20.30 as of March 31, 2018, from $20.63 as of December 31, 2017.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2017 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2018	December 31, 2017
The Company
Common equity Tier 1 ratio	13.60%	13.98%
Tier 1 risk-based capital ratio	13.60%	13.98%
Total risk-based capital ratio	14.70%	15.06%
Tier 1 leverage ratio	10.73%	11.06%

The Bank
Common equity Tier 1 ratio	11.30%	12.47%
Tier 1 risk-based capital ratio	11.30%	12.47%
Total risk-based capital ratio	12.39%	13.55%
Tier 1 leverage ratio	8.90%	9.84%

Our risk-based capital ratios as of March 31, 2018, decreased from December 31, 2017, due to a decrease in Tier 1 and total risk-based capital. As of March 31, 2018, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of March 31, 2018.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2018	December 31, 2017
(Amounts in thousands)
Commitments to extend credit	$230,601	$243,147
Financial letters of credit	918	250
Performance letters of credit(1)	134,575	131,337
Total off-balance sheet risk	$366,094	$374,734

Reserve for unfunded commitments	$66	$66

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

During the first quarter of 2018, the Federal Open Market Committee increased the benchmark federal funds rate to a range of 150 to 175 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	March 31, 2018		December 31, 2017
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$5,122	5.9%	$3,759	4.3%
200	3,642	4.2%	2,756	3.2%
100	1,966	2.3%	1,535	1.8%
(100)	(4,847)	-5.6%	(4,405)	-5.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of March 31, 2018, exposure to interest rate risk is within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of March 31, 2018, we maintained interest rate swap agreements with notional amounts totaling $5.73 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair values of the swap agreements, which are accounted for as fair value hedges, were recorded as a derivative asset totaling $45 thousand as of March 31, 2018, and a derivative liability totaling $90 thousand as of December 31, 2017. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included, or incorporated by reference, in this report before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, the following risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our 2017 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 187,300 shares of our common stock during the first quarter of 2018 compared to 6,800 shares during the same quarter of 2017.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

January 1-31, 2018	5,750	$27.53	5,750	611,827
February 1-28, 2018	47,850	27.34	47,850	563,977
March 1-31, 2018	133,700	29.48	133,700	465,673
Total	187,300	$28.87	187,300

(1)

Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 5,000,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,534,327 shares in treasury as of March 31, 2018.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

Exhibit No.	Exhibit Description	Exhibit No.	Form	Dated	Filed	Filed Herewith
2.1	Agreement and Plan of Reincorporation and Merger between First Community Bancshares, Inc. and First Community Bankshares, Inc.	Appendix A	the Definitive Proxy Statement on Form DEF 14A	4/24/2018	3/13/2018
3.1	Articles of Incorporation of First Community Bancshares, Inc., as amended	3(i)	Form 10-Q	6/30/2010	8/16/2010
3.2	Amended and Restated Bylaws of First Community Bancshares, Inc.	3.1	Form 8-K	2/23/2016	2/25/2016
4.1	Specimen stock certificate of First Community Bancshares, Inc.	4.1	Form 10-K	12/31/2002	3/25/2003
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan	10.1	Form 10-K/A	12/31/1999	4/13/2000
10.1.2**	Amendment One to the First Community Bancshares, Inc. 1999 Stock Option Plan	10.1.1	Form 10-Q	3/31/2004	5/7/2004
10.2**	First Community Bancshares, Inc. 1999 Stock Option Agreement	10.5	Form 10-Q	6/30/2002	8/14/2002
10.3**	First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Agreement	10.4	Form 10-Q	6/30/2002	8/14/2002
10.4**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan	Annex B	the Definitive Proxy Statement on Form DEF 14A	4/27/2004	3/15/2004
10.5**	First Community Bancshares, Inc. 2004 Omnibus Stock Option Plan Stock Award Agreement	10.13	Form 10-Q	6/30/2004	8/6/2004
10.6**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan	Appendix B	the Definitive Proxy Statement on Form DEF 14A	4/24/2012	3/7/2012
10.7**	First Community Bancshares, Inc. 2012 Omnibus Equity Compensation Plan Restricted Stock Grant Agreement	99.1	Form 8-K	5/28/2013	5/28/2013
10.8**	First Community Bancshares, Inc. Life Insurance Endorsement Method Split Dollar Plan and Agreement	10.5	Form 10-K/A	12/31/1999	4/13/2000
10.9.1**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan	10.1	Form 8-K	12/30/2008	1/5/2009
10.9.2**	Amendment #1 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan	10.3	Form 8-K	12/16/2010	12/17/2010
10.9.3**	Amendment #2 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan	10.1	Form 8-K	2/21/2013	2/25/2013
10.9.4**	Amendment #3 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan	10.1	Form 8-K	5/24/2016	5/31/2016
10.9.5**	Amendment #4 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan	10.1	Form 8-K	2/28/2017	2/28/2017
10.10**	Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates	99.2	Form 8-K	8/22/2006	8/23/2006
10.11.1**	First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan	99.1	Form 8-K	8/22/2006	8/23/2006
10.11.2**	Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan	10.2	Form 8-K	2/28/2017	2/28/2017
10.12.1**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated	10.1	Form 8-K	12/16/2010	12/17/2010
10.12.2**	Amendment #2 to the First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated	10.2	Form 8-K	5/24/2016	5/31/2016
10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown	10.3	Form 8-K	4/16/2015	4/16/2015
10.14**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly	10.5	Form 8-K	4/16/2015	4/16/2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills	10.2	Form 8-K	4/16/2015	4/16/2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II	10.1	Form 8-K	4/16/2015	4/16/2015
10.17**	Employment Agreement between First Community Bank and Mark R. Evans	2.1	Form 8-K	4/2/2009	4/3/2009
11	Statement Regarding Computation of Earnings per Share	Note 13 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002					X
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002					X
101***	Interactive data files pursuant to Rule 405 of Regulation S-T					X

* Filed herewith
** Indicates a management contract or compensation plan or agreement
*** Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 4th day of May, 2018.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)