Form 10-Q
period 2018-06-30
FIRST COMMUNITY BANCSHARES INC /NV/
filed 2018-08-03
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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
☐ Yes ☑ No

As of July 27, 2018, there were 16,574,758 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$39,091	$37,115
Federal funds sold	67,921	119,891
Interest-bearing deposits in banks	945	945
Total cash and cash equivalents	107,957	157,951
Debt securities available for sale	196,425	165,525
Debt securities held to maturity	25,082	25,149
Loans held for investment, net of unearned income
Non-covered	1,776,112	1,789,236
Covered	22,919	27,948
Allowance for loan losses	(19,583)	(19,276)
Loans held for investment, net	1,779,448	1,797,908
FDIC indemnification asset	6,390	7,161
Premises and equipment, net	45,547	48,126
Other real estate owned, non-covered	4,805	2,409
Other real estate owned, covered	44	105
Interest receivable	5,580	5,778
Goodwill	95,779	95,779
Other intangible assets	5,628	6,151
Other assets	75,435	76,418
Total assets	$2,348,120	$2,388,460

Liabilities
Deposits
Noninterest-bearing	$462,851	$454,143
Interest-bearing	1,441,887	1,475,748
Total deposits	1,904,738	1,929,891
Securities sold under agreements to repurchase	27,869	30,086
FHLB borrowings	50,000	50,000
Interest, taxes, and other liabilities	26,392	27,769
Total liabilities	2,008,999	2,037,746

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at June 30, 2018, and December 31, 2017; 4,802,475 and 4,383,553 shares in treasury at June 30, 2018, and December 31, 2017, respectively	21,382	21,382
Additional paid-in capital	228,949	228,750
Retained earnings	184,279	180,543
Treasury stock, at cost	(92,904)	(79,121)
Accumulated other comprehensive loss	(2,585)	(840)
Total stockholders' equity	339,121	350,714
Total liabilities and stockholders' equity	$2,348,120	$2,388,460

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$22,422	$22,914	$45,177	$44,741
Interest on securities -- taxable	649	407	1,038	816
Interest on securities -- tax-exempt	712	763	1,427	1,560
Interest on deposits in banks	514	221	985	380
Total interest income	24,297	24,305	48,627	47,497
Interest expense
Interest on deposits	1,327	1,233	2,578	2,399
Interest on short-term borrowings	202	211	402	421
Interest on long-term debt	506	567	1,006	1,242
Total interest expense	2,035	2,011	3,986	4,062
Net interest income	22,262	22,294	44,641	43,435
Provision for loan losses	495	934	990	1,426
Net interest income after provision for loan losses	21,767	21,360	43,651	42,009
Noninterest income
Wealth management	823	791	1,617	1,581
Service charges on deposits	3,612	3,360	7,080	6,473
Other service charges and fees	1,991	1,748	3,791	3,447
Insurance commissions	338	325	667	698
Net loss on sale of securities	-	(657)	-	(657)
Net FDIC indemnification asset amortization	(575)	(1,586)	(957)	(2,918)
Other operating income	827	1,074	1,429	1,743
Total noninterest income	7,016	5,055	13,627	10,367
Noninterest expense
Salaries and employee benefits	8,993	9,022	18,434	17,770
Occupancy expense	1,083	1,341	2,333	2,589
Furniture and equipment expense	945	1,087	1,991	2,178
Service fees	851	1,095	1,679	1,940
Advertising and public relations	461	544	983	1,149
Professional fees	430	817	737	1,639
Amortization of intangibles	263	263	524	524
FDIC premiums and assessments	252	227	463	471
Other operating expense	3,939	2,642	7,132	5,482
Total noninterest expense	17,217	17,038	34,276	33,742
Income before income taxes	11,566	9,377	23,002	18,634
Income tax expense	2,500	2,959	5,068	6,014
Net income	9,066	6,418	17,934	12,620

Earnings per common share
Basic	$0.54	$0.38	$1.06	$0.74
Diluted	0.54	0.38	1.06	0.74
Cash dividends per common share	0.18	0.16	0.84	0.32
Weighted average shares outstanding
Basic	16,689,398	17,012,189	16,821,842	17,005,196
Diluted	16,788,615	17,082,832	16,912,872	17,075,961

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Amounts in thousands)
Net income	$9,066	$6,418	$17,934	$12,620
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	(296)	1,645	(2,443)	2,296
Reclassification adjustment for net losses recognized in net income	-	657	-	657
Net unrealized (losses) gains on available-for-sale debt securities	(296)	2,302	(2,443)	2,953
Employee benefit plans:
Net actuarial gain	93	1	92	134
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	71	65	142	129
Net unrealized gains on employee benefit plans	164	66	234	263
Other comprehensive (loss) income, before tax	(132)	2,368	(2,209)	3,216
Income tax (benefit) expense	(28)	888	(464)	1,206
Other comprehensive (loss) income, net of tax	(104)	1,480	(1,745)	2,010
Total comprehensive income	$8,962	$7,898	$16,189	$14,630

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	12,620	-	-	12,620
Other comprehensive income	-	-	-	-	-	2,010	2,010
Common dividends declared -- $0.32 per share	-	-	-	(5,441)	-	-	(5,441)
Equity-based compensation expense	-	-	124	-	378	-	502
Common stock options exercised -- 3,566 shares	-	-	(17)	-	64	-	47
Issuance of treasury stock to 401(k) plan -- 8,869 shares	-	-	77	-	159	-	236
Purchase of treasury shares -- 10,602 shares at $24.16 per share	-	-	-	-	(256)	-	(256)
Balance June 30, 2017	$-	$21,382	$228,326	$177,556	$(78,488)	$(1)	$348,775

Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	17,934	-	-	17,934
Other comprehensive loss	-	-	-	-	-	(1,745)	(1,745)
Common dividends declared -- $0.36 per share	-	-	-	(6,064)	-	-	(6,064)
Special common dividend declared -- $0.48 per share	-	-	-	(8,134)	-	-	(8,134)
Equity-based compensation expense	-	-	151	-	594	-	745
Common stock options exercised -- 10,350 shares	-	-	(38)	-	195	-	157
Issuance of treasury stock to 401(k) plan -- 7,652 shares	-	-	86	-	143	-	229
Purchase of treasury shares -- 474,240 shares at $31.03 per share	-	-	-	-	(14,715)	-	(14,715)
Balance June 30, 2018	$-	$21,382	$228,949	$184,279	$(92,904)	$(2,585)	$339,121

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2018	2017
Operating activities
Net income	$17,934	$12,620
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	990	1,426
Depreciation and amortization of premises and equipment	1,521	1,775
Amortization (accretion) of premiums on investments, net	131	(8)
Amortization of FDIC indemnification asset, net	957	2,918
Amortization of intangible assets	524	524
Accretion on acquired loans	(3,204)	(2,880)
Equity-based compensation expense	745	502
Issuance of treasury stock to 401(k) plan	229	236
Loss on sale of premises and equipment, net	6	14
Loss on sale of other real estate owned	771	386
Loss on sale of securities	-	657
Decrease in accrued interest receivable	198	481
Decrease (increase) in other operating activities	340	(4,273)
Net cash provided by operating activities	21,142	14,378
Investing activities
Proceeds from sale of securities available for sale	55	12,273
Proceeds from maturities, prepayments, and calls of securities available for sale	33,948	14,823
Proceeds from maturities and calls of securities held to maturity	-	21,840
Payments to acquire securities available for sale	(67,355)	(16,990)
Proceeds from loans, net	16,783	12,457
Proceeds from bank owned life insurance	458	2,639
Proceeds from FHLB stock, net	3	694
Proceeds from the FDIC	208	368
Proceeds from premises and equipment	489	28
Payments to acquire premises and equipment	(384)	(1,438)
Proceeds from sale of other real estate owned	785	1,736
Net cash (used in) provided by investing activities	(15,010)	48,430
Financing activities
Increase in noninterest-bearing deposits, net	8,708	16,095
Increase in interest-bearing deposits, net	(33,861)	(59)
Repayments of securities sold under agreements to repurchase, net	(2,217)	(11,994)
Repayments of FHLB and other borrowings, net	-	(30,708)
Proceeds from stock options exercised	157	47
Payments for repurchase of treasury stock	(14,715)	(256)
Payments of common dividends	(14,198)	(5,441)
Net cash used in financing activities	(56,126)	(32,316)
Net (decrease) increase in cash and cash equivalents	(49,994)	30,492
Cash and cash equivalents at beginning of period	157,951	76,307
Cash and cash equivalents at end of period	$107,957	$106,799

Supplemental disclosure -- cash flow information
Cash paid for interest	$4,001	$4,284
Cash paid for income taxes	4,000	9,812

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	3,928	775
(Increase) decrease in accumulated other comprehensive loss	(1,745)	2,010

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

Significant Accounting Policies

A complete and detailed description of the Company’s significant accounting policies is included in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2017 Form 10-K.

Recent Accounting Standards

Standards Adopted in 2018

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2017-09, “Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting.” This ASU clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in terms or conditions. The Company adopted ASU 2017-09 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements.

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Securities.” This ASU amends the amortization period for certain purchased callable debt securities. The Company early adopted ASU 2017-08 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements since securities held at a premium were already being amortized to the earliest call date.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. The Company adopted ASU 2017-07 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified the non-service components of the net periodic benefit costs from salaries and employee benefits to other expense on a retrospective basis which totaled $158 thousand for the three months ended June 30, 2017, and $315 thousand for the six months ended June 30, 2017.

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

Service charges on deposits and other service charges and fees. Service charges on deposits and other service charges and fees represent general service fees for account maintenance and activity and transaction-based fees that consist of transaction-based revenue, time-based revenue (service period), item-based revenue, or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations is generally received at the time the performance obligations are satisfied. Other service charges and fees include interchange income from debit and credit card transaction fees. In accordance with the adoption of ASC 606, the Company reclassified interchange expense, which was previously a component of noninterest expense, to net against interchange income. Net interchange income totaled $1.47 million, which included interchange income of $1.95 million and interchange expense of $487 thousand for the three months ended June 30, 2018. Net interchange income totaled $2.80 million, which included interchange income of $3.72 million and interchange expense of $915 thousand for the six months ended June 30, 2018. Net interchange income totaled $1.30 million, which included interchange income of $1.72 million and interchange expense of $421 thousand for the three months ended June 30, 2017. Net interchange income totaled $2.53 million, which included interchange income of $3.33 million and interchange expense of $799 thousand for the six months ended June 30, 2017.

Other operating income. Other operating income consists primarily of dividends received and income on life insurance contracts, which are not subject to the requirements of ASC 606.

Standards Not Yet Adopted

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2018-09 in the first quarter of 2019. The Company is evaluating the impact of the standard and does not expect the guidance to have a material effect on its financial statements.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which updates narrow aspects of the guidance issued in ASU 2016-02. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company expects to adopt ASU 2016-02 in the first quarter of 2019. The Company leases certain banking offices under lease agreements it classifies as operating leases. The Company is evaluating the impact of the standard and expects an increase in assets and liabilities; however, the Company does not expect the guidance to have a material effect on its financial statements or resulting operations.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,166	$4	$-	$1,170
U.S. Treasury securities	49,827	-	(19)	49,808
Municipal securities	99,451	1,063	(909)	99,605
Single issue trust preferred securities	9,374	-	(391)	8,983
Mortgage-backed Agency securities	37,816	34	(991)	36,859
Total	$197,634	$1,101	$(2,310)	$196,425

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$11,289	$17	$(10)	$11,296
U.S. Treasury securities	19,987	-	(16)	19,971
Municipal securities	101,552	2,203	(107)	103,648
Single issue trust preferred securities	9,367	-	(483)	8,884
Mortgage-backed Agency securities	22,095	46	(415)	21,726
Total	$164,290	$2,266	$(1,031)	$165,525

The following tables present the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,913	$-	$(74)	$17,839
Corporate securities	7,169	-	(28)	7,141
Total	$25,082	$-	$(102)	$24,980

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,937	$-	$(49)	$17,888
Corporate securities	7,212	-	(16)	7,196
Total	$25,149	$-	$(65)	$25,084

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities and held-to-maturity debt securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2018
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$49,827	$49,808
Due after one year but within five years	9,902	10,014
Due after five years but within ten years	97,955	97,590
Due after ten years	2,134	2,154
	159,818	159,566
Mortgage-backed securities	37,816	36,859
Total debt securities available for sale	$197,634	$196,425

Held-to-maturity debt securities
Due within one year	$25,082	$24,980
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total debt securities held to maturity	$25,082	$24,980

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$-	$-	$-	$-
U.S. Treasury securities	49,808	(19)	-	-	49,808	(19)
Municipal securities	27,572	(803)	1,569	(106)	29,141	(909)
Single issue trust preferred securities	-	-	8,983	(391)	8,983	(391)
Mortgage-backed Agency securities	19,744	(257)	12,690	(734)	32,434	(991)
Total	$97,124	$(1,079)	$23,242	$(1,231)	$120,366	$(2,310)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$10,054	$(10)	$-	$-	$10,054	$(10)
U.S. Treasury securities	19,972	(16)	-	-	19,972	(16)
Municipal securities	8,047	(55)	2,314	(52)	10,361	(107)
Single issue trust preferred securities	-	-	8,884	(483)	8,884	(483)
Mortgage-backed Agency securities	4,276	(25)	14,069	(390)	18,345	(415)
Total	$42,349	$(106)	$25,267	$(925)	$67,616	$(1,031)

The following tables present the fair values and unrealized losses for held-to-maturity debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,839	$(74)	$-	$-	$17,839	$(74)
Corporate securities	7,141	(28)	-	-	7,141	(28)
Total	$24,980	$(102)	$-	$-	$24,980	$(102)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,888	$(49)	$-	$-	$17,888	$(49)
Corporate securities	7,196	(16)	-	-	7,196	(16)
Total	$25,084	$(65)	$-	$-	$25,084	$(65)

There were 111 individual debt securities in an unrealized loss position as of June 30, 2018, and their combined depreciation in value represented 1.09% of the debt securities portfolio. There were 45 individual debt securities in an unrealized loss position as of December 31, 2017, and their combined depreciation in value represented 0.57% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three and six months ended June 30, 2018 and 2017, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Amounts in thousands)
Gross realized gains	$-	$-	$-	$-
Gross realized losses	-	(657)	-	(657)
Net loss on sale of securities	$-	$(657)	$-	$(657)

The carrying amount of securities pledged for various purposes totaled $47.76 million as of June 30, 2018, and $51.34 million as of December 31, 2017.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.70 million as of June 30, 2018, and $1.71 million as of December 31, 2017. Deferred loan fees, net of loan costs, totaled $4.42 million as of June 30, 2018, and $4.44 million as of December 31, 2017. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$57,986	3.22%	$60,017	3.30%
Commercial and industrial	96,614	5.37%	92,188	5.07%
Multi-family residential	110,067	6.12%	125,202	6.89%
Single family non-owner occupied	142,076	7.90%	141,670	7.80%
Non-farm, non-residential	624,999	34.74%	616,633	33.93%
Agricultural	8,895	0.49%	7,035	0.39%
Farmland	22,055	1.23%	25,649	1.41%
Total commercial loans	1,062,692	59.07%	1,068,394	58.79%
Consumer real estate loans
Home equity lines	100,194	5.57%	103,205	5.68%
Single family owner occupied	517,058	28.74%	502,686	27.66%
Owner occupied construction	22,647	1.26%	39,178	2.16%
Total consumer real estate loans	639,899	35.57%	645,069	35.50%
Consumer and other loans
Consumer loans	68,885	3.83%	70,772	3.89%
Other	4,636	0.26%	5,001	0.28%
Total consumer and other loans	73,521	4.09%	75,773	4.17%
Total non-covered loans	1,776,112	98.73%	1,789,236	98.46%
Total covered loans	22,919	1.27%	27,948	1.54%
Total loans held for investment, net of unearned income	$1,799,031	100.00%	$1,817,184	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	June 30, 2018	December 31, 2017
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$35	$39
Single family non-owner occupied	252	284
Non-farm, non-residential	8	9
Total commercial loans	295	332
Consumer real estate loans
Home equity lines	19,151	23,720
Single family owner occupied	3,473	3,896
Total consumer real estate loans	22,624	27,616
Total covered loans	$22,919	$27,948

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,443	$7,772	$5,278	$8,111
Waccamaw	9,815	26,137	12,176	31,335
Other acquired	923	949	986	1,012
Total PCI Loans	$16,181	$34,858	$18,440	$40,458

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(606)	(3,325)	(3,931)
Reclassifications from nonaccretable difference(1)	681	1,621	2,302
Other changes, net	(41)	(624)	(665)
Balance June 30, 2017	$4,426	$19,506	$23,932

Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(686)	(3,167)	(3,853)
Reclassifications (to) from nonaccretable difference(1)	(22)	1,221	1,199
Other changes, net	212	(74)	138
Balance June 30, 2018	$2,892	$17,445	$20,337

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

	June 30, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$55,999	$835	$1,152	$-	$-	$57,986
Commercial and industrial	93,472	2,602	540	-	-	96,614
Multi-family residential	105,533	3,877	657	-	-	110,067
Single family non-owner occupied	132,858	5,309	3,909	-	-	142,076
Non-farm, non-residential	604,886	9,807	10,160	146	-	624,999
Agricultural	8,517	202	176	-	-	8,895
Farmland	19,154	321	2,444	-	136	22,055
Consumer real estate loans
Home equity lines	97,813	597	1,784	-	-	100,194
Single family owner occupied	486,660	4,824	25,574	-	-	517,058
Owner occupied construction	22,280	-	367	-	-	22,647
Consumer and other loans
Consumer loans	68,592	7	281	-	5	68,885
Other	4,636	-	-	-	-	4,636
Total non-covered loans	1,700,400	28,381	47,044	146	141	1,776,112
Covered loans
Commercial loans
Construction, development, and other land	-	35	-	-	-	35
Single family non-owner occupied	235	-	17	-	-	252
Non-farm, non-residential	-	-	8	-	-	8
Consumer real estate loans
Home equity lines	10,341	7,954	856	-	-	19,151
Single family owner occupied	2,708	378	387	-	-	3,473
Total covered loans	13,284	8,367	1,268	-	-	22,919
Total loans	$1,713,684	$36,748	$48,312	$146	$141	$1,799,031

	December 31, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$57,768	$1,367	$882	$-	$-	$60,017
Commercial and industrial	87,181	3,721	1,286	-	-	92,188
Multi-family residential	118,509	5,663	1,030	-	-	125,202
Single family non-owner occupied	130,689	7,271	3,710	-	-	141,670
Non-farm, non-residential	596,616	12,493	7,351	173	-	616,633
Agricultural	6,639	294	102	-	-	7,035
Farmland	22,875	210	2,564	-	-	25,649
Consumer real estate loans
Home equity lines	100,833	618	1,754	-	-	103,205
Single family owner occupied	471,382	5,480	25,824	-	-	502,686
Owner occupied construction	38,947	-	231	-	-	39,178
Consumer and other loans
Consumer loans	70,448	13	311	-	-	70,772
Other	5,001	-	-	-	-	5,001
Total non-covered loans	1,706,888	37,130	45,045	173	-	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	1	38	-	-	-	39
Single family non-owner occupied	265	-	19	-	-	284
Non-farm, non-residential	-	-	9	-	-	9
Consumer real estate loans
Home equity lines	11,338	11,685	697	-	-	23,720
Single family owner occupied	2,996	411	489	-	-	3,896
Total covered loans	14,600	12,134	1,214	-	-	27,948
Total loans	$1,721,488	$49,264	$46,259	$173	$-	$1,817,184

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	June 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$820	$835	$-	$727	$988	$-
Commercial and industrial	230	249	-	315	1,142	-
Multi-family residential	290	412	-	499	1,010	-
Single family non-owner occupied	2,117	2,385	-	2,042	3,521	-
Non-farm, non-residential	4,012	4,883	-	3,022	5,955	-
Agricultural	176	181	-	102	107	-
Farmland	1,335	1,405	-	395	414	-
Consumer real estate loans
Home equity lines	1,833	1,954	-	1,621	1,770	-
Single family owner occupied	14,132	15,470	-	16,633	18,964	-
Owner occupied construction	292	292	-	231	231	-
Consumer and other loans
Consumer loans	198	207	-	141	144	-
Total impaired loans with no allowance	25,435	28,273	-	25,728	34,246	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	343	343	270
Single family non-owner occupied	-	-	-	446	446	62
Non-farm, non-residential	1,378	1,378	473	262	263	15
Farmland	410	418	105	936	974	233
Consumer real estate loans
Home equity lines	67	69	67	-	-	-
Single family owner occupied	7,043	7,053	2,434	5,586	5,606	1,978
Total impaired loans with an allowance	8,898	8,918	3,079	7,573	7,632	2,558
Total impaired loans(1)	$34,333	$37,191	$3,079	$33,301	$41,878	$2,558

(1)

Total impaired loans include loans totaling $24.92 million as of June 30, 2018, and $20.13 million as of December 31, 2017, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of individual loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$1	$823	$-	$10	$14	$969	$-	$11
Commercial and industrial	2	237	1	321	3	411	3	325
Multi-family residential	-	296	3	557	10	547	3	457
Single family non-owner occupied	25	2,307	34	3,308	48	2,634	77	3,317
Non-farm, non-residential	-	4,048	21	3,330	39	5,579	25	3,027
Agricultural	-	175	-	128	-	229	-	127
Farmland	6	1,336	-	1,003	15	887	-	1,005
Consumer real estate loans
Home equity lines	10	1,837	5	1,052	17	1,822	20	1,047
Single family owner occupied	86	14,247	93	15,943	193	14,917	180	14,074
Owner occupied construction	3	292	2	234	6	259	5	233
Consumer and other loans
Consumer loans	5	207	2	43	6	141	2	46
Total impaired loans with no related allowance	138	25,805	161	25,929	351	28,395	315	23,669

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	-	-	214
Commercial and industrial	-	-	38	2,352	-	-	53	1,332
Single family non-owner occupied	-	-	5	344	7	439	13	344
Non-farm, non-residential	-	1,374	5	867	-	770	15	1,011
Farmland	-	409	-	411	-	407	-	205
Consumer real estate loans
Home equity lines	2	68	-	-	2	70	-	209
Single family owner occupied	59	7,040	33	3,393	91	6,257	68	4,883
Owner occupied construction	-	-	-	-	-	-	-	-
Total impaired loans with a related allowance	61	8,891	81	7,367	100	7,943	149	8,198
Total impaired loans	$199	$34,696	$242	$33,296	$451	$36,338	$464	$31,867

There were no impaired PCI loan pools as of June 30, 2018, or December 31, 2017. The following table provides information on impaired PCI loan pools for the dates indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Amounts in thousands)
Interest income recognized	$-	$10	$-	$20
Average recorded investment	-	1,053	-	1,064

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2018			December 31, 2017
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$397	$-	$397	$-	$-	$-
Commercial and industrial	212	-	212	211	-	211
Multi-family residential	290	-	290	498	-	498
Single family non-owner occupied	954	17	971	851	19	870
Non-farm, non-residential	4,665	-	4,665	2,448	-	2,448
Agricultural	176	-	176	102	-	102
Farmland	1,361	-	1,361	805	-	805
Consumer real estate loans
Home equity lines	883	484	1,367	882	306	1,188
Single family owner occupied	12,417	-	12,417	13,108	17	13,125
Owner occupied construction	64	8	72	-	-	-
Consumer and other loans
Consumer loans	48	-	48	92	-	92
Total nonaccrual loans	$21,467	$509	$21,976	$18,997	$342	$19,339

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. There were no non-covered accruing loans contractually past due 90 days or more as of June 30, 2018, compared to $1 thousand as of December 31, 2017.

	June 30, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$33	$-	$388	$421	$57,565	$57,986
Commercial and industrial	221	182	98	501	96,113	96,614
Multi-family residential	-	371	-	371	109,696	110,067
Single family non-owner occupied	789	78	686	1,553	140,523	142,076
Non-farm, non-residential	1,920	40	3,954	5,914	619,085	624,999
Agricultural	-	-	74	74	8,821	8,895
Farmland	216	-	995	1,211	20,844	22,055
Consumer real estate loans
Home equity lines	162	156	558	876	99,318	100,194
Single family owner occupied	3,344	1,233	7,322	11,899	505,159	517,058
Owner occupied construction	-	-	64	64	22,583	22,647
Consumer and other loans
Consumer loans	479	141	-	620	68,265	68,885
Other	-	-	-	-	4,636	4,636
Total non-covered loans	7,164	2,201	14,139	23,504	1,752,608	1,776,112
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	17	-	-	17	235	252
Non-farm, non-residential	-	-	-	-	8	8
Consumer real estate loans
Home equity lines	191	130	297	618	18,533	19,151
Single family owner occupied	-	-	-	-	3,473	3,473
Total covered loans	208	130	297	635	22,284	22,919
Total loans	$7,372	$2,331	$14,436	$24,139	$1,774,892	$1,799,031

	December 31, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$20	$365	$-	$385	$59,632	$60,017
Commercial and industrial	232	40	142	414	91,774	92,188
Multi-family residential	544	-	185	729	124,473	125,202
Single family non-owner occupied	223	302	331	856	140,814	141,670
Non-farm, non-residential	2,433	383	1,536	4,352	612,281	616,633
Agricultural	123	-	-	123	6,912	7,035
Farmland	113	-	692	805	24,844	25,649
Consumer real estate loans
Home equity lines	226	198	485	909	102,296	103,205
Single family owner occupied	6,959	2,418	8,186	17,563	485,123	502,686
Owner occupied construction	326	79	-	405	38,773	39,178
Consumer and other loans
Consumer loans	439	97	17	553	70,219	70,772
Other	-	-	-	-	5,001	5,001
Total non-covered loans	11,638	3,882	11,574	27,094	1,762,142	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	39	39
Single family non-owner occupied	-	-	-	-	284	284
Non-farm, non-residential	-	-	-	-	9	9
Consumer real estate loans
Home equity lines	402	-	173	575	23,145	23,720
Single family owner occupied	70	-	-	70	3,826	3,896
Total covered loans	472	-	173	645	27,303	27,948
Total loans	$12,110	$3,882	$11,747	$27,739	$1,789,445	$1,817,184

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of June 30, 2018, or December 31, 2017.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	June 30, 2018			December 31, 2017
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$339	$314	$653	$364	$528	$892
Non-farm, non-residential	-	289	289	-	295	295
Consumer real estate loans
Home equity lines	-	135	135	-	145	145
Single family owner occupied	1,675	5,978	7,653	1,565	6,496	8,061
Owner occupied construction	-	228	228	-	233	233
Consumer and other loans
Consumer loans	-	36	36	-	37	37
Total TDRs	$2,014	$6,980	$8,994	$1,929	$7,734	$9,663

Allowance for loan losses related to TDRs			$581			$642

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Amounts in thousands)
Interest income recognized	$64	$1	$134	$85

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended June 30,
	2018			2017
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	-	$-	$-	1	$241	$241
Below market interest rate and extended payment term
Single family owner occupied	-	-	-	5	949	949
Total	-	$-	$-	6	$1,190	$1,190

(1) Represents the loan balance immediately following modification

	Six Months Ended June 30,
	2018			2017
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	-	$-	$-	1	$241	$241
Below market interest rate and extended payment term
Single family owner occupied	-	-	-	5	949	949
Total	-	$-	$-	6	$1,190	$1,190

(1) Represents the loan balance immediately following modification

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of June 30, 2018 or 2017.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2018	December 31, 2017
(Amounts in thousands)
Non-covered OREO	$4,805	$2,409
Covered OREO	44	105
Total OREO	$4,849	$2,514

Non-covered OREO secured by residential real estate	$3,384	$2,209
Residential real estate loans in the foreclosure process(1)	8,338	9,921

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of June 30, 2018, or December 31, 2017.

	Three Months Ended June 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,778	$6,963	$759	$19,500
(Recovery of) provision for loan losses charged to operations	(684)	906	273	495
Charge-offs	(328)	(124)	(298)	(750)
Recoveries	136	122	80	338
Net charge-offs	(192)	(2)	(218)	(412)
Ending balance	$10,902	$7,867	$814	$19,583

	Six Months Ended June 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(725)	1,143	572	990
Charge-offs	(469)	(255)	(724)	(1,448)
Recoveries	424	169	172	765
Net charge-offs	(45)	(86)	(552)	(683)
Ending balance	$10,902	$7,867	$814	$19,583

	Three Months Ended June 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,972	$5,734	$740	$18,446
Provision for loan losses charged to operations	379	240	319	938
Charge-offs	(257)	(321)	(324)	(902)
Recoveries	189	149	58	396
Net charge-offs	(68)	(172)	(266)	(506)
Ending balance	$12,283	$5,802	$793	$18,878

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(4)	-	(4)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(4)	-	(4)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$8	$-	$8

Total allowance
Beginning balance	$11,972	$5,746	$740	$18,458
Provision for loan losses	379	236	319	934
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	379	236	319	934
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(257)	(321)	(324)	(902)
Recoveries	189	149	58	396
Net charge-offs	(68)	(172)	(266)	(506)
Ending balance	$12,283	$5,810	$793	$18,886

	Six Months Ended June 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	464	486	480	1,430
Charge-offs	(286)	(398)	(575)	(1,259)
Recoveries	415	227	129	771
Net recoveries (charge-offs)	129	(171)	(446)	(488)
Ending balance	$12,283	$5,802	$793	$18,878

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(4)	-	(4)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(4)	-	(4)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$8	$-	$8

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	464	482	480	1,426
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	464	482	480	1,426
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(286)	(398)	(575)	(1,259)
Recoveries	415	227	129	771
Net recoveries (charge-offs)	129	(171)	(446)	(488)
Ending balance	$12,283	$5,810	$793	$18,886

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment(1)	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$57,375	$369
Commercial and industrial	-	-	96,602	538
Multi-family residential	-	-	110,067	997
Single family non-owner occupied	-	-	139,813	1,416
Non-farm, non-residential	1,378	473	618,953	6,783
Agricultural	-	-	8,895	100
Farmland	929	105	21,126	121
Total commercial loans	2,307	578	1,052,831	10,324
Consumer real estate loans
Home equity lines	67	67	111,616	680
Single family owner occupied	7,043	2,434	512,818	4,525
Owner occupied construction	-	-	22,647	161
Total consumer real estate loans	7,110	2,501	647,081	5,366
Consumer and other loans
Consumer loans	-	-	68,885	814
Other	-	-	4,636	-
Total consumer and other loans	-	-	73,521	814
Total loans, excluding PCI loans	$9,417	$3,079	$1,773,433	$16,504

	December 31, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment(1)	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$59,386	$830
Commercial and industrial	343	270	91,845	492
Multi-family residential	-	-	125,202	1,094
Single family non-owner occupied	770	62	139,093	1,914
Non-farm, non-residential	1,367	15	611,477	6,582
Agricultural	-	-	7,035	51
Farmland	1,219	233	24,430	129
Total commercial loans	3,699	580	1,058,468	11,092
Consumer real estate loans
Home equity lines	-	-	115,807	803
Single family owner occupied	9,471	1,978	496,348	3,732
Owner occupied construction	-	-	39,178	297
Total consumer real estate loans	9,471	1,978	651,333	4,832
Consumer and other loans
Consumer loans	-	-	70,772	794
Other	-	-	5,001	-
Total consumer and other loans	-	-	75,773	794
Total loans, excluding PCI loans	$13,170	$2,558	$1,785,574	$16,718

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$1,330	$-	$64	$-
Peoples commercial	4,479	-	4,279	-
Other	923	-	986	-
Total commercial loans	6,732	-	5,329	-
Consumer real estate loans
Waccamaw serviced home equity lines	7,662	-	11,118	-
Waccamaw residential	823	-	994	-
Peoples residential	964	-	999	-
Total consumer real estate loans	9,449	-	13,111	-
Total PCI loans	$16,181	$-	$18,440	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of June 30, 2018.

Note 6. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC that covered $22.92 million of loans and $44 thousand of OREO as of June 30, 2018, compared to $27.95 million of loans and $105 thousand of OREO as of December 31, 2017. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage expired June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Amounts in thousands)
Beginning balance	$6,884	$9,931	$7,161	$12,173
Increase in estimated losses on covered OREO	-	61	-	67
Reimbursable expenses from the FDIC	(15)	159	(21)	61
Net amortization	(575)	(1,586)	(957)	(2,918)
Payments to (reimbursements from) the FDIC	96	(406)	207	(1,224)
Ending balance	$6,390	$8,159	$6,390	$8,159

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2018	December 31, 2017
(Amounts in thousands)
Noninterest-bearing demand deposits	$462,851	$454,143
Interest-bearing deposits:
Interest-bearing demand deposits	462,334	465,407
Money market accounts	156,421	170,731
Savings deposits	352,693	342,064
Certificates of deposit	350,582	374,373
Individual retirement accounts	119,857	123,173
Total interest-bearing deposits	1,441,887	1,475,748
Total deposits	$1,904,738	$1,929,891

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2018		December 31, 2017
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$2,869	0.06%	$5,086	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
FHLB advances	50,000	4.00%	50,000	4.00%
Total borrowings	$77,869		$80,086

The Company pledged certain securities to secure repurchase agreements. Pledged securities remain under the Company’s control during the agreements’ terms. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions.

The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of June 30, 2018:

	U.S. Agency Securities	Municipal Securities	Single Issue Trust Preferred Securities	Mortgage-backed Agency Securities	Corporate Securities	Total
(Amounts in thousands)
Overnight and continuous	$-	$1,235	$-	$1,557	$-	$2,792
Up to 30 days	-	-	-	-	-	-
30 - 90 days	-	-	-	-	-	-
Greater than 90 days	5,154	-	8,072	10,845	1,006	25,077
	$5,154	$1,235	$8,072	$12,402	$1,006	$27,869

The following schedule presents the contractual and weighted average maturities of long-term borrowings, by year, as of June 30, 2018:

	Wholesale Repurchase Agreements	FHLB Borrowings	Total
(Amounts in thousands)
2018	$-	$-	$-
2019	25,000	-	25,000
2020	-	-	-
2021	-	50,000	50,000
2022	-	-	-
2023 and thereafter	-	-	-
Total	$25,000	$50,000	$75,000

Weighted average maturity (in years)	0.66	2.52	1.90

The Company pledged certain loans to secure the FHLB advance and letters of credit totaling $888.31 million as of June 30, 2018. The FHLB letters of credit provide an attractive alternative to pledging securities for public unit deposits. Unused borrowing capacity with the FHLB totaled $371.96 million, net of FHLB letters of credit of $139.18 million, as of June 30, 2018. The prepayment of the advance may result in substantial penalties based on the differential between the contractual note and current advance rate for similar maturities.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2019. There was no outstanding balance on the line as of June 30, 2018, or December 31, 2017.

Note 9. Derivative Instruments and Hedging Activities

As of June 30, 2018, the Company’s derivative instruments consisted of interest rate swaps. Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

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

The Company enters into various interest rate swap agreements for individual loan hedging. The swap agreements, which are accounted for as fair value hedges, and the loans hedged by the agreements are recorded at fair value. The fair value hedges were effective as of June 30, 2018. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2018			December 31, 2017
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,649	$99	$-	$5,813	$-	$90
Total derivatives	$5,649	$99	$-	$5,813	$-	$90

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2018	2017	2018	2017	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$8	$19	$21	$41	Interest and fees on loans
Total derivative expense	$8	$19	$21	$41

Note 10. Employee Benefit Plans

The Company maintains two nonqualified domestic, noncontributory defined benefit plans (the “Benefit Plans”) for key members of senior management and non-management directors. The Company’s unfunded Benefit Plans include the Supplemental Executive Retention Plan and the Directors’ Supplemental Retirement Plan. The following table presents the components of net periodic pension cost and the effect on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017	Income Statement Location
(Amounts in thousands)
Service cost	$55	$58	$123	$116	Salaries and employee benefits
Interest cost	90	93	179	186	Other expense
Amortization of prior service cost	55	57	114	114	Other expense
Amortization of losses	16	8	28	15	Other expense
Net periodic cost	$216	$216	$444	$431

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
(Amounts in thousands, except share and per share data)
Net income	$9,066	$6,418	$17,934	$12,620

Weighted average common shares outstanding, basic	16,689,398	17,012,189	16,821,842	17,005,196
Dilutive effect of potential common shares
Stock options	69,914	47,591	62,384	50,356
Restricted stock	29,303	23,052	28,646	20,409
Total dilutive effect of potential common shares	99,217	70,643	91,030	70,765
Weighted average common shares outstanding, diluted	16,788,615	17,082,832	16,912,872	17,075,961

Basic earnings per common share	$0.54	$0.38	$1.06	$0.74
Diluted earnings per common share	0.54	0.38	1.06	0.74

Antidilutive potential common shares
Stock options	-	71,592	-	59,473
Restricted stock	1,793	5,276	867	3,565
Total potential antidilutive shares	1,793	76,868	867	63,038

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(722)	$(1,759)	$(2,481)
Other comprehensive (loss) income before reclassifications	(233)	73	(160)
Reclassified from AOCI	-	56	56
Other comprehensive (loss) income, net	(233)	129	(104)
Ending balance	$(955)	$(1,630)	$(2,585)

	Three Months Ended June 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(137)	$(1,344)	$(1,481)
Other comprehensive income before reclassifications	1,028	-	1,028
Reclassified from AOCI	411	41	452
Other comprehensive income, net	1,439	41	1,480
Ending balance	$1,302	$(1,303)	$(1)

	Six Months Ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$975	$(1,815)	$(840)
Other comprehensive (loss) income before reclassifications	(1,930)	73	(1,857)
Reclassified from AOCI	-	112	112
Other comprehensive (loss) income, net	(1,930)	185	(1,745)
Ending balance	$(955)	$(1,630)	$(2,585)

	Six Months Ended June 30, 2017
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(544)	$(1,467)	$(2,011)
Other comprehensive income before reclassifications	1,435	83	1,518
Reclassified from AOCI	411	81	492
Other comprehensive income, net	1,846	164	2,010
Ending balance	$1,302	$(1,303)	$(1)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2018	2017	2018	2017	Line Item Affected
Available-for-sale securities
Loss recognized	$-	$657	$-	$657	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	657	-	657	Income before income taxes
Income tax expense	-	246	-	246	Income tax expense
Reclassified out of AOCI, net of tax	-	411	-	411	Net income
Employee benefit plans
Amortization of prior service cost	$55	$57	$114	$114	(1)
Amortization of net actuarial benefit cost	16	8	28	15	(1)
Reclassified out of AOCI, before tax	71	65	142	129	Income before income taxes
Income tax expense	15	24	30	48	Income tax expense
Reclassified out of AOCI, net of tax	56	41	112	81	Net income
Total reclassified out of AOCI, net of tax	$56	$452	$112	$492	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,170	$-	$1,170	$-
U.S. Treasury securities	49,808	-	49,808	-
Municipal securities	99,605	-	99,605	-
Single issue trust preferred securities	8,983	-	8,983	-
Mortgage-backed Agency securities	36,859	-	36,859	-
Total available-for-sale debt securities	196,425	-	196,425	-
Equity securities	55	55	-	-
Fair value loans	5,765	-	-	5,765
Deferred compensation assets	3,652	3,652	-	-
Derivative assets	99	-	99	-
Deferred compensation liabilities	3,652	3,652	-	-

	December 31, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$11,296	$-	$11,296	$-
U.S. Treasury securities	19,971	-	19,971	-
Municipal securities	103,648	-	103,648	-
Single issue trust preferred securities	8,884	-	8,884	-
Mortgage-backed Agency securities	21,726	-	21,726	-
Total available-for-sale debt securities	165,525	-	165,525	-
Equity securities	55	55	-	-
Fair value loans	5,739	-	5,739	-
Deferred compensation assets	4,002	4,002	-	-
Deferred compensation liabilities	4,002	4,002	-	-
Derivative liabilities	90	-	90	-

Beginning in 2018, the Company measured the fair value of loans held for investment using an exit price notion in according with the adoption of ASU 2016-01. Prior to 2018, loans held for investment were reported at fair value using discounted future cash flows that apply current interest rates for loans with similar terms and borrower credit quality. As a result of using the exit price, certain loans were transferred from Level 2 into Level 3 of the fair value hierarchy during the six months ended June 30, 2018. No transfers into or out of Level 3 of the fair value hierarchy occurred during the six months ended June 30, 2017.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,819	$-	$-	$5,819
OREO, non-covered	4,389	-	-	4,389
OREO, covered	32	-	-	32

	December 31, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,015	$-	$-	$5,015
OREO, non-covered	2,359	-	-	2,359
OREO, covered	105	-	-	105

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	June 30, 2018				December 31, 2017

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	7%	to	100%	(35%)	6%	to	79%	(34%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	100%	(31%)	8%	to	47%	(32%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	49%	to	49%	(49%)	0%	to	65%	(52%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$107,957	$107,957	$107,957	$-	$-
Debt securities available for sale	196,425	196,425	-	196,425	-
Debt securities held to maturity	25,082	24,980	-	24,980	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,779,448	1,740,502	-	-	1,740,502
FDIC indemnification asset	6,390	3,216	-	-	3,216
Interest receivable	5,580	5,580	-	5,580	-
Derivative financial assets	99	99	-	99	-
Deferred compensation assets	3,652	3,652	3,652	-	-

Liabilities
Time deposits	470,439	459,771	-	459,771	-
Securities sold under agreements to repurchase	27,869	27,978	-	27,978	-
Interest payable	1,089	1,089	-	1,089	-
FHLB and other borrowings	50,000	51,399	-	51,399	-
Deferred compensation liabilities	3,652	3,652	3,652	-	-

	December 31, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$157,951	$157,951	$157,951	$-	$-
Debt securities available for sale	165,525	165,525	-	165,525	-
Debt securities held to maturity	25,149	25,084	-	25,084	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,797,908	1,760,606	-	5,739	1,754,867
FDIC indemnification asset	7,161	3,927	-	-	3,927
Interest receivable	5,778	5,778	-	5,778	-
Deferred compensation assets	4,002	4,002	4,002	-	-

Liabilities
Demand deposits	454,143	454,143	-	454,143	-
Interest-bearing demand deposits	465,407	465,407	-	465,407	-
Savings deposits	512,795	512,795	-	512,795	-
Time deposits	497,546	490,628	-	490,628	-
Securities sold under agreements to repurchase	30,086	30,449	-	30,449	-
Interest payable	1,104	1,104	-	1,104	-
FHLB and other borrowings	50,000	52,702	-	52,702	-
Derivative financial liabilities	90	90	-	90	-
Deferred compensation liabilities	4,002	4,002	4,002	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2018	December 31, 2017
(Amounts in thousands)
Commitments to extend credit	$220,150	$243,147
Standby letters of credit and financial guarantees(1)	144,430	131,587
Total off-balance sheet risk	364,580	374,734

Reserve for unfunded commitments	$66	$66

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

Executive Overview

First Community Bancshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2018, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of June 30, 2018, full-time equivalent employees, calculated using the number of hours worked, totaled 532. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of June 30, 2018, the Trust Division and FCWM managed $969 million in combined assets under various fee-based arrangements as fiduciary or agent.

The Bank offers insurance products and services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). FCIS provides in-branch commercial and insurance services in West Virginia. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. As of June 30, 2018, FCIS operated 3 in-branch locations.

We had no acquisition and divestiture activity during the six months ended June 30, 2018, or year ended December 31, 2017.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2017 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2017 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2018, and financial condition as of June 30, 2018, include the following:

●

Pre-tax income increased $2.19 million, or 23.34%, to $11.57 million and net income increased $2.65 million, or 41.26%, to $9.07 million in the second quarter of 2018 compared to the same quarter of 2017.

●

Diluted earnings per share increased $0.16, or 42.11%, to $0.54 and core diluted earnings per share increased $0.17, or 44.74%, to $0.55 in the second quarter of 2018 compared to the same quarter of 2017.

●	Return on average assets improved 45 basis points to 1.53% and return on average equity improved 327 basis points to 10.68% in the second quarter of 2018 compared to the same quarter of 2017.
●	Net interest margin decreased 2 basis points to 4.30%, while the normalized net interest margin increased 5 basis points to 4.04% in the second quarter of 2018 compared to the same quarter of 2017.
●

The Company repurchased 286,940 common shares during the second quarter of 2018. Year to date, the Company has repurchased 474,240 common shares for $14.72 million compared to 10,602 shares during the same period of 2017.

●	The Company and its subsidiary bank both significantly exceed regulatory “well capitalized” targets as of June 30, 2018.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
(Amounts in thousands, except per share	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
data)
Net income	$9,066	$6,418	$2,648	41.26%	$17,934	$12,620	$5,314	42.11%

Basic earnings per common share	0.54	0.38	0.17	43.99%	1.06	0.74	0.31	42.31%
Diluted earnings per common share	0.54	0.38	0.16	43.73%	1.06	0.74	0.32	43.48%

Return on average assets	1.53%	1.08%	0.45%	41.67%	1.53%	1.07%	0.46%	42.99%
Return on average common equity	10.68%	7.41%	3.27%	44.13%	10.49%	7.38%	3.11%	42.14%

Three-Month Comparison. Net income increased in the second quarter of 2018 due to increases in noninterest and net interest income and a decrease in income tax. These changes were offset by a slight increase in noninterest expense.

Six-Month Comparison. Net income increased in the first six months of 2018 due to increases in noninterest and net interest income and a decrease in income tax. These changes were offset by a slight increase in noninterest expense.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended June 30,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(2)	Rate(2)
Assets
Earning assets
Loans(3)	$1,795,094	$22,495	5.03%	$1,843,441	$22,986	5.00%
Securities available for sale	190,605	1,641	3.45%	167,869	1,455	3.48%
Securities held to maturity	25,098	104	1.66%	34,664	125	1.45%
Interest-bearing deposits	109,349	514	1.89%	68,455	221	1.29%
Total earning assets	2,120,146	24,754	4.68%	2,114,429	24,787	4.70%
Other assets	252,843			263,767
Total assets	$2,372,989			$2,378,196

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$484,776	$104	0.09%	$387,113	$60	0.06%
Savings deposits	518,055	83	0.06%	525,808	85	0.06%
Time deposits	477,691	1,140	0.96%	514,527	1,088	0.85%
Total interest-bearing deposits	1,480,522	1,327	0.36%	1,427,448	1,233	0.35%
Borrowings
Federal funds purchased	-	-	-	5	-	0.00%
Retail repurchase agreements	3,615	1	0.11%	60,809	10	0.07%
Wholesale repurchase agreements	25,000	201	3.22%	25,000	201	3.22%
FHLB advances and other borrowings	50,000	506	4.06%	55,635	567	4.09%
Total borrowings	78,615	708	3.61%	141,449	778	2.21%
Total interest-bearing liabilities	1,559,137	2,035	0.52%	1,568,897	2,011	0.51%
Noninterest-bearing demand deposits	447,048			441,547
Other liabilities	26,222			20,197
Total liabilities	2,032,407			2,030,641
Stockholders' equity	340,582			347,555
Total liabilities and stockholders' equity	$2,372,989			$2,378,196
Net interest income, FTE		$22,719			$22,776
Net interest rate spread			4.16%			4.19%
Net interest margin			4.30%			4.32%

(1)	FTE basis based on the federal statutory rate of 21%
(2)	FTE basis based on the federal statutory rate of 35%
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Six Months Ended June 30,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(2)	Rate(2)
Assets
Earning assets
Loans(3)	$1,800,438	$45,322	5.08%	$1,841,152	$44,880	4.92%
Securities available for sale	177,897	3,025	3.43%	164,820	2,939	3.60%
Securities held to maturity	25,115	209	1.68%	40,854	276	1.36%
Interest-bearing deposits	113,627	985	1.75%	62,140	380	1.23%
Total earning assets	2,117,077	49,541	4.72%	2,108,966	48,475	4.64%
Other assets	252,592			267,163
Total assets	$2,369,669			$2,376,129

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$473,819	$167	0.07%	$384,098	$114	0.06%
Savings deposits	518,306	165	0.06%	525,691	169	0.06%
Time deposits	485,574	2,246	0.93%	515,014	2,116	0.83%
Total interest-bearing deposits	1,477,699	2,578	0.35%	1,424,803	2,399	0.34%
Borrowings
Federal funds purchased	-	-	-	3	-	0.00%
Retail repurchase agreements	4,031	2	0.10%	63,861	21	0.07%
Wholesale repurchase agreements	25,000	400	3.23%	25,000	399	3.22%
FHLB advances and other borrowings	50,000	1,006	4.06%	61,096	1,243	4.10%
Total borrowings	79,031	1,408	3.59%	149,960	1,663	2.24%
Total interest-bearing liabilities	1,556,730	3,986	0.52%	1,574,763	4,062	0.52%
Noninterest-bearing demand deposits	439,867			433,588
Other liabilities	28,168			22,822
Total liabilities	2,024,765			2,031,173
Stockholders' equity	344,904			344,956
Total liabilities and stockholders' equity	$2,369,669			$2,376,129
Net interest income, FTE		$45,555			$44,413
Net interest rate spread			4.20%			4.12%
Net interest margin			4.34%			4.25%

(1)	FTE basis based on the federal statutory rate of 21%
(2)	FTE basis based on the federal statutory rate of 35%
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2018 Compared to 2017				June 30, 2018 Compared to 2017
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans(2)	$(1,199)	$228	$480	$(491)	$(992)	$1,467	$(33)	$442
Securities available-for-sale	392	(19)	(187)	186	233	(136)	(11)	86
Securities held-to-maturity	(69)	37	11	(21)	(106)	64	(25)	(67)
Interest-bearing deposits with other banks	263	200	(170)	293	315	159	131	605
Total interest earning assets	(613)	446	134	(33)	(550)	1,554	62	1,066

Interest paid on(1)
Demand deposits	30	46	(32)	44	27	21	5	53
Savings deposits	(2)	(2)	2	(2)	(2)	(2)	-	(4)
Time deposits	(155)	278	(71)	52	(121)	266	(15)	130
Retail repurchase agreements	(19)	14	(4)	(9)	(20)	11	(10)	(19)
Wholesale repurchase agreements	-	-	-	-	-	1	-	1
FHLB advances and other borrowings	(114)	(8)	61	(61)	(226)	(14)	3	(237)
Total interest-bearing liabilities	(260)	328	(44)	24	(342)	283	(17)	(76)

Change in net interest income(1)	$(353)	$118	$178	$(57)	$(208)	$1,271	$79	$1,142

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following tables present the net interest analysis on a FTE basis excluding the impact of non-cash purchase accounting accretion from acquired loan portfolios for the periods indicated:

	Three Months Ended June 30,
	2018		2017
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(2)	Average Yield/ Rate(2)
Earning assets
Loans(3)	$22,495	5.03%	$22,986	5.00%
Accretion income	1,827		2,534
Less: cash accretion income	468		788
Non-cash accretion income	1,359		1,746
Loans, normalized(4)	21,136	4.72%	21,240	4.62%
Other earning assets	2,259	2.79%	1,801	2.67%
Total earning assets	23,395	4.43%	23,041	4.37%
Total interest-bearing liabilities	2,035	0.52%	2,011	0.51%
Net interest income, FTE(4)	$21,360		$21,030
Net interest rate spread, normalized(4)		3.90%		3.86%
Net interest margin, normalized(4)		4.04%		3.99%

(1)	FTE basis based on the federal statutory rate of 21%
(2)	FTE basis based on the federal statutory rate of 35%
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(4)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

	Six Months Ended June 30,
	2018		2017
(Amounts in thousands)	Interest(1)	Average Yield/ Rate(1)	Interest(2)	Average Yield/ Rate(2)
Earning assets
Loans(3)	$45,322	5.08%	$44,880	4.92%
Accretion income	4,151		4,318
Less: cash accretion income	947		1,438
Non-cash accretion income	3,204		2,880
Loans, normalized(4)	42,118	4.72%	42,000	4.60%
Other earning assets	4,219	2.69%	3,595	2.71%
Total earning assets	46,337	4.41%	45,595	4.36%
Total interest-bearing liabilities	3,986	0.52%	4,062	0.53%
Net interest income, FTE(4)	$42,351		$41,533
Net interest rate spread, normalized(4)		3.90%		3.83%
Net interest margin, normalized(4)		4.03%		3.97%

(1)	FTE basis based on the federal statutory rate of 21%
(2)	FTE basis based on the federal statutory rate of 35%
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(4)	Normalized totals are non-GAAP financial measures that exclude non-cash loan interest accretion related to PCI loans.

Three-Month Comparison. Net interest income comprised 76.04% of total net interest and noninterest income in the second quarter of 2018 compared to 81.52% in the same quarter of 2017. Net interest income on a GAAP basis decreased $32 thousand, or 0.41%, and net interest income on a FTE basis decreased $57 thousand, or 0.25%. Normalized net interest income on a FTE basis is a non-GAAP measure that excludes non-cash loan accretion income related to PCI loans. For additional information, see “Non-GAAP Financial Measures” below. Normalized net interest margin increased 5 basis points compared to a decrease of 2 basis points on a FTE basis. Normalized net interest spread increased 4 basis points compared to a decrease of 3 basis points on a FTE basis.

Average earning assets increased $5.72 million, or 0.27%, primarily due to increases in interest-bearing deposits and available-for-sale securities offset by decreases in loans. The normalized yield on earning assets increased 6 basis points compared to a decrease of 2 basis points on a GAAP basis. Average loans decreased $48.35 million, or 2.62%, and the average loan to deposit ratio decreased to 93.13% from 98.63%. The normalized yield on loans increased 10 basis points compared to an increase of 3 basis points on a GAAP basis. Non-cash accretion income decreased $387 thousand, or 22.16%, as the effect of accretion income continued to decline from acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $9.76 million, or 0.62%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities increased 1 basis point. Average borrowings decreased $62.83 million, or 44.42%, largely due to a $57.19 million, or 94.06%, decrease in average retail repurchase agreements and a $5.64 million, or 10.13%, decrease in average FHLB advances. Average interest-bearing deposits increased $53.07 million, or 3.72%, which was driven by a $97.66 million, or 25.23%, increase in average interest-bearing demand deposits offset by a $36.84 million, or 7.16%, decrease in average time deposits, and a $7.75 million, or 1.47%, decrease in average savings deposits, which include money market and savings accounts.

Six-Month Comparison. Net interest income comprised 76.61% of total net interest and noninterest income in the first six months of 2018 compared to 80.73% in the same period of 2017. Net interest income on a GAAP basis increased $1.21 million, or 2.78%, and net interest income on a FTE basis increased $1.14 million, or 2.57%. Normalized net interest margin increased 6 basis points compared to an increase of 9 basis points on a FTE basis. Normalized net interest spread increased 6 basis points compared to an increase of 7 basis points on a FTE basis.

Average earning assets increased $8.11 million, or 0.38%, primarily due to an increase in interest-bearing deposits offset by decreases in loans. The normalized yield on earning assets increased 5 basis points compared to an increase of 8 basis points on a GAAP basis. Average loans decreased $40.71 million, or 2.21%, and the average loan to deposit ratio decreased to 93.89% from 99.07%. The normalized yield on loans increased 12 basis points compared to an increase of 16 basis points on a GAAP basis. Non-cash accretion income increased $324 thousand, or 11.25%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $18.03 million, or 1.15%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities remained constant at 0.52%. Average borrowings decreased $70.93 million, or 47.30%, largely due to a $59.83 million, or 93.69%, decrease in average retail repurchase agreements and an $11.10 million, or 18.16%, decrease in average FHLB advances. Average interest-bearing deposits increased $52.90 million, or 3.71%, which was driven by an $89.72 million, or 23.36%, increase in average interest-bearing demand deposits offset by a $29.44 million, or 5.72%, decrease in average time deposits, and a $7.39 million, or 1.40%, decrease in average savings deposits, which include money market and savings accounts.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations decreased $439 thousand, or 47.00%, to $495 thousand in the second quarter of 2018 compared to the same quarter of 2017, which was attributed to the non-PCI provision. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Six-Month Comparison. The provision charged to operations decreased $436 thousand, or 30.58%, to $990 thousand in the first six months of 2018 compared to the same period of 2017, which was attributed to the non-PCI provision.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$823	$791	$32	4.05%	$1,617	$1,581	$36	2.28%
Service charges on deposits	3,612	3,360	252	7.50%	7,080	6,473	607	9.38%
Other service charges and fees	1,991	1,748	243	13.90%	3,791	3,447	344	9.98%
Insurance commissions	338	325	13	4.00%	667	698	(31)	-4.44%
Net loss on sale of securities	-	(657)	657	-100.00%	-	(657)	657	-100.00%
Net FDIC indemnification asset amortization	(575)	(1,586)	1,011	-63.75%	(957)	(2,918)	1,961	-67.20%
Other operating income	827	1,074	(247)	-23.00%	1,429	1,743	(314)	-18.01%
Total noninterest income	$7,016	$5,055	$1,961	38.79%	$13,627	$10,367	$3,260	31.45%

Three-Month Comparison. Noninterest income comprised 23.96% of total net interest and noninterest income in the second quarter of 2018 compared to 18.48% in the same quarter of 2017. Noninterest income increased $1.96 million, or 38.79%, primarily due to the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage expired June 30, 2017, for commercial loans. Service charges on deposits and other service charges and fees increased $495 thousand, or 9.69%, primarily from increases in checking account fees and net interchange income. Other service charges and fees included a $163 thousand, or 12.49%, increase in net interchange income. Other operating income decreased primarily due to the recognition of $459 thousand in death proceeds from bank owned life insurance in the second quarter of 2017. Excluding the impact from sales of securities, net FDIC indemnification asset amortization, and bank owned life insurance proceeds, noninterest income increased $752 thousand, or 11.00%, to $7.59 million in the second quarter of 2018, from $6.84 million in the same quarter of 2017.

Six-Month Comparison. Noninterest income comprised 23.39% of total net interest and noninterest income in the first six months of 2018 compared to 19.27% in the same period of 2017. Noninterest income increased $3.26 million, or 31.45%, primarily due to the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage expired June 30, 2017, for commercial loans. Service charges on deposits and other service charges and fees increased $951 thousand, or 9.59%, primarily from increases in checking account fees and net interchange income. Other service charges and fees included a $270 thousand, or 10.69%, increase in net interchange income. Other operating income decreased primarily due to the recognition of $459 thousand in death proceeds from bank owned life insurance in the first six months of 2017. Excluding the impact from sales of securities, net FDIC indemnification asset amortization, and bank owned life insurance proceeds, noninterest income increased $1.10 million, or 8.17%, to $14.58 million in the first six months of 2018, from $13.48 million in the same period of 2017.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$8,993	$9,022	$(29)	-0.32%	$18,434	$17,770	$664	3.74%
Occupancy expense	1,083	1,341	(258)	-19.24%	2,333	2,589	(256)	-9.89%
Furniture and equipment expense	945	1,087	(142)	-13.06%	1,991	2,178	(187)	-8.59%
Service fees	851	1,095	(244)	-22.28%	1,679	1,940	(261)	-13.45%
Advertising and public relations	461	544	(83)	-15.26%	983	1,149	(166)	-14.45%
Professional fees	430	817	(387)	-47.37%	737	1,639	(902)	-55.03%
Amortization of intangibles	263	263	-	0.00%	524	524	-	0.00%
FDIC premiums and assessments	252	227	25	11.01%	463	471	(8)	-1.70%
Other operating expense	3,939	2,642	1,297	49.09%	7,132	5,482	1,650	30.10%
Total noninterest expense	$17,217	$17,038	$179	1.05%	$34,276	$33,742	$534	1.58%

Three-Month Comparison. Noninterest expense increased $179 thousand, or 1.05%, in the second quarter of 2018 compared to the same quarter of 2017, which was largely due to an increase in other operating expense, which included a $400 thousand increase in property write-downs and a $529 thousand increase in the net loss on sales and expenses related to other real estate owned (“OREO”) to $742 thousand from $213 thousand in the second quarter of 2017. Professional fees decreased largely due to a reduction in legal fees.

Six-Month Comparison. Noninterest expense increased $534 thousand, or 1.58%, in the first six months of 2018 compared to the same period of 2017, which was largely due to an increase in other operating expense and salaries and employee benefits. Other operating expense included a $910 thousand increase in property write-downs and a $372 thousand increase in the net loss on sales and expenses related to OREO to $913 thousand in the first six months of 2018 from $541 thousand in the first six months of 2017. Professional fees decreased largely due to a reduction in legal fees.

Income Tax Expense

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. The Tax Cuts and Jobs Act (“Tax Reform Act”) enacted on December 22, 2017, reduced our federal statutory income tax rate from 35% to 21% beginning January 1, 2018. Income tax expense decreased $459 thousand, or 15.51%, and the effective tax rate decreased to 21.62% in the second quarter of 2018 from 31.56% in the same quarter of 2017 primarily due to the Tax Reform Act.

Six-Month Comparison. Income tax expense decreased $946 thousand, or 15.73%, and the effective tax rate decreased to 22.03% in the second quarter of 2018 from 32.27% in the same quarter of 2017 primarily due to the Tax Reform Act.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
(Amounts in thousands)
Net interest income, GAAP	$22,262	$22,294	$44,641	$43,435
FTE adjustment(1)	457	482	914	978
Net interest income, FTE	22,719	22,776	45,555	44,413
Less: non-cash accretion income(2)	1,359	1,746	3,204	2,880
Net interest income, normalized	$21,360	$21,030	$42,351	$41,533

Net interest margin, GAAP	4.22%	4.23%	4.25%	4.15%
FTE adjustment(1)	0.08%	0.09%	0.09%	0.10%
Net interest margin, FTE	4.30%	4.32%	4.34%	4.25%
Less: non-cash accretion income(2)	0.26%	0.33%	0.31%	0.28%
Net interest margin, normalized	4.04%	3.99%	4.03%	3.97%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Non-cash purchase accounting accretion income from acquired loan portfolios

Financial Condition

Total assets as of June 30, 2018, decreased $40.34 million, or 1.69%, to $2.35 billion from $2.39 billion as of December 31, 2017. Total liabilities as of June 30, 2018, decreased $28.75 million, or 1.41%, to $2.01 billion from $2.04 billion as of December 31, 2017.

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

Available-for-sale debt securities as of June 30, 2018, increased $30.90 million, or 18.67%, compared to December 31, 2017, primarily due to the purchase of U.S. Treasury securities offset by the maturity of certain U.S. Agency securities. The market value of debt securities available for sale as a percentage of amortized cost was 99.39% as of June 30, 2018, compared to 100.75% as of December 31, 2017. Held-to-maturity debt securities as of June 30, 2018, decreased $67 thousand, or 0.27%, compared to December 31, 2017, primarily due to an increase in net unrealized losses. The market value of debt securities held to maturity as a percentage of amortized cost was 99.59% as of June 30, 2018, compared to 99.74% as of December 31, 2017.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three months ended June 30, 2018 or 2017. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of June 30, 2018, decreased $18.15 million, or 1.01%, compared to December 31, 2017, primarily due to a $13.12 million, or 0.73%, decrease in non-covered loans, which was driven by declines in owner occupied construction, multi-family residential, and commercial construction segments. Covered loans decreased $5.03 million, or 17.99%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$57,986	3.22%	$60,017	3.30%	$58,869	3.20%
Commercial and industrial	96,614	5.37%	92,188	5.07%	89,455	4.86%
Multi-family residential	110,067	6.12%	125,202	6.89%	141,228	7.67%
Single family non-owner occupied	142,076	7.90%	141,670	7.80%	142,150	7.72%
Non-farm, non-residential	624,999	34.74%	616,633	33.93%	603,272	32.75%
Agricultural	8,895	0.49%	7,035	0.39%	6,086	0.33%
Farmland	22,055	1.23%	25,649	1.41%	28,600	1.55%
Total commercial loans	1,062,692	59.07%	1,068,394	58.79%	1,069,660	58.08%
Consumer real estate loans
Home equity lines	100,194	5.57%	103,205	5.68%	102,460	5.56%
Single family owner occupied	517,058	28.74%	502,686	27.66%	500,582	27.17%
Owner occupied construction	22,647	1.26%	39,178	2.16%	46,874	2.54%
Total consumer real estate loans	639,899	35.57%	645,069	35.50%	649,916	35.27%
Consumer and other loans
Consumer loans	68,885	3.83%	70,772	3.89%	72,391	3.93%
Other	4,636	0.26%	5,001	0.28%	4,296	0.23%
Total consumer and other loans	73,521	4.09%	75,773	4.17%	76,687	4.16%
Total non-covered loans	1,776,112	98.73%	1,789,236	98.46%	1,796,263	97.51%
Total covered loans	22,919	1.27%	27,948	1.54%	45,845	2.49%
Total loans held for investment, net of unearned income	1,799,031	100.00%	1,817,184	100.00%	1,842,108	100.00%
Less: allowance for loan losses	19,583		19,276		18,886
Total loans held for investment, net of unearned income and allowance	$1,779,448		$1,797,908		$1,823,222

The following table presents covered loans, by loan class, as of the dates indicated:

	June 30, 2018		December 31, 2017		June 30, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$35	0.15%	$39	0.14%	$3,560	7.77%
Commercial and industrial	-	0.00%	-	0.00%	603	1.32%
Single family non-owner occupied	252	1.10%	284	1.02%	1,020	2.22%
Non-farm, non-residential	8	0.04%	9	0.03%	3,768	8.22%
Agricultural	-	0.00%	-	0.00%	24	0.05%
Farmland	-	0.00%	-	0.00%	376	0.82%
Total commercial loans	295	1.29%	332	1.19%	9,351	20.40%
Consumer real estate loans
Home equity lines	19,151	83.56%	23,720	84.87%	30,818	67.22%
Single family owner occupied	3,473	15.15%	3,896	13.94%	5,676	12.38%
Total consumer real estate loans	22,624	98.71%	27,616	98.81%	36,494	79.60%
Total covered loans	$22,919	100.00%	$27,948	100.00%	$45,845	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2018	December 31, 2017	June 30, 2017
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$21,467	$18,997	$20,146
Accruing loans past due 90 days or more	-	1	-
TDRs(1)	289	120	100
Total nonperforming loans	21,756	19,118	20,246
Non-covered OREO	4,805	2,409	3,914
Total non-covered nonperforming assets	$26,561	$21,527	$24,160

Covered nonperforming
Nonaccrual loans	$509	$342	$446
Total nonperforming loans	509	342	446
Covered OREO	44	105	124
Total covered nonperforming assets	$553	$447	$570

Total nonperforming
Nonaccrual loans	$21,976	$19,339	$20,592
Accruing loans past due 90 days or more	-	1	-
TDRs(1)	289	120	100
Total nonperforming loans	22,265	19,460	20,692
OREO	4,849	2,514	4,038
Total nonperforming assets	$27,114	$21,974	$24,730

Additional Information
Performing TDRs(2)	$6,691	$7,614	$8,485
Total TDRs(3)	6,980	7,734	8,585

Non-covered ratios
Nonperforming loans to total loans	1.22%	1.07%	1.13%
Nonperforming assets to total assets	1.14%	0.91%	1.04%
Non-PCI allowance to nonperforming loans	90.01%	100.83%	93.24%
Non-PCI allowance to total loans	1.10%	1.08%	1.05%

Total ratios
Nonperforming loans to total loans	1.24%	1.07%	1.12%
Nonperforming assets to total assets	1.15%	0.92%	1.04%
Allowance for loan losses to nonperforming loans	87.95%	99.05%	91.27%
Allowance for loan losses to total loans	1.09%	1.06%	1.03%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $82 thousand, $169 thousand, and $82 thousand for the periods ended June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.93 million, $1.76 million, and $1.51 million for the periods ended June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $2.01 million, $1.93 million, and $1.59 million for the periods ended June 30, 2018, December 31, 2017, and June 30, 2017, respectively.

Non-covered nonperforming assets as of June 30, 2018, increased $5.03 million, or 23.38%, from December 31, 2017, primarily due to an increase in non-covered nonaccrual loans and non-covered OREO. Non-covered nonaccrual loans as of June 30, 2018, increased $2.47 million, or 13.00%, from December 31, 2017. As of June 30, 2018, non-covered nonaccrual loans were largely attributed to single family owner occupied (57.84%) and non-farm, non-residential (21.73%) loans. As of June 30, 2018, approximately $1.38 million, or 6.41%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $29.44 million as of June 30, 2018, a decrease of $1.27 million, or 4.13%, compared to $30.71 million as of December 31, 2017. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.66% as of June 30, 2018, which includes past due loans (0.45%) and nonaccrual loans (1.21%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2018, decreased $754 thousand, or 9.75%, to $6.98 million from December 31, 2017. Nonperforming accruing TDRs as of June 30, 2018, increased $169 thousand to $289 thousand compared to December 31, 2017. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 4.14% as of June 30, 2018, compared to 1.55% as of December 31, 2017. Specific reserves on TDRs totaled $581 thousand as of June 30, 2018, compared to $642 thousand as of December 31, 2017.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $891 thousand, or 22.76%, as of June 30, 2018, compared to December 31, 2017. Non-covered OREO consisted of 18 properties with an average holding period of 8 months as of June 30, 2018. The net loss on the sale of OREO totaled $671 thousand for the three months ended June 30, 2018, compared to $181 thousand for the same period of the prior year and $774 thousand for the six months ended June 30, 2018, compared to $422 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2018			2017
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$2,409	$105	$2,514	$5,109	$276	$5,385
Additions	3,928	-	3,928	749	26	775
Disposals	(983)	(55)	(1,038)	(1,710)	(204)	(1,914)
Valuation adjustments	(549)	(6)	(555)	(234)	26	(208)
Ending balance	$4,805	$44	$4,849	$3,914	$124	$4,038

 Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of June 30, 2018, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of June 30, 2018; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of June 30, 2018, increased $307 thousand, or 1.59%, from December 31, 2017. The increase was largely attributed to a $521 thousand increase in specific reserves on impaired loans. The non-PCI allowance as a percent of non-covered loans totaled 1.10% as of June 30, 2018, compared to 1.08% as of December 31, 2017. PCI loans were aggregated into five loan pools as of June 30, 2018, and December 31, 2017: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of June 30, 2018, or December 31, 2017. Net charge-offs decreased $94 thousand, or 18.58%, for the three months ended June 30, 2018, compared to the same period of the prior year, largely due to an increase in charge-offs in the consumer loan segments. Net charge-offs increased $195 thousand, or 39.96%, for the six months ended June 30, 2018, compared to the same period of the prior year, largely due to an increase in charge-offs in the commercial and consumer loan segments.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Three Months Ended June 30,
	2018			2017
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$19,500	$-	$19,500	$18,446	$12	$18,458
Provision for (recovery of) loan losses charged to operations	495	-	495	938	(4)	934
Charge-offs	(750)	-	(750)	(902)	-	(902)
Recoveries	338	-	338	396	-	396
Net charge-offs	(412)	-	(412)	(506)	-	(506)
Ending balance	$19,583	$-	$19,583	$18,878	$8	$18,886

	Six Months Ended June 30,
	2018			2017
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$19,276	$-	$19,276	$17,936	$12	$17,948
Provision for (recovery of) loan losses charged to operations	990	-	990	1,430	(4)	1,426
Charge-offs	(1,448)	-	(1,448)	(1,259)	-	(1,259)
Recoveries	765	-	765	771	-	771
Net charge-offs	(683)	-	(683)	(488)	-	(488)
Ending balance	$19,583	$-	$19,583	$18,878	$8	$18,886

Deposits

Total deposits as of June 30, 2018, decreased $25.15 million, or 1.30%, compared to December 31, 2017. Time deposits, which include certificates of deposit and individual retirement accounts, decreased $27.11 million; savings deposits, which include money market accounts and savings accounts, decreased $3.68 million; and interest-bearing demand deposits decreased $3.07 million while noninterest-bearing demand deposits increased $8.71 million as of June 30, 2018, compared to December 31, 2017.

Borrowings

Total borrowings as of June 30, 2018, decreased $2.22 million, or 2.77%, compared to December 31, 2017 due to short-term borrowings. Short-term borrowings consisted of retail repurchase agreements, which decreased $2.22 million, or 43.59%, while the weighted average rate decreased 1 basis point to 0.06% as of June 30, 2018, compared to December 31, 2017.

Long-term borrowings consisted of a wholesale repurchase agreement and a convertible FHLB advance as of June 30, 2018. The wholesale repurchase agreement totaled $25.00 million with a weighted average contractual rate of 3.18% as of June 30, 2018, and December 31, 2017. Long-term FHLB borrowings totaled $50.00 million with a weighted average contractual rate of 4.00% as of June 30, 2018, and December 31, 2017.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2018, the Company’s cash reserves totaled $22.14 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of June 30, 2018. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2018, our unencumbered cash totaled $107.96 million, unused borrowing capacity from the FHLB totaled $371.96 million, available credit from the FRB Discount Window totaled $6.15 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $148.67 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Six Months Ended June 30,
	2018	2017
(Amounts in thousands)
Net cash provided by operating activities	$21,142	$14,378
Net cash (used in) provided by investing activities	(15,010)	48,430
Net cash used in financing activities	(56,126)	(32,316)
Net (decrease) increase in cash and cash equivalents	(49,994)	30,492
Cash and cash equivalents, beginning balance	157,951	76,307
Cash and cash equivalents, ending balance	$107,957	$106,799

Cash and cash equivalents decreased $49.99 million for the six months ended June 30, 2018, compared to an increase of $30.49 million for the same period of the prior year primarily due to a $63.44 million reduction in net cash provided by investing activities from the purchase of available-for-sale securities. Net cash used in financing activities increased $23.81 million largely due to a net decrease in deposit accounts and an increase in cash dividends offset by the absence of repayments of FHLB and other borrowings that occurred in 2017. Net cash provided by operating activities increased $6.76 million primarily due to an increase in net income and a decrease in other operating activities.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2018, decreased $11.59 million, or 3.31%, to $339.12 million from $350.71 million as of December 31, 2017. The change in stockholders’ equity was largely due to the repurchase of 474,240 shares of our common stock totaling $14.72 million and dividends declared on our common stock of $14.20 million, which includes a one-time special dividend totaling $8.13 million, offset by net income of $17.93 million. Accumulated other comprehensive loss increased $1.75 million to $2.59 million as of June 30, 2018, compared to December 31, 2017, primarily due to net unrealized losses on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. Our book value per common share decreased $0.17, or 0.82%, to $20.46 as of June 30, 2018, from $20.63 as of December 31, 2017.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2017 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2018		December 31, 2017
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.75%	12.09%	13.98%	12.47%
Tier 1 risk-based capital ratio	13.75%	12.09%	13.98%	12.47%
Total risk-based capital ratio	14.88%	13.21%	15.06%	13.55%
Tier 1 leverage ratio	10.58%	9.28%	11.06%	9.84%

Our risk-based capital ratios as of June 30, 2018, decreased from December 31, 2017, due to a decrease in Tier 1 and total risk-based capital. As of June 30, 2018, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of June 30, 2018.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2018	December 31, 2017
(Amounts in thousands)
Commitments to extend credit	$220,150	$243,147
Financial letters of credit	600	250
Performance letters of credit(1)	143,830	131,337
Total off-balance sheet risk	$364,580	$374,734

Reserve for unfunded commitments	$66	$66

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

During the second quarter of 2018, the Federal Open Market Committee increased the benchmark federal funds rate to a range of 175 to 200 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	June 30, 2018		December 31, 2017
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$661	0.8%	$3,759	4.3%
200	677	0.8%	2,756	3.2%
100	482	0.6%	1,535	1.8%
(100)	(3,982)	-4.5%	(4,405)	-5.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of June 30, 2018, exposure to interest rate risk is within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of June 30, 2018, we maintained interest rate swap agreements with notional amounts totaling $5.65 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair values of the swap agreements, which are accounted for as fair value hedges, were recorded as a derivative asset totaling $99 thousand as of June 30, 2018, and a derivative liability totaling $90 thousand as of December 31, 2017. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 286,940 shares of our common stock during the second quarter of 2018 compared to 3,802 shares during the same quarter of 2017 and 474,240 shares during the first six months of 2018 compared to 10,602 shares during the same period of 2017.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

April 1-30, 2018	81,630	$30.49	81,630	389,294
May 1-30, 2018	152,120	32.69	152,120	237,187
June 1-30, 2018	53,190	34.44	53,190	1,792,568
Total	286,940	$32.39	286,940

(1)

On June 27, 2018, our Board of Directors increased the number of shares authorized under the stock repurchase plan by 1,600,000 shares. Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 6,600,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,807,432 shares in treasury as of June 30, 2018.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of August, 2018.

First Community Bancshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)