Form 10-Q
period 2018-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2018-11-02
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-19297

FIRST COMMUNITY BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia	55-0694814
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

P.O. Box 989 Bluefield, Virginia	24605-0989
(Address of principal executive offices)	(Zip Code)

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
☐ Yes ☑ No

As of October 26, 2018, there were 16,285,370 shares outstanding of the registrant’s Common Stock, $1.00 par value.

FIRST COMMUNITY BANKSHARES, INC.
FORM 10-Q
INDEX

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

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$44,719	$37,115
Federal funds sold	27,965	119,891
Interest-bearing deposits in banks	995	945
Total cash and cash equivalents	73,679	157,951
Debt securities available for sale	163,593	165,525
Debt securities held to maturity	25,047	25,149
Loans held for investment, net of unearned income (including covered loans of $20,483 and $27,948)	1,790,909	1,817,184
Allowance for loan losses	(18,256)	(19,276)
Loans held for investment, net	1,772,653	1,797,908
FDIC indemnification asset	5,653	7,161
Premises and equipment, net	45,537	48,126
Other real estate owned (including covered OREO of $44 and $105)	4,798	2,514
Interest receivable	5,374	5,778
Goodwill	94,287	95,779
Other intangible assets	5,366	6,151
Other assets	73,701	76,418
Total assets	$2,269,688	$2,388,460

Liabilities
Deposits
Noninterest-bearing	$463,945	$454,143
Interest-bearing	1,411,906	1,475,748
Total deposits	1,875,851	1,929,891
Securities sold under agreements to repurchase	30,151	30,086
FHLB borrowings	-	50,000
Interest, taxes, and other liabilities	25,284	27,769
Total liabilities	1,931,286	2,037,746

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 21,381,779 shares issued at September 30, 2018, and December 31, 2017; 4,991,277 and 4,383,553 shares in treasury at September 30, 2018, and December 31, 2017, respectively	21,382	21,382
Additional paid-in capital	229,182	228,750
Retained earnings	189,902	180,543
Treasury stock, at cost	(99,247)	(79,121)
Accumulated other comprehensive loss	(2,817)	(840)
Total stockholders' equity	338,402	350,714
Total liabilities and stockholders' equity	$2,269,688	$2,388,460

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2018	2017	2018	2017
Interest income
Interest and fees on loans	$22,556	$22,694	$67,733	$67,435
Interest on securities -- taxable	666	341	1,704	1,157
Interest on securities -- tax-exempt	706	739	2,133	2,299
Interest on deposits in banks	358	275	1,343	655
Total interest income	24,286	24,049	72,913	71,546
Interest expense
Interest on deposits	1,269	1,275	3,847	3,674
Interest on short-term borrowings	204	213	606	634
Interest on long-term debt	488	511	1,494	1,753
Total interest expense	1,961	1,999	5,947	6,061
Net interest income	22,325	22,050	66,966	65,485
Provision for loan losses	495	730	1,485	2,156
Net interest income after provision for loan losses	21,830	21,320	65,481	63,329
Noninterest income
Wealth management	791	758	2,408	2,339
Service charges on deposits	3,803	3,605	10,883	10,078
Other service charges and fees	1,925	1,709	5,716	5,156
Insurance commissions	299	306	966	1,004
Net loss on sale of securities	(618)	-	(618)	(657)
Net FDIC indemnification asset amortization	(645)	(268)	(1,602)	(3,186)
Other operating income	964	593	2,393	2,336
Total noninterest income	6,519	6,703	20,146	17,070
Noninterest expense
Salaries and employee benefits	8,983	9,001	27,417	26,771
Occupancy expense	1,075	1,082	3,408	3,671
Furniture and equipment expense	985	1,133	2,976	3,311
Service fees	1,134	705	2,813	2,645
Advertising and public relations	478	551	1,461	1,700
Professional fees	337	339	1,074	1,978
Amortization of intangibles	261	266	785	790
FDIC premiums and assessments	234	227	697	698
Loss on extinguishment of debt	1,096	-	1,096	-
Goodwill impairment	1,492	-	1,492	-
Other operating expense	2,056	3,173	9,188	8,655
Total noninterest expense	18,131	16,477	52,407	50,219
Income before income taxes	10,218	11,546	33,220	30,180
Income tax expense	1,118	3,894	6,186	9,908
Net income	9,100	7,652	27,034	20,272

Earnings per common share
Basic	$0.55	$0.45	$1.62	$1.19
Diluted	0.55	0.45	1.61	1.19
Cash dividends per common share	0.21	0.18	1.05	0.50
Weighted average shares outstanding
Basic	16,512,823	17,005,654	16,717,704	17,005,350
Diluted	16,612,416	17,082,729	16,810,425	17,076,958

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(Amounts in thousands)
Net income	$9,100	$7,652	$27,034	$20,272
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	(983)	(169)	(3,426)	2,127
Reclassification adjustment for net losses recognized in net income	618	-	618	657
Net unrealized (losses) gains on available-for-sale debt securities	(365)	(169)	(2,808)	2,784
Employee benefit plans:
Net actuarial (loss) gain	(1)	(1)	91	133
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	72	65	214	194
Net unrealized gains on employee benefit plans	71	64	305	327
Other comprehensive (loss) income, before tax	(294)	(105)	(2,503)	3,111
Income tax (benefit) expense	(62)	(39)	(526)	1,167
Other comprehensive (loss) income, net of tax	(232)	(66)	(1,977)	1,944
Total comprehensive income	$8,868	$7,586	$25,057	$22,216

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
(Amounts in thousands, except share and per share data)
Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	20,272	-	-	20,272
Other comprehensive income	-	-	-	-	-	1,944	1,944
Common dividends declared -- $0.50 per share	-	-	-	(8,504)	-	-	(8,504)
Equity-based compensation expense	-	-	250	-	387	-	637
Common stock options exercised -- 8,036 shares	-	-	6	-	145	-	151
Issuance of treasury stock to 401(k) plan -- 12,834 shares	-	-	112	-	231	-	343
Purchase of treasury shares -- 50,118 shares at $25.20 per share	-	-	-	-	(1,263)	-	(1,263)
Balance September 30, 2017	$-	$21,382	$228,510	$182,145	$(79,333)	$(67)	$352,637

Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	27,034	-	-	27,034
Other comprehensive loss	-	-	-	-	-	(1,977)	(1,977)
Common dividends declared -- $0.57 per share	-	-	-	(9,541)	-	-	(9,541)
Special common dividend declared -- $0.48 per share	-	-	-	(8,134)	-	-	(8,134)
Equity-based compensation expense	-	-	345	-	602	-	947
Common stock options exercised -- 18,979 shares	-	-	(41)	-	362	-	321
Issuance of treasury stock to 401(k) plan -- 10,543 shares	-	-	128	-	197	-	325
Purchase of treasury shares -- 670,016 shares at $31.77 per share	-	-	-	-	(21,287)	-	(21,287)
Balance September 30, 2018	$-	$21,382	$229,182	$189,902	$(99,247)	$(2,817)	$338,402

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2018	2017
Operating activities
Net income	$27,034	$20,272
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,485	2,156
Depreciation and amortization of premises and equipment	2,221	2,688
Amortization (accretion) of premiums on investments, net	26	63
Amortization of FDIC indemnification asset, net	1,602	3,186
Amortization of intangible assets	785	790
Goodwill impairment	1,492	-
Accretion on acquired loans	(4,257)	(4,257)
Equity-based compensation expense	947	637
Issuance of treasury stock to 401(k) plan	325	343
(Gain) loss on sale of premises and equipment, net	(8)	13
Loss on sale of other real estate owned	833	940
Loss on sale of securities	618	657
Loss on extinguishment of debt	1,096	-
Decrease in accrued interest receivable	404	397
Decrease (increase) in other operating activities	2,543	(4,647)
Net cash provided by operating activities	37,146	23,238
Investing activities
Proceeds from sale of securities available for sale	8,937	12,273
Proceeds from maturities, prepayments, and calls of securities available for sale	57,056	18,022
Proceeds from maturities and calls of securities held to maturity	-	21,840
Payments to acquire securities available for sale	(67,355)	(36,966)
Proceeds from loans, net	23,929	17,304
Proceeds from bank owned life insurance	458	2,639
(Redemption of) proceeds from FHLB stock, net	(2,122)	694
(Payments to) proceeds from the FDIC	(117)	1,701
Proceeds from sale of premises and equipment	507	29
Payments to acquire premises and equipment	(1,076)	(2,028)
Proceeds from sale of other real estate owned	981	2,130
Net cash provided by investing activities	21,198	37,638
Financing activities
Increase in noninterest-bearing deposits, net	9,802	25,235
Decrease in interest-bearing deposits, net	(63,842)	(2,753)
Proceeds from (repayments of) securities sold under agreements to repurchase, net	65	(14,222)
Repayments of FHLB and other borrowings, net	(50,000)	(30,708)
Proceeds from stock options exercised	321	151
Payments for repurchase of treasury stock	(21,287)	(1,263)
Payments of common dividends	(17,675)	(8,504)
Net cash used in financing activities	(142,616)	(32,064)
Net (decrease) increase in cash and cash equivalents	(84,272)	28,812
Cash and cash equivalents at beginning of period	157,951	76,307
Cash and cash equivalents at end of period	$73,679	$105,119

Supplemental disclosure -- cash flow information
Cash paid for interest	$6,447	$6,257
Cash paid for income taxes	4,800	12,942

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	4,135	1,282
Loans originated to finance other real estate owned	92	-
(Increase) decrease in accumulated other comprehensive loss	(1,977)	1,944

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

General

First Community Bankshares, Inc. (the “Company”), a financial holding company, was incorporated under the laws of the Commonwealth of Virginia in 2018. The Company is the successor to First Community Bancshares, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reincorporation and Merger, the sole purpose of which was to change the Company’s state of incorporation from Nevada to Virginia. The reincorporation was completed on October 2, 2018. The Company’s principal executive office is located at One Community Place, Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates as First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank provides insurance services through its wholly owned subsidiary First Community Insurance Services (“FCIS”) and offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

On September 17, 2018, the Company announced its intention to sell its remaining insurance agency assets to Bankers Insurance, LLC (“BI”) of Glen Allen, Virginia in exchange for an equity interest in BI. The sale, which closed October 1, 2018, strategically allows the Company to continue offering insurance products to its customers through a larger, more diversified insurance agency. In connection with the decision to divest the insurance agency assets, the Company recognized a one-time goodwill impairment charge of $1.49 million during the third quarter of 2018. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment.

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

Reclassifications

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. The Company adopted ASU 2017-07 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified the non-service components of the net periodic benefit costs from salaries and employee benefits to other expense on a retrospective basis, which totaled $136 thousand for the three months ended September 30, 2017, and $407 thousand for the nine months ended September 30, 2017.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update should be applied on a retrospective basis, if practicable. The Company adopted ASU 2016-15 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified proceeds from bank owned life insurance from operating activities to investing activities on a retrospective basis, which totaled $2.64 million for the nine months ended September 30, 2017.

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

Service charges on deposits and other service charges and fees. Service charges on deposits and other service charges and fees represent general service fees for account maintenance and activity and transaction-based fees that consist of transaction-based revenue, time-based revenue (service period), item-based revenue, or some other individual attribute-based revenue. Revenue is recognized when the performance obligation is completed, which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations is generally received at the time the performance obligations are satisfied. Other service charges and fees include interchange income from debit and credit card transaction fees. In accordance with the adoption of ASC 606, the Company reclassified interchange expense, which was previously a component of noninterest expense, to net against interchange income on a retrospective basis, which totaled $432 thousand for the three months ended September 30, 2017, and $1.23 million for the nine months ended September 30, 2017.

Other operating income. Other operating income consists primarily of third-party incentive payments, income on life insurance contracts, and dividends received, which are not subject to the requirements of ASC 606.

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

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,137	$4	$-	$1,141
U.S. Treasury securities	29,910	-	(22)	29,888
Municipal securities	97,857	766	(1,112)	97,511
Mortgage-backed Agency securities	36,263	15	(1,225)	35,053
Total	$165,167	$785	$(2,359)	$163,593

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$11,289	$17	$(10)	$11,296
U.S. Treasury securities	19,987	-	(16)	19,971
Municipal securities	101,552	2,203	(107)	103,648
Single issue trust preferred securities	9,367	-	(483)	8,884
Mortgage-backed Agency securities	22,095	46	(415)	21,726
Total	$164,290	$2,266	$(1,031)	$165,525

The following tables present the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,900	$-	$(53)	$17,847
Corporate securities	7,147	-	(15)	7,132
Total	$25,047	$-	$(68)	$24,979

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,937	$-	$(49)	$17,888
Corporate securities	7,212	-	(16)	7,196
Total	$25,149	$-	$(65)	$25,084

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities and held-to-maturity debt securities, by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2018
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$29,910	$29,888
Due after one year but within five years	11,547	11,644
Due after five years but within ten years	86,662	86,226
Due after ten years	785	782
	128,904	128,540
Mortgage-backed securities	36,263	35,053
Total debt securities available for sale	$165,167	$163,593

Held-to-maturity debt securities
Due within one year	$25,047	$24,979
Due after one year but within five years	-	-
Due after five years but within ten years	-	-
Due after ten years	-	-
Total debt securities held to maturity	$25,047	$24,979

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$29,888	$(22)	$-	$-	$29,888	$(22)
Municipal securities	26,034	(720)	6,938	(392)	32,972	(1,112)
Mortgage-backed Agency securities	20,213	(369)	13,062	(856)	33,275	(1,225)
Total	$76,135	$(1,111)	$20,000	$(1,248)	$96,135	$(2,359)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$10,054	$(10)	$-	$-	$10,054	$(10)
U.S. Treasury securities	19,972	(16)	-	-	19,972	(16)
Municipal securities	8,047	(55)	2,314	(52)	10,361	(107)
Single issue trust preferred securities	-	-	8,884	(483)	8,884	(483)
Mortgage-backed Agency securities	4,276	(25)	14,069	(390)	18,345	(415)
Total	$42,349	$(106)	$25,267	$(925)	$67,616	$(1,031)

The following tables present the fair values and unrealized losses for held-to-maturity debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$14,104	$(41)	$3,743	$(12)	$17,847	$(53)
Corporate securities	3,746	(5)	3,386	(10)	7,132	(15)
Total	$17,850	$(46)	$7,129	$(22)	$24,979	$(68)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,888	$(49)	$-	$-	$17,888	$(49)
Corporate securities	7,196	(16)	-	-	7,196	(16)
Total	$25,084	$(65)	$-	$-	$25,084	$(65)

There were 116 individual debt securities in an unrealized loss position as of September 30, 2018, and their combined depreciation in value represented 1.29% of the debt securities portfolio. There were 45 individual debt securities in an unrealized loss position as of December 31, 2017, and their combined depreciation in value represented 0.57% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three and nine months ended September 30, 2018 and 2017, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(Amounts in thousands)
Gross realized gains	$-	$-	$-	$-
Gross realized losses	(618)	-	(618)	(657)
Net loss on sale of securities	$(618)	$-	$(618)	$(657)

The carrying amount of securities pledged for various purposes totaled $37.79 million as of September 30, 2018, and $51.34 million as of December 31, 2017.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.83 million as of September 30, 2018, and $1.71 million as of December 31, 2017. Deferred loan fees, net of loan costs, totaled $4.64 million as of September 30, 2018, and $4.44 million as of December 31, 2017. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$62,657	3.50%	$60,017	3.30%
Commercial and industrial	105,603	5.90%	92,188	5.07%
Multi-family residential	112,710	6.29%	125,202	6.89%
Single family non-owner occupied	142,591	7.96%	141,670	7.80%
Non-farm, non-residential	606,800	33.88%	616,633	33.93%
Agricultural	9,016	0.50%	7,035	0.39%
Farmland	20,872	1.17%	25,649	1.41%
Total commercial loans	1,060,249	59.20%	1,068,394	58.79%
Consumer real estate loans
Home equity lines	96,819	5.41%	103,205	5.68%
Single family owner occupied	520,363	29.05%	502,686	27.66%
Owner occupied construction	17,889	1.00%	39,178	2.16%
Total consumer real estate loans	635,071	35.46%	645,069	35.50%
Consumer and other loans
Consumer loans	69,974	3.91%	70,772	3.89%
Other	5,132	0.29%	5,001	0.28%
Total consumer and other loans	75,106	4.20%	75,773	4.17%
Total non-covered loans	1,770,426	98.86%	1,789,236	98.46%
Total covered loans	20,483	1.14%	27,948	1.54%
Total loans held for investment, net of unearned income	$1,790,909	100.00%	$1,817,184	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	September 30, 2018	December 31, 2017
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$35	$39
Single family non-owner occupied	245	284
Non-farm, non-residential	7	9
Total commercial loans	287	332
Consumer real estate loans
Home equity lines	16,804	23,720
Single family owner occupied	3,392	3,896
Total consumer real estate loans	20,196	27,616
Total covered loans	$20,483	$27,948

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,420	$7,546	$5,278	$8,111
Waccamaw	7,354	22,930	12,176	31,335
Other acquired	899	925	986	1,012
Total PCI Loans	$13,673	$31,401	$18,440	$40,458

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(969)	(4,690)	(5,659)
Reclassifications from nonaccretable difference(1)	782	2,525	3,307
Other changes, net	(375)	(311)	(686)
Balance September 30, 2017	$3,830	$19,358	$23,188

Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(986)	(4,157)	(5,143)
Reclassifications (to) from nonaccretable difference(1)	(5)	1,416	1,411
Other changes, net	354	(302)	52
Balance September 30, 2018	$2,751	$16,422	$19,173

____________________________________________________________________________________________________________________________________________________________

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

	September 30, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$60,665	$800	$1,192	$-	$-	$62,657
Commercial and industrial	102,590	2,187	826	-	-	105,603
Multi-family residential	106,488	4,077	2,145	-	-	112,710
Single family non-owner occupied	133,820	4,500	4,271	-	-	142,591
Non-farm, non-residential	588,273	8,556	9,825	146	-	606,800
Agricultural	8,716	198	102	-	-	9,016
Farmland	18,427	626	1,819	-	-	20,872
Consumer real estate loans
Home equity lines	94,401	648	1,770	-	-	96,819
Single family owner occupied	491,179	4,562	24,622	-	-	520,363
Owner occupied construction	17,588	-	301	-	-	17,889
Consumer and other loans
Consumer loans	69,611	5	354	-	4	69,974
Other	5,132	-	-	-	-	5,132
Total non-covered loans	1,696,890	26,159	47,227	146	4	1,770,426
Covered loans
Commercial loans
Construction, development, and other land	-	35	-	-	-	35
Single family non-owner occupied	230	-	15	-	-	245
Non-farm, non-residential	-	-	7	-	-	7
Consumer real estate loans
Home equity lines	9,864	6,329	611	-	-	16,804
Single family owner occupied	2,610	372	410	-	-	3,392
Total covered loans	12,704	6,736	1,043	-	-	20,483
Total loans	$1,709,594	$32,895	$48,270	$146	$4	$1,790,909

	December 31, 2017
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$57,768	$1,367	$882	$-	$-	$60,017
Commercial and industrial	87,181	3,721	1,286	-	-	92,188
Multi-family residential	118,509	5,663	1,030	-	-	125,202
Single family non-owner occupied	130,689	7,271	3,710	-	-	141,670
Non-farm, non-residential	596,616	12,493	7,351	173	-	616,633
Agricultural	6,639	294	102	-	-	7,035
Farmland	22,875	210	2,564	-	-	25,649
Consumer real estate loans
Home equity lines	100,833	618	1,754	-	-	103,205
Single family owner occupied	471,382	5,480	25,824	-	-	502,686
Owner occupied construction	38,947	-	231	-	-	39,178
Consumer and other loans
Consumer loans	70,448	13	311	-	-	70,772
Other	5,001	-	-	-	-	5,001
Total non-covered loans	1,706,888	37,130	45,045	173	-	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	1	38	-	-	-	39
Single family non-owner occupied	265	-	19	-	-	284
Non-farm, non-residential	-	-	9	-	-	9
Consumer real estate loans
Home equity lines	11,338	11,685	697	-	-	23,720
Single family owner occupied	2,996	411	489	-	-	3,896
Total covered loans	14,600	12,134	1,214	-	-	27,948
Total loans	$1,721,488	$49,264	$46,259	$173	$-	$1,817,184

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	September 30, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$903	$918	$-	$727	$988	$-
Commercial and industrial	300	321	-	315	1,142	-
Multi-family residential	1,380	1,445	-	499	1,010	-
Single family non-owner occupied	2,448	2,782	-	2,042	3,521	-
Non-farm, non-residential	3,859	4,759	-	3,022	5,955	-
Agricultural	102	107	-	102	107	-
Farmland	1,404	1,478	-	395	414	-
Consumer real estate loans
Home equity lines	1,451	1,589	-	1,621	1,770	-
Single family owner occupied	14,963	17,868	-	16,633	18,964	-
Owner occupied construction	227	227	-	231	231	-
Consumer and other loans
Consumer loans	203	209	-	141	144	-
Total impaired loans with no allowance	27,240	31,703	-	25,728	34,246	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	343	343	270
Multi-family residential	536	536	235	-	-	-
Single family non-owner occupied	842	842	238	446	446	62
Non-farm, non-residential	-	-	-	262	263	15
Farmland	410	418	158	936	974	233
Consumer real estate loans
Home equity lines	65	68	66	-	-	-
Single family owner occupied	4,907	4,951	1,017	5,586	5,606	1,978
Total impaired loans with an allowance	6,760	6,815	1,714	7,573	7,632	2,558
Total impaired loans(1)	$34,000	$38,518	$1,714	$33,301	$41,878	$2,558

________________________________________________________________________________________________

(1)

Total impaired loans include loans totaling $25.42 million as of September 30, 2018, and $20.13 million as of December 31, 2017, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of individual loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$-	$910	$32	$907	$14	$950	$32	$309
Commercial and industrial	3	311	5	754	6	378	8	468
Multi-family residential	5	1,402	-	509	15	832	3	474
Single family non-owner occupied	8	2,529	11	3,304	56	2,599	88	3,313
Non-farm, non-residential	-	3,926	68	5,244	39	5,028	93	3,766
Agricultural	-	103	4	127	-	187	4	127
Farmland	23	1,425	17	1,003	38	1,066	17	1,004
Consumer real estate loans
Home equity lines	3	1,514	15	1,683	20	1,719	35	1,259
Single family owner occupied	15	15,832	137	17,478	208	15,222	317	15,209
Owner occupied construction	-	229	1	235	6	249	6	234
Consumer and other loans
Consumer loans	-	210	1	62	6	164	3	52
Total impaired loans with no related allowance	57	28,391	291	31,306	408	28,394	606	26,215

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	-	-	143
Commercial and industrial	-	-	50	2,516	-	-	103	1,727
Multi-family residential	-	541	-	-	-	271	-	-
Single family non-owner occupied	-	849	8	778	7	644	21	488
Non-farm, non-residential	-	-	-	872	-	770	15	964
Farmland	-	413	-	413	-	409	-	275
Consumer real estate loans
Home equity lines	1	67	-	-	3	69	-	139
Single family owner occupied	35	4,999	24	3,814	126	5,838	92	4,527
Owner occupied construction	-	-	-	-	-	-	-	1
Total impaired loans with a related allowance	36	6,869	82	8,393	136	8,001	231	8,264
Total impaired loans	$93	$35,260	$373	$39,699	$544	$36,395	$837	$34,479

There were no impaired PCI loan pools as of September 30, 2018, or December 31, 2017. The following table provides information on impaired PCI loan pools for the dates indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Amounts in thousands)
Interest income recognized	$-	$-	$-	$20
Average recorded investment	-	-	-	705

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2018			December 31, 2017
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$485	$-	$485	$-	$-	$-
Commercial and industrial	284	-	284	211	-	211
Multi-family residential	1,861	-	1,861	498	-	498
Single family non-owner occupied	1,328	15	1,343	851	19	870
Non-farm, non-residential	3,960	-	3,960	2,448	-	2,448
Agricultural	102	-	102	102	-	102
Farmland	1,055	-	1,055	805	-	805
Consumer real estate loans
Home equity lines	758	277	1,035	882	306	1,188
Single family owner occupied	10,574	38	10,612	13,108	17	13,125
Consumer and other loans
Consumer loans	135	-	135	92	-	92
Total nonaccrual loans	$20,542	$330	$20,872	$18,997	$342	$19,339

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $46 thousand as of September 30, 2018, compared to $1 thousand as of December 31, 2017.

	September 30, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$87	$-	$478	$565	$62,092	$62,657
Commercial and industrial	174	260	216	650	104,953	105,603
Multi-family residential	148	-	1,515	1,663	111,047	112,710
Single family non-owner occupied	762	281	881	1,924	140,667	142,591
Non-farm, non-residential	795	74	2,559	3,428	603,372	606,800
Agricultural	-	-	-	-	9,016	9,016
Farmland	201	321	410	932	19,940	20,872
Consumer real estate loans
Home equity lines	379	199	499	1,077	95,742	96,819
Single family owner occupied	3,247	1,802	3,938	8,987	511,376	520,363
Owner occupied construction	90	-	-	90	17,799	17,889
Consumer and other loans
Consumer loans	484	169	117	770	69,204	69,974
Other	-	-	-	-	5,132	5,132
Total non-covered loans	6,367	3,106	10,613	20,086	1,750,340	1,770,426
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	-	-	-	-	245	245
Non-farm, non-residential	-	-	-	-	7	7
Consumer real estate loans
Home equity lines	184	239	26	449	16,355	16,804
Single family owner occupied	59	-	30	89	3,303	3,392
Total covered loans	243	239	56	538	19,945	20,483
Total loans	$6,610	$3,345	$10,669	$20,624	$1,770,285	$1,790,909

	December 31, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$20	$365	$-	$385	$59,632	$60,017
Commercial and industrial	232	40	142	414	91,774	92,188
Multi-family residential	544	-	185	729	124,473	125,202
Single family non-owner occupied	223	302	331	856	140,814	141,670
Non-farm, non-residential	2,433	383	1,536	4,352	612,281	616,633
Agricultural	123	-	-	123	6,912	7,035
Farmland	113	-	692	805	24,844	25,649
Consumer real estate loans
Home equity lines	226	198	485	909	102,296	103,205
Single family owner occupied	6,959	2,418	8,186	17,563	485,123	502,686
Owner occupied construction	326	79	-	405	38,773	39,178
Consumer and other loans
Consumer loans	439	97	17	553	70,219	70,772
Other	-	-	-	-	5,001	5,001
Total non-covered loans	11,638	3,882	11,574	27,094	1,762,142	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	39	39
Single family non-owner occupied	-	-	-	-	284	284
Non-farm, non-residential	-	-	-	-	9	9
Consumer real estate loans
Home equity lines	402	-	173	575	23,145	23,720
Single family owner occupied	70	-	-	70	3,826	3,896
Total covered loans	472	-	173	645	27,303	27,948
Total loans	$12,110	$3,882	$11,747	$27,739	$1,789,445	$1,817,184

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of September 30, 2018, or December 31, 2017.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	September 30, 2018			December 31, 2017
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$332	$311	$643	$364	$528	$892
Non-farm, non-residential	-	315	315	-	295	295
Consumer real estate loans
Home equity lines	-	130	130	-	145	145
Single family owner occupied	1,881	6,124	8,005	1,565	6,496	8,061
Owner occupied construction	-	227	227	-	233	233
Consumer and other loans
Consumer loans	-	35	35	-	37	37
Total TDRs	$2,213	$7,142	$9,355	$1,929	$7,734	$9,663

Allowance for loan losses related to TDRs			$632			$642

__________________________________________________________________________________

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Amounts in thousands)
Interest income recognized	$73	$74	$207	$159

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended September 30,
	2018			2017
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$11	$11	-	$-	$-
Below market interest rate and extended payment term
Single family owner occupied	-	-	-	1	42	42
Total	1	$11	$11	1	$42	$42

________________________________________________________________________

(1) Represents the loan balance immediately following modification

	Nine Months Ended September 30,
	2018			2017
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$11	$11	-	$-	$-
Below market interest rate and extended payment term
Single family owner occupied	1	41	41	3	141	141
Total	2	$52	$52	3	$141	$141

________________________________________________________________________

(1) Represents the loan balance immediately following modification

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of September 30, 2018 or 2017.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2018	December 31, 2017
(Amounts in thousands)
Non-covered OREO	$4,754	$2,409
Covered OREO	44	105
Total OREO	$4,798	$2,514

Non-covered OREO secured by residential real estate	$3,331	$2,209
Residential real estate loans in the foreclosure process(1)	7,129	9,921

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of September 30, 2018, or December 31, 2017.

	Three Months Ended September 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,902	$7,867	$814	$19,583
(Recovery of) provision for loan losses charged to operations	(300)	376	419	495
Charge-offs	(201)	(1,598)	(378)	(2,177)
Recoveries	88	187	80	355
Net charge-offs	(113)	(1,411)	(298)	(1,822)
Ending balance	$10,489	$6,832	$935	$18,256

	Three Months Ended September 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$12,283	$5,802	$793	$18,878
Provision for loan losses charged to operations	358	75	305	738
Charge-offs	(207)	(137)	(373)	(717)
Recoveries	170	67	70	307
Net charge-offs	(37)	(70)	(303)	(410)
Ending balance	$12,604	$5,807	$795	$19,206

PCI allowance
Beginning balance	$-	$8	$-	$8
Recovery of loan losses	-	(8)	-	(8)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(8)	-	(8)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$-	$-	$-

Total allowance
Beginning balance	$12,283	$5,810	$793	$18,886
Provision for loan losses	358	67	305	730
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	358	67	305	730
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(207)	(137)	(373)	(717)
Recoveries	170	67	70	307
Net charge-offs	(37)	(70)	(303)	(410)
Ending balance	$12,604	$5,807	$795	$19,206

	Nine Months Ended September 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(1,025)	1,519	991	1,485
Charge-offs	(670)	(1,853)	(1,102)	(3,625)
Recoveries	512	356	252	1,120
Net charge-offs	(158)	(1,497)	(850)	(2,505)
Ending balance	$10,489	$6,832	$935	$18,256

	Nine Months Ended September 30, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	822	561	785	2,168
Charge-offs	(493)	(535)	(948)	(1,976)
Recoveries	585	294	199	1,078
Net recoveries (charge-offs)	92	(241)	(749)	(898)
Ending balance	$12,604	$5,807	$795	$19,206

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(12)	-	(12)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(12)	-	(12)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$-	$-	$-

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	822	549	785	2,156
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	822	549	785	2,156
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(493)	(535)	(948)	(1,976)
Recoveries	585	294	199	1,078
Net recoveries (charge-offs)	92	(241)	(749)	(898)
Ending balance	$12,604	$5,807	$795	$19,206

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$62,053	$394
Commercial and industrial	-	-	105,597	587
Multi-family residential	536	235	112,174	987
Single family non-owner occupied	842	238	139,958	6,296
Non-farm, non-residential	582	-	602,017	1,363
Agricultural	-	-	9,016	89
Farmland	925	158	19,947	142
Total commercial loans	2,885	631	1,050,762	9,858
Consumer real estate loans
Home equity lines	65	66	107,452	687
Single family owner occupied	5,627	1,017	517,450	4,938
Owner occupied construction	-	-	17,889	124
Total consumer real estate loans	5,692	1,083	642,791	5,749
Consumer and other loans
Consumer loans	-	-	69,974	935
Other	-	-	5,132	-
Total consumer and other loans	-	-	75,106	935
Total loans, excluding PCI loans	$8,577	$1,714	$1,768,659	$16,542

	December 31, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$59,386	$830
Commercial and industrial	343	270	91,845	492
Multi-family residential	-	-	125,202	1,094
Single family non-owner occupied	770	62	139,093	1,914
Non-farm, non-residential	1,367	15	611,477	6,582
Agricultural	-	-	7,035	51
Farmland	1,219	233	24,430	129
Total commercial loans	3,699	580	1,058,468	11,092
Consumer real estate loans
Home equity lines	-	-	115,807	803
Single family owner occupied	9,471	1,978	496,348	3,732
Owner occupied construction	-	-	39,178	297
Total consumer real estate loans	9,471	1,978	651,333	4,832
Consumer and other loans
Consumer loans	-	-	70,772	794
Other	-	-	5,001	-
Total consumer and other loans	-	-	75,773	794
Total loans, excluding PCI loans	$13,170	$2,558	$1,785,574	$16,718

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$426	$-	$64	$-
Peoples commercial	4,476	-	4,279	-
Other	899	-	986	-
Total commercial loans	5,801	-	5,329	-
Consumer real estate loans
Waccamaw serviced home equity lines	6,106	-	11,118	-
Waccamaw residential	822	-	994	-
Peoples residential	944	-	999	-
Total consumer real estate loans	7,872	-	13,111	-
Total PCI loans	$13,673	$-	$18,440	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of September 30, 2018.

Note 6. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC that covered $20.48 million of loans and $44 thousand of OREO as of September 30, 2018, compared to $27.95 million of loans and $105 thousand of OREO as of December 31, 2017. Under the loss share agreements, the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to these covered assets. Loss share coverage expired June 30, 2017, for commercial loans, with recoveries continuing until June 30, 2019. Loss share coverage will expire June 30, 2022, for single family loans. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset during the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Amounts in thousands)
Beginning balance	$6,390	$8,159	$7,161	$12,173
Increase in estimated losses on covered OREO	-	4	-	71
Reimbursable expenses (to) from the FDIC	(2)	47	(23)	108
Net amortization	(645)	(268)	(1,602)	(3,186)
(Reimbursements from) payments to the FDIC	(90)	(477)	117	(1,701)
Ending balance	$5,653	$7,465	$5,653	$7,465

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2018	December 31, 2017
(Amounts in thousands)
Noninterest-bearing demand deposits	$463,945	$454,143
Interest-bearing deposits:
Interest-bearing demand deposits	459,376	465,407
Money market accounts	151,436	170,731
Savings deposits	343,685	342,064
Certificates of deposit	339,523	374,373
Individual retirement accounts	117,886	123,173
Total interest-bearing deposits	1,411,906	1,475,748
Total deposits	$1,875,851	$1,929,891

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2018		December 31, 2017
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$5,151	0.10%	$5,086	0.07%
Long-term borrowings
Wholesale repurchase agreement	25,000	3.18%	25,000	3.18%
FHLB advances	-		50,000	4.00%
Total borrowings	$30,151		$80,086

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of September 30, 2018:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
(Amounts in thousands)
U.S. Agency securities	$-	$-	$-	$14,447	$14,447
Municipal securities	3,645	-	-	524	4,169
Mortgage-backed Agency securities	1,429	-	-	10,106	11,535
Total	$5,074	$-	$-	$25,077	$30,151

As of September 30, 2018, long-term borrowings consisted of a wholesale repurchase agreement that matures in 2019 with a weighted average maturity of 0.41 years. During the third quarter of 2018, the Company prepaid its remaining $50 million FHLB convertible advance and incurred a loss on the extinguishment of the debt of $1.10 million. The prepayment was funded with cash and cash equivalents on hand, as well as the sale of the Company’s remaining single issue trust preferred investment securities.

Unused borrowing capacity with the FHLB totaled $411.31 million, net of FHLB letters of credit of $143.68 million, as of September 30, 2018. As of September 30, 2018, the Company pledged $879.41 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2019. There was no outstanding balance on the line as of September 30, 2018, or December 31, 2017.

Note 9. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

As of September 30, 2018, the Company’s derivative instruments consisted of three interest rate swap agreements. The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2018. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2018			December 31, 2017
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,567	$145	$-	$5,813	$-	$90
Total derivatives	$5,567	$145	$-	$5,813	$-	$90

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,		Income Statement
(Amounts in thousands)	2018	2017	2018	2017	Location
Derivatives designated as hedges
Interest rate swaps	$6	$23	$27	$64	Interest and fees on loans
Total derivative expense	$6	$23	$27	$64

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

	Three Months Ended September 30,		Nine Months Ended September 30,		Income Statement
	2018	2017	2018	2017	Location
(Amounts in thousands)
Service cost	$61	$57	$184	$173	Salaries and employee benefits
Interest cost	90	93	269	279	Other expense
Amortization of prior service cost	57	57	171	171	Other expense
Amortization of losses	15	8	43	23	Other expense
Net periodic cost	$223	$215	$667	$646

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
(Amounts in thousands, except share and per share data)
Net income	$9,100	$7,652	$27,034	$20,272
Weighted average common shares outstanding, basic	16,512,823	17,005,654	16,717,704	17,005,350
Dilutive effect of potential common shares
Stock options	65,910	49,739	63,898	50,140
Restricted stock	33,683	27,336	28,823	21,468
Total dilutive effect of potential common shares	99,593	77,075	92,721	71,608
Weighted average common shares outstanding, diluted	16,612,416	17,082,729	16,810,425	17,076,958

Basic earnings per common share	$0.55	$0.45	$1.62	$1.19
Diluted earnings per common share	0.55	0.45	1.61	1.19

Antidilutive potential common shares
Stock options	-	71,592	-	71,592
Restricted stock	4,263	-	2,011	4,276
Total potential antidilutive shares	4,263	71,592	2,011	75,868

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2018
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(955)	$(1,630)	$(2,585)
Other comprehensive loss before reclassifications	(776)	(1)	(777)
Reclassified from AOCI	488	57	545
Other comprehensive (loss) income, net	(288)	56	(232)
Ending balance	$(1,243)	$(1,574)	$(2,817)

	Three Months Ended September 30, 2017
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,302	$(1,303)	$(1)
Other comprehensive loss before reclassifications	(106)	(1)	(107)
Reclassified from AOCI	-	41	41
Other comprehensive (loss) income, net	(106)	40	(66)
Ending balance	$1,196	$(1,263)	$(67)

	Nine Months Ended September 30, 2018
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$975	$(1,815)	$(840)
Other comprehensive (loss) income before reclassifications	(2,706)	72	(2,634)
Reclassified from AOCI	488	169	657
Other comprehensive (loss) income, net	(2,218)	241	(1,977)
Ending balance	$(1,243)	$(1,574)	$(2,817)

	Nine Months Ended September 30, 2017
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(544)	$(1,467)	$(2,011)
Other comprehensive income before reclassifications	1,329	83	1,412
Reclassified from AOCI	411	121	532
Other comprehensive income, net	1,740	204	1,944
Ending balance	$1,196	$(1,263)	$(67)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2018	2017	2018	2017	Line Item Affected
Available-for-sale securities
Loss recognized	$618	$-	$618	$657	Net loss on sale of securities
Reclassified out of AOCI, before tax	618	-	618	657	Income before income taxes
Income tax expense	130	-	130	246	Income tax expense
Reclassified out of AOCI, net of tax	488	-	488	411	Net income
Employee benefit plans
Amortization of prior service cost	$57	$57	$171	$171	(1)
Amortization of net actuarial benefit cost	15	8	43	23	(1)
Reclassified out of AOCI, before tax	72	65	214	194	Income before income taxes
Income tax expense	15	24	45	73	Income tax expense
Reclassified out of AOCI, net of tax	57	41	169	121	Net income
Total reclassified out of AOCI, net of tax	$545	$41	$657	$532	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,141	$-	$1,141	$-
U.S. Treasury securities	29,888	-	29,888	-
Municipal securities	97,511	-	97,511	-
Mortgage-backed Agency securities	35,053	-	35,053	-
Total available-for-sale debt securities	163,593	-	163,593	-
Equity securities	55	55	-	-
Fair value loans	5,730	-	-	5,730
Deferred compensation assets	3,779	3,779	-	-
Derivative assets	145	-	145	-
Deferred compensation liabilities	3,779	3,779	-	-

	December 31, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$11,296	$-	$11,296	$-
U.S. Treasury securities	19,971	-	19,971	-
Municipal securities	103,648	-	103,648	-
Single issue trust preferred securities	8,884	-	8,884	-
Mortgage-backed Agency securities	21,726	-	21,726	-
Total available-for-sale debt securities	165,525	-	165,525	-
Equity securities	55	55	-	-
Fair value loans	5,739	-	5,739	-
Deferred compensation assets	4,002	4,002	-	-
Deferred compensation liabilities	4,002	4,002	-	-
Derivative liabilities	90	-	90	-

Beginning in 2018, the Company measured the fair value of loans held for investment using an exit price notion in according with the adoption of ASU 2016-01. Prior to 2018, loans held for investment were reported at fair value using discounted future cash flows that apply current interest rates for loans with similar terms and borrower credit quality. As a result of using the exit price, certain loans were transferred from Level 2 into Level 3 of the fair value hierarchy during the nine months ended September 30, 2018. No transfers into or out of Level 3 of the fair value hierarchy occurred during the nine months ended September 30, 2017.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,046	$-	$-	$5,046
OREO, non-covered	4,624	-	-	4,624
OREO, covered	32	-	-	32

	December 31, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,015	$-	$-	$5,015
OREO, non-covered	2,359	-	-	2,359
OREO, covered	105	-	-	105

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average
	Technique	Input	September 30, 2018				December 31, 2017

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	6%	to	100%	(25%)	6%	to	79%	(34%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	56%	(19%)	8%	to	47%	(32%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)			49%	(49%)	0%	to	65%	(52%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$73,679	$73,679	$73,679	$-	$-
Debt securities available for sale	163,593	163,593	-	163,593	-
Debt securities held to maturity	25,047	24,979	-	24,979	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,772,653	1,733,638	-	-	1,733,638
FDIC indemnification asset	5,653	2,892	-	-	2,892
Interest receivable	5,374	5,374	-	5,374	-
Derivative financial assets	145	145	-	145	-
Deferred compensation assets	3,779	3,779	3,779	-	-

Liabilities
Time deposits	457,409	457,409	-	457,409	-
Securities sold under agreements to repurchase	30,151	30,223	-	30,223	-
Interest payable	603	603	-	603	-
Deferred compensation liabilities	3,779	3,779	3,779	-	-

	December 31, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$157,951	$157,951	$157,951	$-	$-
Debt securities available for sale	165,525	165,525	-	165,525	-
Debt securities held to maturity	25,149	25,084	-	25,084	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,797,908	1,760,606	-	5,739	1,754,867
FDIC indemnification asset	7,161	3,927	-	-	3,927
Interest receivable	5,778	5,778	-	5,778	-
Deferred compensation assets	4,002	4,002	4,002	-	-

Liabilities
Demand deposits	454,143	454,143	-	454,143	-
Interest-bearing demand deposits	465,407	465,407	-	465,407	-
Savings deposits	512,795	512,795	-	512,795	-
Time deposits	497,546	490,628	-	490,628	-
Securities sold under agreements to repurchase	30,086	30,449	-	30,449	-
Interest payable	1,104	1,104	-	1,104	-
FHLB and other borrowings	50,000	52,702	-	52,702	-
Derivative financial liabilities	90	90	-	90	-
Deferred compensation liabilities	4,002	4,002	4,002	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2018	December 31, 2017
(Amounts in thousands)
Commitments to extend credit	$213,313	$243,147
Standby letters of credit and financial guarantees(1)	148,731	131,587
Total off-balance sheet risk	362,044	374,734

Reserve for unfunded commitments	$66	$66
(1) Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2017 (the “2017 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2018, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of September 30, 2018, full-time equivalent employees, calculated using the number of hours worked, totaled 530. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2018, the Trust Division and FCWM managed and administered $1.04 billion in combined assets under various fee-based arrangements as fiduciary or agent.

The Bank offers insurance products and services through its wholly owned subsidiary First Community Insurance Services (“FCIS”). FCIS provides in-branch commercial and insurance services in West Virginia. Revenues are primarily derived from commissions paid by issuing companies on the sale of policies. As of September 30, 2018, FCIS operated 3 in-branch locations.

Acquisitions and Divestitures

On September 17, 2018, the Company announced its intention to sell its remaining insurance agency assets to Bankers Insurance, LLC (“BI”) of Glen Allen, Virginia in exchange for an equity interest in BI. The sale, which closed October 1, 2018, strategically allows the Company to continue offering insurance products to its customers through a larger, more diversified insurance agency. In connection with the decision to divest the insurance agency assets, the Company recognized a one-time goodwill impairment charge of $1.49 million during the third quarter of 2018. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment.

On October 2, 2018, we completed our Plan of Reincorporation and Merger changing our corporate domicile from Nevada to Virginia, along with a slight revision in the spelling of our name from First Community Bancshares, Inc. to First Community Bankshares, Inc.

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

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2018, and financial condition as of September 30, 2018, include the following:

●	We recognized a one-time goodwill impairment of $1.49 million in connection with the decision to divest our remaining insurance agency assets.
●	We prepaid our remaining $50 million of FHLB debt and incurred a loss on the extinguishment of the debt of $1.10 million.
●

The divestiture of the remaining insurance agency assets and reduction of FHLB debt, in conjunction with the sale of our remaining trust preferred securities culminates a 5-year plan to return our balance sheet and business model to a traditional, simplified, and de-risked community bank.

●

We finalized our 2017 tax returns and deferred tax asset revaluation charge originally taken in the fourth quarter of 2017, which resulted in a reduction in income tax expense of approximately $1.67 million.

●

Net income increased $1.45 million, or 18.92%, to $9.10 million in the third quarter of 2018 compared to the same quarter of 2017 and $6.76 million, or 33.36%, to $27.03 million for the first nine months of 2018 compared to the same period of 2017.

●

Diluted earnings per share increased $0.10, or 22.22%, to $0.55 in the third quarter of 2018 compared to the same quarter of 2017 and $0.42, or 35.29%, to $1.61 in the first nine months of 2018 compared to the same period of 2017.

●

Return on average assets improved 26 basis points to 1.55% and return on average equity improved 198 basis points to 10.59% in the third quarter of 2018 compared to the same quarter of 2017. Return on average assets improved 39 basis points to 1.53% and return on average equity improved 272 basis points to 10.52% for the first nine months of 2018 compared to the same period of 2017.

●

Net interest margin increased 10 basis points to 4.36% in the third quarter of 2018 compared to the same quarter of 2017 and 10 basis points to 4.35% for the first nine months of 2018 compared to the same period of 2017.

●

The Company repurchased 195,776 common shares during the third quarter of 2018. Year to date, the Company has repurchased 670,016 common shares for $21.29 million compared to 50,118 shares during the same period of 2017.

●	The Company and its subsidiary bank both significantly exceed regulatory “well capitalized” targets as of September 30, 2018.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Amounts in thousands, except per	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
share data)
Net income	$9,100	$7,652	$1,448	18.92%	$27,034	$20,272	$6,762	33.36%

Basic earnings per common share	0.55	0.45	0.10	22.22%	1.62	1.19	0.43	36.13%
Diluted earnings per common share	0.55	0.45	0.10	22.22%	1.61	1.19	0.42	35.29%

Return on average assets	1.55%	1.29%	0.26%	20.16%	1.53%	1.14%	0.39%	34.21%
Return on average common equity	10.59%	8.61%	1.98%	23.00%	10.52%	7.80%	2.72%	34.87%

Three-Month Comparison. Net income increased in the third quarter of 2018 due to a decrease in income tax and an increase in net interest income offset by an increase in noninterest expense.

Nine-Month Comparison. Net income increased in the first nine months of 2018 due to a decrease in income taxes and increases in noninterest and net interest income offset by an increase in noninterest expense.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended September 30,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(2)
Assets
Earning assets
Loans(2)(3)	$1,792,284	$22,632	5.01%	$1,843,612	$22,765	4.90%
Securities available for sale	188,975	1,647	3.46%	157,038	1,373	3.47%
Securities held to maturity	25,064	105	1.66%	25,199	106	1.67%
Interest-bearing deposits	66,137	358	2.15%	73,802	275	1.48%
Total earning assets	2,072,460	24,742	4.74%	2,099,651	24,519	4.63%
Other assets	253,199			258,763
Total assets	$2,325,659			$2,358,414

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$459,759	$39	0.03%	$384,594	$48	0.05%
Savings deposits	502,255	85	0.07%	518,355	84	0.06%
Time deposits	463,885	1,145	0.98%	509,251	1,143	0.89%
Total interest-bearing deposits	1,425,899	1,269	0.35%	1,412,200	1,275	0.36%
Borrowings
Retail repurchase agreements	3,455	1	0.11%	58,194	10	0.07%
Wholesale repurchase agreements	25,000	203	3.22%	25,000	203	3.22%
FHLB advances and other borrowings	47,826	488	4.05%	50,000	511	4.05%
Total borrowings	76,281	692	3.60%	133,194	724	2.16%
Total interest-bearing liabilities	1,502,180	1,961	0.52%	1,545,394	1,999	0.51%
Noninterest-bearing demand deposits	454,126			440,227
Other liabilities	28,430			20,101
Total liabilities	1,984,736			2,005,722
Stockholders' equity	340,923			352,692
Total liabilities and stockholders' equity	$2,325,659			$2,358,414
Net interest income, FTE		$22,781			$22,520
Net interest rate spread			4.22%			4.12%
Net interest margin			4.36%			4.26%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Interest on loans included non-cash purchase accounting accretion of $1.05 million and $1.38 million for the three months ended September 30, 2018 and 2017, respectively.
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

	Nine Months Ended September 30,
	2018			2017
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(2)
Assets
Earning assets
Loans(2)(3)	$1,797,689	$67,954	5.05%	$1,841,981	$67,645	4.91%
Securities available for sale	181,630	4,672	3.44%	162,198	4,312	3.55%
Securities held to maturity	25,098	314	1.67%	35,578	382	1.44%
Interest-bearing deposits	97,623	1,343	1.84%	66,069	655	1.33%
Total earning assets	2,102,040	74,283	4.72%	2,105,826	72,994	4.63%
Other assets	252,797			264,333
Total assets	$2,354,837			$2,370,159

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$469,081	$206	0.06%	$384,265	$162	0.06%
Savings deposits	512,897	250	0.07%	523,219	253	0.06%
Time deposits	478,265	3,391	0.95%	513,072	3,259	0.85%
Total interest-bearing deposits	1,460,243	3,847	0.35%	1,420,556	3,674	0.35%
Borrowings
Federal funds purchased	-	-	-	2	-	0.00%
Retail repurchase agreements	3,836	3	0.10%	61,951	31	0.07%
Wholesale repurchase agreements	25,000	603	3.22%	25,000	602	3.22%
FHLB advances and other borrowings	49,267	1,494	4.05%	57,357	1,754	4.09%
Total borrowings	78,103	2,100	3.59%	144,310	2,387	2.21%
Total interest-bearing liabilities	1,538,346	5,947	0.52%	1,564,866	6,061	0.52%
Noninterest-bearing demand deposits	444,672			435,825
Other liabilities	28,257			21,905
Total liabilities	2,011,275			2,022,596
Stockholders' equity	343,562			347,563
Total liabilities and stockholders' equity	$2,354,837			$2,370,159
Net interest income, FTE		$68,336			$66,933
Net interest rate spread			4.20%			4.11%
Net interest margin			4.35%			4.25%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Interest on loans included non-cash purchase accounting accretion income of $4.26 million for the nine months ended September 30, 2018 and 2017.
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2018 Compared to 2017				September 30, 2018 Compared to 2017
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$(1,881)	$1,529	$219	$(133)	$(1,627)	$1,983	$(47)	$309
Securities available-for-sale	829	(13)	(542)	274	517	(140)	(17)	360
Securities held-to-maturity	(2)	(1)	2	(1)	(113)	63	(18)	(68)
Interest-bearing deposits with other banks	(85)	369	(201)	83	313	254	121	688
Total interest earning assets	(1,139)	1,884	(522)	223	(910)	2,160	39	1,289

Interest paid on(1)
Demand deposits	52	(167)	65	(50)	66	(132)	(29)	(95)
Savings deposits	(4)	133	(87)	42	(2)	141	(3)	136
Time deposits	(302)	338	(34)	2	(221)	379	(26)	132
Retail repurchase agreements	(28)	20	(1)	(9)	(29)	17	(16)	(28)
Wholesale repurchase agreements	-	-	-	-	-	1	-	1
FHLB advances and other borrowings	(66)	(2)	45	(23)	(247)	(15)	2	(260)
Total interest-bearing liabilities	(348)	322	(12)	(38)	(433)	391	(72)	(114)

Change in net interest income(1)	$(791)	$1,562	$(510)	$261	$(477)	$1,769	$111	$1,403

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018

Three-Month Comparison. Net interest income comprised 77.40% of total net interest and noninterest income in the third quarter of 2018 compared to 76.69% in the same quarter of 2017. Net interest income on a GAAP basis increased $275 thousand, or 1.25%, compared to an increase of $261 thousand, or 1.16%, on a FTE basis. The net interest margin on a FTE basis increased 10 basis points and the net interest spread on a FTE basis increased 10 basis points. Excluding the impact from non-cash purchase accounting accretion income, the net interest margin increased 16 basis points, or 4.00%, to 4.16% compared to 4.00% in the same quarter of 2017.

Average earning assets decreased $27.19 million, or 1.30%, primarily due to a decrease in average loans offset by an increase in available-for-sale securities. The yield on earning assets increased 11 basis points as the yields on loans and interest-bearing deposits increased. Average loans decreased $51.33 million, or 2.78%, and the average loan to deposit ratio decreased to 95.33% from 99.52% in the same quarter of 2017. Non-cash accretion income decreased $324 thousand, or 23.53%, due to continued acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $43.21 million, or 2.80%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities increased 1 basis point. Average borrowings decreased $56.91 million, or 42.73%, largely due to a $54.74 million, or 94.06%, decrease in average retail repurchase agreements and a $2.17 million, or 4.35%, decrease in average FHLB advances. Average interest-bearing deposits increased $13.70 million, or 0.97%, which was driven by a $75.17 million, or 19.54%, increase in average interest-bearing demand deposits offset by a $45.37 million, or 8.91%, decrease in average time deposits, and a $16.10 million, or 3.11%, decrease in average savings deposits, which include money market and savings accounts.

Nine-Month Comparison. Net interest income comprised 76.87% of total net interest and noninterest income in the first nine months of 2018 compared to 79.32% in the same period of 2017. Net interest income on a GAAP basis increased $1.48 million, or 2.26%, compared to an increase of $1.40 million, or 2.10%, on a FTE basis. The net interest margin on a FTE basis increased 10 basis points and the net interest spread on a FTE basis increased 9 basis points. Excluding the impact from non-cash purchase accounting accretion income, the net interest margin increased 10 basis points, or 2.51%, to 4.08% compared to 3.98% in the same period of 2017.

Average earning assets decreased $3.79 million, or 0.18%, primarily due to a decrease in average loans offset by increases in interest-bearing deposits and available-for-sale securities. The yield on earning assets increased 9 basis points and the yield on loans increased 14 basis points. Average loans decreased $44.29 million, or 2.40%, and the average loan to deposit ratio decreased to 94.37% from 99.22% in the same period of 2017. Non-cash accretion income remained steady at $4.26 million.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $26.52 million, or 1.69%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities remained unchanged at 52 basis points. Average borrowings decreased $66.21 million, or 45.88%, largely due to a $58.12 million, or 93.81%, decrease in average retail repurchase agreements and an $8.09 million, or 14.10%, decrease in average FHLB advances. Average interest-bearing deposits increased $39.69 million, or 2.79%, which was driven by an $84.82 million, or 22.07%, increase in average interest-bearing demand deposits offset by a $34.81 million, or 6.78%, decrease in average time deposits, and a $10.32 million, or 1.97%, decrease in average savings deposits, which include money market and savings accounts.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations decreased $235 thousand, or 32.19%, to $495 thousand in the third quarter of 2018 compared to the same quarter of 2017, which was attributed to the non-PCI provision. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Nine-Month Comparison. The provision charged to operations decreased $671 thousand, or 31.12%, to $1.49 million in the first nine months of 2018 compared to the same period of 2017, which was attributed to the non-PCI provision.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$791	$758	$33	4.35%	$2,408	$2,339	$69	2.95%
Service charges on deposits	3,803	3,605	198	5.49%	10,883	10,078	805	7.99%
Other service charges and fees	1,925	1,709	216	12.64%	5,716	5,156	560	10.86%
Insurance commissions	299	306	(7)	-2.29%	966	1,004	(38)	-3.78%
Net loss on sale of securities	(618)	-	(618)	-	(618)	(657)	39	-5.94%
Net FDIC indemnification asset amortization	(645)	(268)	(377)	140.67%	(1,602)	(3,186)	1,584	-49.72%
Other operating income	964	593	371	62.56%	2,393	2,336	57	2.44%
Total noninterest income	$6,519	$6,703	$(184)	-2.75%	$20,146	$17,070	$3,076	18.02%

Three-Month Comparison. Noninterest income comprised 22.60% of total net interest and noninterest income in the third quarter of 2018 compared to 23.31% in the same quarter of 2017. Noninterest income decreased $184 thousand, or 2.75%, primarily due to the net loss on the sale of securities and the increase in net negative amortization related to the FDIC indemnification asset. Service charges on deposits and other service charges and fees increased $414 thousand, or 7.79%, primarily from increases in checking account fees and a $162 thousand, or 12.62%, increase in net interchange income. Other operating income increased primarily due to certain third-party incentive payments associated with debit cards and demand deposit accounts. Excluding the impact from sales of securities and net FDIC and indemnification asset amortization, noninterest income increased $811 thousand, or 11.63%, to $7.78 million in the third quarter of 2018, from $6.97 million in the same quarter of 2017.

Nine-Month Comparison. Noninterest income comprised 23.13% of total net interest and noninterest income in the first nine months of 2018 compared to 20.68% in the same period of 2017. Noninterest income increased $3.08 million, or 18.02%, primarily due to the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage expired June 30, 2017, for commercial loans. Service charges on deposits and other service charges and fees increased $1.37 million, or 8.96%, primarily from increases in checking account fees and a $432 thousand, or 11.34%, increase in net interchange income. Other operating income increased primarily due to certain third-party incentive payments associated with debit cards offset by the recognition of $459 thousand in death proceeds from bank owned life insurance in the first nine months of 2017. Excluding the impact from sales of securities, net FDIC indemnification asset amortization, and bank owned life insurance proceeds, noninterest income increased $1.78 million, or 8.70%, to $22.23 million in the first nine months of 2018, from $20.45 million in the same period of 2017.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2018	2017	(Decrease)	% Change	2018	2017	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$8,983	$9,001	$(18)	-0.20%	$27,417	$26,771	$646	2.41%
Occupancy expense	1,075	1,082	(7)	-0.65%	3,408	3,671	(263)	-7.16%
Furniture and equipment expense	985	1,133	(148)	-13.06%	2,976	3,311	(335)	-10.12%
Service fees	1,134	705	429	60.85%	2,813	2,645	168	6.35%
Advertising and public relations	478	551	(73)	-13.25%	1,461	1,700	(239)	-14.06%
Professional fees	337	339	(2)	-0.59%	1,074	1,978	(904)	-45.70%
Amortization of intangibles	261	266	(5)	-1.88%	785	790	(5)	-0.63%
FDIC premiums and assessments	234	227	7	3.08%	697	698	(1)	-0.14%
Loss on extinguishment of debt	1,096	-	1,096	-	1,096	-	1,096	-
Goodwill impairment	1,492	-	1,492	-	1,492	-	1,492	-
Other operating expense	2,056	3,173	(1,117)	-35.20%	9,188	8,655	533	6.16%
Total noninterest expense	$18,131	$16,477	$1,654	10.04%	$52,407	$50,219	$2,188	4.36%

Three-Month Comparison. Noninterest expense increased $1.65 million, or 10.04%, in the third quarter of 2018 compared to the same quarter of 2017, which was largely due to the one-time $1.49 million goodwill impairment associated with the decision to divest the remaining insurance agency assets and the $1.10 million prepayment penalty related to the remaining FHLB advances. These increases were offset by a decrease in other operating expense, which included a $576 thousand decrease in the net loss on sales and expenses related to other real estate owned (“OREO”) to $71 thousand from $647 thousand in the third quarter of 2017 and a $508 thousand net reduction in accrued franchise tax.

Nine-Month Comparison. Noninterest expense increased $2.19 million, or 4.36%, in the first nine months of 2018 compared to the same period of 2017, which was largely due to the one-time goodwill impairment and the FHLB prepayment penalty offset by a decrease in professional fees, which were largely due to a reduction in legal fees. The increase in other operating expense included a $910 thousand increase in property write-downs offset by a $203 thousand decrease in the net loss on sales and expenses related to OREO to $985 thousand in the first nine months of 2018 from $1.19 million in the first nine months of 2017.

Income Tax Expense

The Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted on December 22, 2017. Among other things, the new law establishes a new, flat corporate federal statutory income tax rate of 21%; eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; limits the deduction for net interest expense incurred by U.S. corporations; allows businesses to immediately expense the cost of new investments in certain qualified depreciable assets for tax purposes; eliminates or reduces certain deductions related to meals and entertainment expenses; modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and limits the deductibility of deposit insurance premiums. As a result of the Tax Reform Act, we recognized tax expense totaling $6.55 million during the fourth quarter of 2017 related to the revaluation of our deferred tax balances, which included provisional estimates primarily related to certain purchase accounting, indemnification asset, intangible, and depreciation items. During the third quarter of 2018, we recorded a $1.67 million reduction in tax expense related to the completion of the deferred tax asset revaluation analysis and the finalization of our 2017 tax returns.

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. The Tax Reform Act enacted on December 22, 2017, reduced our federal statutory income tax rate from 35% to 21% beginning January 1, 2018. Income tax expense decreased $2.78 million, or 71.29%, and the effective tax rate decreased to 10.94% in the third quarter of 2018 from 33.73% in the same quarter of 2017 primarily due to the enactment of the Tax Reform Act and the completion of the deferred tax asset revaluation, which resulted in a $1.67 million reduction in tax expense.

Nine-Month Comparison. Income tax expense decreased $3.72 million, or 37.57%, and the effective tax rate decreased to 18.62% in the third quarter of 2018 from 32.83% in the same quarter of 2017 primarily due to the enactment of the Tax Reform Act and the deferred tax asset revaluation as discussed above.

Non-GAAP Financial Measures

In addition to financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures that management believes provide investors with important information useful in understanding our operational performance and comparing our financial measures with other financial institutions. The non-GAAP financial measure presented in this report includes net interest income on a FTE basis. We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 21% beginning January 1, 2018, and 35% prior to January 1, 2018. While we believe certain non-GAAP financial measures enhance understanding of our business and performance, they are supplemental and not a substitute for, or more important than, financial measures prepared on a GAAP basis. Our non-GAAP financial measures may not be comparable to those reported by other financial institutions. The reconciliations of non-GAAP to GAAP measures are presented below.

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
(Amounts in thousands)
Net interest income, GAAP	$22,325	$22,050	$66,966	$65,485
FTE adjustment(1)	456	470	1,370	1,448
Net interest income, FTE	22,781	22,520	68,336	66,933

Net interest margin, GAAP	4.27%	4.17%	4.26%	4.16%
FTE adjustment(1)	0.09%	0.09%	0.09%	0.09%
Net interest margin, FTE	4.36%	4.26%	4.35%	4.25%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018

Financial Condition

Total assets as of September 30, 2018, decreased $118.77 million, or 4.97%, to $2.27 billion from $2.39 billion as of December 31, 2017. Total liabilities as of September 30, 2018, decreased $106.46 million, or 5.22%, to $1.93 billion from $2.04 billion as of December 31, 2017.

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

Available-for-sale debt securities as of September 30, 2018, decreased $1.93 million, or 1.17%, compared to December 31, 2017, and included the sale of our remaining single issue trust preferred securities. The market value of debt securities available for sale as a percentage of amortized cost was 99.05% as of September 30, 2018, compared to 100.75% as of December 31, 2017. Held-to-maturity debt securities as of September 30, 2018, decreased $102 thousand, or 0.41%, compared to December 31, 2017. The market value of debt securities held to maturity as a percentage of amortized cost was 99.73% as of September 30, 2018, compared to 99.74% as of December 31, 2017.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three months ended September 30, 2018 or 2017. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of September 30, 2018, decreased $26.28 million, or 1.45%, compared to December 31, 2017, primarily due to an $18.81 million, or 1.05%, decrease in non-covered loans, which was driven by declines in owner occupied construction; multi-family residential; and non-farm, non-residential segments. Covered loans decreased $7.47 million, or 26.71%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$62,657	3.50%	$60,017	3.30%	$72,952	3.97%
Commercial and industrial	105,603	5.90%	92,188	5.07%	90,184	4.91%
Multi-family residential	112,710	6.29%	125,202	6.89%	125,997	6.86%
Single family non-owner occupied	142,591	7.96%	141,670	7.80%	143,213	7.79%
Non-farm, non-residential	606,800	33.88%	616,633	33.93%	613,380	33.38%
Agricultural	9,016	0.50%	7,035	0.39%	6,096	0.33%
Farmland	20,872	1.17%	25,649	1.41%	27,897	1.52%
Total commercial loans	1,060,249	59.20%	1,068,394	58.79%	1,079,719	58.76%
Consumer real estate loans
Home equity lines	96,819	5.41%	103,205	5.68%	102,888	5.60%
Single family owner occupied	520,363	29.05%	502,686	27.66%	501,242	27.27%
Owner occupied construction	17,889	1.00%	39,178	2.16%	47,034	2.56%
Total consumer real estate loans	635,071	35.46%	645,069	35.50%	651,164	35.43%
Consumer and other loans
Consumer loans	69,974	3.91%	70,772	3.89%	70,695	3.85%
Other	5,132	0.29%	5,001	0.28%	4,856	0.26%
Total consumer and other loans	75,106	4.20%	75,773	4.17%	75,551	4.11%
Total non-covered loans	1,770,426	98.86%	1,789,236	98.46%	1,806,434	98.30%
Total covered loans	20,483	1.14%	27,948	1.54%	31,287	1.70%
Total loans held for investment, net of unearned income	1,790,909	100.00%	1,817,184	100.00%	1,837,721	100.00%
Less: allowance for loan losses	18,256		19,276		19,206
Total loans held for investment, net of unearned income and allowance	$1,772,653		$1,797,908		$1,818,515

The following table presents covered loans, by loan class, as of the dates indicated:

	September 30, 2018		December 31, 2017		September 30, 2017
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$35	0.17%	$39	0.14%	$40	0.13%
Single family non-owner occupied	245	1.20%	284	1.02%	292	0.93%
Non-farm, non-residential	7	0.03%	9	0.03%	10	0.03%
Total commercial loans	287	1.40%	332	1.19%	342	1.09%
Consumer real estate loans
Home equity lines	16,804	82.04%	23,720	84.87%	26,850	85.82%
Single family owner occupied	3,392	16.56%	3,896	13.94%	4,095	13.09%
Total consumer real estate loans	20,196	98.60%	27,616	98.81%	30,945	98.91%
Total covered loans	$20,483	100.00%	$27,948	100.00%	$31,287	100.00%

Risk Elements

We seek to mitigate credit risk by following specific underwriting practices and by ongoing monitoring of our loan portfolio. Our underwriting practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for loan losses. We track certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company’s loan review function generally analyzes all commercial loan relationships greater than $4.00 million annually and at various times during the year. Smaller commercial and retail loans are sampled for review during the year.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2018	December 31, 2017	September 30, 2017
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$20,542	$18,997	$18,942
Accruing loans past due 90 days or more	46	1	-
TDRs(1)	200	120	141
Total nonperforming loans	20,788	19,118	19,083
Non-covered OREO	4,754	2,409	3,543
Total non-covered nonperforming assets	$25,542	$21,527	$22,626

Covered nonperforming
Nonaccrual loans	$330	$342	$420
Total nonperforming loans	330	342	420
Covered OREO	44	105	54
Total covered nonperforming assets	$374	$447	$474

Total nonperforming
Nonaccrual loans	$20,872	$19,339	$19,362
Accruing loans past due 90 days or more	46	1	-
TDRs(1)	200	120	141
Total nonperforming loans	21,118	19,460	19,503
OREO	4,798	2,514	3,597
Total nonperforming assets	$25,916	$21,974	$23,100

Additional Information
Performing TDRs(2)	$6,942	$7,614	$8,101
Total TDRs(3)	7,142	7,734	8,242

Non-covered ratios
Nonperforming loans to total loans	1.17%	1.07%	1.06%
Nonperforming assets to total assets	1.14%	0.91%	0.97%
Non-PCI allowance to nonperforming loans	87.82%	100.83%	100.64%
Non-PCI allowance to total loans	1.03%	1.08%	1.06%

Total ratios
Nonperforming loans to total loans	1.18%	1.07%	1.06%
Nonperforming assets to total assets	1.14%	0.92%	0.97%
Allowance for loan losses to nonperforming loans	86.45%	99.05%	98.48%
Allowance for loan losses to total loans	1.02%	1.06%	1.05%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $550 thousand, $169 thousand, and $15 thousand for the periods ended September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.66 million, $1.76 million, and $1.50 million for the periods ended September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $2.21 million, $1.93 million, and $1.52 million for the periods ended September 30, 2018, December 31, 2017, and September 30, 2017, respectively.

Non-covered nonperforming assets as of September 30, 2018, increased $4.02 million, or 18.65%, from December 31, 2017, primarily due to an increase in non-covered nonaccrual loans and non-covered OREO. Non-covered nonaccrual loans as of September 30, 2018, increased $1.55 million, or 8.13%, from December 31, 2017. As of September 30, 2018, non-covered nonaccrual loans were largely attributed to single family owner occupied (51.48%) and non-farm, non-residential (19.28%) loans. As of September 30, 2018, approximately $1.84 million, or 8.94%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $27.28 million as of September 30, 2018, a decrease of $3.43 million, or 11.17%, compared to $30.71 million as of December 31, 2017. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.54% as of September 30, 2018, which includes past due loans (0.38%) and nonaccrual loans (1.16%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2018, decreased $592 thousand, or 7.65%, to $7.14 million from December 31, 2017. Unseasoned and nonperforming accruing TDRs as of September 30, 2018, increased $80 thousand to $200 thousand compared to December 31, 2017. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 2.80% as of September 30, 2018, compared to 1.55% as of December 31, 2017. Specific reserves on TDRs totaled $632 thousand as of September 30, 2018, compared to $642 thousand as of December 31, 2017.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $2.35 million, or 97.34%, as of September 30, 2018, compared to December 31, 2017, and consisted of 21 properties with an average holding period of 8 months. The net loss on the sale of OREO totaled $63 thousand for the three months ended September 30, 2018, compared to $522 thousand for the same period of the prior year and $838 thousand for the nine months ended September 30, 2018, compared to $943 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2018			2017
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$2,409	$105	$2,514	$5,109	$276	$5,385
Additions	4,135	-	4,135	1,256	26	1,282
Disposals	(1,224)	(55)	(1,279)	(2,169)	(218)	(2,387)
Valuation adjustments	(566)	(6)	(572)	(653)	(30)	(683)
Ending balance	$4,754	$44	$4,798	$3,543	$54	$3,597

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of September 30, 2018, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of September 30, 2018; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of September 30, 2018, decreased $1.02 million, or 5.29%, from December 31, 2017. The decrease was largely attributed to an $844 thousand decrease in specific reserves on impaired loans. The non-PCI allowance as a percent of non-covered loans totaled 1.03% as of September 30, 2018, compared to 1.08% as of December 31, 2017. PCI loans were aggregated into five loan pools as of September 30, 2018, and December 31, 2017: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of September 30, 2018, or December 31, 2017. Net charge-offs increased $1.41 million for the three months ended September 30, 2018, compared to the same period of the prior year, and $1.61 million for the nine months ended September 30, 2018, compared to the same period of the prior year. The increase in net charge-offs was driven by one loan relationship in the single family owner occupied segment that was fully reserved.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Three Months Ended September 30,
	2018			2017
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$19,583	$-	$19,583	$18,878	$8	$18,886
Provision for (recovery of) loan losses charged to operations	495	-	495	738	(8)	730
Charge-offs	(2,177)	-	(2,177)	(717)	-	(717)
Recoveries	355	-	355	307	-	307
Net charge-offs	(1,822)	-	(1,822)	(410)	-	(410)
Ending balance	$18,256	$-	$18,256	$19,206	$-	$19,206

	Nine Months Ended September 30,
	2018			2017
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$19,276	$-	$19,276	$17,936	$12	$17,948
Provision for (recovery of) loan losses charged to operations	1,485	-	1,485	2,168	(12)	2,156
Charge-offs	(3,625)	-	(3,625)	(1,976)	-	(1,976)
Recoveries	1,120	-	1,120	1,078	-	1,078
Net charge-offs	(2,505)	-	(2,505)	(898)	-	(898)
Ending balance	$18,256	$-	$18,256	$19,206	$-	$19,206

Deposits

Total deposits as of September 30, 2018, decreased $54.04 million, or 2.80%, compared to December 31, 2017. Time deposits, which consist of certificates of deposit and individual retirement accounts, decreased $40.14 million; savings deposits, which consist of money market accounts and savings accounts, decreased $17.67 million; and interest-bearing demand deposits decreased $6.03 million while noninterest-bearing demand deposits increased $9.80 million as of September 30, 2018, compared to December 31, 2017.

Borrowings

Total borrowings as of September 30, 2018, decreased $49.94 million, or 62.35%, compared to December 31, 2017. Short-term borrowings, which consist of retail repurchase agreements, increased $65 thousand, or 1.28%, while the weighted average rate increased 3 basis points to 0.10% as of September 30, 2018, compared to December 31, 2017. Long-term borrowings consisted of a wholesale repurchase agreement that totaled $25.00 million with a weighted average contractual rate of 3.18% as of September 30, 2018, and December 31, 2017. During the third quarter of 2018, we prepaid our remaining $50.00 million FHLB convertible advance and incurred a prepayment penalty of $1.10 million. The prepayment was funded with cash and equivalents on hand, as well as the proceeds from the sale of single issue trust preferred investment securities, and is anticipated to result in annualized net pre-tax savings of approximately $800 thousand.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2018, the Company’s cash reserves totaled $21.24 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of September 30, 2018. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2018, our unencumbered cash totaled $73.68 million, unused borrowing capacity from the FHLB totaled $411.31 million, available credit from the FRB Discount Window totaled $6.00 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $125.80 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
(Amounts in thousands)
Net cash provided by operating activities	$37,146	$23,238
Net cash provided by investing activities	21,198	37,638
Net cash used in financing activities	(142,616)	(32,064)
Net (decrease) increase in cash and cash equivalents	(84,272)	28,812
Cash and cash equivalents, beginning balance	157,951	76,307
Cash and cash equivalents, ending balance	$73,679	$105,119

Cash and cash equivalents decreased $84.27 million for the nine months ended September 30, 2018, compared to an increase of $28.81 million for the same period of the prior year. The decrease was primarily due to a $110.55 million increase in net cash used in financing activities due to a net decrease in deposit accounts, the repayment of FHLB borrowings, an increase in cash dividends, and an increase in the repurchase of treasury stock. Net cash provided by investing activities decreased $16.44 million largely due to the purchase of available for sale securities. Net cash provided by operating activities increased $13.91 million primarily due to an increase in net income and a decrease in other operating activities.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2018, decreased $12.31 million, or 3.51%, to $338.40 million from $350.71 million as of December 31, 2017. The change in stockholders’ equity was largely due to the repurchase of 670,016 shares of our common stock totaling $21.29 million and dividends declared on our common stock of $17.68 million, which includes a one-time special dividend totaling $8.13 million, offset by net income of $27.03 million. Accumulated other comprehensive loss increased $1.98 million to $2.82 million as of September 30, 2018, compared to December 31, 2017, primarily due to net unrealized losses on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. Our book value per common share increased $0.02, or 0.10%, to $20.65 as of September 30, 2018, from $20.63 as of December 31, 2017.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and will be phased in over a four-year period (increasing by an additional 0.625% each year until it reaches 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2017 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 5.75% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.25% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.25% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2018		December 31, 2017
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.95%	12.31%	13.98%	12.47%
Tier 1 risk-based capital ratio	13.95%	12.31%	13.98%	12.47%
Total risk-based capital ratio	15.01%	13.37%	15.06%	13.55%
Tier 1 leverage ratio	10.85%	9.56%	11.06%	9.84%

Our risk-based capital ratios as of September 30, 2018, decreased from December 31, 2017, due to a decrease in Tier 1 and total risk-based capital. As of September 30, 2018, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of September 30, 2018.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2018	December 31, 2017
(Amounts in thousands)
Commitments to extend credit	$213,313	$243,147
Financial letters of credit	250	250
Performance letters of credit(1)	148,481	131,337
Total off-balance sheet risk	$362,044	$374,734

Reserve for unfunded commitments	$66	$66

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

During the third quarter of 2018, the Federal Open Market Committee increased the benchmark federal funds rate to a range of 200 to 225 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	September 30, 2018		December 31, 2017
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$(1,036)	-1.2%	$3,759	4.3%
200	(457)	-0.5%	2,756	3.2%
100	(101)	-0.1%	1,535	1.8%
(100)	(3,714)	-4.2%	(4,405)	-5.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of September 30, 2018, exposure to interest rate risk is within our defined policy limits.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of September 30, 2018, we maintained interest rate swap agreements with notional amounts totaling $5.57 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair values of the swap agreements, which are accounted for as fair value hedges, were recorded as a derivative asset totaling $145 thousand as of September 30, 2018, and a derivative liability totaling $90 thousand as of December 31, 2017. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 195,776 shares of our common stock during the third quarter of 2018 compared to 39,516 shares during the same quarter of 2017 and 670,016 shares during the first nine months of 2018 compared to 50,118 shares during the same period of 2017.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

July 1-31, 2018	6,000	$32.96	6,000	1,786,979
August 1-31, 2018	98,650	33.38	98,650	1,696,958
September 1-30, 2018	91,126	33.82	91,126	1,608,723
Total	195,776	$33.57	195,776

(1)

On June 27, 2018, our Board of Directors increased the number of shares authorized under the stock repurchase plan by 1,600,000 shares. Our stock repurchase plan, as amended, authorizes the purchase and retention of up to 6,600,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases. We held 4,991,277 shares in treasury as of September 30, 2018.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

2.1

Agreement and Plan of Reincorporation and Merger between First Community Bancshares, Inc. and First Community Bankshares, Inc., incorporated by reference to Appendix A of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018

3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated and filed October 2, 2018
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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

10.9.1**	First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009
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

10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.14**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.17**	Employment Agreement between First Community Bank and Mark R. Evans, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009
11	Statement Regarding Computation of Earnings per Share, incorporated by reference to Note 11 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of this report
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2018, (Unaudited) and December 31, 2017; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017 ; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2018 and 2017; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the nine months ended September 30, 2018 and 2017; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2018 and 2017; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

(1)	On October 2, 2018, First Community Bancshares, Inc., a Nevada corporation, merged with and into First Community Bankshares, Inc., a Virginia corporation, pursuant to an Agreement and Plan of Reincorporation and Merger (the “Merger”) with First Community Bankshares, Inc. continuing as the surviving corporation.
*	Filed herewith
**	Indicates a management contract or compensation plan or agreement. These contracts, plans, or agreements were assumed by First Community Bankshares, Inc. in connection with the Merger.
***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of November, 2018.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)