Form 10-K
period 2018-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2019-03-01
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

Commission file number 000-19297

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☑ No

As of June 30, 2018, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $403.76 million.

As of February 26, 2019, there were 15,799,187 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2018 FORM 10-K

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

General

First Community Bankshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of the Commonwealth of Virginia in 2018. The Company is the successor to First Community Bancshares, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reincorporation and Merger, the sole purpose of which was to change the Company’s state of incorporation from Nevada to Virginia. The reincorporation was completed on October 2, 2018. The Company’s principal executive office is located at One Community Place, Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates as First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

We focus on building financial partnerships and creating enduring and complete relationships with businesses and individuals through a personal and local approach to banking and financial services. We strive to be the bank of choice in the markets we serve by offering impeccable service and a complete line of competitive products that include:

●	demand deposit accounts, savings and money market accounts, certificates of deposit, and individual retirement arrangements;
●	commercial, consumer, and real estate mortgage loans and lines of credit;
●	various credit card, debit card, and automated teller machine card services;
●	corporate and personal trust services; and
●	investment management services.

Our operations are guided by a strategic plan that focuses on organic growth supplemented by strategic acquisitions of complementary financial institutions. For a summary of our financial performance, see Item 6, “Selected Financial Data,” in Part II of this report.

Employees

As of December 31, 2018, we had 519 full-time equivalent employees. Our employees are not represented by collective bargaining agreements and we consider employee relations to be excellent.

Market Area

As of December 31, 2018, we operated 44 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking. Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education, government, and health services; coal mining and gas extraction; retail trade; construction; manufacturing; tourism; and transportation.

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

First Community Bankshares, Inc.

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

First Community Bank

The Bank is a Virginia chartered bank and a member of the Federal Reserve subject to supervision, regulation, and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Bank (“FRB”) of Richmond. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and its deposits are insured by the FDIC to the extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business, including requirements concerning the allowance for loan losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends, loans to affiliates, mergers and acquisitions, capital, and the establishment of branches. Various consumer and compliance laws and regulations also affect the Bank’s operations.

As a member bank, the Bank is required to hold stock in the FRB of Richmond in an amount equal to 6% of its capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve as a result of owning the stock and the stock cannot be sold or traded.

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

●

requires financial holding companies, such as the Company, to be well-capitalized and well-managed (bank holding companies and banks must also be well-capitalized and well-managed to engage in interstate bank acquisitions);

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

Capital Requirements

We are subject to various regulatory capital requirements administered by the Federal Reserve. The current risk-based capital requirements are based on the December 2010 international capital standards of the Basel Committee on Banking Supervision (“Basel Committee”), known as Basel III.

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

Basel III Capital Rules introduced a capital conservation buffer designed to absorb losses during periods of economic stress. The capital conservation buffer was implemented on January 1, 2016, at 0.625% and was phased in over a four-year period (increased an additional 0.625% each year until it reached 2.5% on January 1, 2019). Basel III Capital Rules also provide for a countercyclical capital buffer that applies to certain covered institutions; however, the buffer does not apply to the Company or the Bank. Banking institutions with a CET1 to risk-weighted assets ratio above the minimum but below the conservation buffer (or below the combined capital conservation buffer and countercyclical capital buffer, if applicable) face constraints on dividends, equity repurchases, and compensation based on the amount of the shortfall.

When fully phased in on January 1, 2019, Basel III Capital Rules will require an additional capital conservation buffer of 2.5% of CET1, effectively resulting in the following minimum ratios:

●	7.0% CET1 to risk-weighted assets
●	8.5% Tier 1 capital to risk-weighted assets
●	10.5% Total capital to risk-weighted assets
●	4.0% Tier 1 leverage ratio

In August 2018, the Federal Reserve issued an interim final rule, which expanded the applicability of the Small Bank Holding Company Policy Statement through an increase in the size limitation for qualifying bank holding companies from $1 billion to $3 billion in total consolidated assets. As a result, the Company qualifies under the Small Bank Holding Company Policy Statement for exemption from the Federal Reserve’s consolidated risk-based capital requirements at the holding company level. Management believes that the Company and the Bank would meet all capital adequacy requirements under Basel III Capital Rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2018.

Basel III Capital Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 10% of CET1 or all such categories, in the aggregate, exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015, at 40% and were phased in over a four-year period (increasing an additional 20% each year until it reached 100% on January 1, 2018).

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2018. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Deposit Insurance and Assessments

Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to quarterly deposit insurance assessments to maintain the DIF. Deposit insurance premiums are assessed using a risk-based system that places FDIC-insured institutions into one of four risk categories based on capital, supervisory ratings and other factors. The assessment rate determined by considering such information is then applied to the institution's average assets minus average tangible equity to determine the institution's insurance premium. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the DIF. The Dodd-Frank Act required that the minimum reserve ratio for the DIF increase from 1.15% to 1.35% by September 30, 2020. Under the FDIA, the FDIC may terminate deposit insurance if it determines that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s FDIC deposit insurance assessments were $840 thousand in 2018, $797 thousand in 2017, and $1.25 million in 2016.

In addition, all FDIC-insured institutions must pay annual assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”). The FICO is a mixed-ownership government corporation that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The Bank’s FICO assessments, which are set quarterly, were $66 thousand in 2018, $113 thousand in 2017, and $124 thousand in 2016.

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

Available Information

We file annual, quarterly, and current reports; proxy statements; and other information with the SEC. You may read and copy any document we file with the SEC at the SEC’s website at www.sec.gov that contains reports, proxy and information statements, and other information that issuers file electronically with the SEC. We maintain a website at www.firstcommunitybank.com that makes available, free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other information, including any amendments to those reports as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. You are encouraged to access these reports and other information about our business from the Investor Relations section of our website. The Investor Relations section contains information about our Board of Directors, executive officers, and corporate governance policies and principles, which include the charters of the standing committees of the Board of Directors, the Insider Trading Policy, and the Standards of Conduct governing our directors, officers, and employees. Information on our website is not incorporated by reference in this report.

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

In recent years, economic growth and business activity across a wide range of industries has been slow and uneven. There are continuing concerns related to the level of U.S. government debt, fiscal actions that may be taken to address that debt, energy price volatility, global economic conditions, and significant uncertainty with respect to domestic and international fiscal and monetary policy. Economic pressure on consumers and uncertainty about continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. There can be no assurance that these conditions will improve or that these conditions will not worsen. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

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

Our larger competitors may have substantially greater resources and lending limits, name recognition, and market presence that allow them to offer products and services that we do not offer and to price loans and deposits more aggressively than we do. The expansion of non-bank competitors, which may have fewer regulatory constraints and lower cost structures, has intensified competitive pressures on core deposit generation and retention. For additional information, see “Competition” in Item 1 of this report. Our success depends, in part, on our ability to attract and retain customers by adapting our products and services to evolving customer needs and industry and economic conditions. Failure to perform in any of these areas could weaken our competitive position, reduce deposits and loan originations, and adversely affect our financial condition, results of operations, cash flows, and prospects.

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

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset/liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to cover actual loan losses and an increase in the loan loss provision could materially and adversely affect our operating results. Federal regulatory agencies regularly review our loans and allowance for loan losses as an integral part of the examination process. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations. For additional information, see “Fair Value Measurements” and “Allowance for Loan Losses” in the “Critical Accounting Policies” section in Part II, Item 7 and Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

A decline in the estimated fair value of the investment portfolio may result in a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Unrealized losses are recorded even though the securities are not sold or held for sale. If a debt security is never sold and no credit impairment exists, the decrease is recovered at the security’s maturity. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time. We conduct quarterly reviews of our securities portfolio to determine if unrealized losses are temporary or other than temporary. No assurance can be given that we will not need to recognize other-than-temporary impairment (“OTTI”) charges in the future. Additional OTTI charges may materially affect our financial condition and earnings. For additional information, see Note 1, “Basis of Presentation and Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2018, commercial business and real estate loans totaled $994 million, or 55.97%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $8.81 million and largest outstanding commercial real estate loan was $10.60 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2018, commercial construction loans totaled $64 million, or 3.58% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $8.25 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

We test goodwill for impairment annually, or more frequently if events or circumstances indicate there may be impairment, using either a quantitative or qualitative assessment. If we determine that the carrying amount of a reporting unit is greater than its fair value, a goodwill impairment charge is recognized for the difference, but limited to the amount of goodwill allocated to that reporting unit. Unfavorable or uncertain economic and market conditions may trigger additional impairment charges that may cause an adverse effect on our earnings and financial position. For additional information, see “Goodwill and Other Intangible Assets” in the “Critical Accounting Policies” section in Part II, Item 7 and Note 1, “Basis of Presentation and Accounting Policies,” and Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

We are subject to certain obligations under FDIC loss share agreements that specify how to manage, service, report, and request reimbursement for losses incurred on covered assets.

Our ability to receive benefits under FDIC loss share agreements is subject to compliance with certain requirements, oversight and interpretation, and contractual term limitations. Our obligations under loss share agreements are extensive, and failure to follow any obligations could result in a specific asset, or group of assets, losing loss share coverage. Reimbursement requests are subject to FDIC review and may be delayed or disallowed if we do not comply with our obligations. Losses projected to occur during the loss share term may not be realized until after the expiration of the applicable agreement; consequently, those losses may have a material adverse impact on our results of operations. Our current loss estimates only include those projected to occur during the loss share period and for which we expect reimbursement from the FDIC at the applicable reimbursement rate. We are subject to FDIC audits to ensure compliance with the loss share agreements. The loss share agreements are subject to interpretation by the FDIC and us; therefore, disagreements about the coverage of losses, expenses, and contingencies may arise. The realization of benefits to be received from the FDIC ultimately depends on the performance of the underlying covered assets, the passage of time, claims paid by the FDIC, and interpretation; therefore, the amount received could differ materially from the carrying value of expected reimbursements and have a material effect on our financial condition and results of operations. For additional information, see Note 1, “Basis of Presentation and Accounting Policies,” and Note 7, “FDIC Indemnification Asset,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Our success depends, in large part, on our ability to attract and retain key employees. Competition for the best people can be intense. The unexpected loss of key personnel could have a material adverse impact on our business due to the loss of certain skills, market knowledge, and industry experience and the difficulty of promptly finding qualified replacement personnel. Certain existing and proposed regulatory guidance on compensation may also negatively affect our ability to retain and attract skilled personnel.

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

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2018, the Bank provided financial services through a network of 44 branch locations in West Virginia (18 branches), Virginia (19 branches), North Carolina (5 branches), and Tennessee (2 branches). We own 42 of those branches and lease the remaining 2 branches. We also own our wealth management office and call center location. As of December 31, 2018, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 26, 2019, there were 2,222 record holders and 15,799,187 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 1,060,312 shares of our common stock in 2018, 50,118 shares of our common stock in 2017, and 1,182,294 shares in 2016.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2018	124,078	$33.76	124,078	1,484,645
November 1-30, 2018	137,248	34.42	137,248	1,347,397
December 1-31, 2018	128,970	32.62	128,970	1,218,427
Total	390,296	$33.62	390,296

(1)

On June 27, 2018, our Board of Directors increased the number of shares authorized under the stock repurchase plan by 1,600,000 shares. Our stock repurchase plan, as amended, authorizes the purchase of up to 6,600,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2018, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 41 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2013, and that all dividends are reinvested.

	Year Ended December 31,
	2013	2014	2015	2016	2017	2018

First Community Bankshares, Inc.	100.00	101.92	118.89	197.95	193.35	220.75
S&P 500 Index	100.00	113.69	115.26	129.05	157.22	150.33
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
S&P Global Asset & Regional Peer Group(1)	100.00	107.74	122.17	163.81	184.85	171.68

(1) Includes the following institutions: Access National Corporation; American National Bankshares Inc.; Atlantic Capital Bancshares, Inc.; Burke & Herbert Bank & Trust Company; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial Holdings, Inc.; Carolina Financial Corporation; Carter Bank & Trust; City Holding Company; CNB Corporation; Colony Bankcorp, Inc.; Community Bankers Trust Corporation; Entegra Financial Corp.; Fidelity Southern Corporation; First Bancshares, Inc.; First Citizens Bancshares, Inc.; First Community Bankshares, Inc.; First Community Corporation; First Farmers and Merchants Corporation; FVCBankcorp, Inc.; HomeTrust Bancshares, Inc.; Live Oak Bancshares, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; MVB Financial Corp.; National Bankshares, Inc.; National Commerce Corporation; Old Point Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Reliant Bancorp, Inc.; Select Bancorp, Inc.; SmartFinancial, Inc.; Southern BancShares (N.C.), Inc.; Southern First Bancshares, Inc.; Southern National Bancorp of Virginia, Inc.; Summit Financial Group, Inc.; TGR Financial, Inc.; Three Shores Bancorporation, Inc.; and Wilson Bank Holding Co.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data, derived from the audited financial statements, as of and for the five years ended December 31, 2018. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2018	2017	2016	2015	2014
Selected Balance Sheet Data
Investment debt securities	$178,129	$190,674	$212,639	$438,642	$383,826
Loans	1,775,084	1,817,184	1,852,948	1,706,541	1,691,208
Allowance for loan losses	18,267	19,276	17,948	20,233	20,227
Total assets	2,244,374	2,388,460	2,386,398	2,462,276	2,607,936
Average assets	2,330,611	2,370,321	2,455,458	2,520,934	2,608,570
Deposits	1,855,750	1,929,891	1,841,338	1,873,259	2,000,759
Borrowings	29,370	80,086	178,713	219,370	229,741
Total liabilities	1,911,517	2,037,746	2,047,341	2,119,259	2,256,562
Preferred stock	-	-	-	-	15,151
Total stockholders' equity	332,857	350,714	339,057	343,017	351,374
Average stockholders' equity	341,519	349,701	338,475	348,199	342,619

Summary of Operations
Interest income	$98,294	$95,308	$94,724	$96,102	$106,108
Interest expense	7,449	8,090	9,844	11,349	15,290
Net interest income	90,845	87,218	84,880	84,753	90,818
Provision for loan losses	2,393	2,771	1,255	2,191	145
Noninterest income	26,443	24,568	25,534	27,981	28,588
Noninterest expense	69,773	66,902	71,214	74,622	81,447
Income tax expense	8,782	20,628	12,819	11,381	12,324
Net income	36,340	21,485	25,126	24,540	25,490
Dividends on preferred stock	-	-	-	105	910
Net income available to common shareholders	36,340	21,485	25,126	24,435	24,580

Selected Share and Per Share Data
Basic earnings per common share	$2.19	$1.26	$1.45	$1.32	$1.34
Diluted earnings per common share	2.18	1.26	1.45	1.31	1.31
Cash dividends per common share	1.26	0.68	0.60	0.54	0.50
Book value per common share at year-end(1)	20.79	20.63	19.95	18.95	18.06

Weighted average basic shares outstanding	16,587,504	17,002,116	17,319,689	18,531,039	18,406,363
Weighted average diluted shares outstanding	16,666,385	17,077,842	17,365,524	18,727,464	19,483,054

Selected Ratios
Return on average assets	1.56%	0.91%	1.02%	0.97%	0.94%
Return on average common equity	10.64%	6.14%	7.42%	7.08%	7.51%
Average equity to average assets	14.65%	14.75%	13.78%	13.81%	13.13%
Dividend payout	57.51%	53.81%	41.36%	40.95%	37.44%
Common equity Tier 1 ratio(2)	13.72%	13.98%	13.88%	14.54%	N/A
Tier 1 risk-based capital ratio	13.72%	13.98%	14.74%	14.73%	16.43%
Total risk-based capital ratio	14.79%	15.06%	15.79%	15.95%	17.68%
Tier 1 leverage ratio	10.95%	11.06%	11.07%	10.62%	10.12%

(1) Book value per common share is defined as stockholders' equity divided by as-converted common shares outstanding.
(2) The common equity Tier 1 ratio became effective on January 1, 2015.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of December 31, 2018, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2018, the Trust Division and FCWM managed and administered $975 million in combined assets under various fee-based arrangements as fiduciary or agent.

Our acquisition and divestiture activity during the three years ended December 31, 2018, includes the completion of our Agreement and Plan of Reincorporation and Merger changing our corporate domicile from Nevada to Virginia on October 2, 2018; the sale of our remaining insurance agency assets to Bankers Insurance, LLC on October 1, 2018; the sale of Greenpoint Insurance Group, Inc. (“Greenpoint”) to Ascension Insurance Agency, Inc. on October 31, 2016; and the simultaneous sale of six branches to and purchase of seven branches from First Bank on July 15, 2016. For additional information, see Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Item 8 of this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and prevailing practices in the banking industry. Our accounting policies, as presented in Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. Management may be required to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates used, we have identified fair value measurements, the allowance for loan losses, goodwill and other intangible assets, and income taxes as the accounting areas that require the most subjective or complex judgments or are the most susceptible to change.

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

Our allowance for loan losses consists of reserves assigned to specific loans and credit relationships and general reserves assigned to loans not separately identified that have been segmented into groups with similar risk characteristics using our internal risk grades. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Factors considered in this evaluation include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. Individually significant loans require additional analysis that may include the borrower’s underlying cash flow and capacity for debt repayment, specific business conditions, and value of secondary sources of repayment; consequently, this analysis may result in the identification of weakness and a corresponding need for a specific reserve. No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. A provision for loan losses is recorded for any credit deterioration in purchased performing loans after the acquisition date. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2018. For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Goodwill and Other Intangible Assets

We test goodwill for impairment annually, or more frequently if events or circumstances indicate there may be impairment, using either a qualitative or quantitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We have one reporting unit, which is consistent with our sole operating segment, Community Banking. If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in assessing the fair value of our reporting unit. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference, but limited to the amount of goodwill allocated to the reporting unit. Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment. For additional information, see Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

The Tax Cuts and Jobs Act (“Tax Reform Act”) was enacted on December 22, 2017. Among other things, the new law established a new, flat corporate federal statutory income tax rate of 21%; eliminated the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; limits the deduction for net interest expense incurred by U.S. corporations; allows businesses to immediately expense the cost of new investments in certain qualified depreciable assets for tax purposes; eliminates or reduces certain deductions related to meals and entertainment expenses; modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and limits the deductibility of deposit insurance premiums for certain size financial institutions. The Tax Reform Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact us. For additional information, see Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Non-GAAP Financial Measures

In addition to financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures that provide useful information for financial and operational decision making, evaluating trends, and comparing financial results to other financial institutions. The non-GAAP financial measures presented in this report include certain financial measures presented on a fully taxable equivalent (“FTE”) basis. While we believe certain non-GAAP financial measures enhance the understanding of our business and performance, they are supplemental and not a substitute for, or more important than, financial measures prepared in accordance with GAAP and may not be comparable to those reported by other financial institutions. The reconciliations of non-GAAP to GAAP measures are presented below.

We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory income tax rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018. The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Net interest income, GAAP	$90,845	$87,218	$84,880
FTE adjustment(1)	1,822	1,914	2,081
Net interest income, FTE	$92,667	$89,132	$86,961

Net interest margin, GAAP	4.37%	4.14%	3.91%
FTE adjustment(1)	0.09%	0.09%	0.10%
Net interest margin, FTE	4.46%	4.23%	4.01%

(1) FTE basis of 21% for 2018 and 35% for 2017 and 2016

Performance Overview

Highlights of our results of operations in 2018, and financial condition as of December 31, 2018, include the following:

●

Net income increased $14.86 million to $36.34 million and diluted earnings per share increased $0.92 to $2.18 compared to the prior year. The large increase reflects the deferred tax asset revaluation charge taken in the fourth quarter of 2017.

●	GAAP net interest margin increased 23 basis points to 4.37% and non-GAAP, FTE net interest margin increased 23 basis points to 4.46% compared to the prior year.
●

We repurchased 1,060,312 shares of our common stock for $34.41 million and paid common stock cash dividends of $21.09 million, or $1.26 per share, in 2018. Cash dividends included a one-time special dividend to common shareholders of $0.48 per common share.

●	Book value per common share increased $0.16 to $20.79 compared to the prior year.
●	We finalized the deferred tax asset revaluation charge originally taken in the fourth quarter of 2017, which resulted in a reduction in tax expense of approximately $1.67 million.
●

We sold our remaining insurance agency assets to Bankers Insurance, LLC of Glen Allen, Virginia (“BI”) in exchange for an equity interest in BI, which resulted in a one-time goodwill impairment of $1.49 million.

●	We prepaid our remaining $50 million FHLB convertible advance, which resulted in a loss on the extinguishment of the debt of $1.10 million.
●	We completed our Agreement and Plan of Reincorporation and Merger changing our corporate domicile from Nevada to Virginia.
●

The divestiture of the insurance agency assets and the extinguishment of FHLB debt, in conjunction with the sale of the remaining trust preferred securities, culminate a 5-year plan to return the balance sheet and business model to a traditional, simplified, and de-risked community bank.

●	The Company and its subsidiary bank both significantly exceed regulatory “well-capitalized” targets as of December 31, 2018.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2018 Compared to 2017		2017 Compared to 2016
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2018	2017	2016	(Decrease)	Change	(Decrease)	Change
Net income	$36,340	$21,485	$25,126	$14,855	69.14%	$(3,641)	-14.49%

Basic earnings per common share	2.19	1.26	1.45	0.93	73.81%	(0.19)	-13.10%
Diluted earnings per common share	2.18	1.26	1.45	0.92	73.02%	(0.19)	-13.10%

Return on average assets	1.56%	0.91%	1.02%	0.65%	71.43%	-0.11%	-10.78%
Return on average common equity	10.64%	6.14%	7.42%	4.50%	73.29%	-1.28%	-17.25%

2018 Compared to 2017. Net income increased in 2018 due to a decrease in income tax expense, driven by a lower federal statutory rate and the deferred tax asset revaluation charge taken in 2017, in accordance with the Tax Reform Act. Pre-tax income increased $3.01 million, or 7.15%, due to increases in net interest and noninterest income and a decrease in the provision for loan losses. These changes were offset by an increase in noninterest expense.

2017 Compared to 2016. Net income decreased in 2017 due to an increase in income tax expense, driven by the deferred tax asset revaluation charge taken in accordance with the Tax Reform Act. Pre-tax income increased $4.17 million, or 10.98%, due to an increase in net interest income and a decrease in noninterest expense. These changes were offset by an increase in the provision for loan losses and a decrease in noninterest income.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2018			2017			2016
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$1,795,391	$91,971	5.12%	$1,837,092	$90,032	4.90%	$1,793,618	$87,848	4.90%
Securities available for sale	176,766	6,190	3.50%	164,489	5,695	3.46%	287,332	8,047	2.80%
Securities held to maturity	25,081	418	1.67%	32,954	487	1.48%	71,069	757	1.07%
Interest-bearing deposits	81,520	1,537	1.89%	73,405	1,008	1.37%	18,864	153	0.81%
Total earning assets	2,078,758	$100,116	4.82%	2,107,940	$97,222	4.61%	2,170,883	$96,805	4.46%
Other assets	251,853			262,381			284,575
Total assets	$2,330,611			$2,370,321			$2,455,458

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$466,403	$246	0.05%	$401,092	$224	0.06%	$342,169	$156	0.05%
Savings deposits	508,353	382	0.08%	520,430	336	0.06%	531,050	342	0.06%
Time deposits	471,335	4,516	0.96%	510,411	4,427	0.87%	525,162	3,981	0.76%
Total interest-bearing deposits	1,446,091	5,144	0.36%	1,431,933	4,987	0.35%	1,398,381	4,479	0.32%
Borrowings
Federal funds purchased	-	-	-	1	-	0.00%	4,058	26	0.64%
Retail repurchase agreements	4,010	5	0.12%	47,716	32	0.07%	68,701	49	0.07%
Wholesale repurchase agreements	25,000	806	3.22%	25,000	806	3.22%	49,727	1,874	3.77%
FHLB advances and other borrowings	36,849	1,494	4.05%	55,502	2,265	4.08%	116,602	3,416	2.93%
Total borrowings	65,859	2,305	3.50%	128,219	3,103	2.42%	239,088	5,365	2.24%
Total interest-bearing liabilities	1,511,950	7,449	0.49%	1,560,152	8,090	0.52%	1,637,469	9,844	0.60%
Noninterest-bearing demand deposits	448,903			438,513			456,474
Other liabilities	28,239			21,955			23,040
Total liabilities	1,989,092			2,020,620			2,116,983
Stockholders' equity	341,519			349,701			338,475
Total liabilities and equity	$2,330,611			$2,370,321			$2,455,458

Net interest income, FTE(1)		$92,667			$89,132			$86,961
Net interest rate spread, FTE(1)			4.33%			4.09%			3.86%
Net interest margin, FTE(1)			4.46%			4.23%			4.01%

(1)  FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018

(2)  Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.

(3)  Interest on loans include non-cash purchase accounting accretion of $6.39 million in 2018, $5.42 million in 2017, and $4.77 million in 2016.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2018 Compared to 2017				December 31, 2017 Compared to 2016
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$(2,043)	$4,042	$(60)	$1,939	$2,130	$-	$54	$2,184
Securities available for sale	425	66	4	495	(3,440)	1,896	(808)	(2,352)
Securities held to maturity	(117)	63	(15)	(69)	(408)	291	(153)	(270)
Interest-bearing deposits with other banks	111	382	36	529	442	106	307	855
Total interest-earning assets	(1,624)	4,553	(35)	2,894	(1,276)	2,293	(600)	417

Interest paid on(1):
Demand deposits	39	(40)	23	22	29	34	5	68
Savings deposits	(7)	104	(51)	46	(6)	-	-	(6)
Time deposits	(340)	459	(30)	89	(112)	578	(20)	446
Federal funds purchased	-	-	-	-	(26)	(26)	26	(26)
Retail repurchase agreements	(31)	24	(20)	(27)	(15)	-	(2)	(17)
Wholesale repurchase agreements	-	-	-	-	(932)	(273)	137	(1,068)
FHLB advances and other borrowings	(761)	(17)	7	(771)	(1,790)	1,341	(702)	(1,151)
Total interest-bearing liabilities	(1,100)	530	(71)	(641)	(2,852)	1,654	(556)	(1,754)

Change in net interest income(1)	$(524)	$4,023	$36	$3,535	$1,576	$639	$(44)	$2,171

(1)  FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018

2018 Compared to 2017. Net interest income comprised 77.45% of total net interest and noninterest income in 2018 compared to 78.02% in 2017. Net interest income increased $3.63 million, or 4.16%, compared to an increase of $3.54 million, or 3.97%, on a FTE basis. The FTE net interest margin increased 23 basis points and the FTE net interest spread increased 24 basis points.

Average earning assets decreased $29.18 million, or 1.38%, primarily due to a decrease in average loans offset by an increase in available-for-sale securities and interest-bearing deposits. The yield on earning assets increased 21 basis points as the yields on loans, debt securities, and interest-bearing deposits increased. Average loans decreased $41.70 million, or 2.27%, and the average loan to deposit ratio decreased to 94.74% from 98.22%. Non-cash accretion income related to PCI loans increased $974 thousand, or 17.98%, to $6.39 million due to continued acquired portfolio attrition. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 31 basis points compared to 26 basis points in the prior year.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $48.20 million, or 3.09%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 3 basis points. Average borrowings decreased $62.36 million, or 48.64%, largely due to a $43.71 million, or 91.60%, decrease in average retail repurchase agreements and an $18.65 million, or 33.61%, decrease in average FHLB advances. Average interest-bearing deposits increased $14.16 million, or 0.99%, which was driven by a $65.31 million, or 16.28%, increase in average interest-bearing demand deposits offset by a $39.08 million, or 7.66%, decrease in average time deposits, and a $12.08 million, or 2.32%, decrease in average savings deposits, which include money market and savings accounts.

2017 Compared to 2016. Net interest income comprised 78.02% of total net interest and noninterest income in 2017 compared to 76.87% in 2016. Net interest income increased $2.34 million, or 2.75%, compared to an increase of $2.17 million, or 2.50%, on a FTE basis. The FTE net interest margin increased 22 basis points and the FTE net interest spread increased 23 basis points.

Average earning assets decreased $62.94 million, or 2.90%, primarily due to decreases in investment securities offset by an increase in interest-bearing deposits and loan growth. The yield on earning assets increased 15 basis points. Average loans increased $43.47 million, or 2.42%, and the average loan to deposit ratio increased to 98.22% from 96.70%. Non-cash accretion income related to PCI loans increased $651 thousand, or 13.66%, to $5.42 million. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 26 basis points compared to 22 basis points in the prior year.

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

Provision for Loan Losses

2018 Compared to 2017. The provision charged to operations decreased $378 thousand, or 13.64%, to $2.39 million, which was largely attributed to a decrease in the loan portfolio and continued good credit quality.

2017 Compared to 2016. The provision charged to operations increased $1.52 million to $2.77 million, which included a $1.49 million increase in the non-PCI provision to $2.78 million and a $30 thousand increase in the PCI provision to a recovery of $12 thousand.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2018 Compared to 2017		2017 Compared to 2016
	Year Ended December 31,			Increase	%	Increase	%
	2018	2017	2016	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$3,262	$3,150	$2,828	$112	3.56%	$322	11.39%
Service charges on deposits	14,733	13,803	13,588	930	6.74%	215	1.58%
Other service charges and fees	7,733	6,944	6,570	789	11.36%	374	5.69%
Insurance commissions	966	1,347	5,442	(381)	-28.29%	(4,095)	-75.25%
Net impairment loss	-	-	(4,646)	-	-	4,646	-100.00%
Net (loss) gain on sale of securities	(618)	(661)	335	43	-6.51%	(996)	-297.31%
Net FDIC indemnification asset amortization	(2,181)	(3,517)	(5,474)	1,336	-37.99%	1,957	-35.75%
Net gain on divestitures	-	-	3,682	-	-	(3,682)	-100.00%
Other operating income	2,548	3,502	3,209	(954)	-27.24%	293	9.13%
Total noninterest income	$26,443	$24,568	$25,534	$1,875	7.63%	$(966)	-3.78%

2018 Compared to 2017. Noninterest income comprised 22.55% of total net interest and noninterest income in 2018 compared to 21.98% in 2017. Noninterest income increased $1.88 million, or 7.63%, primarily due to the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage expired June 30, 2017, for commercial loans. Service charges on deposits and other service charges and fees increased $1.72 million, or 8.29%, primarily from increases in checking account fees and net interchange income. Other operating income decreased primarily due to a $678 thousand decrease in death proceeds from bank owned life insurance.

2017 Compared to 2016. Noninterest income comprised 21.98% of total net interest and noninterest income in 2017 compared to 23.13% in 2016. Noninterest income decreased $966 thousand, or 3.78%, primarily due to a decrease in insurance commissions and the associated net gain related to the Greenpoint divestiture in the fourth quarter of 2016 and divestiture of six bank branches to First Bank in the third quarter of 2016. The decrease was largely offset by the absence of net impairment losses and the decrease in net negative amortization related to the FDIC indemnification asset as loss share coverage on commercial loans expired on June 30, 2017. We recognized a net loss of $661 thousand on the sale of securities related primarily to certain single issue trust preferred securities. See Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 1 of this report.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2018 Compared to 2017		2017 Compared to 2016
	Year Ended December 31,			Increase	%	Increase	%
	2018	2017	2016	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$36,690	$35,774	$39,389	$916	2.56%	$(3,615)	-9.18%
Occupancy expense	4,542	4,775	5,297	(233)	-4.88%	(522)	-9.85%
Furniture and equipment expense	3,980	4,425	4,341	(445)	-10.06%	84	1.94%
Service fees	3,860	3,348	3,641	512	15.29%	(293)	-8.05%
Advertising and public relations	2,011	2,206	1,532	(195)	-8.84%	674	43.99%
Professional fees	1,430	2,567	1,501	(1,137)	-44.29%	1,066	71.02%
Amortization of intangibles	1,039	1,056	1,136	(17)	-1.61%	(80)	-7.04%
FDIC premiums and assessments	906	910	1,383	(4)	-0.44%	(473)	-34.20%
Loss on extinguishment of debt	1,096	-	-	1,096	-	-	-
Merger, acquisition, and divestiture expense	-	-	730	-	-	(730)	-100.00%
Goodwill impairment	1,492	-	-	1,492	-	-	-
Other operating expense	12,727	11,841	12,264	886	7.48%	(423)	-3.45%
Total noninterest expense	$69,773	$66,902	$71,214	$2,871	4.29%	$(4,312)	-6.05%

2018 Compared to 2017. Noninterest expense increased $2.87 million, or 4.29%, which was largely due to a one-time goodwill impairment charge related to the divestiture of the Company’s remaining insurance agency assets, the loss on extinguishment of the Company’s remaining FHLB debt, and an increase in salaries and employee benefits. These increases were offset by a decrease in professional fees, which were largely due to a reduction in legal fees. The increase in other operating expense included a $330 thousand increase in property write-downs and a $347 thousand increase in the net loss on sales and expenses related to other real estate owned (“OREO”) to $1.55 million in 2018 from $1.20 million in 2017.

2017 Compared to 2016. Noninterest expense decreased $4.31 million, or 6.05%, which was largely due to a decrease in salaries and employee benefits coupled with the absence of merger, acquisition, and divestiture expense. Salaries and employee benefits decreased as full-time equivalent employees, calculated using the number of hours worked, decreased to 562 as of December 31, 2017, from 580 as of December 31, 2016, largely due to the divestiture of Greenpoint. The decrease in other operating expense included a $218 thousand decrease in the net loss on sales and expenses related to OREO to $1.20 million in 2017 from $1.42 million in 2016.

Income Tax Expense

2018 Compared to 2017. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. The Tax Reform Act enacted on December 22, 2017, reduced our federal statutory income tax rate from 35% to 21% beginning January 1, 2018. Income tax expense decreased $11.85 million, or 57.43%, and the effective tax rate decreased to 19.46% in 2018 compared to 48.98% in 2017 primarily due to the decreased tax rate and deferred tax asset revaluation charge taken in 2017 as a result of the enactment of the Tax Reform Act.

2017 Compared to 2016. Income tax expense increased $7.81 million, or 60.92%, and the effective tax rate increased to 48.98% in 2017 compared to 33.78% in 2016. The increase was largely attributed to tax expense of $6.55 million related to the revaluation of our net deferred tax asset in accordance with the Tax Reform Act. Excluding the impact of the revaluation, income tax expense increased $1.26 million, or 9.81%, and the effective rate decreased 36 basis points to 33.42% largely from a decrease in taxable revenues as a percent of operating earnings. For additional information, see Note 15, “Income Taxes,” to the Consolidated Financial Statements in Item 8 of this report.

Financial Condition

Total assets as of December 31, 2018, decreased $144.09 million, or 6.03%, to $2.24 billion from $2.39 billion as of December 31, 2017. Total liabilities as of December 31, 2018, decreased $126.23 million, or 6.19%, to $1.91 billion from $2.04 billion as of December 31, 2017.

Investment Securities

Our investment securities are used to generate interest income through the employment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral where required. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2018, decreased $12.41 million, or 7.50%, compared to December 31, 2017, and included the sale of our remaining single issue trust preferred securities. Held-to-maturity debt securities as of December 31, 2018, decreased $136 thousand, or 0.54%, compared to December 31, 2017. The following table presents the amortized cost and fair value of debt securities as of the dates indicated:

	December 31,
	2018		2017		2016
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U.S. Agency securities	$1,108	$1,113	$11,289	$11,296	$1,342	$1,345
U.S. Treasury securities	19,970	19,960	19,987	19,971	-	-
Municipal securities	96,886	97,289	101,552	103,648	111,659	113,331
Single issue trust preferred securites	-	-	9,367	8,884	22,104	19,939
Mortgage-backed Agency securities	35,513	34,754	22,095	21,726	31,290	30,891
Total securities available for sale	$153,477	$153,116	$164,290	$165,525	$166,395	$165,506

Fair value to amortized cost		99.76%		100.75%		99.47%

Held to Maturity
U.S. Agency securities	$17,887	$17,867	$17,937	$17,888	$36,741	$36,865
Corporate securities	7,126	7,123	7,212	7,196	10,392	10,401
Total securities held to maturity	$25,013	$24,990	$25,149	$25,084	$47,133	$47,266

Fair value to amortized cost		99.91%		99.74%		100.28%

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2018			2017
	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
(Amounts in years)
Average life	6.61	0.11	5.70	5.44	1.11	4.87
Average duration	5.37	0.11	4.64	4.74	1.09	4.26

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2018 or 2017.

The following tables present the amortized cost, fair value, and weighted-average yield of available-for-sale and held-to-maturity debt securities, by contractual maturity, as of December 31, 2018. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale Securities
(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$-	$19,970	$-	$19,970	2.17%
After one year through five years	-	-	14,447	14,447	3.81%
After five years through ten years	1,108	-	82,439	83,547	3.56%
After ten years	-	-	-	-	-
Amortized cost	$1,108	$19,970	$96,886	117,964
Mortgage-backed securities				35,513	3.17%
Total amortized cost				$153,477
Tax equivalent purchase yield(1)	4.06%	2.17%	3.59%	3.36%
Average contractual maturity (in years)	8.07	0.17	6.54	5.48

Fair value maturity:
One year or less	$-	$19,960	$-	$19,960
After one year through five years	-	-	14,595	14,595
After five years through ten years	1,113	-	82,694	83,807
After ten years	-	-	-	-
Fair value	$1,113	$19,960	$97,289	118,362
Mortgage-backed securities				34,754
Total fair value				$153,116

(1)  FTE basis of 21%

	Held-to-Maturity Securities
(Amounts in thousands)	U.S. Agency Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$17,887	$7,126	$25,013	1.67%
After one year through five years	-	-	-	-
After five years through ten years	-	-	-	-
After ten years	-	-	-	-
Total amortized cost	$17,887	$7,126	$25,013
Tax equivalent purchase yield(1)	1.59%	1.84%	1.67%
Average contractual maturity (in years)	0.14	0.06	0.11

Fair value maturity:
One year or less	$17,867	$7,123	$24,990
After one year through five years	-	-	-
After five years through ten years	-	-	-
After ten years	-	-	-
Total fair value	$17,867	$7,123	$24,990

(1)  FTE basis of 21%

Investment securities are reviewed quarterly for indications of other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities in 2018 or 2017. For additional information, see Note 1, “Basis of Presentation and Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8 of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2018, decreased $42.10 million, or 2.32%, compared to December 31, 2017, primarily due to a $32.97 million, or 1.84%, decrease in non-covered loans, which was driven by declines in owner occupied construction; multi-family residential; and farmland segments. Covered loans decreased $9.13 million, or 32.68%, as the Waccamaw Bank (“Waccamaw”) covered loan portfolio continues to pay down. We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans, that represented 10% or more of outstanding loans, as of December 31, 2018 or 2017. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income and by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$63,508	$60,017	$56,948	$48,896	$41,271
Commercial and industrial	104,863	92,188	92,204	88,903	83,099
Multi-family residential	107,012	125,202	134,228	95,026	97,480
Single family non-owner occupied	140,097	141,670	142,965	149,351	135,171
Non-farm, non-residential	613,877	616,633	598,674	485,460	473,906
Agricultural	8,545	7,035	6,003	2,911	1,599
Farmland	18,905	25,649	31,729	27,540	29,517
Total commercial loans	1,056,807	1,068,394	1,062,751	898,087	862,043
Consumer real estate loans
Home equity lines	93,466	103,205	106,361	107,367	110,957
Single family owner occupied	510,963	502,686	500,891	495,209	485,475
Owner occupied construction	18,171	39,178	44,535	43,505	32,799
Total consumer real estate loans	622,600	645,069	651,787	646,081	629,231
Consumer and other loans
Consumer loans	71,552	70,772	77,445	72,000	69,347
Other	5,310	5,001	3,971	7,338	6,555
Total consumer and other loans	76,862	75,773	81,416	79,338	75,902
Total non-covered loans	1,756,269	1,789,236	1,795,954	1,623,506	1,567,176
Total covered loans	18,815	27,948	56,994	83,035	122,240
Total loans held for investment, net of unearned income	1,775,084	1,817,184	1,852,948	1,706,541	1,689,416
Less: allowance for loan losses	18,267	19,276	17,948	20,233	20,227
Total loans held for investment, net of unearned income and allowance	$1,756,817	$1,797,908	$1,835,000	$1,686,308	$1,669,189

Loans held for sale	$-	$-	$-	$-	$1,792

The following table presents covered loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Commercial loans
Construction, development, and other land	$35	$39	$4,570	$6,303	$13,100
Commercial and industrial	-	-	895	1,170	2,662
Multi-family residential	-	-	8	640	1,584
Single family non-owner occupied	238	284	962	2,674	5,918
Non-farm, non-residential	6	9	7,512	14,065	25,317
Agricultural	-	-	25	34	43
Farmland	-	-	397	643	716
Total commercial loans	279	332	14,369	25,529	49,340
Consumer real estate loans
Home equity lines	15,284	23,720	35,817	48,565	60,391
Single family owner occupied	3,252	3,896	6,729	8,595	11,968
Owner occupied construction	-	-	-	262	453
Total consumer real estate loans	18,536	27,616	42,546	57,422	72,812
Consumer and other loans
Consumer loans	-	-	79	84	88
Total covered loans	$18,815	$27,948	$56,994	$83,035	$122,240

The following table presents the percentage of loans to total loans in the non-covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
Commercial loans
Construction, development, and other land	3.61%	3.36%	3.17%	3.01%	2.64%
Commercial and industrial	5.97%	5.15%	5.13%	5.48%	5.30%
Multi-family residential	6.09%	7.00%	7.47%	5.85%	6.22%
Single family non-owner occupied	7.98%	7.92%	7.96%	9.20%	8.63%
Non-farm, non-residential	34.95%	34.46%	33.34%	29.90%	30.24%
Agricultural	0.49%	0.39%	0.34%	0.18%	0.10%
Farmland	1.08%	1.43%	1.77%	1.70%	1.88%
Total commercial loans	60.17%	59.71%	59.18%	55.32%	55.01%
Consumer real estate loans
Home equity lines	5.32%	5.77%	5.92%	6.62%	7.08%
Single family owner occupied	29.09%	28.09%	27.89%	30.50%	30.98%
Owner occupied construction	1.04%	2.19%	2.48%	2.68%	2.09%
Total consumer real estate loans	35.45%	36.05%	36.29%	39.80%	40.15%
Consumer and other loans
Consumer loans	4.08%	3.96%	4.31%	4.43%	4.42%
Other	0.30%	0.28%	0.22%	0.45%	0.42%
Total consumer and other loans	4.38%	4.24%	4.53%	4.88%	4.84%
Total non-covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the percentage of loans to total loans in the covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2018	2017	2016	2015	2014
Commercial loans
Construction, development, and other land	0.19%	0.14%	8.02%	7.59%	10.72%
Commercial and industrial	0.00%	0.00%	1.57%	1.41%	2.18%
Multi-family residential	0.00%	0.00%	0.01%	0.77%	1.30%
Single family non-owner occupied	1.26%	1.02%	1.69%	3.22%	4.84%
Non-farm, non-residential	0.03%	0.03%	13.18%	16.94%	20.71%
Agricultural	0.00%	0.00%	0.04%	0.04%	0.03%
Farmland	0.00%	0.00%	0.70%	0.77%	0.59%
Total commercial loans	1.48%	1.19%	25.21%	30.74%	40.37%
Consumer real estate loans
Home equity lines	81.23%	84.87%	62.84%	58.49%	49.40%
Single family owner occupied	17.29%	13.94%	11.81%	10.35%	9.79%
Owner occupied construction	0.00%	0.00%	0.00%	0.32%	0.37%
Total consumer real estate loans	98.52%	98.81%	74.65%	69.16%	59.56%
Consumer and other loans
Consumer loans	0.00%	0.00%	0.14%	0.10%	0.07%
Total covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities and rate sensitivities of the non-covered loan portfolio as of December 31, 2018:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land(1)	$9,638	$30,519	$23,351	$63,508
Commercial and industrial	24,631	49,157	31,075	104,863
Multi-family residential	9,149	13,440	84,423	107,012
Single family non-owner occupied	8,627	20,354	111,116	140,097
Non-farm, non-residential	59,475	152,601	401,801	613,877
Agricultural	853	5,186	2,506	8,545
Farmland	3,640	4,687	10,578	18,905
Total commercial loans	116,013	275,944	664,850	1,056,807
Consumer real estate loans
Home equity lines	4,232	11,999	77,235	93,466
Single family owner occupied	3,969	21,263	485,731	510,963
Owner occupied construction	2,391	473	15,307	18,171
Total consumer real estate loans	10,592	33,735	578,273	622,600
Consumer and other loans
Consumer loans	9,455	54,983	7,114	71,552
Other	1,695	1,581	2,034	5,310
Total consumer and other loans	11,150	56,564	9,148	76,862
Total non-covered loans	$137,755	$366,243	$1,252,271	$1,756,269

Rate sensitivities
Predetermined interest rate	$99,963	$322,401	$454,648	$877,012
Floating or adjustable interest rate	37,792	43,842	797,623	879,257
Total non-covered loans	$137,755	$366,243	$1,252,271	$1,756,269

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table presents the maturities and rate sensitivities of the covered loan portfolio as of December 31, 2018:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land	$-	$35	$-	$35
Single family non-owner occupied	3	212	23	238
Non-farm, non-residential	-	6	-	6
Total commercial loans	3	253	23	279
Consumer real estate loans
Home equity lines	607	7,810	6,867	15,284
Single family owner occupied	43	363	2,846	3,252
Total consumer real estate loans	650	8,173	9,713	18,536
Total covered loans	$653	$8,426	$9,736	$18,815

Rate sensitivities
Predetermined interest rate	$46	$563	$2,786	$3,395
Floating or adjustable interest rate	607	7,863	6,950	15,420
Total covered loans	$653	$8,426	$9,736	$18,815

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Non-covered nonperforming
Nonaccrual loans	$19,583	$18,997	$15,854	$17,847	$10,556
Accruing loans past due 90 days or more	58	1	-	-	-
TDRs(1)	161	120	114	73	2,726
Total non-covered nonperforming loans	19,802	19,118	15,968	17,920	13,282
Non-covered OREO	3,806	2,409	5,109	4,873	6,638
Total non-covered nonperforming assets	$23,608	$21,527	$21,077	$22,793	$19,920

Covered nonperforming
Nonaccrual loans	$322	$342	$608	$647	$2,438
Total covered nonperforming loans	322	342	608	647	2,438
Covered OREO	32	105	276	4,034	6,324
Total covered nonperforming assets	$354	$447	$884	$4,681	$8,762

Total nonperforming
Nonaccrual loans	$19,905	$19,339	$16,462	$18,494	$12,994
Accruing loans past due 90 days or more	58	1	-	-	-
TDRs(1)	161	120	114	73	2,726
Total nonperforming loans	20,124	19,460	16,576	18,567	15,720
OREO	3,838	2,514	5,385	8,907	12,962
Total nonperforming assets	$23,962	$21,974	$21,961	$27,474	$28,682

Additional Information
Performing TDRs(2)	$6,266	$7,614	$12,838	$13,889	$11,808
Total TDRs(3)	6,427	7,734	12,952	13,962	14,534
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	1,175	1,217	1,414	1,645	1,171
Actual interest income recorded on restructured and nonperforming loans	264	222	424	608	597

Non-covered ratios
Nonperforming loans to total loans	1.13%	1.07%	0.89%	1.10%	0.85%
Nonperforming assets to total assets	1.06%	0.91%	0.90%	0.96%	0.80%
Non-PCI allowance to nonperforming loans	92.25%	100.83%	112.32%	112.61%	151.85%
Non-PCI allowance to total loans	1.04%	1.08%	1.00%	1.24%	1.29%

Total ratios
Nonperforming loans to total loans	1.13%	1.07%	0.89%	1.09%	0.93%
Nonperforming assets to total assets	1.07%	0.92%	0.92%	1.12%	1.10%
Allowance for loan losses to nonperforming loans	90.77%	99.05%	108.28%	108.97%	128.67%
Allowance for loan losses to total loans	1.03%	1.06%	0.97%	1.19%	1.20%

(1)

TDRs restructured within the past six months and nonperforming exclude nonaccrual TDRs of $898 thousand, $169 thousand, $224 thousand, $923 thousand, and $306 thousand for the five years ended December 31, 2018.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $1.68 million, $1.76 million, $1.06 million, $416 thousand, and $248 thousand for the five years ended December 31, 2018.

(3)	Total TDRs exclude nonaccrual TDRs of $2.58 million, $1.93 million, $1.28 million, $1.34 million, and $554 thousand for the five years ended December 31, 2018.

Non-covered nonperforming assets as of December 31, 2018, increased $2.08 million, or 9.67%, from December 31, 2017, primarily due to a $1.40 million, or 57.99%, increase in non-covered OREO and a $586 thousand, or 3.08%, increase in non-covered nonaccrual loans. Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 25 properties with an average holding period of 7 months as of December 31, 2018. The net loss on the sale of OREO was $1.33 million in 2018, $937 thousand in 2017, and $1.15 million in 2016. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2018			2017
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$2,409	$105	$2,514	$5,109	$276	$5,385
Additions	5,686	-	5,686	2,204	79	2,283
Disposals	(3,506)	(69)	(3,575)	(4,165)	(218)	(4,383)
Valuation adjustments	(783)	(4)	(787)	(739)	(32)	(771)
Ending balance	$3,806	$32	$3,838	$2,409	$105	$2,514

As of December 31, 2018, non-covered nonaccrual loans were largely attributed to single family owner occupied (51.78%) and non-farm, non-residential (20.53%) loans. As of December 31, 2018, approximately $1.53 million, or 7.80%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Total TDRs as of December 31, 2018, decreased $655 thousand, or 6.78%, to $9.01 million from December 31, 2017. Nonperforming accruing TDRs as of December 31, 2018, increased $41 thousand, or 34.17%, to $161 thousand from December 31, 2017. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 2.51% as of December 31, 2018, compared to 1.55% as of December 31, 2017. Specific reserves on TDRs totaled $568 thousand as of December 31, 2018, compared to $642 thousand as of December 31, 2017. When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $29.89 million as of December 31, 2018, a decrease of $825 thousand, or 2.69%, compared to $30.71 million as of December 31, 2017. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.70% as of December 31, 2018, which includes past due loans (0.59%) and nonaccrual loans (1.11%), compared to 1.71% as of December 31, 2017.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2018, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of December 31, 2018; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Loan Losses” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The allowance for loan losses as of December 31, 2018, decreased $1.01 million, or 5.23%, from December 31, 2017, due to a $1.11 million decrease in specific reserves on impaired loans combined with a $97 thousand increase in general reserves. The non-PCI allowance as a percent of non-covered loans totaled 1.04% as of December 31, 2018, compared to 1.08% as of December 31, 2017. PCI loans were aggregated into five loan pools as of December 31, 2018 and 2017; Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of December 31, 2018 or 2017. Net charge-offs increased $1.96 million in 2018 compared to 2017, largely due to the charge off of one impaired loan relationship totaling $1.34 million in the single family owner occupied segment that was fully reserved.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Year Ended December 31,
	2018	2017	2016	2015	2014
(Amounts in thousands)
Beginning balance	$19,276	$17,948	$20,233	$20,227	$24,077
Removal of loans transferred(1)	-	-	-	-	(682)
Provision for loan losses charged to operations, non-PCI loans	2,393	2,783	1,296	2,166	420
(Recovery of) provision for loan losses charged to operations, PCI loans	-	(12)	(41)	25	(275)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	(1)	(29)	(422)
Charge-offs
Commercial loans
Construction, development, and other land	100	427	254	256	1,238
Commercial and industrial	566	224	144	93	459
Multi-family residential	16	9	64	-	35
Single family non-owner occupied	88	52	237	87	488
Non-farm, non-residential	119	142	1,684	773	832
Agricultural	68	-	-	-	-
Farmland	279	68	9	73	-
Consumer real estate loans
Home equity lines	285	13	1,073	92	451
Single family owner occupied	1,720	675	508	812	988
Owner occupied construction	-	11	31	2	305
Consumer and other loans
Consumer loans	1,666	1,322	1,172	1,557	1,685
Total charge-offs	4,907	2,943	5,176	3,745	6,481
Recoveries
Commercial loans
Construction, development, and other land	210	306	282	135	84
Commercial and industrial(2)	200	160	484	173	1,736
Multi-family residential	17	9	15	-	10
Single family non-owner occupied	98	180	79	92	331
Non-farm, non-residential	191	146	59	74	239
Agricultural	7	-	-	-	-
Consumer real estate loans
Home equity lines	216	201	137	402	514
Single family owner occupied	238	108	182	258	76
Owner occupied construction	-	105	39	18	-
Consumer and other
Consumer loans	328	285	360	437	600
Total recoveries	1,505	1,500	1,637	1,589	3,590
Net charge-offs	3,402	1,443	3,539	2,156	2,891
Ending balance	$18,267	$19,276	$17,948	$20,233	$20,227

Net charge-offs to average non-covered loans	0.19%	0.08%	0.21%	0.14%	0.18%
Net charge-offs to average total loans	0.19%	0.08%	0.20%	0.13%	0.17%

(1)	Loans transferred in branch divestitures
(2)	Includes a $1.60 million recovery in 2014 related to the positive resolution of a sizable problem credit

The following table presents the allowance for loan losses, excluding PCI loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Commercial loans
Construction, development, and other land	$417	$830	$889	$1,119	$1,151
Commercial and industrial	663	762	495	504	689
Multi-family residential	1,192	1,094	1,157	1,535	1,917
Single family non-owner occupied	1,442	1,976	2,752	3,369	3,228
Non-farm, non-residential	6,530	6,597	6,185	6,393	5,805
Agricultural	85	51	43	22	13
Farmland	170	362	169	190	206
Consumer real estate loans
Home equity lines	748	803	895	1,091	1,330
Single family owner occupied	5,853	5,710	4,364	4,969	4,935
Owner occupied construction	131	297	228	297	225
Consumer and other loans
Consumer loans	1,036	794	759	690	670
Total allowance, excluding PCI loans	$18,267	$19,276	$17,936	$20,179	$20,169

The following table presents the PCI allowance for loan losses, by loan pool, as of the dates indicated:

	December 31,
(Amounts in thousands)	2018	2017	2016	2015	2014
Commercial loans
Waccamaw commercial	$-	$-	$-	$-	$37
Consumer real estate loans
Waccamaw residential	-	-	-	1	-
Peoples residential	-	-	12	53	21
Total PCI allowance	$-	$-	$12	$54	$58

Deposits

Total deposits as of December 31, 2018, decreased $74.14 million, or 3.84%, compared to December 31, 2017. Time deposits, which consist of certificates of deposit and individual retirement accounts, decreased $51.89 million; savings deposits, which consist of money market accounts and savings accounts, decreased $13.98 million; and interest-bearing demand deposits decreased $13.69 million while noninterest-bearing demand deposits increased $5.41 million as of December 31, 2018, compared to December 31, 2017. We had no material deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2018 or 2017.

The following schedule presents the contractual maturities of time deposits of $100 thousand or more as of December 31, 2018:

(Amounts in thousands)
Three months or less	$10,522
Over three through six months	6,242
Over six through twelve months	25,318
Over twelve months	131,696
$173,778

Borrowings

Total borrowings as of December 31, 2018, decreased $50.72 million, or 63.33%, compared to December 31, 2017, primarily due to the prepayment of our remaining $50.00 million FHLB convertible advance. Short-term borrowings, which consist of retail repurchase agreements, decreased $716 thousand, or 14.08%, and the weighted average rate increased 5 basis points to 0.12% as of December 31, 2018, compared to December 31, 2017.

The following table presents the balances and weighted average rates paid on short-term borrowings for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands)
Year-end balance	$4,370	0.13%	$5,086	0.11%	$73,005	0.07%
Average annual balance(1)	4,010	0.12%	47,717	0.07%	108,620	0.21%
Maximum month-end balance(1)	29,305		90,968		182,554

(1)  Includes federal funds purchased and short-term FHLB advances that were repaid prior to year end

Long-term borrowings consisted of a wholesale repurchase agreement that totaled $25.00 million with a weighted average rate of 3.18% as of December 31, 2018 and 2017. During 2018, the prepayment of the FHLB advance resulted in a prepayment penalty of $1.10 million. The prepayment was funded with cash and equivalents on hand, as well as proceeds from the sale of single issue trust preferred investment securities, and is anticipated to result in annualized net pre-tax savings of approximately $800 thousand. On January 9, 2017, the Company redeemed all of its trust preferred securities resulting in a decrease in subordinated debt of $15.46 million.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2018, the Company’s cash reserves totaled $13.73 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of December 31, 2018. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2018, our unencumbered cash totaled $76.87 million, unused borrowing capacity from the FHLB totaled $402.74 million, available credit from the FRB Discount Window totaled $5.99 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $114.87 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Net cash provided by operating activities	$49,499	$36,370	$43,088
Net cash provided by investing activities	49,398	67,796	110,210
Net cash used in financing activities	(179,975)	(22,522)	(128,778)
Net (decrease) increase in cash and cash equivalents	(81,078)	81,644	24,520
Cash and cash equivalents, beginning balance	157,951	76,307	51,787
Cash and cash equivalents, ending balance	$76,873	$157,951	$76,307

2018 Compared to 2017. Cash and cash equivalents decreased $81.08 million compared to an increase of $81.64 million in the prior year. The decrease was primarily due to a $157.45 million increase in net cash used in financing activities due to a net decrease in deposit accounts, the repayment of FHLB borrowings, an increase in cash dividends, and an increase in the repurchase of treasury stock. Net cash provided by investing activities decreased $18.40 million largely due to the purchase of available for sale securities. Net cash provided by operating activities increased $13.13 million primarily due to an increase in net income.

2017 Compared to 2016. Cash and cash equivalents increased $81.64 million compared to an increase of $24.52 million in the prior year. The increase was primarily due to a $106.26 million reduction in net cash used in financing activities as we increased deposit accounts and significantly reduced FHLB and other borrowings. Net cash provided by investing activities decreased $42.41 million largely due to a decrease in proceeds from sales and maturities of investment securities, which were partially offset by less loan origination activity. Net cash provided by operating activities experienced a slight decrease of $6.72 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2018, decreased $17.86 million, or 5.09%, to $332.86 million from $350.71 million as of December 31, 2017. The change in stockholders’ equity was largely due to the repurchase of 1,060,312 shares of our common stock totaling $34.41 million and dividends declared on our common stock of $21.09 million, which included a one-time special dividend totaling $8.13 million, offset by net income of $36.34 million. Accumulated other comprehensive loss increased $589 thousand to $1.43 million as of December 31, 2018, compared to December 31, 2017, primarily due to net unrealized losses on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of capital ratios. Our book value per common share increased $0.16 to $20.79 as of December 31, 2018, from $20.63 as of December 31, 2017.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and was phased in over a four-year period (increased an additional 0.625% each year until it reached 2.5% on January 1, 2019). Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 6.375% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 7.875% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 9.875% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2018	2017	2016
The Company
Common equity Tier 1 ratio	13.72%	13.98%	13.88%
Tier 1 risk-based capital ratio	13.72%	13.98%	14.74%
Total risk-based capital ratio	14.79%	15.06%	15.79%
Tier 1 leverage ratio	10.95%	11.06%	11.07%

The Bank
Common equity Tier 1 ratio	12.55%	12.47%	12.93%
Tier 1 risk-based capital ratio	12.55%	12.47%	12.93%
Total risk-based capital ratio	13.62%	13.55%	13.98%
Tier 1 leverage ratio	9.98%	9.84%	9.71%

The Bank’s risk-based capital ratios as of December 31, 2018, remained relatively flat compared to December 31, 2017; however, the Company’s risk-based capital ratios decreased primarily due to the one-time special dividend to common shareholders and repurchase of common stock. Our risk-based capital ratios as of December 31, 2017, decreased from December 31, 2016, primarily due to an increase in risk-weighted assets. As of December 31, 2018, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2018. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 21, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Commitments, Contingencies, and Off-Balance Sheet Arrangements

Contractual Obligations

We enter into certain contractual obligations in the normal course of business that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and the ability to adjust rates on certificates of deposit, in a changing interest rate environment; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, by payment date, as of December 31, 2018:

	Less Than	One to	Three to	More than
	One Year	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Deposits without a stated maturity(1)	$1,414,459	$-	$-	$-	$1,414,459
Certificates of deposit(2)(3)	196,154	184,391	74,002	104	454,651
Securities sold under agreements to repurchase	25,122	-	-	-	25,122
Operating leases	160	194	194	597	1,145
Total contractual cash obligations	$1,635,895	$184,585	$74,196	$701	$1,895,377

(1)	Excludes interest
(2)

Includes interest on fixed and variable rate obligations (changes in market interest rates may materially affect the variable rate obligation to be paid, which is reflected using the rates in effect as of December 31, 2018)

(3)	Excludes unamortized premiums and discounts

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements, by commitment expiration, as of December 31, 2018:

	Less than	One to	Three to	More than
	One Year(1)	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Commitments to extend credit	$83,720	$31,622	$21,168	$78,729	$215,239
Financial letters of credit	124	230	10	-	364
Performance letters of credit(2)	59,270	89,860	-	-	149,130
Total off-balance sheet risk	$143,114	$121,712	$21,178	$78,729	$364,733

(1)	Lines of credit with no stated maturity date are included in the less than one year expiration category.
(2)	Includes FHLB letters of credit

The reserve for the risk inherent in unfunded lending commitments totaled $66 thousand as of December 31, 2018 and 2017. For additional information, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report.

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

During 2018, the Federal Open Market Committee raised the benchmark federal funds rate 100 basis points to a range of 225 to 250 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	Year Ended December 31,
	2018		2017
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$(1,215)	-1.3%	$3,759	4.3%
200	(545)	-0.6%	2,756	3.2%
100	(135)	-0.1%	1,535	1.8%
(100)	(3,322)	-3.7%	(4,405)	-5.1%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2018, exposure to interest rate risk was within our defined policy limits for the scenarios presented.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of December 31, 2018, we maintained interest rate swap agreements with notional amounts totaling $5.48 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair value of the swap agreements, which are accounted for as fair value hedges, was recorded as a derivative asset totaling $12 thousand as of December 31, 2018, and a derivative liability totaling $90 thousand as of December 31, 2017. For additional information, see Note 12, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements in Item 8 of this report.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2018	2017
Assets
Cash and due from banks	$40,421	$37,115
Federal funds sold	35,457	119,891
Interest-bearing deposits in banks	995	945
Total cash and cash equivalents	76,873	157,951
Debt securities available for sale	153,116	165,525
Debt securities held to maturity	25,013	25,149
Loans held for investment, net of unearned income (includes covered loans of $18,815 and $27,948, respectively)	1,775,084	1,817,184
Allowance for loan losses	(18,267)	(19,276)
Loans held for investment, net	1,756,817	1,797,908
FDIC indemnification asset	5,108	7,161
Premises and equipment, net	45,785	48,126
Other real estate owned (includes covered OREO of $32 and $105, respectively)	3,838	2,514
Interest receivable	5,481	5,778
Goodwill	92,744	95,779
Other intangible assets	5,026	6,151
Other assets	74,573	76,418
Total assets	$2,244,374	$2,388,460

Liabilities
Noninterest-bearing deposits	$459,550	$454,143
Interest-bearing deposits	1,396,200	1,475,748
Total deposits	1,855,750	1,929,891
Securities sold under agreements to repurchase	29,370	30,086
FHLB borrowings	-	50,000
Interest, taxes, and other liabilities	26,397	27,769
Total liabilities	1,911,517	2,037,746

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 16,007,263 shares issued and outstanding at December 31, 2018; 21,381,779 shares issued and 4,383,553 shares in treasury at December 31, 2017	16,007	21,382
Additional paid-in capital	122,486	228,750
Retained earnings	195,793	180,543
Treasury stock	-	(79,121)
Accumulated other comprehensive loss	(1,429)	(840)
Total stockholders' equity	332,857	350,714
Total liabilities and stockholders' equity	$2,244,374	$2,388,460

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2018	2017	2016
Interest income
Interest and fees on loans	$91,671	$89,749	$87,718
Interest on securities -- taxable	2,258	1,522	3,229
Interest on securities -- tax-exempt	2,828	3,029	3,624
Interest on deposits in banks	1,537	1,008	153
Total interest income	98,294	95,308	94,724
Interest expense
Interest on deposits	5,144	4,987	4,479
Interest on short-term borrowings	811	850	2,101
Interest on long-term debt	1,494	2,253	3,264
Total interest expense	7,449	8,090	9,844
Net interest income	90,845	87,218	84,880
Provision for loan losses	2,393	2,771	1,255
Net interest income after provision for loan losses	88,452	84,447	83,625
Noninterest income
Wealth management	3,262	3,150	2,828
Service charges on deposits	14,733	13,803	13,588
Other service charges and fees	7,733	6,944	6,570
Insurance commissions	966	1,347	5,442
Impairment losses on securities	-	-	(4,646)
Portion of loss recognized in other comprehensive income	-	-	-
Net impairment losses recognized in earnings	-	-	(4,646)
Net (loss) gain on sale of securities	(618)	(661)	335
Net FDIC indemnification asset amortization	(2,181)	(3,517)	(5,474)
Net gain on divestitures	-	-	3,682
Other operating income	2,548	3,502	3,209
Total noninterest income	26,443	24,568	25,534
Noninterest expense
Salaries and employee benefits	36,690	35,774	39,389
Occupancy expense	4,542	4,775	5,297
Furniture and equipment expense	3,980	4,425	4,341
Service fees	3,860	3,348	3,641
Advertising and public relations	2,011	2,206	1,532
Professional fees	1,430	2,567	1,501
Amortization of intangibles	1,039	1,056	1,136
FDIC premiums and assessments	906	910	1,383
Loss on extinguishment of debt	1,096	-	-
Goodwill impairment	1,492	-	-
Merger, acquisition, and divestiture expense	-	-	730
Other operating expense	12,727	11,841	12,264
Total noninterest expense	69,773	66,902	71,214
Income before income taxes	45,122	42,113	37,945
Income tax expense	8,782	20,628	12,819
Net income	$36,340	$21,485	$25,126

Earnings per common share
Basic	$2.19	$1.26	$1.45
Diluted	2.18	1.26	1.45
Cash dividends per common share	1.26	0.68	0.60
Weighted average shares outstanding
Basic	16,587,504	17,002,116	17,319,689
Diluted	16,666,385	17,077,842	17,365,524

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Net income	$36,340	$21,485	$25,126
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on securities without other-than-temporary impairment	(2,213)	1,445	1,035
Reclassification adjustment for net loss (gain) recognized in net income	618	661	(335)
Reclassification adjustment for other-than-temporary impairment losses recognized in net income	-	-	4,646
Net unrealized (losses) gains on available-for-sale debt securities	(1,595)	2,106	5,346
Employee benefit plans:
Net actuarial (loss) gain	565	48	(367)
Plan change	-	(258)	(69)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	285	259	273
Net unrealized gains (losses) on employee benefit plans	850	49	(163)
Other comprehensive (loss) income, before tax	(745)	2,155	5,183
Income tax expense (benefit)	156	(740)	(1,947)
Other comprehensive (loss) income, net of tax	(589)	1,415	3,236
Total comprehensive income	$35,751	$22,900	$28,362

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2016	$-	$21,382	$227,692	$155,647	$(56,457)	$(5,247)	$343,017
Net income	-	-	-	25,126	-	-	25,126
Other comprehensive income	-	-	-	-	-	3,236	3,236
Common dividends declared -- $0.60 per share	-	-	-	(10,396)	-	-	(10,396)
Equity-based compensation expense	-	-	241	-	290	-	531
Common stock options exercised -- 43,463 shares	-	-	146	-	775	-	921
Issuance of treasury stock to 401(k) plan -- 18,218 shares	-	-	63	-	321	-	384
Purchase of treasury shares -- 1,182,294 shares at $20.06 per share	-	-	-	-	(23,762)	-	(23,762)
Balance December 31, 2016	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057

Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	21,485	-	-	21,485
Other comprehensive income	-	-	-	-	-	1,415	1,415
Reclassification of certain tax effects	-	-	-	244	-	(244)	-
Common dividends declared -- $0.68 per share	-	-	-	(11,563)	-	-	(11,563)
Equity-based compensation expense	-	-	382	-	408	-	790
Common stock options exercised -- 16,185 shares	-	-	86	-	292	-	378
Issuance of treasury stock to 401(k) plan -- 15,254 shares	-	-	140	-	275	-	415
Purchase of treasury shares -- 50,118 shares at $25.16 per share	-	-	-	-	(1,263)	-	(1,263)
Balance December 31, 2017	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714

Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	36,340	-	-	36,340
Other comprehensive loss	-	-	-	-	-	(589)	(589)
Common dividends declared -- $0.78 per share	-	-	-	(12,966)	-	-	(12,966)
Special common dividend declared -- $0.48 per share	-	-	-	(8,124)	-	-	(8,124)
Equity-based compensation expense	-	-	535	-	623	-	1,158
Common stock options exercised -- 24,186 shares	-	-	(84)	-	468	-	384
Issuance of treasury stock to 401(k) plan -- 11,331 shares	-	-	138	-	214	-	352
Purchase of treasury shares -- 1,060,312 shares at $32.45 per share	-	-	-	-	(34,412)	-	(34,412)
Reclassification of treasury stock	-	(5,375)	(106,853)	-	112,228	-	-
Balance December 31, 2018	$-	$16,007	$122,486	$195,793	$-	$(1,429)	$332,857

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Operating activities
Net income	$36,340	$21,485	$25,126
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,393	2,771	1,255
Depreciation and amortization of premises and equipment	2,912	3,560	3,563
Amortization of premiums on investments, net	40	172	1,066
Amortization of FDIC indemnification asset, net	2,181	3,517	5,474
Amortization of intangible assets	1,039	1,056	1,136
Goodwill impairment	1,492	-	-
Accretion on acquired loans	(6,391)	(5,417)	(4,766)
Gain on divestiture, net	-	-	(3,682)
Equity-based compensation expense	1,158	790	531
Issuance of treasury stock to 401(k) plan	352	415	384
(Gain) loss on sale of premises and equipment, net	(25)	(1)	238
Loss on sale of other real estate owned	1,313	791	1,495
Loss (gain) on sale of securities	618	661	(335)
Net impairment losses recognized in earnings	-	-	4,646
Loss on extinguishment of debt	1,096	-	-
Decrease in other operating activities	4,981	6,570	6,957
Net cash provided by operating activities	49,499	36,370	43,088
Investing activities
Proceeds from sale of securities available for sale	8,937	13,664	104,928
Proceeds from maturities, prepayments, and calls of securities available for sale	68,765	37,155	99,906
Proceeds from maturities and calls of securities held to maturity	-	21,840	25,190
Payments to acquire securities available for sale	(67,355)	(49,406)	(1,174)
Proceeds from (originations of) loans, net	39,512	37,455	(159,243)
Proceeds from bank owned life insurance	458	2,639	-
(Redemption of) proceeds from FHLB stock, net	(2,122)	694	130
Cash proceeds from mergers, acquisitions, and divestitures, net	10	-	29,716
(Payments to) proceeds from the FDIC	(151)	1,689	4,403
Proceeds from sale of premises and equipment	955	57	1,092
Payments to acquire premises and equipment	(2,551)	(2,354)	(1,885)
Proceeds from sale of other real estate owned	2,940	4,363	7,147
Net cash provided by investing activities	49,398	67,796	110,210
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	5,407	26,438	(17,482)
(Decrease) increase in interest-bearing deposits, net	(79,548)	62,115	(37,576)
Repayments of securities sold under agreements to repurchase, net	(716)	(67,919)	(40,609)
Repayments of FHLB and other borrowings, net	(50,000)	(30,708)	(48)
Proceeds from stock options exercised	384	378	921
Excess tax benefit from equity-based compensation	-	-	174
Payments for repurchase of treasury stock	(34,412)	(1,263)	(23,762)
Payments of common dividends	(21,090)	(11,563)	(10,396)
Net cash used in financing activities	(179,975)	(22,522)	(128,778)
Net (decrease) increase in cash and cash equivalents	(81,078)	81,644	24,520
Cash and cash equivalents at beginning of period	157,951	76,307	51,787
Cash and cash equivalents at end of period	$76,873	$157,951	$76,307

Supplemental disclosure -- cash flow information
Cash paid for interest	$7,935	$8,267	$9,845
Cash paid for income taxes	7,610	15,852	6,588

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	5,686	2,283	5,162
Loans originated to finance other real estate	164	-	57
Increase (decrease) in accumulated other comprehensive loss	589	(1,171)	(3,236)
Non-cash sales price related to divestitures	1,603	-	-

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

First Community Bankshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of the Commonwealth of Virginia in 2018. The Company is the successor to First Community Bancshares, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reincorporation and Merger, the sole purpose of which was to change the Company’s state of incorporation from Nevada to Virginia. The Company’s principal executive office is located at One Community Place, Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates as First Community Bank in Virginia, West Virginia, and North Carolina and People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Principles of Consolidation

The Company’s accounting and reporting policies conform with U.S. generally accepted accounting principles (“GAAP”) and prevailing practices in the banking industry. The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries and eliminate all intercompany balances and transactions. The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, and wealth management.

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

Reclassification

Certain amounts reported in prior years have been reclassified to conform to the current year’s presentation. These reclassifications had no effect on the Company’s results of operations, financial position, or net cash flow. In accordance with the reincorporation, the Company reclassified cumulative treasury stock resulting in a $5.38 million reduction of common stock at par value and a $106.85 million reduction of additional paid in capital at the excess cost of the treasury stock over par value. Virginia code provides that reacquired shares return to the status of authorized but unissued; therefore, the concept of treasury shares is eliminated.

Use of Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that require the most subjective or complex judgments relate to fair value measurements, the allowance for loan losses, goodwill and other intangible assets, and income taxes. For additional information, see “Critical Accounting Policies” in Part II, Item 7 of this report.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Investment Securities

Management classifies debt securities as held-to-maturity or available-for-sale based on the intent and ability to hold the securities to maturity. Debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. Debt securities not classified as held to maturity are classified as available-for-sale securities and carried at estimated fair value. Available-for-sale securities consist of securities the Company intends to hold for indefinite periods of time including securities to be used as part of the Company’s asset/liability management strategy and securities that may be sold in response to changes in interest rates, prepayment risk, or other similar factors. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (“AOCI”), net of income taxes, in stockholders’ equity. Gains or losses on calls, maturities, or sales of investment securities are recorded based on the specific identification method and included in noninterest income. Premiums and discounts are amortized or accreted over the life of a security into interest income.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”) using inputs from independent third parties to determine the fair value of investment securities, which are reviewed and corroborated by management. Unrealized losses are evaluated to determine whether the impairment is temporary or other-than-temporary in nature. For debt securities, management considers its intent to sell the securities, the evidence available to determine if it is more likely than not that the securities will have to be sold before recovery of amortized cost, and the probable credit losses. Probable credit losses are evaluated using the present value of expected future cash flows; the severity and duration of the impairment; the issuer’s financial condition and near-term prospects to service the debt; the cause of the decline, such as adverse conditions related to the issuer, the industry, or economic environment; the payment structure of the debt; the issuer’s failure to make scheduled interest or principal payments; and any change in the issuer’s credit rating by rating agencies. If the present value of expected future cash flows discounted at the security's effective yield is less than the net book value, the difference is recognized as a credit-related OTTI in noninterest income. If management does not intend to sell and if we are not likely to be required to sell the security, the OTTI is separated into an amount representing the credit loss, which is recognized as a charge to noninterest income, and the amount representing all other factors, which is recognized in other comprehensive income (“OCI”).

Other Investments

As a condition of membership in the FHLB and the FRB, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $7.78 million as of December 31, 2018, and $9.90 million as of December 31, 2017.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $602 thousand as of December 31, 2018, and $823 thousand as of December 31, 2017.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Impaired Loans and Nonperforming Assets. The Company maintains an active and robust problem credit identification system through its ongoing credit review function. When a credit is identified as exhibiting characteristics of weakening, the Company assesses the credit for potential impairment. Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are uncertain. The Company conducts quarterly reviews of loans with balances of $500 thousand or greater that are deemed to be impaired. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions. Impairment allowances allocated to individual loans, including individual credit relationships and loan pools grouped by similar risk characteristics, are reviewed quarterly by management. Interest income realized on impaired loans in nonaccrual status, if any, is recognized upon receipt. The accrual of interest, which is based on the daily amount of principal outstanding, on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Premises and Equipment

Premises, equipment, and capital leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; 3 to 5 years for computer software, hardware, and data handling equipment; and 7 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years and leasehold improvements are amortized over the lesser of the term of the respective leases plus the first optional renewal period, when renewal is reasonably assured, or the estimated useful lives of the improvements. The Company leases various properties within its branch network. Leases generally have initial terms of up to 20 years and most contain options to renew with increases in rent. All leases are accounted for as operating leases. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

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

Goodwill is tested for impairment annually, or more frequently if events or circumstances indicate there may be impairment, using either a qualitative or quantitative assessment to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company elects to perform a qualitative assessment, it evaluates economic, industry, and company-specific factors in assessing the fair value of its reporting unit. If the Company concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further resting is required. The quantitative test consists of comparing the fair value of a reporting unit to its carrying amount, including goodwill. If the fair value of a reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of a reporting unit is greater than its fair value, a goodwill impairment charge is recognized for the difference, but limited to the amount of goodwill allocated to that reporting unit. Other identifiable intangible assets are evaluated for impairment if events or changes in circumstances indicate a possible impairment.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Wealth management. Wealth management income represents monthly fees due from wealth management customers in consideration for managing and administrating the customers' assets. Wealth management and trust services include custody of assets, investment management, escrow services, fees for trust services and similar fiduciary activities. Revenue is recognized when the performance obligation is completed each month, which is generally the time that payment is received. Income also includes fees received from a third party broker-dealer as part of a revenue-sharing agreement for fees earned from customers that are referred to the third party. These fees are paid to the Company by the third party on a quarterly basis and recognized ratably throughout the quarter as the performance obligation is satisfied.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Standards

Standards to be Adopted in 2019

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-09 in the first quarter of 2019. The adoption of the standard did not have a material effect on the Company’s financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” This ASU intends to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. ASU 2017-12 will be effective for the Company for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 in the first quarter of 2019. The adoption of the standard did not have a material effect on the Company’s financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which updates narrow aspects of the guidance issued in ASU 2016-02. ASU 2016-02 will be effective for the Company for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company adopted ASU 2016-02 in the first quarter of 2019 and elected practical expedients where it would not reassess (1) whether any expired or existing contracts are or contain leases, (2) the lease classification for any expired or existing leases, and (3) initial direct costs for any existing leases. The Company leases certain banking offices under lease agreements classified as operating leases and recognized a right-of-use asset and related lease liability of $915 thousand as of January 1, 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Adopted in 2018

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” This ASU allows a reclassification from AOCI to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act (“Tax Reform Act”) and requires certain new disclosures. The Company elected to early adopt ASU 2018-02 in the first quarter of 2018 on a retrospective basis. The effect of the adoption of the standard was a decrease in AOCI of $244 thousand with the offset to retained earnings as recorded in the Company’s consolidated balance sheet and statement of changes in stockholders’ equity for the year ended December 31, 2017.

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

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost.” This ASU intends to improve the presentation of net periodic pension cost and net periodic postretirement benefit costs in the income statement and to narrow the amounts eligible for capitalization in assets. The Company adopted ASU 2017-07 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified the non-service components of the net periodic benefit costs from salaries and employee benefits to other expense on a retrospective basis, which totaled $543 thousand in 2017 and $523 thousand in 2016.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” This ASU makes eight targeted changes to how cash receipts and cash payments are presented and classified in the statement of cash flows. The update should be applied on a retrospective basis, if practicable. The Company adopted ASU 2016-15 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified proceeds from bank owned life insurance from operating activities to investing activities on a retrospective basis, which totaled $2.64 million in 2017.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” This ASU significantly revises how entities account for and disclose financial assets and liabilities. The guidance (1) requires most equity investments to be measured at fair value with changes in fair value recognized in net income; (2) simplifies the impairment assessment of equity investments without a readily determinable fair value; (3) eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value for financial instruments measured at amortized cost on the balance sheet; (4) requires public business entities to use exit price notion, rather than entry prices, when measuring fair value of financial instruments for disclosure purposes; (5) requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; (6) requires separate presentation in other comprehensive income of the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the organization has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; and (7) states that a valuation allowance on deferred tax assets related to available-for-sale securities should be evaluated in combination with other deferred tax assets. In February 2018, the FASB issued ASU 2018-03, which included technical corrections and improvements to clarify the guidance in ASU 2016-01. The Company adopted ASU 2016-01 in the first quarter of 2018. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the prospective application of the standard, the Company began measuring the fair value of loans using an exit price notion as of March 31, 2018. For additional information, see Note 13, “Fair Value” to the Consolidated Financial Statements of this report.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under existing guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” deferring the effective date of ASU 2014-09 for the Company until fiscal years beginning after December 15, 2017, with early adoption permitted for fiscal years beginning after December 15, 2016. The Company adopted Topic 606, and related updates, in the first quarter of 2018 using the modified retrospective method. The Company’s primary source of revenue is interest income, which is excluded from the scope of this guidance; however, the Company evaluated the impact on other income; which includes fees for services, commissions on sales, and various deposit service charges; revenue contracts; and disclosures and determined that no cumulative-effect adjustment to retained earnings was necessary. The adoption of the standard did not have a material effect on the Company’s financial statements. In accordance with the standard, the Company reclassified interchange expense, which was previously a component of noninterest expense, to net against interchange income on a retrospective basis, which totaled $1.68 million in 2017 and $1.53 million in 2016.

Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU intends to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2016-13 in the first quarter of 2020 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company has established a working group to prepare for, and implement changes related to, the standard and has engaged a third-party vendor solution to assist in the application of the standard. The Company is currently unable to reasonably estimate the impact of adopting ASU 2016-13, but expects that the impact of adoption could be significantly influenced by the composition, characteristics, and quality of the Company’s loan and securities portfolios as well as the prevailing economic conditions and forecasts as of the adoption date. The adoption of the standard could result in significant changes to the Company’s consolidated financial statements, which may include changes in the level of the allowance for credit losses that will be considered adequate, a reduction in shareholders’ equity and regulatory capital, differences in the timing of recognizing changes to the allowance for credit losses, expanded disclosures about the allowance for credit losses, and the Company’s internal control over financial reporting related to the allowance for credit losses.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Acquisitions and Divestitures

The following table presents the components of net cash received in, or paid for, acquisitions and divestitures, an investing activity in the Company’s consolidated statements of cash flows, for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Acquisitions
Fair value of assets and liabilities acquired:
Loans	$-	$-	$149,122
Premises and equipment	-	-	4,829
Other assets	-	-	448
Other intangible assets	-	-	3,842
Deposits	-	-	(134,307)
Other liabilities	-	-	(75)
Purchase price in excess of net assets acquired	-	-	2,446
Total purchase price	-	-	26,305
Non-cash purchase price	-	-	-
Cash acquired	-	-	-
Net cash paid in acquisitions	-	-	26,305
Divestitures
Book value of assets sold	(1,685)	-	(165,742)
Book value of liabilities sold	37	-	111,198
Sales price in excess of net liabilities assumed	-	-	(3,682)
Total sales price	(1,648)	-	(58,226)
Cash sold	35	-	-
Non-cash sales price	1,603	-	-
Amount due remaining on books	-	-	2,205
Net cash received in divestitures	(10)	-	(56,021)
Net cash received in acquisitions and divestitures	$(10)	$-	$(29,716)

Bankers Insurance, LLC

On October 1, 2018, the Company completed the sale of its remaining insurance agency assets to Bankers Insurance, LLC (“BI”) of Glen Allen, Virginia, in exchange for an equity interest in BI. The sale strategically allows the Company to continue offering insurance products to its customers through a larger, more diversified insurance agency. In connection with the divestiture, the Company recognized a one-time goodwill impairment charge of $1.49 million during the third quarter of 2018. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,108	$5	$-	$1,113
U.S. Treasury securities	19,970	-	(10)	19,960
Municipal securities	96,886	912	(509)	97,289
Mortgage-backed Agency securities	35,513	14	(773)	34,754
Total	$153,477	$931	$(1,292)	$153,116

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$11,289	$17	$(10)	$11,296
U.S. Treasury securities	19,987	-	(16)	19,971
Municipal securities	101,552	2,203	(107)	103,648
Single issue trust preferred securities	9,367	-	(483)	8,884
Mortgage-backed Agency securities	22,095	46	(415)	21,726
Total	$164,290	$2,266	$(1,031)	$165,525

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2018. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Total
Amortized cost maturity:
One year or less	$-	$19,970	$-	$19,970
After one year through five years	-	-	14,447	14,447
After five years through ten years	1,108	-	82,439	83,547
After ten years	-	-	-	-
Amortized cost	$1,108	$19,970	$96,886	117,964
Mortgage-backed securities				35,513
Total amortized cost				$153,477

Fair value maturity:
One year or less	$-	$19,960	$-	$19,960
After one year through five years	-	-	14,595	14,595
After five years through ten years	1,113	-	82,694	83,807
After ten years	-	-	-	-
Fair value	$1,113	$19,960	$97,289	118,362
Mortgage-backed securities				34,754
Total fair value				$153,116

The following tables present the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,887	$-	$(20)	$17,867
Corporate securities	7,126	-	(3)	7,123
Total	$25,013	$-	$(23)	$24,990

	December 31, 2017
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,937	$-	$(49)	$17,888
Corporate securities	7,212	-	(16)	7,196
Total	$25,149	$-	$(65)	$25,084

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of held-to-maturity debt securities, by contractual maturity, as of December 31, 2018. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$17,887	$7,126	$25,013
After one year through five years	-	-	-
After five years through ten years	-	-	-
After ten years	-	-	-
Total amortized cost	$17,887	$7,126	$25,013

Fair value maturity:
One year or less	$17,867	$7,123	$24,990
After one year through five years	-	-	-
After five years through ten years	-	-	-
After ten years	-	-	-
Total fair value	$17,867	$7,123	$24,990

The following tables present the geographic composition of municipal securities, by state, where the largest volume of these securities are held in the Company’s portfolio. The tables also present the amortized cost and fair value of the municipal securities, including gross unrealized gains and losses, as of the dates indicated.

	December 31, 2018
	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
Minnesota	9.93%	$9,586	$88	$(15)	$9,659
New York	9.40%	9,063	78	-	9,141
Wisconsin	9.14%	8,914	36	(53)	8,897
Ohio	8.78%	8,541	47	(43)	8,545
Massachusetts	8.46%	8,165	93	(27)	8,231
Texas	7.55%	7,378	55	(91)	7,342
Connecticut	5.93%	5,715	53	-	5,768
Iowa	5.20%	5,138	10	(90)	5,058
New Jersey	4.74%	4,521	87	-	4,608
Other	30.88%	29,865	365	(190)	30,040
Total	100.00%	$96,886	$912	$(509)	$97,289

	December 31, 2017
	Percent of Municipal Portfolio	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
(Amounts in thousands)
New York	10.64%	$10,804	$223	$-	$11,027
Minnesota	10.12%	10,280	211	(1)	10,490
Wisconsin	8.74%	8,913	147	-	9,060
Massachusetts	8.57%	8,691	208	(14)	8,885
Ohio	8.36%	8,551	123	(13)	8,661
Texas	7.22%	7,388	122	(21)	7,489
Connecticut	6.82%	6,929	142	-	7,071
Iowa	5.27%	5,463	30	(35)	5,458
New Jersey	4.67%	4,670	167	-	4,837
Other	29.59%	29,863	830	(23)	30,670
Total	100.00%	$101,552	$2,203	$(107)	$103,648

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$19,960	$(10)	$-	$-	$19,960	$(10)
Municipal securities	7,116	(62)	18,081	(447)	25,197	(509)
Mortgage-backed Agency securities	15,762	(99)	15,344	(674)	31,106	(773)
Total	$42,838	$(171)	$33,425	$(1,121)	$76,263	$(1,292)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$10,054	$(10)	$-	$-	$10,054	$(10)
U.S. Treasury securities	19,972	(16)	-	-	19,972	(16)
Municipal securities	8,047	(55)	2,314	(52)	10,361	(107)
Single issue trust preferred securities	-	-	8,884	(483)	8,884	(483)
Mortgage-backed Agency securities	4,276	(25)	14,069	(390)	18,345	(415)
Total	$42,349	$(106)	$25,267	$(925)	$67,616	$(1,031)

The following tables present the fair values and unrealized losses for held-to-maturity debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$17,867	$(20)	$17,867	$(20)
Corporate securities	-	-	7,123	(3)	7,123	(3)
Total	$-	$-	$24,990	$(23)	$24,990	$(23)

	December 31, 2017
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$17,888	$(49)	$-	$-	$17,888	$(49)
Corporate securities	7,196	(16)	-	-	7,196	(16)
Total	$25,084	$(65)	$-	$-	$25,084	$(65)

There were 90 individual debt securities in an unrealized loss position as of December 31, 2018, and their combined depreciation in value represented 0.74% of the debt securities portfolio. These securities included 61 securities in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to maturity or recovery. There were 45 individual debt securities in an unrealized loss position as of December 31, 2017, and their combined depreciation in value represented 0.57% of the debt securities portfolio.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company reviews its investment portfolio quarterly for indications of OTTI. The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in OCI. The Company incurred no credit-related OTTI charges on debt securities in 2018 or 2017. In 2016 the Company incurred credit-related OTTI charges on debt securities of $4.64 million related to the Company’s change in intent to hold certain securities to recovery. The intent was changed to sell specific trust preferred securities in the Company’s investment portfolio primarily to reduce credit concentrations with two issuers. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors. The following table presents the changes in credit-related losses recognized in earnings on debt securities where a portion of the impairment was recognized in OCI during the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Beginning balance	$-	$-	$-
Additions for credit losses on securities not previously recognized	-	-	4,646
Additions for credit losses on securities previously recognized	-	-	-
Reduction for securities sold/realized losses	-	-	(4,646)
Ending balance	$-	$-	$-

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Gross realized gains	$-	$-	$757
Gross realized losses	(618)	(661)	(422)
Net (loss) gain on sale of securities	$(618)	$(661)	$335

The carrying amount of securities pledged for various purposes totaled $38.25 million as of December 31, 2018, and $51.34 million as of December 31, 2017.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in FDIC assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.79 million as of December 31, 2018, and $1.71 million as of December 31, 2017. Deferred loan fees were $4.60 million as of December 31, 2018, and $4.44 million as of December 31, 2017. For information about off-balance sheet financing, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income with non-covered loans and by loan class, as of the dates indicated:

	December 31,
	2018		2017
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$63,508	3.58%	$60,017	3.30%
Commercial and industrial	104,863	5.91%	92,188	5.07%
Multi-family residential	107,012	6.03%	125,202	6.89%
Single family non-owner occupied	140,097	7.89%	141,670	7.80%
Non-farm, non-residential	613,877	34.58%	616,633	33.93%
Agricultural	8,545	0.48%	7,035	0.39%
Farmland	18,905	1.07%	25,649	1.41%
Total commercial loans	1,056,807	59.54%	1,068,394	58.79%
Consumer real estate loans
Home equity lines	93,466	5.27%	103,205	5.68%
Single family owner occupied	510,963	28.78%	502,686	27.66%
Owner occupied construction	18,171	1.02%	39,178	2.16%
Total consumer real estate loans	622,600	35.07%	645,069	35.50%
Consumer and other loans
Consumer loans	71,552	4.03%	70,772	3.89%
Other	5,310	0.30%	5,001	0.28%
Total consumer and other loans	76,862	4.33%	75,773	4.17%
Total non-covered loans	1,756,269	98.94%	1,789,236	98.46%
Total covered loans	18,815	1.06%	27,948	1.54%
Total loans held for investment, net of unearned income	$1,775,084	100.00%	$1,817,184	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated.

	December 31,
(Amounts in thousands)	2018	2017
Covered loans
Commercial loans
Construction, development, and other land	$35	$39
Single family non-owner occupied	238	284
Non-farm, non-residential	6	9
Total commercial loans	279	332
Consumer real estate loans
Home equity lines	15,284	23,720
Single family owner occupied	3,252	3,896
Total consumer real estate loans	18,536	27,616
Total covered loans	$18,815	$27,948

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31,
	2018		2017
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,330	$7,272	$5,278	$8,111
Waccamaw	5,805	19,602	12,176	31,335
Other acquired	868	894	986	1,012
Total PCI Loans	$12,003	$27,768	$18,440	$40,458

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2016	$3,589	$26,109	$29,698
Accretion	(1,237)	(5,380)	(6,617)
Reclassifications from nonaccretable difference(1)	287	1,620	1,907
Other changes, net	1,753	(515)	1,238
Balance December 31, 2016	$4,392	$21,834	$26,226

Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(1,379)	(5,664)	(7,043)
Reclassifications from nonaccretable difference(1)	825	3,378	4,203
Other changes, net	(450)	(83)	(533)
Balance December 31, 2017	$3,388	$19,465	$22,853

Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(1,263)	(6,269)	(7,532)
Reclassifications from nonaccretable difference(1)	8	1,770	1,778
Other changes, net	457	(327)	130
Balance December 31, 2018	$2,590	$14,639	$17,229

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%; therefore, covered loans are disclosed separately.

	December 31, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$61,877	$661	$970	$-	$-	$63,508
Commercial and industrial	102,044	2,166	653	-	-	104,863
Multi-family residential	104,183	1,087	1,742	-	-	107,012
Single family non-owner occupied	131,443	4,395	4,259	-	-	140,097
Non-farm, non-residential	595,659	8,166	9,906	146	-	613,877
Agricultural	8,328	131	86	-	-	8,545
Farmland	16,898	538	1,469	-	-	18,905
Consumer real estate loans
Home equity lines	91,194	649	1,623	-	-	93,466
Single family owner occupied	482,794	4,355	23,814	-	-	510,963
Owner occupied construction	17,872	-	299	-	-	18,171
Consumer and other loans
Consumer loans	71,240	4	308	-	-	71,552
Other	5,310	-	-	-	-	5,310
Total non-covered loans	1,688,842	22,152	45,129	146	-	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	35	-	-	-	35
Single family non-owner occupied	223	-	15	-	-	238
Non-farm, non-residential	-	-	6	-	-	6
Consumer real estate loans
Home equity lines	9,511	5,244	529	-	-	15,284
Single family owner occupied	2,507	355	390	-	-	3,252
Total covered loans	12,241	5,634	940	-	-	18,815
Total loans	$1,701,083	$27,786	$46,069	$146	$-	$1,775,084

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	December 31, 2018			December 31, 2017
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$824	$840	$-	$727	$988	$-
Commercial and industrial	386	416	-	315	1,142	-
Multi-family residential	1,127	1,274	-	499	1,010	-
Single family non-owner occupied	2,761	3,095	-	2,042	3,521	-
Non-farm, non-residential	4,154	4,494	-	3,022	5,955	-
Agricultural	86	96	-	102	107	-
Farmland	1,464	1,547	-	395	414	-
Consumer real estate loans
Home equity lines	1,315	1,451	-	1,621	1,770	-
Single family owner occupied	15,451	18,390	-	16,633	18,964	-
Owner occupied construction	225	225	-	231	231	-
Consumer and other loans
Consumer loans	145	156	-	141	144	-
Total impaired loans with no allowance	27,938	31,984	-	25,728	34,246	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	343	343	270
Multi-family residential	534	536	230	-	-	-
Single family non-owner occupied	-	-	-	446	446	62
Non-farm, non-residential	840	842	235	262	263	15
Farmland	-	-	-	936	974	233
Consumer real estate loans
Home equity lines	65	68	65	-	-	-
Single family owner occupied	3,631	3,683	922	5,586	5,606	1,978
Total impaired loans with an allowance	5,070	5,129	1,452	7,573	7,632	2,558
Total impaired loans(1)	$33,008	$37,113	$1,452	$33,301	$41,878	$2,558

(1)

Total impaired loans include loans totaling $25.27 million as of December 31, 2018, and $20.13 million as of December 31, 2017, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of individual loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Year Ended December 31,
	2018		2017		2016
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$26	$921	$56	$455	$22	$344
Commercial and industrial	19	383	14	556	16	646
Multi-family residential	47	910	53	523	21	308
Single family non-owner occupied	123	2,652	106	3,214	178	3,076
Non-farm, non-residential	133	4,828	122	4,052	307	8,573
Agricultural	-	164	5	124	-	-
Farmland	64	1,172	17	853	55	437
Consumer real estate loans
Home equity lines	44	1,637	50	1,365	30	1,223
Single family owner occupied	503	15,423	488	15,758	343	12,330
Owner occupied construction	8	244	8	234	9	497
Consumer and other loans
Consumer loans	9	161	9	75	5	60
Total impaired loans with no related allowance	976	28,495	928	27,209	986	27,494

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	107	-	-
Commercial and industrial	-	-	103	1,376	-	-
Multi-family residential	2	270	-	-	-	-
Single family non-owner occupied	7	110	27	479	23	518
Non-farm, non-residential	2	809	15	789	215	3,831
Farmland	-	307	22	442	14	108
Consumer real estate loans
Home equity lines	3	68	-	104	-	-
Single family owner occupied	158	5,296	161	4,805	118	4,452
Owner occupied construction	-	-	-	-	-	87
Total impaired loans with a related allowance	172	6,860	328	8,102	370	8,996
Total impaired loans	$1,148	$35,355	$1,256	$35,311	$1,356	$36,490

There were no impaired PCI loan pools as of December 31, 2018 or 2017. The following tables provide information on impaired PCI loan pools for the dates indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Interest income recognized	$-	$20	$142
Average recorded investment	-	528	1,929

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31, 2018			December 31, 2017
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$413	$-	$413	$-	$-	$-
Commercial and industrial	428	-	428	211	-	211
Multi-family residential	1,395	-	1,395	498	-	498
Single family non-owner occupied	1,696	15	1,711	851	19	870
Non-farm, non-residential	4,020	-	4,020	2,448	-	2,448
Agricultural	86	-	86	102	-	102
Farmland	711	-	711	805	-	805
Consumer real estate loans
Home equity lines	614	271	885	882	306	1,188
Single family owner occupied	10,141	36	10,177	13,108	17	13,125
Consumer and other loans
Consumer loans	79	-	79	92	-	92
Total nonaccrual loans	$19,583	$322	$19,905	$18,997	$342	$19,339

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $58 thousand as of December 31, 2018, and $1 thousand as of December 31, 2017.

	December 31, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$-	$407	$518	$62,990	$63,508
Commercial and industrial	306	-	262	568	104,295	104,863
Multi-family residential	113	-	1,274	1,387	105,625	107,012
Single family non-owner occupied	514	1,115	992	2,621	137,476	140,097
Non-farm, non-residential	1,332	540	2,398	4,270	609,607	613,877
Agricultural	109	-	-	109	8,436	8,545
Farmland	640	-	392	1,032	17,873	18,905
Consumer real estate loans
Home equity lines	408	209	334	951	92,515	93,466
Single family owner occupied	5,006	3,495	4,445	12,946	498,017	510,963
Owner occupied construction	-	-	-	-	18,171	18,171
Consumer and other loans
Consumer loans	507	200	59	766	70,786	71,552
Other	-	-	-	-	5,310	5,310
Total non-covered loans	9,046	5,559	10,563	25,168	1,731,101	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	15	-	-	15	223	238
Non-farm, non-residential	-	-	-	-	6	6
Consumer real estate loans
Home equity lines	176	38	91	305	14,979	15,284
Single family owner occupied	166	-	-	166	3,086	3,252
Total covered loans	357	38	91	486	18,329	18,815
Total loans	$9,403	$5,597	$10,654	$25,654	$1,749,430	$1,775,084

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$20	$365	$-	$385	$59,632	$60,017
Commercial and industrial	232	40	142	414	91,774	92,188
Multi-family residential	544	-	185	729	124,473	125,202
Single family non-owner occupied	223	302	331	856	140,814	141,670
Non-farm, non-residential	2,433	383	1,536	4,352	612,281	616,633
Agricultural	123	-	-	123	6,912	7,035
Farmland	113	-	692	805	24,844	25,649
Consumer real estate loans
Home equity lines	226	198	485	909	102,296	103,205
Single family owner occupied	6,959	2,418	8,186	17,563	485,123	502,686
Owner occupied construction	326	79	-	405	38,773	39,178
Consumer and other loans
Consumer loans	439	97	17	553	70,219	70,772
Other	-	-	-	-	5,001	5,001
Total non-covered loans	11,638	3,882	11,574	27,094	1,762,142	1,789,236
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	39	39
Single family non-owner occupied	-	-	-	-	284	284
Non-farm, non-residential	-	-	-	-	9	9
Consumer real estate loans
Home equity lines	402	-	173	575	23,145	23,720
Single family owner occupied	70	-	-	70	3,826	3,896
Total covered loans	472	-	173	645	27,303	27,948
Total loans	$12,110	$3,882	$11,747	$27,739	$1,789,445	$1,817,184

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of December 31, 2018 or 2017. The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31,
	2018			2017
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$640	$309	$949	$364	$528	$892
Non-farm, non-residential	-	314	314	-	295	295
Consumer real estate loans
Home equity lines	-	127	127	-	145	145
Single family owner occupied	1,941	5,417	7,358	1,565	6,496	8,061
Owner occupied construction	-	225	225	-	233	233
Consumer and other loans
Consumer loans	-	35	35	-	37	37
Total TDRs	$2,581	$6,427	$9,008	$1,929	$7,734	$9,663
Allowance for loan losses related to TDRs			$568			$642

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Interest income recognized	$264	$222	$424

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated.

	Year Ended December 31,
	2018			2017
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$11	$11	-	$-	$-
Below market interest rate and extended payment term
Single family owner occupied	1	41	41	5	207	207
Consumer loans	-	-	-	1	36	36
Total	2	$52	$52	6	$243	$243

(1) Represents the loan balance immediately following modification

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the periods indicated:

	Year Ended December 31,
	2018		2017
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Single family owner occupied	1	$521	1	$14
Total	1	$521	1	$14

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2018	December 31, 2017
(Amounts in thousands)
Non-covered OREO	$3,806	$2,409
Covered OREO	32	105
Total OREO	$3,838	$2,514

Non-covered OREO secured by residential real estate	$2,303	$2,209
Residential real estate loans in the foreclosure process(1)	6,349	9,921

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of December 31, 2018 or 2017.

	Year Ended December 31, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(660)	1,473	1,580	2,393
Charge-offs	(1,236)	(2,005)	(1,666)	(4,907)
Recoveries	723	454	328	1,505
Net charge-offs	(513)	(1,551)	(1,338)	(3,402)
Ending balance	$10,499	$6,732	$1,036	$18,267

	Year Ended December 31, 2017
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Allowance, excluding PCI
Beginning balance	$11,690	$5,487	$759	$17,936
Provision for loan losses charged to operations	103	1,608	1,072	2,783
Charge-offs	(922)	(699)	(1,322)	(2,943)
Recoveries	801	414	285	1,500
Net charge-offs	(121)	(285)	(1,037)	(1,443)
Ending balance	$11,672	$6,810	$794	$19,276

PCI allowance
Beginning balance	$-	$12	$-	$12
Recovery of loan losses	-	(12)	-	(12)
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Recovery of loan losses charged to operations	-	(12)	-	(12)
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Ending balance	$-	$-	$-	$-

Total allowance
Beginning balance	$11,690	$5,499	$759	$17,948
Provision for loan losses	103	1,596	1,072	2,771
Benefit attributable to the FDIC indemnification asset	-	-	-	-
Provision for loan losses charged to operations	103	1,596	1,072	2,771
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	-
Charge-offs	(922)	(699)	(1,322)	(2,943)
Recoveries	801	414	285	1,500
Net charge-offs	(121)	(285)	(1,037)	(1,443)
Ending balance	$11,672	$6,810	$794	$19,276

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$63,039	$417
Commercial and industrial	-	-	104,863	663
Multi-family residential	534	230	106,478	962
Single family non-owner occupied	-	-	138,451	1,442
Non-farm, non-residential	840	235	609,100	6,295
Agricultural	-	-	8,545	85
Farmland	-	-	18,905	170
Total commercial loans	1,374	465	1,049,381	10,034
Consumer real estate loans
Home equity lines	65	65	103,668	683
Single family owner occupied	3,631	922	509,929	4,931
Owner occupied construction	-	-	18,171	131
Total consumer real estate loans	3,696	987	631,768	5,745
Consumer and other loans
Consumer loans	-	-	71,552	1,036
Other	-	-	5,310	-
Total consumer and other loans	-	-	76,862	1,036
Total loans, excluding PCI loans	$5,070	$1,452	$1,758,011	$16,815

	December 31, 2017
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$59,386	$830
Commercial and industrial	343	270	91,845	492
Multi-family residential	-	-	125,202	1,094
Single family non-owner occupied	770	62	139,093	1,914
Non-farm, non-residential	1,367	15	611,477	6,582
Agricultural	-	-	7,035	51
Farmland	1,219	233	24,430	129
Total commercial loans	3,699	580	1,058,468	11,092
Consumer real estate loans
Home equity lines	-	-	115,807	803
Single family owner occupied	9,471	1,978	496,348	3,732
Owner occupied construction	-	-	39,178	297
Total consumer real estate loans	9,471	1,978	651,333	4,832
Consumer and other loans
Consumer loans	-	-	70,772	794
Other	-	-	5,001	-
Total consumer and other loans	-	-	75,773	794
Total loans, excluding PCI loans	$13,170	$2,558	$1,785,574	$16,718

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31, 2018		December 31, 2017
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$64	$-
Peoples commercial	4,405	-	4,279	-
Other	868	-	986	-
Total commercial loans	5,273	-	5,329	-
Consumer real estate loans
Waccamaw serviced home equity lines	5,017	-	11,118	-
Waccamaw residential	788	-	994	-
Peoples residential	925	-	999	-
Total consumer real estate loans	6,730	-	13,111	-
Total PCI loans	$12,003	$-	$18,440	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2018.

Note 7. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank in 2012, the Company entered into loss share agreements with the FDIC in which the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to those covered assets. Loss share coverage on commercial loans expired June 30, 2017, with recoveries continuing until June 30, 2019. Loss share coverage on single family loans will expire June 30, 2022. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset and total covered loans and OREO for the periods indicated:

	Year Ended December 31,
	2018	2017
(Amounts in thousands)
Beginning balance	$7,161	$12,173
Increase in estimated losses on covered OREO	-	81
Reimbursable expenses (to) from the FDIC	(23)	112
Net amortization	(2,181)	(3,517)
Payments to (reimbursements from) the FDIC	151	(1,688)
Ending balance	$5,108	$7,161

Covered loans	$18,815	$27,948
Covered OREO	32	105

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2018	2017
(Amounts in thousands)
Land	$18,090	$18,921
Buildings and leasehold improvements	45,079	46,002
Equipment	33,551	33,336
Total premises and equipment	96,720	98,259
Accumulated depreciation and amortization	(50,935)	(50,133)
Total premises and equipment, net	$45,785	$48,126

Impairment charges related to certain long-term investments in land and buildings totaled $1.01 million in 2018, $677 thousand in 2017, and $364 thousand in 2016. Depreciation and amortization expense for premises and equipment was $2.91 million in 2018, $3.56 million in 2017, and $3.56 million in 2016.

Leases

The Company has entered into various noncancelable operating leases for premises and equipment. The following schedule presents the future minimum lease payments required under noncancelable operating leases, with initial or remaining terms in excess of one year, by year, as of December 31, 2018:

(Amounts in thousands)
2019	$160
2020	97
2021	97
2022	97
2023	97
2024 and thereafter	597
Total future minimum lease payments	$1,145

Lease expense was $318 thousand in 2018, $582 thousand in 2017, and $784 thousand in 2016. The Company maintained no subleases as of December 31, 2018.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. Prior to October 2016, the Company maintained two reporting units, Community Banking and Insurance Services. The Insurance Services reporting unit consisted of the Company’s wholly owned subsidiary Greenpoint, which was sold in October 2016. In October 2018, the Company sold its remaining insurance agency assets to BI in exchange for an equity interest in BI. In connection with the divestiture, the Company recognized a one-time goodwill impairment charge of $1.49 million. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment. The Company performed its annual assessment of goodwill during the fourth quarter of 2018 and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in goodwill, by reporting unit, during the periods indicated:

	Community Banking	Insurance Services	Total
(Amounts in thousands)
Balance January 1, 2016	$91,455	$9,031	$100,486
Acquisitions and dispositions, net	1,290	(5,997)	(4,707)
Other (1)	3,034	(3,034)	-
Balance December 31, 2016	$95,779	$-	$95,779

Balance January 1, 2017	$95,779		$95,779
Acquisitions and dispositions, net	-		-
Balance December 31, 2017	$95,779		$95,779

Balance January 1, 2018	$95,779		$95,779
Acquisitions and dispositions, net	(1,543)		(1,543)
Impairment charges	(1,492)		(1,492)
Balance December 31, 2018	$92,744		$92,744

(1) Represents the transfer of goodwill after the sale of Greenpoint to one reporting unit

Other Intangible Assets

As of December 31, 2018, the remaining lives of core deposit intangibles ranged from 4 years to 7 years with a weighted average remaining life of 5 years. Other identifiable intangibles currently consist primarily of the value assigned to contractual rights arising from FCWM. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2018	2017	2016
(Amounts in thousands)
Core deposit intangibles	$8,184	$8,184	$11,536
Accumulated amortization	(3,158)	(2,161)	(4,515)
Core deposit intangibles, net	5,026	6,023	7,021
Other identifiable intangibles	535	879	3,508
Accumulated amortization	(535)	(751)	(3,322)
Other identifiable intangibles, net	-	128	186
Total other intangible assets, net	$5,026	$6,151	$7,207

Amortization expense for other intangible assets was $1.04 million in 2018, $1.06 million in 2017, and $1.14 million in 2016. The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2018:

(Amounts in thousands)
2019	$997
2020	997
2021	997
2022	997
2023	431
2024 and thereafter	607
Total estimated amortization expense	$5,026

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2018	2017
(Amounts in thousands)
Noninterest-bearing demand deposits	$459,550	$454,143
Interest-bearing deposits
Interest-bearing demand deposits	451,721	465,407
Money market accounts	153,483	170,731
Savings deposits	345,335	342,064
Certificates of deposit	330,757	374,373
Individual retirement accounts	114,904	123,173
Total interest-bearing deposits	1,396,200	1,475,748
Total deposits	$1,855,750	$1,929,891

The following schedule presents the contractual maturities of time deposits, by year, as of December 31, 2018:

(Amounts in thousands)
2019	$191,900
2020	121,264
2021	59,213
2022	47,480
2023	25,721
2024 and thereafter	83
Total contractual maturities	$445,661

Time deposits of $250 thousand or more totaled $43.84 million as of December 31, 2018, and $48.50 million as of December 31, 2017. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2018:

(Amounts in thousands)
Three months or less	$3,605
Over three through six months	2,291
Over six through twelve months	7,527
Over twelve months	30,416
Total contractual maturities	$43,839

Note 11. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2018		2017
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$4,370	0.12%	$5,086	0.07%
Long-term borrowings
Wholesale repurchase agreements	25,000	3.18%	25,000	3.18%
FHLB advances	-		50,000	4.00%
Total borrowings	$29,370		$80,086

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2018:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total
(Amounts in thousands)
U.S. Agency securities	$-	$-	$-	$14,322	$14,322
Municipal securities	3,047	-	-	833	3,880
Mortgage-backed Agency securities	1,323	-	-	9,845	11,168
Total	$4,370	$-	$-	$25,000	$29,370

As of December 31, 2018, long-term borrowings consisted of a wholesale repurchase agreement that matures in 2019 with a weighted average maturity of 0.15 years. During the third quarter of 2018, the Company prepaid its remaining $50 million FHLB convertible advance and incurred a loss on the extinguishment of the debt of $1.10 million. The prepayment was funded with cash and cash equivalents on hand, as well as the sale of the Company’s remaining single issue trust preferred investment securities.

As of December 31, 2018, unused borrowing capacity with the FHLB totaled $402.74 million, net of FHLB letters of credit of $144.38 million, The Company pledged $874.17 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2019. There was no outstanding balance on the line as of December 31, 2018 or 2017.

Note 12. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2018. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2018			2017
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,483	$12	$-	$5,813	$-	$90
Total derivatives	$5,483	$12	$-	$5,813	$-	$90

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$40	$78	$116	Interest and fees on loans
Total derivative expense	$40	$78	$116

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

	December 31,
	2018	2017
(Amounts in thousands)
Beginning balance	$9,635	$9,181
Plan change	-	258
Service cost	245	231
Interest cost	358	372
Actuarial gain	(565)	(48)
Benefits paid	(408)	(359)
Ending balance	$9,265	$9,635

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2018	2017	2016	Income Statement Location
(Amounts in thousands)
Service cost	$245	$231	$184	Salaries and employee benefits
Interest cost	358	372	382	Other expense
Amortization of prior service cost	228	228	226	Other expense
Amortization of losses	57	31	47	Other expense
Net periodic cost	$888	$862	$839

Assumed discount rate	4.28%	3.85%	4.22%

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2018:

(Amounts in thousands)
2019	$478
2020	578
2021	635
2022	635
2023	634
2024 through 2028	3,391

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2018 or 2017. There was no deferred compensation plan expense in 2018, compared to $11 thousand in 2017 and $60 thousand in 2016.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2018, stop-loss insurance coverage generally limits the Company’s risk of loss to $150 thousand for individual claims and $4.20 million for aggregate claims. Health plan expenses were $3.72 million in 2018, $3.50 million in 2017, and $3.48 million in 2016.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.06 million in 2018, $1.18 million in 2017, and $1.50 million in 2016. The KSOP held 366,969 shares of the Company’s common stock as of December 31, 2018, 387,935 shares as of December 31, 2017, and 410,384 shares as of December 31, 2016.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2018, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms. The 2012 Plan authorized 600,000 shares available for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Grants issued under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Pre-tax compensation expense	$1,158	$790	$531
Excess tax benefit	95	17	174

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2018:

		Weighted Average	Weighted Average	Aggregate
	Option	Exercise Price	Remaining Contractual	Intrinsic
(Amounts in thousands,	Shares	Per Share	Term (Years)	Value
except share and per share data)
Outstanding, January 1, 2018	200,704	$20.14
Granted	-	-
Exercised	(24,186)	15.89
Canceled	(20,263)	19.72
Outstanding, December 31, 2018	156,255	$20.85	5.6	$1,662
Exercisable, December 31, 2018	103,090	$20.23	4.6	$1,160

The following table presents the total options granted and the weighted average assumptions used to estimate the fair value of those options during the periods indicated. There were no options granted in 2018.

	Year Ended December 31,
	2017	2016

Stock options granted	22,849	32,768
Grant-date fair value per share	$5.79	$4.01
Volatility	27.86%	25.04%
Risk-free rate	2.17%	1.56%
Expected dividend yield	2.99%	3.09%
Expected term (in years)	6.50	6.50

The intrinsic value of options exercised was $423 thousand in 2018, $84 thousand in 2017, and $434 thousand in 2016. As of December 31, 2018, unrecognized compensation cost related to nonvested stock options totaled $65 thousand with an expected weighted average recognition period of 1.08 years. The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2018:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested, January 1, 2018	43,606	$23.49
Granted	41,339	30.08
Vested	(33,832)	25.69
Canceled	-	-
Nonvested, December 31, 2018	51,113	$27.37

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2018, unrecognized compensation cost related to nonvested restricted stock awards totaled $927 thousand with an expected weighted average recognition period of 1.95 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

Note 14. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Other operating income
Bank owned life insurance	$687	$1,365	$955
Other(1)	1,861	2,137	2,254
Total other operating income	$2,548	$3,502	$3,209

Other operating expense
OREO expense and net loss	1,549	1,202	1,420
Telephone and data communications	1,333	1,554	1,598
Office supplies	1,045	1,171	1,220
Other(1)	8,800	7,914	8,026
Total other operating expense	$12,727	$11,841	$12,264

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 15. Income Taxes

The Tax Reform Act was enacted on December 22, 2017. Among other things, the new law establishes a new, flat corporate federal statutory income tax rate of 21%; eliminates the corporate alternative minimum tax and allows the use of any such carryforwards to offset regular tax liability for any taxable year; limits the deduction for net interest expense incurred by U.S. corporations; allows businesses to immediately expense the cost of new investments in certain qualified depreciable assets for tax purposes; eliminates or reduces certain deductions related to meals and entertainment expenses; modifies the limitation on excessive employee remuneration to eliminate the exception for performance-based compensation and clarifies the definition of a covered employee; and limits the deductibility of deposit insurance premiums. The Tax Reform Act also significantly changes U.S. tax law related to foreign operations, however, such changes do not currently impact the Company. As a result of the Tax Reform Act, the Company recognized additional tax expense totaling $6.55 million during the fourth quarter of 2017 related to the revaluation of our deferred tax balances, which included provisional estimates primarily related to certain purchase accounting, indemnification asset, intangible, and depreciation items. During the third quarter of 2018, the Company completed the deferred tax asset revaluation and recorded a $1.67 million reduction in tax expense.

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Current tax expense (benefit):
Federal	$7,201	$14,509	$13,634
State	1,233	926	675
Total current tax expense	8,434	15,435	14,309

Deferred tax expense (benefit):
Federal	296	5,205	(1,480)
State	52	(12)	(10)
Total deferred tax expense (benefit)	348	5,193	(1,490)
Total income tax expense	$8,782	$20,628	$12,819

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
	2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$9,475	21.00%	$14,739	35.00%	$13,281	35.00%
State income tax, net of federal benefit	1,016	2.25%	692	1.64%	598	1.58%
	10,491	23.25%	15,431	36.64%	13,879	36.58%
Increase (decrease) resulting from:
Tax-exempt interest income	(702)	-1.56%	(1,228)	-2.92%	(1,336)	-3.52%
Nondeductible goodwill impairment and disposition	569	1.26%	-	0.00%	340	0.89%
Bank owned life insurance	(144)	-0.32%	(478)	-1.13%	(335)	-0.88%
Deferred tax revaluation	(1,669)	-3.70%	6,552	15.56%	-	0.00%
Other items, net	237	0.53%	351	0.83%	271	0.71%
Income tax at the effective tax rate	$8,782	19.46%	$20,628	48.98%	$12,819	33.78%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2018	2017
Deferred tax assets
Allowance for loan losses	$4,275	$4,511
Unrealized losses on available-for-sale securities	87	-
Unrealized asset losses	730	722
Purchase accounting	24	3,418
FDIC assisted transactions	1,510	4,131
Intangible assets	2,430	2,616
Deferred compensation assets	3,468	3,617
Deferred loan fees	1,201	1,221
Other	491	450
Total deferred tax assets	14,216	20,686

Deferred tax liabilities
FDIC indemnification asset	1,195	8,525
Fixed assets	1,381	1,282
Unrealized gains on available-for-sale securities	-	259
Odd days interest deferral	1,614	233
Other	460	819
Total deferred tax liabilities	4,650	11,118
Net deferred tax asset	$9,566	$9,568

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2018 or 2017. The Company had no deferred tax valuation allowance recorded as of December 31, 2018 or 2017, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state tax departments for the years ended December 31, 2015 through 2017.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2016	$(3,885)	$(1,362)	$(5,247)
Other comprehensive income (loss) before reclassifications	647	(276)	371
Reclassified from AOCI	2,694	171	2,865
Other comprehensive income (loss), net	3,341	(105)	3,236
Balance December 31, 2016	$(544)	$(1,467)	$(2,011)

Balance January 1, 2017	$(544)	$(1,467)	$(2,011)
Other comprehensive income (loss) before reclassifications	972	(132)	840
Reclassified from AOCI	413	162	575
Other comprehensive income, net	1,385	30	1,415
Reclassification of certain tax effects	134	(378)	(244)
Balance December 31, 2017	$975	$(1,815)	$(840)

Balance January 1, 2018	$975	$(1,815)	$(840)
Other comprehensive income (loss) before reclassifications	(1,748)	446	(1,302)
Reclassified from AOCI	488	225	713
Other comprehensive income (loss), net	(1,260)	671	(589)
Balance December 31, 2018	$(285)	$(1,144)	$(1,429)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2018	2017	2016	Line Item Affected
Available-for-sale securities
(Gains) losses recognized	$618	$661	$(335)	Net gain (loss) on sale of securities
OTTI recognized	-	-	4,646	Net impairment losses recognized in earnings
Reclassified out of AOCI, before tax	618	661	4,311	Income before income taxes
Income tax expense	(130)	(248)	(1,617)	Income tax expense
Reclassified out of AOCI, net of tax	488	413	2,694	Net income
Employee benefit plans
Amortization of prior service cost	228	228	226	Other operating expense
Amortization of net actuarial loss	57	31	47	Other operating expense
Reclassified out of AOCI, before tax	285	259	273	Income before income taxes
Income tax expense	(60)	(97)	(102)	Income tax expense
Reclassified out of AOCI, net of tax	225	162	171	Net income
Total reclassified out of AOCI, net of tax	$713	$575	$2,865	Net income

Note 17. Fair Value

Financial Instruments Measured at Fair Value

The following discussion describes the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments under the valuation hierarchy.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,113	$-	$1,113	$-
U.S. Treasury securities	19,960	-	19,960	-
Municipal securities	97,289	-	97,289	-
Mortgage-backed Agency securities	34,754	-	34,754	-
Total available-for-sale debt securities	153,116	-	153,116	-
Equity securities	55	55	-	-
Fair value loans	5,412	-	-	5,412
Deferred compensation assets	3,527	3,527	-	-
Derivative assets	12	-	12	-
Deferred compensation liabilities	3,527	3,527	-	-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2017
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale securities
U.S. Agency securities	$11,296	$-	$11,296	$-
U.S. Treasury securities	19,971	-	19,971	-
Municipal securities	103,648	-	103,648	-
Single issue trust preferred securities	8,884	-	8,884	-
Mortgage-backed Agency securities	21,726	-	21,726	-
Equity securities	55	55	-	-
Total available-for-sale securities	165,580	55	165,525	-
Fair value loans	5,739	-	5,739	-
Deferred compensation assets	4,002	4,002	-	-
Deferred compensation liabilities	4,002	4,002	-	-
Derivative liabilities	90	-	90	-

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2018	$-
Transfer of certain loans into Level 3	5,739
Changes in fair value	1
Changes due to principal reduction	(328)
Balance December 31, 2018	$5,412

In according with the adoption of ASU 2016-01, the Company began measuring the fair value of loans held for investment using an exit price notion in 2018. Prior to 2018, loans held for investment were reported at fair value using discounted future cash flows that apply current interest rates for loans with similar terms and borrower credit quality. As a result of using the exit price, certain loans were transferred from Level 2 into Level 3 of the fair value hierarchy during the year ended December 31, 2018. No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2018.

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

FIRST COMMUNITY BANKSHARES, INC.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,618	$-	$-	$3,618
OREO, non-covered	3,806	-	-	3,806
OREO, covered	32	-	-	32

	December 31, 2017
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$5,015	$-	$-	$5,015
OREO, non-covered	2,359	-	-	2,359
OREO, covered	105	-	-	105

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	December 31, 2018				December 31, 2017

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	15%	to	100%	(29%)	6%	to	79%	(34%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	1%	to	81%	(31%)	8%	to	47%	(32%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	49%	to	49%	(49%)	0%	to	65%	(52%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,873	$76,873	$76,873	$-	$-
Debt securities available for sale	153,116	153,116	-	153,116	-
Debt securities held to maturity	25,013	24,990	-	24,990	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,756,817	1,720,114	-	-	1,720,114
FDIC indemnification asset	5,108	2,565	-	-	2,565
Interest receivable	5,481	5,481	-	5,481	-
Derivative financial assets	12	12	-	12	-
Deferred compensation assets	3,527	3,527	3,527	-	-

Liabilities
Time deposits	445,661	436,018	-	436,018	-
Securities sold under agreements to repurchase	29,370	29,389	-	29,389	-
Interest payable	618	618	-	618	-
Deferred compensation liabilities	3,527	3,527	3,527	-	-

	December 31, 2017
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$157,951	$157,951	$157,951	$-	$-
Debt securities available for sale	165,525	165,525	-	165,525	-
Debt securities held to maturity	25,149	25,084	-	25,084	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,797,908	1,760,606	-	5,739	1,754,867
FDIC indemnification asset	7,161	3,927	-	-	3,927
Interest receivable	5,778	5,778	-	5,778	-
Deferred compensation assets	4,002	4,002	4,002	-	-

Liabilities
Demand deposits	454,143	454,143	-	454,143	-
Interest-bearing demand deposits	465,407	465,407	-	465,407	-
Savings deposits	512,795	512,795	-	512,795	-
Time deposits	497,546	490,628	-	490,628	-
Securities sold under agreements to repurchase	30,086	30,449	-	30,449	-
Interest payable	1,104	1,104	-	1,104	-
FHLB and other borrowings	50,000	52,702	-	52,702	-
Derivative financial liabilities	90	90	-	90	-
Deferred compensation liabilities	4,002	4,002	4,002	-	-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands, except share and per share data)
Net income	$36,340	$21,485	$25,126

Weighted average common shares outstanding, basic	16,587,504	17,002,116	17,319,689
Dilutive effect of potential common shares
Stock options	62,417	52,205	34,530
Restricted stock	16,464	23,521	11,305
Total dilutive effect of potential common shares	78,881	75,726	45,835
Weighted average common shares outstanding, diluted	16,666,385	17,077,842	17,365,524

Basic earnings per common share	$2.19	$1.26	$1.45
Diluted earnings per common share	2.18	1.26	1.45

Antidilutive potential common shares
Stock options	19	64,081	107,592
Restricted stock	2,736	3,620	3,279
Total potential antidilutive shares	2,755	67,701	110,871

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

	Year Ended December 31,
	2018	2017
(Amounts in thousands)
Beginning balance	$19,337	$18,360
New loans and advances	7,142	942
Loan repayments	(4,676)	(1,566)
Reclassifications(1)	230	1,601
Ending balance	$22,033	$19,337

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits with related parties totaled $7.30 million as of December 31, 2018, and $7.13 million as of December 31, 2017. Legal fees paid to related parties totaled $67 thousand in 2018, $44 thousand in 2017, and $104 thousand in 2016. There was no lease expense paid to related parties in 2018, compared to $49 thousand in 2017 and $95 thousand in 2016. Other expense paid to related parties totaled $4 thousand in 2018, $63 thousand in 2017, and $34 thousand in 2016. In addition, the Company repurchased 200,000 shares of its common stock from a related party in 2016 for $4.20 million, which represented the stock’s fair market value as of the date of the transaction.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2018	2017
(Amounts in thousands)
Commitments to extend credit	$215,239	$243,147
Standby letters of credit and financial guarantees(1)	149,494	131,587
Total off-balance sheet risk	364,733	374,734

Reserve for unfunded commitments	$66	$66

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

The current risk-based capital requirements, based on the international capital standards known as Basel III, requires the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets, and of Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”), as defined in the regulations. On January 1, 2016, Basel III’s capital conservation buffer, which is intended to absorb losses during periods of economic stress, became effective at 0.625%, and was phased in over a four-year period (increased an additional 0.625% each year until it reached 2.5% on January 1, 2019).

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2018
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - Fully Phased-In		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$236,544	13.72%	$77,570	4.50%	$120,664	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	236,544	13.72%	103,427	6.00%	146,521	8.50%	N/A	N/A
Total risk-based capital ratio	254,877	14.79%	137,902	8.00%	180,997	10.50%	N/A	N/A
Tier 1 Leverage ratio	236,544	10.95%	86,439	4.00%	86,439	4.00%	N/A	N/A

The Bank
Common equity Tier 1 ratio	$215,424	12.55%	$77,223	4.50%	$120,124	7.00%	$111,544	6.50%
Tier 1 risk-based capital ratio	215,424	12.55%	102,964	6.00%	145,865	8.50%	137,285	8.00%
Total risk-based capital ratio	233,757	13.62%	137,285	8.00%	180,186	10.50%	171,606	10.00%
Tier 1 Leverage ratio	215,424	9.98%	86,376	4.00%	86,376	4.00%	107,970	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2017
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - Fully Phased-In		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$251,052	13.98%	$80,816	4.50%	$125,713	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	251,052	13.98%	107,754	6.00%	152,652	8.50%	N/A	N/A
Total risk-based capital ratio	270,394	15.06%	143,672	8.00%	188,570	10.50%	N/A	N/A
Tier 1 Leverage ratio	251,052	11.06%	90,822	4.00%	90,822	4.00%	N/A	N/A

The Bank
Common equity Tier 1 ratio	$222,856	12.47%	$80,447	4.50%	$125,139	7.00%	$116,201	6.50%
Tier 1 risk-based capital ratio	222,856	12.47%	107,262	6.00%	151,955	8.50%	178,771	8.00%
Total risk-based capital ratio	242,218	13.55%	143,016	8.00%	187,709	10.50%	143,016	10.00%
Tier 1 Leverage ratio	222,856	9.84%	90,604	4.00%	90,604	4.00%	113,255	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2018	2017
Assets
Cash and due from banks	$13,726	$19,216
Loans to affiliates	184	184
Investment in subsidiaries	311,736	322,595
Other assets	7,717	9,010
Total assets	$333,363	$351,005

Liabilities
Other liabilities	$506	$291
Total liabilities	506	291

Stockholders' equity
Preferred stock	-	-
Common stock	16,007	21,382
Additional paid-in capital	122,486	228,750
Retained earnings	195,793	180,543
Treasury stock	-	(79,121)
Accumulated other comprehensive loss	(1,429)	(840)
Total stockholders' equity	332,857	350,714
Total liabilities and stockholders' equity	$333,363	$351,005

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2018	2017	2016
(Amounts in thousands)
Cash dividends received from subsidiary bank	$48,000	$22,720	$32,000
Other income (expense)	306	352	(1,121)
Other operating expense	2,293	2,044	2,097
Income before income taxes and equity in undistributed net income of subsidiaries	46,013	21,028	28,782
Income tax benefit	(595)	(678)	(1,287)
Income before equity in undistributed net income of subsidiaries	46,608	21,706	30,069
Dividends in excess of undistributed net income of subsidiaries	(10,268)	(221)	(4,943)
Net income	$36,340	$21,485	$25,126

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2018	2017	2016
Operating activities
Net income	$36,340	$21,485	$25,126
Adjustments to reconcile net income to net cash provided by operating activities
Gain on sale of securities	-	-	(65)
Net change in other operating activities	1,509	656	397
Net cash provided by operating activities	37,849	22,141	25,458
Investing activities
Proceeds from sale of securities available for sale	-	-	8,660
Proceeds from divestitures	-	-	4,900
Return of capital from subsidiaries	-	-	3,654
Dividends in excess of undistributed net income of subsidiaries	10,268	221	4,943
Net change in other investing activities	-	-	(98)
Net cash provided by investing activities	10,268	221	22,059
Financing activities
Repayments of long-term debt	-	(15,464)	-
Proceeds from issuance of common stock	832	738	1,243
Payments for repurchase of treasury stock	(34,412)	(1,263)	(23,762)
Payments of common dividends	(21,090)	(11,563)	(10,396)
Net change in other financing activities	1,063	845	592
Net cash used in financing activities	(53,607)	(26,707)	(32,323)
Net (decrease) increase in cash and cash equivalents	(5,490)	(4,345)	15,194
Cash and cash equivalents at beginning of period	19,216	23,561	8,367
Cash and cash equivalents at end of period	$13,726	$19,216	$23,561

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$24,330	$24,297	$24,286	$25,381
Interest expense	1,951	2,035	1,961	1,502
Net interest income	22,379	22,262	22,325	23,879
Provision for loan losses	495	495	495	908
Net interest income after provision	21,884	21,767	21,830	22,971
Noninterest income, excluding net loss on sale of securities	6,668	6,959	7,137	6,297
Net loss on sale of securities	-	-	(618)	-
Noninterest expense	17,116	17,160	18,131	17,366
Income before income taxes	11,436	11,566	10,218	11,902
Income tax expense	2,568	2,500	1,118	2,596
Net income	$8,868	$9,066	$9,100	$9,306

Basic earnings per common share	$0.52	$0.54	$0.55	$0.58
Diluted earnings per common share	0.52	0.54	0.55	0.57
Dividends per common share	0.66	0.18	0.21	0.21

Weighted average basic shares outstanding	16,955,758	16,689,398	16,512,823	16,201,148
Weighted average diluted shares outstanding	17,047,638	16,788,615	16,612,416	16,280,404

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2017
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$23,192	$24,305	$24,049	$23,762
Interest expense	2,051	2,011	1,999	2,029
Net interest income	21,141	22,294	22,050	21,733
Provision for loan losses	492	934	730	615
Net interest income after provision	20,649	21,360	21,320	21,118
Noninterest income, excluding net loss on sale of securities	5,312	5,712	6,703	7,502
Net loss on sale of securities	-	(657)	-	(4)
Noninterest expense	16,704	17,038	16,477	16,683
Income before income taxes	9,257	9,377	11,546	11,933
Income tax expense	3,055	2,959	3,894	10,720
Net income	$6,202	$6,418	$7,652	$1,213

Basic earnings per common share	$0.36	$0.38	$0.45	$0.07
Diluted earnings per common share	0.36	0.38	0.45	0.07
Dividends per common share	0.16	0.16	0.18	0.18

Weighted average basic shares outstanding	16,998,125	17,012,189	17,005,654	16,992,519
Weighted average diluted shares outstanding	17,072,174	17,082,832	17,082,729	17,083,949

- Report of Independent Registered Public Accounting Firm -

Board of Directors and the Stockholders

First Community Bankshares, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. and Subsidiary (formerly named First Community Bancshares, Inc. and herein referred to as the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019, expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

/s/ Dixon Hughes Goodman LLP

Asheville, North Carolina

March 1, 2019

- Management’s Assessment of Internal Control over Financial Reporting -

First Community Bankshares, Inc. (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Annual Report on Form 10-K. The consolidated financial statements and notes included in this Annual Report on Form 10-K have been prepared in conformity with U.S. generally accepted accounting principles and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2018.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 1st day of March, 2019.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

Board of Directors and the Stockholders

First Community Bankshares, Inc. and Subsidiary

Opinion on Internal Control Over Financial Reporting

We have audited First Community Bankshares, Inc. and Subsidiary (formerly named First Community Bancshares, Inc. and herein referred to as the “Company”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Community Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of First Community Bankshares, Inc. and Subsidiary as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018, and our report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.

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

March 1, 2019

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2018, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

For additional information about the Company’s internal controls, see “Management's Assessment of Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in Item 8 of this report.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Board of Directors, First Community Bankshares, Inc.

W. C. Blankenship, Jr. Retired Agent, State Farm Insurance	Gary R. Mills President, First Community Bankshares, Inc.; Chief Executive Officer and President, First Community Bank
C. William Davis Attorney at Law, Richardson & Davis, PLLC	M. Adam Sarver
Samuel L. Elmore	Member/Co-Manager, Main Street Builders, LLC, Eastern Door & Glass, LLC, and Clover Leaf Properties, LLC

Retired Chief Credit Officer and Senior Vice President, First Community Bank;

Past Executive Vice President, Citizens Southern Bank, Inc.; Past President and

Chief Executive Officer, Bank One; Past Vice President, Key Centurion Bancshares;

Past President and Chief Operations Officer, Beckley National Bank;

Director, Raleigh County Commission on Aging

William P. Stafford, II Chief Executive Officer, First Community Bankshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Richard S. Johnson

Chairman, President, and Chief Executive Officer, The Wilton Companies;

Director and Past Chairman, City of Richmond Economic Development Authority;

Trustee Emeritus, University of Richmond

Executive Officers, First Community Bankshares, Inc.

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer and Secretary

Gary R. Mills	E. Stephen Lilly
President	Chief Operating Officer and Executive Vice President

Board of Directors, First Community Bank

James H. Atkinson, Jr.	T. Vernon Foster
Retired Chief Executive Officer, Peoples Bank of Virginia W. C. Blankenship, Jr.

President of J. La’Verne Print Communications; Past Director, TriStone Community

Bank; Executive Director: MBA Programs, Career Management & Public Relations,

University of Louisville, College of Business

See above
Richard H. Jarrell
Robert L. Buzzo Retired Vice President and Secretary, First Community Bankshares, Inc.; Retired President Emeritus, First Community Bank

Chick-fil-A Franchise Owner; Director, Raleigh General Hospital Board of Trustees;

Director, Beckley-Raleigh County Chamber of Commerce; Director, United Way of

Southwest Virginia; Director, Raleigh County Board of Education

Samuel D. Campbell	Richard S. Johnson
Attorney at Law	(See above)

C. William Davis	Gary R. Mills
(See above)	(See above)

Samuel L. Elmore	M. Adam Sarver
(See above)	(See above)

S. Michael Feola	William P. Stafford, II
Retired Senior Vice President – Regional President, First Community Bank	(See above)

Frank C. Tinder
President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 29, 2019 (“2019 Annual Meeting”) under the headings “Proposal 1: Election of Directors,” “Nominees for the Class of 2022,” “Incumbent Directors,” “Non-Director Named Executive Officers,” “Corporate Governance,” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on March 13, 2018.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2018:

Number of securities
	Number of securities		remaining available
	to be issued upon	Weighted-average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrants	options, warrants	(excluding securities
Plan category	and rights	and rights	reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	72,193	$19.41	347,285
Equity compensation plans not approved by security holders(2)	84,062	22.08	-
Total	156,255		347,285

(1) Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan
(2) Includes the 2001 Directors' Option Plan and 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2012 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting under the headings “Corporate Governance” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required in this item is incorporated by reference to our Proxy Statement for the 2019 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2018 and 2017; (ii) Consolidated Statements of Income for the years ended December 31, 2018, 2017, and 2016; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017, and 2016; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018, 2017, and 2016; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017, and 2016; and (vi) Notes to Consolidated Financial Statements

*	Filed herewith
**

Indicates a management contract or compensation plan or agreement. These contracts, plans, or agreements were assumed by First Community Bankshares, Inc. in October 2018 in connection with First Community Bancshares, Inc., a Nevada corporation, merging with and into its wholly-owned subsidiary, First Community Bankshares, Inc., a Virginia corporation, pursuant to an Agreement and Plan of Reincorporation and Merger with First Community Bankshares, Inc. continuing as the surviving corporation.

***	Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 1st day of March, 2019.

First Community Bankshares, Inc.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer	March 1, 2019
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 1, 2019
David D. Brown

/s/ C. William Davis	Director	March 1, 2019
C. William Davis

/s/ Richard S. Johnson	Director	March 1, 2019
Richard S. Johnson

/s/ Gary R. Mills	President and Director	March 1, 2019
Gary R. Mills

/s/ M. Adam Sarver	Director	March 1, 2019
M. Adam Sarver