Form 10-Q
period 2019-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2019-05-10
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019
or

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($1.00 par value)	FCBC	NASDAQ Global Select

As of April 30, 2019, there were 15,756,830 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$36,600	$40,421
Federal funds sold	110,950	35,457
Interest-bearing deposits in banks	996	995
Total cash and cash equivalents	148,546	76,873
Debt securities available for sale	132,597	153,116
Debt securities held to maturity	-	25,013
Loans held for investment, net of unearned income (includes covered loans of $17,475 and $18,815, respectively)	1,737,380	1,775,084
Allowance for loan losses	(18,243)	(18,267)
Loans held for investment, net	1,719,137	1,756,817
FDIC indemnification asset	4,578	5,108
Premises and equipment, net	46,636	45,785
Other real estate owned (includes covered OREO of $152 and $32, respectively)	4,055	3,838
Interest receivable	5,227	5,481
Goodwill	92,744	92,744
Other intangible assets	4,780	5,026
Other assets	84,035	74,573
Total assets	$2,242,335	$2,244,374

Liabilities
Deposits
Noninterest-bearing	$479,299	$459,550
Interest-bearing	1,399,138	1,396,200
Total deposits	1,878,437	1,855,750
Securities sold under agreements to repurchase	3,700	29,370
Interest, taxes, and other liabilities	27,096	26,397
Total liabilities	1,909,233	1,911,517

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 15,818,368 shares issued and outstanding at March 31, 2019; 16,007,263 shares issued and outstanding at December 31, 2018	15,818	16,007
Additional paid-in capital	115,914	122,486
Retained earnings	202,103	195,793
Accumulated other comprehensive loss	(733)	(1,429)
Total stockholders' equity	333,102	332,857
Total liabilities and stockholders' equity	$2,242,335	$2,244,374

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2019	2018
Interest income
Interest and fees on loans	$22,179	$22,755
Interest on securities -- taxable	409	389
Interest on securities -- tax-exempt	685	715
Interest on deposits in banks	338	471
Total interest income	23,611	24,330
Interest expense
Interest on deposits	1,305	1,251
Interest on short-term borrowings	120	200
Interest on long-term debt	-	500
Total interest expense	1,425	1,951
Net interest income	22,186	22,379
Provision for loan losses	1,220	495
Net interest income after provision for loan losses	20,966	21,884
Noninterest income
Wealth management	745	794
Service charges on deposits	3,408	3,468
Other service charges and fees	2,049	1,857
Insurance commissions	-	329
Net FDIC indemnification asset amortization	(552)	(382)
Other income	1,675	-
Other operating income	755	602
Total noninterest income	8,080	6,668
Noninterest expense
Salaries and employee benefits	9,166	9,441
Occupancy expense	1,153	1,250
Furniture and equipment expense	1,033	1,046
Service fees	1,030	828
Advertising and public relations	524	522
Professional fees	414	307
Amortization of intangibles	246	261
FDIC premiums and assessments	168	211
Other operating expense	3,051	3,250
Total noninterest expense	16,785	17,116
Income before income taxes	12,261	11,436
Income tax expense	2,630	2,568
Net income	9,631	8,868

Earnings per common share
Basic	$0.61	$0.52
Diluted	0.60	0.52
Cash dividends per common share	0.21	0.66
Weighted average shares outstanding
Basic	15,839,424	16,955,758
Diluted	15,920,950	17,047,638

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2019	2018
(Amounts in thousands)
Net income	$9,631	$8,868
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	1,218	(2,147)
Reclassification adjustment for net losses recognized in net income	-	-
Net unrealized (losses) gains on available-for-sale debt securities	1,218	(2,147)
Employee benefit plans:
Net actuarial (loss)	(407)	(1)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	69	71
Net unrealized gains (losses) on employee benefit plans	(338)	70
Other comprehensive (loss) income, before tax	880	(2,077)
Income tax (benefit) expense	184	(436)
Other comprehensive (loss) income, net of tax	696	(1,641)
Total comprehensive income	$10,327	$7,227

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	8,868	-	-	8,868
Other comprehensive (loss)	-	-	-	-	-	(1,641)	(1,641)
Common dividends declared -- $0.66 per share	-	-	-	(11,184)	-	-	(11,184)
Equity-based compensation expense	-	-	(16)	-	547	-	531
Common stock options exercised -- 1,697 shares	-	-	(9)	-	31	-	22
Issuance of treasury stock to 401(k) plan -- 4,943 shares	-	-	49	-	91	-	140
Purchase of treasury shares -- 187,300 shares at $28.90 per share	-	-	-	-	(5,413)	-	(5,413)
Balance March 31, 2018	$-	$21,382	$228,774	$178,227	$(83,865)	$(2,481)	$342,037

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$-	$(1,429)	$332,857
Net income	-	-	-	9,631	-	-	9,631
Other comprehensive income	-	-	-	-	-	696	696
Common dividends declared -- $0.21 per share	-	-	-	(3,321)	-	-	(3,321)
Equity-based compensation expense	-	38	819	-	-	-	857
Common stock options exercised -- 1,418 shares	-	2	22	-	-	-	24
Issuance of common stock to 401(k) plan -- 4,098 shares	-	4	136	-	-	-	140
Purchase of common shares -- 232,900 shares at $33.41 per share	-	(233)	(7,549)	-	-	-	(7,782)
Balance March 31, 2019	$-	$15,818	$115,914	$202,103	$-	$(733)	$333,102

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2019	2018
Operating activities
Net income	$9,631	$8,868
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	1,220	495
Depreciation and amortization of premises and equipment	736	806
Amortization of premiums on investments, net	16	112
Amortization of FDIC indemnification asset, net	552	382
Amortization of intangible assets	246	261
Accretion on acquired loans	(765)	(1,845)
Equity-based compensation expense	857	531
Issuance of common stock to 401(k) plan	140	140
(Gain) loss on sale of premises and equipment, net	(20)	7
Loss on sale of other real estate owned	364	103
Decrease in accrued interest receivable	254	623
(Increase) decrease in other operating activities	862	350
Net cash provided by operating activities	14,093	10,833
Investing activities
Proceeds from maturities, prepayments, and calls of securities available for sale	11,735	2,552
Proceeds from maturities and calls of securities held to maturity	25,000	-
Payments to acquire securities available for sale	-	(23,387)
Proceeds from repayment of loans, net	35,316	22,862
Proceeds from bank owned life insurance	-	171
(Redemption of) proceeds from FHLB stock, net	(129)	3
(Payments to) proceeds from the FDIC	(23)	111
Proceeds from sale of premises and equipment	40	475
Payments to acquire premises and equipment	(1,625)	(121)
Proceeds from sale of other real estate owned	1,328	508
Net cash provided by investing activities	71,642	3,174
Financing activities
Increase in noninterest-bearing deposits, net	19,749	6,335
Increase in interest-bearing deposits, net	2,938	44,393
(Repayments of) securities sold under agreements to repurchase, net	(25,670)	(971)
Proceeds from stock options exercised	24	22
Payments for repurchase of common stock	(7,782)	(5,413)
Payments of common dividends	(3,321)	(11,184)
Net cash (used in) provided by financing activities	(14,062)	33,182
Net increase in cash and cash equivalents	71,673	47,189
Cash and cash equivalents at beginning of period	76,873	157,951
Cash and cash equivalents at end of period	$148,546	$205,140

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,515	$1,983
Cash paid for income taxes	2,678	-

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	1,908	2,787
Loans originated to finance other real estate owned	488	-
Decrease (increase) in accumulated other comprehensive loss	696	(1,641)
Security settlements in process	10,000	20,000

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 1, 2019. The condensed consolidated balance sheet as of December 31, 2018, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2018 Form 10-K.

Recent Accounting Standards

Standards Adopted in 2019

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements.” This ASU makes changes to a variety of topics to clarify, correct errors in, or make minor improvements to the Accounting Standards Codification. The majority of the amendments in ASU 2018-09 became effective for the Company for fiscal years beginning after December 15, 2018. The Company adopted ASU 2018-09 in the first quarter of 2019. The adoption of the standard had no material effect on its financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The ASU intends to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements and simplify the application of hedge accounting guidance. ASU 2017-12 became effective for the Company for fiscal years beginning after December 15, 2018. The Company adopted ASU 2017-12 in the first quarter of 2019. The adoption of the standard had no material effect on its financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new guidance at the effective date without adjusting the comparative periods presented.  In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which updates narrow aspects of the guidance issued in ASU 2016-02, as well as issuing ASU 2018-11, which allows entities to choose an additional transition method in which an entity is allowed to apply the standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption  Under this method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted.  The Company adopted ASU 2016-02 January 1, 2019, electing to recognize and measure existing leases at the adoption date with no adjustments to prior periods.   In addition, the Company elected the practical expedients of not re-assessing the classifications of existing leases, not re-assessing if existing leases have initial direct costs, or examining expired or existing contracts to determine if a lease exists.  All of the current leases are classified as operating leases.  The adoption of the standard resulted in a right-of-use asset of $915 thousand and a lease liability of $915 thousand which are included in other assets and other liabilities, respectively, in the condensed consolidated balance sheets. The adoption did not have a material impact on the financial position or results of operations of the Company.

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

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,079	$-	$(1)	$1,078
U.S. Treasury securities	-	-	-	-
Municipal securities	95,810	1,231	(44)	96,997
Mortgage-backed Agency securities	34,851	92	(421)	34,522
Total	$131,740	$1,323	$(466)	$132,597

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,108	$5	$-	$1,113
U.S. Treasury securities	19,970	-	(10)	19,960
Municipal securities	96,886	912	(509)	97,289
Mortgage-backed Agency securities	35,513	14	(773)	34,754
Total	$153,477	$931	$(1,292)	$153,116

The remaining debt securities held in the held-to-maturity portfolio at year-end matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million. The following table presents the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, at year-end:

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$17,887	$-	$(20)	$17,867
Corporate securities	7,126	-	(3)	7,123
Total	$25,013	$-	$(23)	$24,990

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2019
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$-	$-
Due after one year but within five years	17,977	18,188
Due after five years but within ten years	78,912	79,887
Due after ten years	-	-
	96,889	98,075
Mortgage-backed securities	34,851	34,522
Total debt securities available for sale	$131,740	$132,597

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,068	$(1)	$-	$-	$1,068	$(1)
Municipal securities	-	-	4,999	(44)	4,999	(44)
Mortgage-backed Agency securities	518	(2)	16,317	(419)	16,835	(421)
Total	$1,586	$(3)	$21,316	$(463)	$22,902	$(466)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$19,960	$(10)	$-	$-	$19,960	$(10)
Municipal securities	7,116	(62)	18,081	(447)	25,197	(509)
Mortgage-backed Agency securities	15,762	(99)	15,344	(674)	31,106	(773)
Total	$42,838	$(171)	$33,425	$(1,121)	$76,263	$(1,292)

The following table presents the fair values and unrealized losses for held-to-maturity debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$17,867	$(20)	$17,867	$(20)
Corporate securities	-	-	7,123	(3)	7,123	(3)
Total	$-	$-	$24,990	$(23)	$24,990	$(23)

There were 35 individual debt securities in an unrealized loss position as of March 31, 2019, and their combined depreciation in value represented 0.35% of the debt securities portfolio. There were 90 individual debt securities in an unrealized loss position as of December 31, 2018, and their combined depreciation in value represented 0.74% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three months ended March 31, 2019 and 2018, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

There were no gross realized gains or losses from the sale of available-for-sale debt securities for the three months ended March 31, 2019 or 2018. The carrying amount of securities pledged for various purposes totaled $27.14 million as of March 31, 2019, and $38.25 million as of December 31, 2018.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.60 million as of March 31, 2019, and $1.79 million as of December 31, 2018. Deferred loan fees, net of loan costs, totaled $4.23 million as of March 31, 2019, and $4.60 million as of December 31, 2018. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	March 31, 2019		December 31, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$63,975	3.68%	$63,508	3.58%
Commercial and industrial	94,039	5.41%	104,863	5.91%
Multi-family residential	102,071	5.87%	107,012	6.03%
Single family non-owner occupied	140,037	8.06%	140,097	7.89%
Non-farm, non-residential	602,207	34.67%	613,877	34.58%
Agricultural	8,975	0.52%	8,545	0.48%
Farmland	18,569	1.07%	18,905	1.07%
Total commercial loans	1,029,873	59.28%	1,056,807	59.54%
Consumer real estate loans
Home equity lines	90,000	5.18%	93,466	5.27%
Single family owner occupied	502,059	28.89%	510,963	28.79%
Owner occupied construction	13,867	0.80%	18,171	1.02%
Total consumer real estate loans	605,926	34.87%	622,600	35.08%
Consumer and other loans
Consumer loans	79,185	4.56%	71,552	4.03%
Other	4,921	0.28%	5,310	0.30%
Total consumer and other loans	84,106	4.84%	76,862	4.33%
Total non-covered loans	1,719,905	98.99%	1,756,269	98.94%
Total covered loans	17,475	1.01%	18,815	1.06%
Total loans held for investment, net of unearned income	$1,737,380	100.00%	$1,775,084	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	March 31, 2019	December 31, 2018
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$33	$35
Single family non-owner occupied	231	238
Non-farm, non-residential	6	6
Total commercial loans	270	279
Consumer real estate loans
Home equity lines	14,076	15,284
Single family owner occupied	3,129	3,252
Total consumer real estate loans	17,205	18,536
Total covered loans	$17,475	$18,815

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	March 31, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,348	$7,116	$5,330	$7,272
Waccamaw	5,266	18,436	5,805	19,602
Other acquired	853	879	868	894
Total PCI Loans	$11,467	$26,431	$12,003	$27,768

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(364)	(1,845)	(2,209)
Reclassifications (to) from nonaccretable difference(1)	(29)	601	572
Other changes, net	132	(261)	(129)
Balance March 31, 2018	$3,127	$17,960	$21,087

Balance January 1, 2019	$2,590	$14,639	$17,229
Accretion	(259)	(752)	(1,011)
Reclassifications from nonaccretable difference(1)	7	653	660
Other changes, net	58	250	308
Balance March 31, 2019	$2,396	$14,790	$17,186

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

	March 31, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$62,395	$639	$941	$-	$-	$63,975
Commercial and industrial	91,320	1,852	867	-	-	94,039
Multi-family residential	99,811	847	1,413	-	-	102,071
Single family non-owner occupied	131,049	4,139	4,849	-	-	140,037
Non-farm, non-residential	582,290	7,447	12,324	146	-	602,207
Agricultural	8,807	119	49	-	-	8,975
Farmland	16,300	528	1,741	-	-	18,569
Consumer real estate loans
Home equity lines	87,657	641	1,702	-	-	90,000
Single family owner occupied	474,928	3,925	23,206	-	-	502,059
Owner occupied construction	13,570	-	297	-	-	13,867
Consumer and other loans
Consumer loans	78,830	11	344	-	-	79,185
Other	4,921	-	-	-	-	4,921
Total non-covered loans	1,651,878	20,148	47,733	146	-	1,719,905
Covered loans
Commercial loans
Construction, development, and other land	-	33	-	-	-	33
Single family non-owner occupied	216	-	15	-	-	231
Non-farm, non-residential	-	-	6	-	-	6
Consumer real estate loans
Home equity lines	8,953	4,791	332	-	-	14,076
Single family owner occupied	2,393	339	397	-	-	3,129
Total covered loans	11,562	5,163	750	-	-	17,475
Total loans	$1,663,440	$25,311	$48,483	$146	$-	$1,737,380

	December 31, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$61,877	$661	$970	$-	$-	$63,508
Commercial and industrial	102,044	2,166	653	-	-	104,863
Multi-family residential	104,183	1,087	1,742	-	-	107,012
Single family non-owner occupied	131,443	4,395	4,259	-	-	140,097
Non-farm, non-residential	595,659	8,166	9,906	146	-	613,877
Agricultural	8,328	131	86	-	-	8,545
Farmland	16,898	538	1,469	-	-	18,905
Consumer real estate loans
Home equity lines	91,194	649	1,623	-	-	93,466
Single family owner occupied	482,794	4,355	23,814	-	-	510,963
Owner occupied construction	17,872	-	299	-	-	18,171
Consumer and other loans
Consumer loans	71,240	4	308	-	-	71,552
Other	5,310	-	-	-	-	5,310
Total non-covered loans	1,688,842	22,152	45,129	146	-	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	35	-	-	-	35
Single family non-owner occupied	223	-	15	-	-	238
Non-farm, non-residential	-	-	6	-	-	6
Consumer real estate loans
Home equity lines	9,511	5,244	529	-	-	15,284
Single family owner occupied	2,507	355	390	-	-	3,252
Total covered loans	12,241	5,634	940	-	-	18,815
Total loans	$1,701,083	$27,786	$46,069	$146	$-	$1,775,084

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	March 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$803	$831	$-	$824	$840	$-
Commercial and industrial	615	641	-	386	416	-
Multi-family residential	1,334	1,804	-	1,127	1,274	-
Single family non-owner occupied	3,003	3,255	-	2,761	3,095	-
Non-farm, non-residential	4,553	4,987	-	4,154	4,494	-
Agricultural	49	51	-	86	96	-
Farmland	1,464	1,548	-	1,464	1,547	-
Consumer real estate loans
Home equity lines	1,411	1,515	-	1,315	1,451	-
Single family owner occupied	15,554	17,912	-	15,451	18,390	-
Owner occupied construction	224	224	-	225	225	-
Consumer and other loans
Consumer loans	104	107	-	145	156	-
Total impaired loans with no allowance	29,114	32,875	-	27,938	31,984	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	-	-	-
Multi-family residential	-	-	-	534	536	230
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	-	-	-	840	842	235
Farmland	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	65	68	65
Single family owner occupied	2,319	2,319	684	3,631	3,683	922
Total impaired loans with an allowance	2,319	2,319	684	5,070	5,129	1,452
Total impaired loans(1)	$31,433	$35,194	$684	$33,008	$37,113	$1,452

(1)

Total impaired loans include loans totaling $24.41 million as of March 31, 2019, and $25.27 million as of December 31, 2018, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of individual loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended March 31,
	2019		2018
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$7	$800	$13	$1,116
Commercial and industrial	3	617	1	585
Multi-family residential	9	1,618	10	799
Single family non-owner occupied	28	2,994	23	2,960
Non-farm, non-residential	17	4,675	39	7,109
Agricultural	2	53	-	283
Farmland	16	1,449	9	438
Consumer real estate loans
Home equity lines	7	1,408	7	1,806
Single family owner occupied	124	15,939	107	15,586
Owner occupied construction	2	221	3	227
Consumer and other loans
Consumer loans	1	105	1	76
Total impaired loans with no related allowance	216	29,879	213	30,985

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-
Commercial and industrial	-	-	-	-
Single family non-owner occupied	-	-	7	439
Non-farm, non-residential	-	-	-	166
Farmland	-	-	-	404
Consumer real estate loans
Home equity lines	-	-	-	72
Single family owner occupied	29	2,291	32	5,474
Owner occupied construction	-	-	-	-
Total impaired loans with a related allowance	29	2,291	39	6,555
Total impaired loans	$245	$32,170	$252	$37,540

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2019			December 31, 2018
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$400	$-	$400	$413	$-	$413
Commercial and industrial	597	-	597	428	-	428
Multi-family residential	1,074	-	1,074	1,395	-	1,395
Single family non-owner occupied	2,166	13	2,179	1,696	15	1,711
Non-farm, non-residential	3,559	-	3,559	4,020	-	4,020
Agricultural	49	-	49	86	-	86
Farmland	717	-	717	711	-	711
Consumer real estate loans
Home equity lines	699	189	888	614	271	885
Single family owner occupied	9,232	35	9,267	10,141	36	10,177
Consumer and other loans
Consumer loans	51	-	51	79	-	79
Total nonaccrual loans	$18,544	$237	$18,781	$19,583	$322	$19,905

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $156 thousand as of March 31, 2019, compared to $58 thousand as of December 31, 2018.

	March 31, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$135	$-	$395	$530	$63,445	$63,975
Commercial and industrial	372	16	507	895	93,144	94,039
Multi-family residential	-	-	956	956	101,115	102,071
Single family non-owner occupied	721	638	1,149	2,508	137,529	140,037
Non-farm, non-residential	2,170	1,030	2,149	5,349	596,858	602,207
Agricultural	-	-	-	-	8,975	8,975
Farmland	510	260	457	1,227	17,342	18,569
Consumer real estate loans
Home equity lines	219	278	484	981	89,019	90,000
Single family owner occupied	4,529	3,691	3,450	11,670	490,389	502,059
Owner occupied construction	-	-	-	-	13,867	13,867
Consumer and other loans
Consumer loans	674	103	42	819	78,366	79,185
Other	-	-	-	-	4,921	4,921
Total non-covered loans	9,330	6,016	9,589	24,935	1,694,970	1,719,905
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	33	33
Single family non-owner occupied	13	-	-	13	218	231
Non-farm, non-residential	-	-	-	-	6	6
Consumer real estate loans
Home equity lines	578	-	-	578	13,498	14,076
Single family owner occupied	53	-	-	53	3,076	3,129
Total covered loans	644	-	-	644	16,831	17,475
Total loans	$9,974	$6,016	$9,589	$25,579	$1,711,801	$1,737,380

	December 31, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$-	$407	$518	$62,990	$63,508
Commercial and industrial	306	-	262	568	104,295	104,863
Multi-family residential	113	-	1,274	1,387	105,625	107,012
Single family non-owner occupied	514	1,115	992	2,621	137,476	140,097
Non-farm, non-residential	1,332	540	2,398	4,270	609,607	613,877
Agricultural	109	-	-	109	8,436	8,545
Farmland	640	-	392	1,032	17,873	18,905
Consumer real estate loans
Home equity lines	408	209	334	951	92,515	93,466
Single family owner occupied	5,006	3,495	4,445	12,946	498,017	510,963
Owner occupied construction	-	-	-	-	18,171	18,171
Consumer and other loans
Consumer loans	507	200	59	766	70,786	71,552
Other	-	-	-	-	5,310	5,310
Total non-covered loans	9,046	5,559	10,563	25,168	1,731,101	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	15	-	-	15	223	238
Non-farm, non-residential	-	-	-	-	6	6
Consumer real estate loans
Home equity lines	176	38	91	305	14,979	15,284
Single family owner occupied	166	-	-	166	3,086	3,252
Total covered loans	357	38	91	486	18,329	18,815
Total loans	$9,403	$5,597	$10,654	$25,654	$1,749,430	$1,775,084

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of March 31, 2019, or December 31, 2018.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	March 31, 2019			December 31, 2018
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Single family non-owner occupied	638	610	$1,248	$640	$309	$949
Non-farm, non-residential	-	313	313	-	314	314
Consumer real estate loans
Home equity lines	4	123	127	-	127	127
Single family owner occupied	2,221	5,185	7,406	1,941	5,417	7,358
Owner occupied construction	-	224	224	-	225	225
Consumer and other loans
Consumer loans	-	34	34	-	35	35
Total TDRs	$2,863	$6,489	$9,352	$2,581	$6,427	$9,008

Allowance for loan losses related to TDRs			$481			$568

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended March 31
	2019	2018
(Amounts in thousands)
Interest income recognized	$63	$70

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended March 31,
	2019			2018
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate and extended payment term
Single family owner occupied	$2	$374	$372	-	-	-
Single family non-owner occupied	1	304	304	-	-	-
Consumer loans	-	-	-	-	-	-
Other	-	-	-	-	-	-
Total below market interest rate and extended payment term	3	678	676	-	-	-
Payment deferral
Single family owner occupied	1	66	49	-	-	-
Home equity lines	1	4	4	-	-	-
Total principal deferral	2	70	53	-	-	-

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of March 31, 2019 or 2018.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2019	December 31, 2018
(Amounts in thousands)
Non-covered OREO	$3,903	$3,806
Covered OREO	152	32
Total OREO	$4,055	$3,838

Non-covered OREO secured by residential real estate	$2,653	$2,303
Residential real estate loans in the foreclosure process(1)	4,152	6,349

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of March 31, 2019.

	Three Months Ended March 31, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
(Recovery of) provision for loan losses charged to operations	(106)	817	509	1,220
Charge-offs	(492)	(759)	(371)	(1,622)
Recoveries	164	66	148	378
Net charge-offs	(328)	(693)	(223)	(1,244)
Ending balance	$10,065	$6,856	$1,322	$18,243

	Three Months Ended March 31, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(41)	237	299	495
Charge-offs	(141)	(131)	(426)	(698)
Recoveries	288	47	92	427
Net charge-offs	147	(84)	(334)	(271)
Ending balance	$11,778	$6,963	$759	$19,500

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	March 31, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$63,510	$436
Commercial and industrial	-	-	94,039	525
Multi-family residential	536	-	101,535	1,009
Single family non-owner occupied	-	-	138,399	1,472
Non-farm, non-residential	1,403	-	596,856	6,354
Agricultural	-	-	8,975	78
Farmland	542	-	18,027	191
Total commercial loans	2,481	-	1,021,341	10,065
Consumer real estate loans
Home equity lines	-	-	99,516	668
Single family owner occupied	4,543	684	500,058	5,399
Owner occupied construction	-	-	13,867	105
Total consumer real estate loans	4,543	684	613,441	6,172
Consumer and other loans
Consumer loans	-	-	79,185	1,322
Other	-	-	4,921	-
Total consumer and other loans	-	-	84,106	1,322
Total loans, excluding PCI loans	$7,024	$684	$1,718,888	$17,559

	December 31, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$63,039	$417
Commercial and industrial	-	-	104,863	663
Multi-family residential	534	230	106,478	962
Single family non-owner occupied	-	-	138,451	1,442
Non-farm, non-residential	840	235	609,100	6,295
Agricultural	-	-	8,545	85
Farmland	-	-	18,905	170
Total commercial loans	1,374	465	1,049,381	10,034
Consumer real estate loans
Home equity lines	65	65	103,668	683
Single family owner occupied	3,631	922	509,929	4,931
Owner occupied construction	-	-	18,171	131
Total consumer real estate loans	3,696	987	631,768	5,745
Consumer and other loans
Consumer loans	-	-	71,552	1,036
Other	-	-	5,310	-
Total consumer and other loans	-	-	76,862	1,036
Total loans, excluding PCI loans	$5,070	$1,452	$1,758,011	$16,815

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	March 31, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	4,442	-	4,405	-
Other	853	-	868	-
Total commercial loans	5,295	-	5,273	-
Consumer real estate loans
Waccamaw serviced home equity lines	4,560	-	5,017	-
Waccamaw residential	706	-	788	-
Peoples residential	906	-	925	-
Total consumer real estate loans	6,172	-	6,730	-
Total PCI loans	$11,467	$-	$12,003	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of March 31, 2019.

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

	Three Months Ended March 31,
	2019	2018
(Amounts in thousands)
Beginning balance	$5,108	$7,161
Reimbursable expenses (to) from the FDIC	-	(6)
Net amortization	(552)	(382)
Payments to the FDIC	22	111
Ending balance	$4,578	$6,884

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2019	December 31, 2018
(Amounts in thousands)
Noninterest-bearing demand deposits	$479,299	$459,550
Interest-bearing deposits:
Interest-bearing demand deposits	457,617	451,721
Money market accounts	154,561	153,483
Savings deposits	352,963	345,335
Certificates of deposit	322,171	330,757
Individual retirement accounts	111,826	114,904
Total interest-bearing deposits	1,399,138	1,396,200
Total deposits	$1,878,437	$1,855,750

Note 8. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”; the standard was adopted prospectively. The Company currently has two operating leases that are recorded as a right of use (“ROU”) asset and operating lease liability. The right of use asset is recorded in other assets on the consolidated balance sheet; while the lease liability is recorded in other liabilities. The ROU asset represents the right to use an underlying asset during the lease term and the lease liability represents the obligation to make lease payments arising from the lease. The current ROU asset and lease liability were recognized at the adoption date of January 1, 2019 based on the present value of the remaining lease payemnts using a discount rate that represented our incremental borrowing rate at the time of adoption. The lease expense which is comprised of the amortization of the ROU asset and the implicit interest accreted on the lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

The Company’s current operating leases relate primarily to bank branches with remaining terms of 1 to 10 years. As of March 31, 2019, the ROU asset and lease liability were $895 thousand and $899 thousand, respectively. The weigted average discount rate was 3.34% as of March 31, 2019.

Future minimum lease payments as of March 31, 2019 are as follows:

Year	Amount
(Amounts in thousands)
2020	$115
2021	101
2022	101
2023	101
2024 and thereafter	639
Total lease payments	1,057
Less: Interest	(158)
Present value of lease liabilities	$899

Note 9. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2019		December 31, 2018
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$3,700	0.13%	$4,370	0.12%
Long-term borrowings
Wholesale repurchase agreement	-		25,000	3.18%
Total borrowings	$3,700		$29,370

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter. The Company repaid the borrowing with current liquidity.

As of March 31, 2019, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $397.66 million, net of FHLB letters of credit of $144.38 million, as of March 31, 2019. As of March 31, 2019, the Company pledged $856.76 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that renewed in April 2019. There was no outstanding balance on the line as of March 31, 2019, or December 31, 2018.

Note 10. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

As of March 31, 2019, the Company’s derivative instruments consisted of three interest rate swap agreements. The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2019. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2019				December 31, 2018
	Notional or	Fair Value			Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities		Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,397	$-	$76		$5,483	$12	$-
Total derivatives	$5,397	$-	$76	#	$5,483	$12	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,		Income Statement
(Amounts in thousands)	2019	2018	Location
Derivatives designated as hedges
Interest rate swaps	$-	$13	Interest and fees on loans
Total derivative expense	$-	$13

Note 11. Employee Benefit Plans

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

	Three Months Ended March 31,		Income Statement
	2019	2018	Location
(Amounts in thousands)
Service cost	$80	$68	Salaries and employee benefits
Interest cost	101	89	Other expense
Amortization of prior service cost	64	59	Other expense
Amortization of losses	5	12	Other expense
Net periodic cost	$250	$228

Note 12. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
(Amounts in thousands, except share and per share data)
Net income	$9,631	$8,868

Weighted average common shares outstanding, basic	15,839,424	16,955,758
Dilutive effect of potential common shares
Stock options	58,929	54,305
Restricted stock	22,597	37,575
Total dilutive effect of potential common shares	81,526	91,880
Weighted average common shares outstanding, diluted	15,920,950	17,047,638

Basic earnings per common share	$0.61	$0.52
Diluted earnings per common share	0.60	0.52

Antidilutive potential common shares
Stock options	-	64,081
Restricted stock	-	5,667
Total potential antidilutive shares	-	69,748

Note 13. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2019
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(285)	$(1,144)	$(1,429)
Other comprehensive loss before reclassifications	962	(321)	641
Reclassified from AOCI	-	55	55
Other comprehensive (loss) income, net	962	(266)	696
Ending balance	$677	$(1,410)	$(733)

	Three Months Ended March 31, 2018
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$975	$(1,815)	$(840)
Other comprehensive loss before reclassifications	(1,697)	-	(1,697)
Reclassified from AOCI	-	56	56
Other comprehensive (loss) income, net	(1,697)	56	(1,641)
Ending balance	$(722)	$(1,759)	$(2,481)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2019	2018	Line Item Affected
Employee benefit plans
Amortization of prior service cost	$64	$59	(1)
Amortization of net actuarial benefit cost	5	12	(1)
Reclassified out of AOCI, before tax	69	71	Income before income taxes
Income tax expense	14	15	Income tax expense
Reclassified out of AOCI, net of tax	55	56	Net income
Total reclassified out of AOCI, net of tax	$55	$56	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

Note 14. Fair Value

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,078	$-	$1,078	$-
U.S. Treasury securities	-	-	-	-
Municipal securities	96,997	-	96,997	-
Mortgage-backed Agency securities	34,522	-	34,522	-
Total available-for-sale debt securities	132,597	-	132,597	-
Equity securities	55	55	-	-
Fair value loans	5,253	-	-	5,253
Deferred compensation assets	3,789	3,789	-	-
Deferred compensation liabilities	3,789	3,789	-	-
Derivative liabilities	75	-	75	-

	December 31, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,113	$-	$1,113	$-
U.S. Treasury securities	19,960	-	19,960	-
Municipal securities	97,289	-	97,289	-
Mortgage-backed Agency securities	34,754	-	34,754	-
Total available-for-sale debt securities	153,116	-	153,116	-
Equity securities	55	55	-	-
Fair value loans	5,412	-	-	5,412
Deferred compensation assets	3,527	3,527	-	-
Derivative assets	12	-	12	-
Deferred compensation liabilities	3,527	3,527	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,635	$-	$-	$1,635
OREO, non-covered	3,903	-	-	3,903
OREO, covered	152	-	-	152

	December 31, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,618	$-	$-	$3,618
OREO, non-covered	3,806	-	-	3,806
OREO, covered	32	-	-	32

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	March 31, 2019				December 31, 2018

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	22%	to	37%	(30%)	15%	to	100%	(29%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	100%	(10%)	1%	to	81%	(31%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	46%	to	54%	(70%)	49%	to	49%	(49%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$148,546	$148,546	$148,546	$-	$-
Debt securities available for sale	132,542	132,542	-	132,542	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,719,137	1,681,646	-	-	1,681,646
FDIC indemnification asset	4,578	1,654	-	-	1,654
Interest receivable	5,227	5,227	-	5,227	-
Deferred compensation assets	3,789	3,789	3,789	-	-

Liabilities
Time deposits	433,997	426,552	-	426,552	-
Securities sold under agreements to repurchase	3,700	3,700	-	3,700	-
Interest payable	528	528	-	528	-
Derivative financial liabilities	75	75	-	75	-
Deferred compensation liabilities	3,789	3,789	3,789	-	-

	December 31, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,873	$76,873	$76,873	$-	$-
Debt securities available for sale	153,116	153,116	-	153,116	-
Debt securities held to maturity	25,013	24,990	-	24,990	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,756,817	1,720,114	-	-	1,720,114
FDIC indemnification asset	5,108	2,565	-	-	2,565
Interest receivable	5,481	5,481	-	5,481	-
Derivative financial assets	12	12	-	12	-
Deferred compensation assets	3,527	3,527	3,527	-	-

Liabilities
Time deposits	445,661	436,018	-	436,018	-
Securities sold under agreements to repurchase	29,370	29,389	-	29,389	-
Interest payable	618	618	-	618	-
Deferred compensation liabilities	3,527	3,527	3,527	-	-

Note 15. Litigation, Commitments, and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2019	December 31, 2018
(Amounts in thousands)
Commitments to extend credit	$198,868	$215,239
Standby letters of credit and financial guarantees(1)	149,610	149,494
Total off-balance sheet risk	348,478	364,733

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2019, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of March 31, 2019, full-time equivalent employees, calculated using the number of hours worked, totaled 518. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2019, the Trust Division and FCWM managed and administered $1.02 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Acquisitions and Divestitures

On September 17, 2018, the Company announced its intention to sell its remaining insurance agency assets to Bankers Insurance, LLC (“BI”) of Glen Allen, Virginia in exchange for an equity interest in BI. The sale, which closed October 1, 2018, strategically allowed the Company to continue offering insurance products to its customers through a larger, more diversified insurance agency. In connection with the decision to divest the insurance agency assets, the Company recognized a one-time goodwill impairment charge of $1.49 million during the third quarter of 2018. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2018 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2018 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2019, and financial condition as of March 31, 2019, include the following:

●	Net income increased $763 thousand, or 8.60%, to $9.63 million compared to the same quarter of 2018.
●	Diluted earnings per share increased $.08 to $.60 compared to the same quarter of 2018, for an increase of 15.38%.
●	Return on average assets for the quarter increased to 1.75%. Return on average equity for the quarter increased to 11.77%.
●	Net interest margin increased 22 basis points to 4.60% compared to the same quarter of 2018.
●

The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter. The Company repaid the borrowing with current liquidity, which should result in annualized net pre-tax savings of $378 thousand. This culminates the Company’s 5-year strategic shift back to a more traditional community bank balance sheet, during which the Company paid off $200 million in wholesale debt.

●	The Company received $1.68 million from litigation settlements during the first quarter.
●	Book value per common share increased $0.27 to $21.06, and tangible book value per common share increased $0.20 to a record $14.89, compared to December 31, 2018.
●	The Company repurchased 232,900 common shares for $7.78 million during the quarter.
●	The Company and its subsidiary bank both significantly exceed regulatory “well capitalized” targets as of March 31, 2019.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
(Amounts in thousands, except per share data)	2019	2018	(Decrease)	% Change

Net income	$9,631	$8,868	$763	8.60%

Basic earnings per common share	0.61	0.52	0.09	17.31%
Diluted earnings per common share	0.60	0.52	0.08	15.38%

Return on average assets	1.75%	1.52%	0.23%	15.13%
Return on average common equity	11.77%	10.30%	1.47%	14.27%

Three-Month Comparison. Net income increased in the first quarter of 2019 due to litigation settlements received of $1.68 million offset by an increase in provision for loan losses of $725 thousand.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Three Months Ended March 31,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(2)
Assets
Earning assets
Loans(2)(3)	$1,765,132	$22,236	5.11%	$1,805,839	$22,827	5.13%
Securities available for sale	145,783	1,231	3.42%	165,103	1,384	3.40%
Securities held to maturity	12,348	45	1.48%	25,132	105	1.69%
Interest-bearing deposits	54,694	338	2.51%	117,953	471	1.62%
Total earning assets	1,977,957	23,850	4.89%	2,114,027	24,787	4.76%
Other assets	247,965			252,284
Total assets	$2,225,922			$2,366,311

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$447,023	$37	0.03%	$462,741	$63	0.06%
Savings deposits	501,276	175	0.14%	518,560	82	0.06%
Time deposits	438,454	1,093	1.01%	493,545	1,106	0.91%
Total interest-bearing deposits	1,386,753	1,305	0.38%	1,474,846	1,251	0.34%
Borrowings
Retail repurchase agreements	3,259	1	0.12%	4,444	1	0.09%
Wholesale repurchase agreements	15,278	119	3.16%	25,000	199	3.23%
FHLB advances and other borrowings	-	-		50,000	500	4.06%
Total borrowings	18,537	120	2.63%	79,444	700	3.57%
Total interest-bearing liabilities	1,405,290	1,425	0.41%	1,554,290	1,951	0.51%
Noninterest-bearing demand deposits	459,766			432,606
Other liabilities	28,894			30,142
Total liabilities	1,893,950			2,017,038
Stockholders' equity	331,972			349,273
Total liabilities and stockholders' equity	$2,225,922			$2,366,311
Net interest income, FTE		$22,425			$22,836
Net interest rate spread			4.48%			4.25%
Net interest margin			4.60%			4.38%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Interest on loans included non-cash purchase accounting accretion of $765 thousand and $1.8 million for the three months ended March 31, 2019 and 2018, respectively.
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2019 Compared to 2018
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$(515)	$(78)	$2	$(591)
Securities available-for-sale	(162)	10	(1)	(153)
Securities held-to-maturity	(53)	(13)	6	(60)
Interest-bearing deposits with other banks	(253)	258	(138)	(133)
Total interest earning assets	(983)	177	(131)	(937)

Interest paid on(1)
Demand deposits	(2)	(25)	1	(26)
Savings deposits	(3)	99	(3)	93
Time deposits	(123)	124	(14)	(13)
Retail repurchase agreements	-	-	-	-
Wholesale repurchase agreements	(77)	(4)	1	(80)
FHLB advances and other borrowings	(500)	-	-	(500)
Total interest-bearing liabilities	(705)	194	(15)	(526)
Change in net interest income(1)	$(278)	$(17)	$(116)	$(411)

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018

Three-Month Comparison. Net interest income comprised 73.30% of total net interest and noninterest income in the first quarter of 2019 compared to 77.04% in the same quarter of 2018. Net interest income on a GAAP basis decreased $193 thousand, or 0.86%, compared to a decrease of $411 thousand, or 1.80%, on a FTE basis. The net interest margin on a FTE basis increased 22 basis points and the net interest spread on a FTE basis increased 23 basis points. The increase in the net interest margin and the net interest spread are primarily attributable to the Company’s strategy to shift back to a more traditional community bank balance sheet through the payoffs of higher-rate wholesale debt.

Average earning assets decreased $136.07 million, or 6.44%, primarily due to a decrease in average interest-bearing deposits as well as average loans. The yield on earning assets increased 13 basis points as the yields in interest-bearing deposits and the available-for-sale investment portfolio increased. Average loans decreased $40.71 million, or 2.25%, and the average loan to deposit ratio increased to 95.59% from 94.67% in the same quarter of 2018. Non-cash accretion income decreased $1.08 million, or 58.59%, due to continued acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $149 million, or 9.59%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 10 basis points. Average borrowings decreased $60.91 million, or 76.67%, largely due to a $50 million, or 100.00%, decrease in FHLB advances as well as a decrease in average wholesale repurchase agreements of $9.72 million, or 38.89%. Average interest-bearing deposits decreased $88.09 million, or 5.97%, which was driven by a $55.09 million, or 11.16%, decrease in average time deposits.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $725 thousand, or 146.46%, to $1.22 million in the first quarter of 2019 compared to the same quarter of 2018. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$745	$794	$(49)	-6.17%
Service charges on deposits	3,408	3,468	(60)	-1.73%
Other service charges and fees	2,049	1,857	192	10.34%
Insurance commissions	-	329	(329)	-100.00%
Net loss on sale of securities	-	-	-	-
Net FDIC indemnification asset amortization	(552)	(382)	(170)	44.50%
Other income	1,675	-	1,675
Other operating income	755	602	153	25.42%
Total noninterest income	$8,080	$6,668	$1,412	21.18%

Three-Month Comparison. Noninterest income comprised 26.70% of total net interest and noninterest income in the first quarter of 2019 compared to 22.96% in the same quarter of 2018. Noninterest income increased $1.41 million, or 21.18%, primarily due to $1.68 million received from litigation settlements. Other service charges and fees increased $192 thousand, or 10.34%, primarily due to an increase of $159 thousand in net interchange income. Increases in noninterest income were offset by the decrease in insurance commissions as a result of the divestiture of the remaining insurance agency in the fourth quarter of 2018. In addition there was an increase in net amortization related to the FDIC indemnification asset. Excluding the impact from litigation settlements and net FDIC and indemnification asset amortization, noninterest income decreased $93 thousand, or 1.31%, to $6.96 million in the first quarter of 2018, from $7.05 million in the same quarter of 2018.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended
	March 31,		Increase
	2019	2018	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$9,166	$9,441	$(275)	-2.91%
Occupancy expense	1,153	1,250	(97)	-7.76%
Furniture and equipment expense	1,033	1,046	(13)	-1.24%
Service fees	1,030	828	202	24.40%
Advertising and public relations	524	522	2	0.38%
Professional fees	414	307	107	34.85%
Amortization of intangibles	246	261	(15)	-5.75%
FDIC premiums and assessments	168	211	(43)	-20.38%
Other operating expense	3,051	3,250	(199)	-6.12%
Total noninterest expense	$16,785	$17,116	$(331)	-1.93%

Three-Month Comparison. Noninterest expense decreased $331 thousand, or 1.93%, in the first quarter of 2019 compared to the same quarter of 2018, which was largely due to a decrease in salaries and employee benefits of $275 thousand and a decrease in other operating expense of $199 thousand. These decreases were offset by increases in service fees of $202 thousand as well as an increase of $107 thousand in professional fees.

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

Three-Month Comparison. The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. The Tax Reform Act enacted on December 22, 2017, reduced our federal statutory income tax rate from 35% to 21% beginning January 1, 2018. Income tax expense increased $62 thousand, or 2.41%, primarily due to the increase in pretax net income. The effective tax rate decreased to 21.45% in the first quarter of 2019 from 22.46% in the same quarter of 2018.

Non-GAAP Financial Measures

In addition to financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures that management believes provide investors with important information useful in understanding our operational performance and comparing our financial measures with other financial institutions. The non-GAAP financial measure presented in this report includes net interest income on a FTE basis. We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 21%. While we believe certain non-GAAP financial measures enhance understanding of our business and performance, they are supplemental and not a substitute for, or more important than, financial measures prepared on a GAAP basis. Our non-GAAP financial measures may not be comparable to those reported by other financial institutions. The reconciliations of non-GAAP to GAAP measures are presented below.

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2019	2018
(Amounts in thousands)
Net interest income, GAAP	$22,186	$22,379
FTE adjustment(1)	239	457
Net interest income, FTE	22,425	22,836

Net interest margin, GAAP	4.55%	4.28%
FTE adjustment(1)	0.05%	0.10%
Net interest margin, FTE	4.60%	4.38%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018.

Financial Condition

Total assets as of March 31, 2019, decreased $2.04 million, or 0.09% from December 31, 2018. In addition, total liabilities as of March 31, 2019, decreased $2.28 million, or 0.12% from December 31, 2018.

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

Available-for-sale debt securities as of March 31, 2019, decreased $20.52 million, or 13.40%, compared to December 31, 2018. The market value of debt securities available for sale as a percentage of amortized cost was 100.65% as of March 31, 2019, compared to 99.76% as of December 31, 2018. The remaining debt securities held in the held-to-maturity portfolio matured during the first quarter. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three months ended March 31, 2019 or 2018. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of March 31, 2019, decreased $37.70 million, or 2.14%, compared to December 31, 2018, primarily due to an $36.36 million, or 2.07%, decrease in non-covered loans, which was driven by declines in owner occupied construction; multi-family residential; non-farm, non-residential and commercial and industrial segments. Covered loans decreased $1.34 million, or 7.12%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$63,975	3.68%	$63,508	3.58%	$52,264	2.92%
Commercial and industrial	94,039	5.41%	104,863	5.91%	90,361	5.04%
Multi-family residential	102,071	5.87%	107,012	6.03%	120,656	6.73%
Single family non-owner occupied	140,037	8.06%	140,097	7.89%	142,227	7.93%
Non-farm, non-residential	602,207	34.67%	613,877	34.58%	618,872	34.51%
Agricultural	8,975	0.52%	8,545	0.48%	9,350	0.52%
Farmland	18,569	1.07%	18,905	1.07%	23,567	1.31%
Total commercial loans	1,029,873	59.28%	1,056,807	59.54%	1,057,297	58.96%
Consumer real estate loans
Home equity lines	90,000	5.18%	93,466	5.27%	101,476	5.66%
Single family owner occupied	502,059	28.89%	510,963	28.78%	506,368	28.24%
Owner occupied construction	13,867	0.80%	18,171	1.02%	29,518	1.65%
Total consumer real estate loans	605,926	34.87%	622,600	35.07%	637,362	35.55%
Consumer and other loans
Consumer loans	79,185	4.56%	71,552	4.03%	68,534	3.82%
Other	4,921	0.28%	5,310	0.30%	4,510	0.25%
Total consumer and other loans	84,106	4.84%	76,862	4.33%	73,044	4.07%
Total non-covered loans	1,719,905	98.99%	1,756,269	98.94%	1,767,703	98.58%
Total covered loans	17,475	1.01%	18,815	1.06%	25,406	1.42%
Total loans held for investment, net of unearned income	1,737,380	100.00%	1,775,084	100.00%	1,793,109	100.00%
Less: allowance for loan losses	18,243		18,267		19,500
Total loans held for investment, net of unearned income and allowance	$1,719,137		$1,756,817		$1,773,609

The following table presents covered loans, by loan class, as of the dates indicated:

	March 31, 2019		December 31, 2018		March 31, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$33	0.19%	$35	0.19%	$37	0.15%
Single family non-owner occupied	231	1.32%	238	1.26%	277	1.09%
Non-farm, non-residential	6	0.03%	6	0.03%	9	0.03%
Total commercial loans	270	1.54%	279	1.48%	323	1.27%
Consumer real estate loans
Home equity lines	14,076	80.55%	15,284	81.24%	21,438	84.38%
Single family owner occupied	3,129	17.91%	3,252	17.28%	3,645	14.35%
Total consumer real estate loans	17,205	98.46%	18,536	98.52%	25,083	98.73%
Total covered loans	$17,475	100.00%	$18,815	100.00%	$25,406	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2019	December 31, 2018	March 31, 2018
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$18,544	$19,583	$21,650
Accruing loans past due 90 days or more	156	58	27
TDRs(1)	835	161	77
Total nonperforming loans	19,535	19,802	21,754
Non-covered OREO	3,903	3,806	4,620
Total non-covered nonperforming assets	$23,438	$23,608	$26,374

Covered nonperforming
Nonaccrual loans	$237	$322	$596
Total nonperforming loans	237	322	596
Covered OREO	152	32	70
Total covered nonperforming assets	$389	$354	$666

Total nonperforming
Nonaccrual loans	$18,781	$19,905	$22,246
Accruing loans past due 90 days or more	156	58	27
TDRs(1)	835	161	77
Total nonperforming loans	19,772	20,124	22,350
OREO	4,055	3,838	4,690
Total nonperforming assets	$23,827	$23,962	$27,040

Additional Information
Performing TDRs(2)	$5,654	$6,266	$7,220
Total TDRs(3)	6,489	6,427	7,297

Non-covered ratios
Nonperforming loans to total loans	1.14%	1.13%	1.23%
Nonperforming assets to total assets	1.05%	1.06%	1.10%
Non-PCI allowance to nonperforming loans	93.39%	92.25%	89.64%
Non-PCI allowance to total loans	1.06%	1.04%	1.10%

Total ratios
Nonperforming loans to total loans	1.14%	1.13%	1.25%
Nonperforming assets to total assets	1.06%	1.07%	1.11%
Allowance for loan losses to nonperforming loans	92.27%	90.77%	87.25%
Allowance for loan losses to total loans	1.05%	1.03%	1.09%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $ 800 thousand, $898 thousand, and $115 thousand for the periods ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $2.06 million, $1.68 million, and $1.89 million for the periods ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $2.86 million, $2.58 million, and $2.01 million for the periods ended March 31, 2019, December 31, 2018, and March 31, 2018, respectively.

Non-covered nonperforming assets as of March 31, 2019, decreased $170 thousand, or 0.72%, from December 31, 2018, primarily due to a decrease in non-covered nonaccrual loans offset by an increase in troubled debt restructurings. Non-covered nonaccrual loans as of March 31, 2019, decreased $1.04 million, or 5.31%, from December 31, 2018. As of March 31, 2019, non-covered nonaccrual loans were largely attributed to single family owner occupied (49.78%) and non-farm, non-residential (19.19%) loans. As of March 31, 2019, approximately $1.57 million, or 8.47%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $29.53 million as of March 31, 2019, a decrease of $354 thousand, or 1.18%, compared to $29.89 million as of December 31, 2018. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.72% as of March 31, 2019, which includes past due loans (0.64%) and nonaccrual loans (1.08%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2019, increased $62 thousand, or 0.96%, to $6.49 million from December 31, 2018. Unseasoned and nonperforming accruing TDRs as of March 31, 2019, increased $674 thousand to $835 thousand compared to December 31, 2018. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 12.87% as of March 31, 2019, compared to 2.51% as of December 31, 2018. Specific reserves on TDRs totaled $481 thousand as of March 31, 2019, compared to $568 thousand as of December 31, 2018.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $97 thousand, or 2.55%, as of March 31, 2019, compared to December 31, 2018, and consisted of 24 properties with an average holding period of 9 months. The net loss on the sale of OREO totaled $364 thousand for the three months ended March 31, 2019, compared to $103 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2019			2018
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,806	$32	$3,838	$2,409	$105	$2,514
Additions	1,778	130	1,908	2,787	-	2,787
Disposals	(1,392)	-	(1,392)	(541)	(26)	(567)
Valuation adjustments	(289)	(10)	(299)	(35)	(9)	(44)
Ending balance	$3,903	$152	$4,055	$4,620	$70	$4,690

 Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of March 31, 2019, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of March 31, 2019; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of March 31, 2019, decreased $24 thousand, or 0.13%, from December 31, 2018. The non-PCI allowance as a percent of non-covered loans totaled 1.04% as of March 31, 2019, compared to 1.03% as of December 31, 2018. PCI loans were aggregated into five loan pools as of March 31, 2019, and December 31, 2018: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of March 31, 2019, or December 31, 2018. Net charge-offs increased $973 thousand for the three months ended March 31, 2019, compared to the same period of the prior year. The increase in net charge-offs was driven by one loan relationship in the multi-family segment and three larger relationships in the owner occupied single family segment.

The following table presents the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended March 31
	2019			2018
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,267	$-	$18,267	$19,276	$-	$19,276
Provision for (recovery of) loan losses charged to operations	1,220	-	1,220	495	-	495
Charge-offs	(1,622)	-	(1,622)	(698)	-	(698)
Recoveries	378	-	378	427	-	427
Net charge-offs	(1,244)	-	(1,244)	(271)	-	(271)
Ending balance	$18,243	$-	$18,243	$19,500	$-	$19,500

Deposits

Total deposits as of March 31, 2019, increased $22.69 million, or 1.22%, compared to December 31, 2018. The increase was largely attributable to non-interest bearing demand accounts which increased $19.75 million, or 4.30%. Other increases included $8.71 million in savings deposits, which consist of money market and savings accounts; and interest-bearing demand with an increase of $5.90 million. Time deposits, which consist of certificates of deposit and individual retirement accounts, decreased $11.66 million compared to December 31, 2018.

Borrowings

Total borrowings as of March 31, 2019, decreased $25.67 million, or 87.40%, compared to December 31, 2018. During the first quarter the Company’s remaining wholesale repurchase agreement of $25 million matured. The Company repaid the borrowing with current liquidity, which should result in annualized net pre-tax savings of $378 thousand.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2019, the Company’s cash reserves totaled $13.77 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of March 31, 2019. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2019, our unencumbered cash totaled $148.55 million, unused borrowing capacity from the FHLB totaled $397.66 million, available credit from the FRB Discount Window totaled $6.00 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $105.46 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Three Months Ended March 31,
	2019	2018
(Amounts in thousands)
Net cash provided by operating activities	$14,093	$10,833
Net cash provided by investing activities	71,642	3,174
Net cash (provided by) used in financing activities	(14,062)	33,182
Net increase in cash and cash equivalents	71,673	47,189
Cash and cash equivalents, beginning balance	76,873	157,951
Cash and cash equivalents, ending balance	$148,546	$205,140

Cash and cash equivalents increased $71.67 million for the three months ended March 31, 2019, compared to an increase of $47.19 million for the same period of the prior year. The increase was primarily due to a $68.47 million increase in net cash used in investing activities due to a net increase in loan proceeds as well as proceeds from maturities, calls and prepayments in the investment portfolios. Net cash provided by financing activities decreased $47.24 million largely due to decreases in deposits as well as the repayment of the Company’s remaining wholesale repurchase agreement. Net cash provided by operating activities increased $3.30 million primarily due to a decrease in accretion on acquired loans.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2019, increased $245 thousand, or 0.07%, to $333.10 million from $332.86 million as of December 31, 2018. The change in stockholders’ equity was largely due to the repurchase of 232,900 shares of our common stock totaling $7.78 million and dividends declared on our common stock of $3.32 million, offset by net income of $9.63 million. Accumulated other comprehensive loss decreased $696 thousand to $733 thousand as of March 31, 2019, compared to December 31, 2018, primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. Our book value per common share increased $0.27 or 1.30% to $21.06 as of March 31, 2019, from $20.79 as of December 31, 2018.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and was phased in over a four-year period (increasing by an additional 0.625% each year reaching 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2018 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 6.50% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.00% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.00% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2019		December 31, 2018
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.00%	12.86%	13.72%	12.55%
Tier 1 risk-based capital ratio	14.00%	12.86%	13.72%	12.55%
Total risk-based capital ratio	15.09%	13.95%	14.79%	13.62%
Tier 1 leverage ratio	11.10%	10.19%	10.95%	9.98%

Our risk-based capital ratios as of March 31, 2019, increased from December 31, 2018, due to a increase in Tier 1 and total risk-based capital. As of March 31, 2019, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis as of March 31, 2019.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2019	December 31, 2018
(Amounts in thousands)
Commitments to extend credit	$198,868	$215,239
Standby letters of credit and financial guarantees (1)	149,610	149,494
Total off-balance sheet risk	$348,478	$364,733

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

In order to manage our exposure to interest rate risk, we periodically review internal simulation and third-party models that project net interest income at risk, which measures the impact of different interest rate scenarios on net interest income, and the economic value of equity at risk, which measures potential long-term risk in the balance sheet by valuing our assets and liabilities at fair value under different interest rate scenarios. Simulation results show the existence and severity of interest rate risk in each scenario based on our current balance sheet position, assumptions about changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and estimated yields earned on assets and rates paid on liabilities. The simulation model provides the best tool available to us and the industry for managing interest rate risk; however, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income due to the use of significant estimates and assumptions. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in our strategies that management might undertake in response to a sudden and sustained rate shock.

At March 31, 2019 the Federal Open Market Committee had set the benchmark federal funds rate to a range of 225 to 250 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	March 31, 2019		December 31, 2018
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$7	0.0%	$(1,215)	-1.3%
200	318	0.4%	(545)	-0.6%
100	297	0.3%	(135)	-0.1%
(100)	(3,663)	-4.1%	(3,322)	-3.7%
(200)	(7,815)	-8.7%	(7,525)	-8.4%

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of March 31, 2019, we maintained interest rate swap agreements with notional amounts totaling $5.40 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The fair values of the swap agreements, which are accounted for as fair value hedges, were recorded as a derivative liability totaling $76 thousand as of March 31, 2019, and a derivative asset totaling $12 thousand as of December 31, 2018. For additional information, see Note 9, “Derivative Instruments and Hedging Activities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2019, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 232,900 shares of our common stock during the first quarter of 2019 compared to 187,300 shares during the same quarter of 2018.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

January 1-31, 2019	194,800	$33.12	194,800	1,023,627
February 1-28, 2019	17,100	35.12	17,100	1,006,527
March 1-31, 2019	21,000	34.70	21,000	985,527
Total	232,900	$33.41	232,900

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2019, (Unaudited) and December 31, 2018; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three months ended March 31, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2019.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)