Form 10-Q
period 2019-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2019-08-02
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
or

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

Securities registered pursuant to Section 12 (b) of the Act:
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
☐ Yes ☑ No

As of July 31, 2019, there were 15,637,230 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$38,742	$40,421
Federal funds sold	116,740	35,457
Interest-bearing deposits in banks	996	995
Total cash and cash equivalents	156,478	76,873
Debt securities available for sale	119,076	153,116
Debt securities held to maturity	-	25,013
Loans held for investment, net of unearned income (includes covered loans of $15,520 and $18,815, respectively)	1,720,928	1,775,084
Allowance for loan losses	(18,540)	(18,267)
Loans held for investment, net	1,702,388	1,756,817
FDIC indemnification asset	4,020	5,108
Premises and equipment, net	48,262	45,785
Other real estate owned (includes covered OREO of $152 and $32, respectively)	3,962	3,838
Interest receivable	5,317	5,481
Goodwill	92,744	92,744
Other intangible assets	4,532	5,026
Other assets	75,248	74,573
Total assets	$2,212,027	$2,244,374

Liabilities
Deposits
Noninterest-bearing	$480,573	$459,550
Interest-bearing	1,367,465	1,396,200
Total deposits	1,848,038	1,855,750
Securities sold under agreements to repurchase	3,083	29,370
Interest, taxes, and other liabilities	27,220	26,397
Total liabilities	1,878,341	1,911,517

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 15,633,388 shares issued and outstanding at June 30, 2019; 16,007,263 shares issued and outstanding at December 31, 2018	15,633	16,007
Additional paid-in capital	109,816	122,486
Retained earnings	208,618	195,793
Accumulated other comprehensive loss	(381)	(1,429)
Total stockholders' equity	333,686	332,857
Total liabilities and stockholders' equity	$2,212,027	$2,244,374

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANCSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$22,721	$22,422	$44,900	$45,177
Interest on securities -- taxable	246	649	655	1,038
Interest on securities -- tax-exempt	649	712	1,334	1,427
Interest on deposits in banks	766	514	1,104	985
Total interest income	24,382	24,297	47,993	48,627
Interest expense
Interest on deposits	1,392	1,327	2,697	2,578
Interest on short-term borrowings	1	202	121	402
Interest on long-term debt	-	506	-	1,006
Total interest expense	1,393	2,035	2,818	3,986
Net interest income	22,989	22,262	45,175	44,641
Provision for loan losses	1,585	495	2,805	990
Net interest income after provision for loan losses	21,404	21,767	42,370	43,651
Noninterest income
Wealth management	884	823	1,629	1,617
Service charges on deposits	3,699	3,612	7,107	7,080
Other service charges and fees	2,129	1,991	4,178	3,791
Insurance commissions	-	338	-	667
Net loss on sale of securities	(43)	-	(43)	-
Net FDIC indemnification asset amortization	(516)	(575)	(1,068)	(957)
Other income	2,025	-	3,700	-
Other operating income	471	827	1,226	1,429
Total noninterest income	8,649	7,016	16,729	13,627
Noninterest expense
Salaries and employee benefits	9,153	8,993	18,319	18,434
Occupancy expense	1,082	1,083	2,235	2,333
Furniture and equipment expense	1,062	945	2,095	1,991
Service fees	1,231	851	2,261	1,679
Advertising and public relations	513	461	1,037	983
Professional fees	328	430	742	737
Amortization of intangibles	249	263	495	524
FDIC premiums and assessments	150	252	318	463
Other operating expense	2,883	3,939	5,934	7,132
Total noninterest expense	16,651	17,217	33,436	34,276
Income before income taxes	13,402	11,566	25,663	23,002
Income tax expense	2,951	2,500	5,581	5,068
Net income	$10,451	$9,066	$20,082	$17,934

Earnings per common share
Basic	$0.67	$0.54	$1.27	$1.06
Diluted	0.66	0.54	1.27	1.06
Cash dividends per common share	0.25	0.18	0.46	0.84
Weighted average shares outstanding
Basic	15,712,204	16,689,398	15,775,462	16,821,842
Diluted	15,775,320	16,788,615	15,847,498	16,912,872

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands)
Net income	$10,451	$9,066	$20,082	$17,934
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	332	(296)	1,550	(2,443)
Reclassification adjustment for net losses recognized in net income	43	-	43	-
Net unrealized (losses) gains on available-for-sale debt securities	375	(296)	1,593	(2,443)
Employee benefit plans:
Net actuarial (loss)	1	93	(406)	92
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	70	71	139	142
Net unrealized gains (losses) on employee benefit plans	71	164	(267)	234
Other comprehensive (loss) income, before tax	446	(132)	1,326	(2,209)
Income tax (benefit) expense	94	(28)	278	(464)
Other comprehensive (loss) income, net of tax	352	(104)	1,048	(1,745)
Total comprehensive income	$10,803	$8,962	$21,130	$16,189

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
JUNE 30, 2019 AND 2018

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance April 1, 2018	$-	$21,382	$228,774	$178,227	$(83,865)	$(2,481)	$342,037
Net income	-	-	-	9,066	-	-	9,066
Other comprehensive (loss)	-	-	-	-	-	(104)	(104)
Common dividends declared -- $0.18 per share	-	-	-	(3,014)	-	-	(3,014)
Equity-based compensation expense	-	-	168	-	47	-	215
Common stock options exercised -- 8,653 shares	-	-	(30)	-	164	-	134
Issuance of treasury stock to 401(k) plan -- 2,709 shares	-	-	37	-	52	-	89
Purchase of treasury shares -- 286,930 shares at $32.42 per share	-	-	-	-	(9,302)	-	(9,302)
Balance June 30, 2018	$-	$21,382	$228,949	$184,279	$(92,904)	$(2,585)	$339,121

Balance April 1, 2019	$-	$15,818	$115,914	$202,103	$-	$(733)	$333,102
Net income	-	-	-	10,451	-	-	10,451
Other comprehensive income	-	-	-	-	-	352	352
Common dividends declared -- $0.25 per share	-	-	-	(3,936)	-	-	(3,936)
Equity-based compensation expense	-	4	145	-	-	-	149
Common stock options exercised -- 2,927 shares	-	2	56	-	-	-	58
Issuance of common stock to 401(k) plan -- 2,555 shares	-	3	84	-	-	-	87
Repurchase of common shares -- 194,000 shares at $33.90 per share	-	(194)	(6,383)	-	-	-	(6,577)
Balance June 30, 2019	$-	$15,633	$109,816	$208,618	$-	$(381)	$333,686

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED
JUNE 30, 2019 AND 2018

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	17,934	-	-	17,934
Other comprehensive (loss)	-	-	-	-	-	(1,745)	(1,745)
Common dividends declared -- $0.84 per share	-	-	-	(14,198)	-	-	(14,198)
Equity-based compensation expense	-	-	151	-	594	-	745
Common stock options exercised -- 10,350 shares	-	-	(38)	-	195	-	157
Issuance of treasury stock to 401(k) plan -- 7,652 shares	-	-	86	-	143	-	229
Purchase of treasury shares -- 474,240 shares at $31.03 per share	-	-	-	-	(14,715)	-	(14,715)
Balance June 30, 2018	$-	$21,382	$228,949	$184,279	$(92,904)	$(2,585)	$339,121

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$-	$(1,429)	$332,857
Net income	-	-	-	20,082	-	-	20,082
Other comprehensive income	-	-	-	-	-	1,048	1,048
Common dividends declared -- $0.46 per share	-	-	-	(7,257)	-	-	(7,257)
Equity-based compensation expense	-	42	964	-	-	-	1,006
Common stock options exercised -- 4,345 shares	-	4	78	-	-	-	82
Issuance of common stock to 401(k) plan -- 6,653 shares	-	7	220	-	-	-	227
Repurchase of common shares -- 426,900 shares at $33.63 per share	-	(427)	(13,932)	-	-	-	(14,359)
Balance June 30, 2019	$-	$15,633	$109,816	$208,618	$-	$(381)	$333,686

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2019	2018
Operating activities
Net income	$20,082	$17,934
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	2,805	990
Depreciation and amortization of premises and equipment	1,565	1,521
Amortization of premiums on investments, net	116	131
Amortization of FDIC indemnification asset, net	1,068	957
Amortization of intangible assets	495	524
Accretion on acquired loans	(2,154)	(3,204)
Equity-based compensation expense	1,006	745
Issuance of common stock to 401(k) plan	227	229
(Gain) loss on sale of premises and equipment, net	(183)	6
Loss on sale of other real estate owned	557	771
Loss on sale of securities	43	-
Decrease in accrued interest receivable	164	198
(Increase) decrease in other operating activities	(342)	340
Net cash provided by operating activities	25,449	21,142
Investing activities
Proceeds from sale of securities available for sale	13,897	55
Proceeds from maturities, prepayments, and calls of securities available for sale	23,824	33,948
Proceeds from maturities and calls of securities held to maturity	25,000	-
Payments to acquire securities available for sale	(2,234)	(67,355)
Proceeds from repayment of loans, net	51,555	16,783
Proceeds from bank owned life insurance	-	458
Proceeds from FHLB stock, net	129	3
(Payments to) proceeds from the FDIC	(20)	208
Proceeds from sale of premises and equipment	948	489
Payments to acquire premises and equipment	(4,952)	(384)
Proceeds from sale of other real estate owned	1,542	785
Net cash provided by (used in) investing activities	109,689	(15,010)
Financing activities
Increase in noninterest-bearing deposits, net	21,023	8,708
Decrease in interest-bearing deposits, net	(28,735)	(33,861)
Repayments of securities sold under agreements to repurchase, net	(26,287)	(2,217)
Proceeds from stock options exercised	82	157
Payments for repurchase of common stock	(14,359)	(14,715)
Payments of common dividends	(7,257)	(14,198)
Net cash used in financing activities	(55,533)	(56,126)
Net increase (decrease) in cash and cash equivalents	79,605	(49,994)
Cash and cash equivalents at beginning of period	76,873	157,951
Cash and cash equivalents at end of period	$156,478	$107,957

Supplemental disclosure -- cash flow information
Cash paid for interest	$2,899	$4,001
Cash paid for income taxes	5,337	4,000

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	2,694	3,928
Loans originated to finance other real estate owned	471	-
Decrease (increase) in accumulated other comprehensive loss	1,048	(1,745)

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” This ASU increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and requiring more disclosures related to leasing transactions. In January 2018, the FASB issued ASU 2018-01, which allows entities the option to apply the provisions of the new guidance at the effective date without adjusting the comparative periods presented. In July 2018, the FASB issued ASU 2018-10, “Codification Improvements to Topic 842, Leases,” which updates narrow aspects of the guidance issued in ASU 2016-02, as well as issuing ASU 2018-11, which allows entities to choose an additional transition method in which an entity is allowed to apply the standard at adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Under this method, the entity shall recognize and measure the leases that exist at the adoption date and the prior comparative periods are not adjusted. The Company adopted ASU 2016-02 January 1, 2019, electing to recognize and measure existing leases at the adoption date with no adjustments to prior periods. In addition, the Company elected the practical expedients of not re-assessing the classifications of existing leases, not re-assessing if existing leases have initial direct costs, or examining expired or existing contracts to determine if a lease exists. All of the current leases are classified as operating leases. The adoption of the standard resulted in a right-of-use asset of $915 thousand and a lease liability of $915 thousand which are included in other assets and other liabilities, respectively, in the condensed consolidated balance sheets. The adoption did not have a material impact on the financial position or results of operations of the Company.

Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU intends to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2016-13 in the first quarter of 2020 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company has established a working group to prepare for, and implement changes related to, the standard and has engaged a third-party vendor solution to assist in the application of the standard. The Company has established a cross-functional implementation team with assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets regularly to discuss the latest developments and ensure progress is being made on the adoption plan. The Company has contracted with a third-party provider for enhanced modeling techniques that incorporate the loss measurement requirements in these amendments and is in the process of finalizing and documenting the methodologies that will be utilized, including challenging estimated credit loss model assumptions and outputs and refining the qualitative framework. The team is also currently developing controls, processes, policies and disclosures in preparation for performing parallel runs in the third and fourth quarters of 2019. The Company expects validation of the new model(s) to be completed during the last half of 2019. The Company continues to evaluate the impact adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures, and while currently unable to reasonably estimate the impact of adopting this ASU, the Company expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,049	$-	$(1)	$1,048
U.S. Treasury securities	-	-	-	-
Municipal securities	82,776	1,164	(2)	83,938
Mortgage-backed Agency securities	34,019	270	(199)	34,090
Total	$117,844	$1,434	$(202)	$119,076

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,108	$5	$-	$1,113
U.S. Treasury securities	19,970	-	(10)	19,960
Municipal securities	96,886	912	(509)	97,289
Mortgage-backed Agency securities	35,513	14	(773)	34,754
Total	$153,477	$931	$(1,292)	$153,116

The debt securities held in the held-to-maturity portfolio at December 31, 2018, matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million. The following table presents the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, at year-end:

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

	June 30, 2019
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$-	$-
Due after one year but within five years	20,759	21,015
Due after five years but within ten years	63,066	63,971
Due after ten years	-	-
	83,825	84,986
Mortgage-backed securities	34,019	34,090
Total debt securities available for sale	$117,844	$119,076

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,039	$(1)	$-	$-	$1,039	$(1)
Municipal securities	-	-	268	(2)	268	(2)
Mortgage-backed Agency securities	13,188	(198)	515	(1)	13,703	(199)
Total	$14,227	$(199)	$783	$(3)	$15,010	$(202)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$19,960	$(10)	$-	$-	$19,960	$(10)
Municipal securities	7,116	(62)	18,081	(447)	25,197	(509)
Mortgage-backed Agency securities	15,762	(99)	15,344	(674)	31,106	(773)
Total	$42,838	$(171)	$33,425	$(1,121)	$76,263	$(1,292)

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

There were 19 individual debt securities in an unrealized loss position as of June 30, 2019, and their combined depreciation in value represented 0.17% of the debt securities portfolio. There were 90 individual debt securities in an unrealized loss position as of December 31, 2018, and their combined depreciation in value represented 0.74% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three and six months ended June 30, 2019 and 2018, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands)
Gross realized gains	$67	$-	$67	$-
Gross realized losses	(110)	-	(110)	-
Net loss on sale of securities	$(43)	$-	$(43)	$-

The carrying amount of securities pledged for various purposes totaled $25.96 million as of June 30, 2019, and $38.25 million as of December 31, 2018.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.68 million as of June 30, 2019, and $1.79 million as of December 31, 2018. Deferred loan fees, net of loan costs, totaled $4.30 million as of June 30, 2019, and $4.60 million as of December 31, 2018. For information about off-balance sheet financing, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	June 30, 2019		December 31, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$62,155	3.61%	$63,508	3.58%
Commercial and industrial	92,304	5.36%	104,863	5.91%
Multi-family residential	100,569	5.84%	107,012	6.03%
Single family non-owner occupied	139,180	8.11%	140,097	7.89%
Non-farm, non-residential	596,163	34.64%	613,877	34.58%
Agricultural	9,462	0.55%	8,545	0.48%
Farmland	17,322	1.01%	18,905	1.07%
Total commercial loans	1,017,155	59.12%	1,056,807	59.54%
Consumer real estate loans
Home equity lines	88,094	5.12%	93,466	5.27%
Single family owner occupied	493,555	28.67%	510,963	28.78%
Owner occupied construction	13,755	0.80%	18,171	1.02%
Total consumer real estate loans	595,404	34.59%	622,600	35.07%
Consumer and other loans
Consumer loans	88,352	5.13%	71,552	4.03%
Other	4,497	0.26%	5,310	0.30%
Total consumer and other loans	92,849	5.39%	76,862	4.33%
Total non-covered loans	1,705,408	99.10%	1,756,269	98.94%
Total covered loans	15,520	0.90%	18,815	1.06%
Total loans held for investment, net of unearned income	$1,720,928	100.00%	$1,775,084	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	June 30, 2019	December 31, 2018
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$31	$35
Single family non-owner occupied	224	238
Non-farm, non-residential	5	6
Total commercial loans	260	279
Consumer real estate loans
Home equity lines	12,254	15,284
Single family owner occupied	3,006	3,252
Total consumer real estate loans	15,260	18,536
Total covered loans	$15,520	$18,815

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	June 30, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,200	$6,811	$5,330	$7,272
Waccamaw	4,256	16,407	5,805	19,602
Other acquired	371	397	868	894
Total PCI Loans	$9,827	$23,615	$12,003	$27,768

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(686)	(3,167)	(3,853)
Reclassifications (to) from nonaccretable difference(1)	(22)	1,221	1,199
Other changes, net	212	(74)	138
Balance June 30, 2018	$2,892	$17,445	$20,337

Balance January 1, 2019	$2,590	$14,639	$17,229
Accretion	(503)	(2,151)	(2,654)
Reclassifications from nonaccretable difference(1)	11	851	862
Other changes, net	111	341	452
Balance June 30, 2019	$2,209	$13,680	$15,889

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

	June 30, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$60,835	$587	$733	$-	$-	$62,155
Commercial and industrial	89,541	1,722	1,041	-	-	92,304
Multi-family residential	98,396	832	1,341	-	-	100,569
Single family non-owner occupied	129,951	3,750	5,479	-	-	139,180
Non-farm, non-residential	579,747	5,307	11,019	90	-	596,163
Agricultural	8,948	100	414	-	-	9,462
Farmland	15,272	519	1,531	-	-	17,322
Consumer real estate loans
Home equity lines	85,707	636	1,751	-	-	88,094
Single family owner occupied	465,864	3,814	23,877	-	-	493,555
Owner occupied construction	13,134	-	621	-	-	13,755
Consumer and other loans
Consumer loans	87,917	10	425	-	-	88,352
Other	4,497	-	-	-	-	4,497
Total non-covered loans	1,639,809	17,277	48,232	90	-	1,705,408
Covered loans
Commercial loans
Construction, development, and other land	-	31	-	-	-	31
Single family non-owner occupied	212	-	12	-	-	224
Non-farm, non-residential	5	-	-	-	-	5
Consumer real estate loans
Home equity lines	8,126	3,803	325	-	-	12,254
Single family owner occupied	2,289	334	383	-	-	3,006
Total covered loans	10,632	4,168	720	-	-	15,520
Total loans	$1,650,441	$21,445	$48,952	$90	$-	$1,720,928

	December 31, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$61,877	$661	$970	$-	$-	$63,508
Commercial and industrial	102,044	2,166	653	-	-	104,863
Multi-family residential	104,183	1,087	1,742	-	-	107,012
Single family non-owner occupied	131,443	4,395	4,259	-	-	140,097
Non-farm, non-residential	595,659	8,166	9,906	146	-	613,877
Agricultural	8,328	131	86	-	-	8,545
Farmland	16,898	538	1,469	-	-	18,905
Consumer real estate loans
Home equity lines	91,194	649	1,623	-	-	93,466
Single family owner occupied	482,794	4,355	23,814	-	-	510,963
Owner occupied construction	17,872	-	299	-	-	18,171
Consumer and other loans
Consumer loans	71,240	4	308	-	-	71,552
Other	5,310	-	-	-	-	5,310
Total non-covered loans	1,688,842	22,152	45,129	146	-	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	35	-	-	-	35
Single family non-owner occupied	223	-	15	-	-	238
Non-farm, non-residential	-	-	6	-	-	6
Consumer real estate loans
Home equity lines	9,511	5,244	529	-	-	15,284
Single family owner occupied	2,507	355	390	-	-	3,252
Total covered loans	12,241	5,634	940	-	-	18,815
Total loans	$1,701,083	$27,786	$46,069	$146	$-	$1,775,084

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	June 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$600	$815	$-	$824	$840	$-
Commercial and industrial	139	160	-	386	416	-
Multi-family residential	1,265	1,666	-	1,127	1,274	-
Single family non-owner occupied	2,980	3,495	-	2,761	3,095	-
Non-farm, non-residential	4,968	5,685	-	4,154	4,494	-
Agricultural	47	49	-	86	96	-
Farmland	1,257	1,529	-	1,464	1,547	-
Consumer real estate loans
Home equity lines	1,467	1,575	-	1,315	1,451	-
Single family owner occupied	15,650	17,730	-	15,451	18,390	-
Owner occupied construction	223	223	-	225	225	-
Consumer and other loans
Consumer loans	137	141	-	145	156	-
Total impaired loans with no allowance	28,733	33,068	-	27,938	31,984	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	-	-	-
Multi-family residential	-	-	-	534	536	230
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	670	670	175	840	842	235
Farmland	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	65	68	65
Single family owner occupied	2,981	2,981	764	3,631	3,683	922
Total impaired loans with an allowance	3,651	3,651	939	5,070	5,129	1,452
Total impaired loans(1)	$32,384	$36,719	$939	$33,008	$37,113	$1,452

(1)

Total impaired loans include loans totaling $21.52 million as of June 30, 2019, and $25.27 million as of December 31, 2018, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$5	$790	$1	$823	$12	$795	$14	$969
Commercial and industrial	2	149	2	237	5	383	3	411
Multi-family residential	7	1,269	-	296	16	1,444	10	547
Single family non-owner occupied	28	3,237	25	2,307	56	3,116	48	2,634
Non-farm, non-residential	47	5,230	-	4,048	64	4,953	39	5,579
Agricultural	-	48	-	175	2	51	-	229
Farmland	10	1,438	6	1,336	26	1,444	15	887
Consumer real estate loans
Home equity lines	7	1,484	10	1,837	14	1,446	17	1,822
Single family owner occupied	154	15,838	86	14,247	278	15,889	193	14,917
Owner occupied construction	2	223	3	292	4	222	6	259
Consumer and other loans
Consumer loans	3	137	5	207	4	121	6	141
Total impaired loans with no related allowance	265	29,843	138	25,805	481	29,864	351	28,395

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Single family non-owner occupied	-	-	-	-	-	-	7	439
Non-farm, non-residential	8	553	-	1,374	8	277	-	770
Farmland	-	-	-	409	-	-	-	407
Consumer real estate loans
Home equity lines	-	-	2	68	-	-	2	70
Single family owner occupied	36	2,987	59	7,040	65	2,639	91	6,257
Owner occupied construction	-	-	-	-	-	-	-	-
Total impaired loans with a related allowance	44	3,540	61	8,891	73	2,916	100	7,943
Total impaired loans	$309	$33,383	$199	$34,696	$554	$32,780	$451	$36,338

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2019			December 31, 2018
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$244	$-	$244	$413	$-	$413
Commercial and industrial	87	-	87	428	-	428
Multi-family residential	1,150	-	1,150	1,395	-	1,395
Single family non-owner occupied	1,392	13	1,405	1,696	15	1,711
Non-farm, non-residential	3,302	-	3,302	4,020	-	4,020
Agricultural	47	-	47	86	-	86
Farmland	519	-	519	711	-	711
Consumer real estate loans
Home equity lines	719	185	904	614	271	885
Single family owner occupied	8,824	5	8,829	10,141	36	10,177
Consumer and other loans
Consumer loans	84	-	84	79	-	79
Total nonaccrual loans	$16,368	$203	$16,571	$19,583	$322	$19,905

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $37 thousand as of June 30, 2019, compared to $58 thousand as of December 31, 2018.

	June 30, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$31	$3	$241	$275	$61,880	$62,155
Commercial and industrial	150	241	63	454	91,850	92,304
Multi-family residential	-	314	946	1,260	99,309	100,569
Single family non-owner occupied	763	426	962	2,151	137,029	139,180
Non-farm, non-residential	1,507	331	2,906	4,744	591,419	596,163
Agricultural	138	217	-	355	9,107	9,462
Farmland	297	-	469	766	16,556	17,322
Consumer real estate loans
Home equity lines	623	63	513	1,199	86,895	88,094
Single family owner occupied	3,419	1,804	4,098	9,321	484,234	493,555
Owner occupied construction	-	-	-	-	13,755	13,755
Consumer and other loans
Consumer loans	735	143	73	951	87,401	88,352
Other	-	-	-	-	4,497	4,497
Total non-covered loans	7,663	3,542	10,271	21,476	1,683,932	1,705,408
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	31	31
Single family non-owner occupied	13	-	-	13	211	224
Non-farm, non-residential	-	-	-	-	5	5
Consumer real estate loans
Home equity lines	652	79	2	733	11,521	12,254
Single family owner occupied	-	-	-	-	3,006	3,006
Total covered loans	665	79	2	746	14,774	15,520
Total loans	$8,328	$3,621	$10,273	$22,222	$1,698,706	$1,720,928

	December 31, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$-	$407	$518	$62,990	$63,508
Commercial and industrial	306	-	262	568	104,295	104,863
Multi-family residential	113	-	1,274	1,387	105,625	107,012
Single family non-owner occupied	514	1,115	992	2,621	137,476	140,097
Non-farm, non-residential	1,332	540	2,398	4,270	609,607	613,877
Agricultural	109	-	-	109	8,436	8,545
Farmland	640	-	392	1,032	17,873	18,905
Consumer real estate loans
Home equity lines	408	209	334	951	92,515	93,466
Single family owner occupied	5,006	3,495	4,445	12,946	498,017	510,963
Owner occupied construction	-	-	-	-	18,171	18,171
Consumer and other loans
Consumer loans	507	200	59	766	70,786	71,552
Other	-	-	-	-	5,310	5,310
Total non-covered loans	9,046	5,559	10,563	25,168	1,731,101	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	15	-	-	15	223	238
Non-farm, non-residential	-	-	-	-	6	6
Consumer real estate loans
Home equity lines	176	38	91	305	14,979	15,284
Single family owner occupied	166	-	-	166	3,086	3,252
Total covered loans	357	38	91	486	18,329	18,815
Total loans	$9,403	$5,597	$10,654	$25,654	$1,749,430	$1,775,084

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of June 30, 2019, or December 31, 2018.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	June 30, 2019			December 31, 2018
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Single family non-owner occupied	561	604	1,165	640	309	949
Non-farm, non-residential	-	312	312	-	314	314
Consumer real estate loans
Home equity lines	3	119	122	-	127	127
Single family owner occupied	2,163	5,205	7,368	1,941	5,417	7,358
Owner occupied construction	-	223	223	-	225	225
Consumer and other loans
Consumer loans	-	34	34	-	35	35
Total TDRs	$2,727	$6,497	$9,224	$2,581	$6,427	$9,008
Allowance for loan losses related to TDRs			$475			$568

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended
	2019	2018	2019	2018
(Amounts in thousands)
Interest income recognized	$84	$64	$147	$134

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended June 30,
	2019			2018
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate and extended payment term
Single family owner occupied	1	$80	$81	-	$-	$-
Single family non-owner occupied	1	185	184	-	-	-
Total below market interest rate and extended payment term	2	265	265	-	-	-
Total	2	$265	$265	-	$-	$-

(1) Represents the loan balance immediately following modification

	Six Months Ended June 30,
	2019			2018
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate and extended payment term
Single family owner occupied	3	$454	$432	-	$-	$-
Single family non-owner occupied	2	489	484	-	-	-
Total below market interest rate and extended payment term	5	943	916	-	-	-
Payment deferral
Single family owner occupied	1	66	45	-	-	-
Home equity lines	1	4	3	-	-	-
Total principal deferral	2	70	48	-	-	-
Total	7	$1,013	$964	-	$-	$-

(1) Represents the loan balance immediately following modification

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of June 30, 2019 or 2018.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2019	December 31, 2018
(Amounts in thousands)
Non-covered OREO	$3,810	$3,806
Covered OREO	152	32
Total OREO	$3,962	$3,838
Non-covered OREO secured by residential real estate	$2,638	$2,303
Residential real estate loans in the foreclosure process(1)	3,564	6,349

(1) The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of June 30, 2019.

	Three Months Ended June 30, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,065	$6,856	$1,322	$18,243
Provision for (Recovery of) loan losses charged to operations	1,263	(68)	390	1,585
Charge-offs	(1,514)	(191)	(409)	(2,114)
Recoveries	402	284	140	826
Net (charge-offs) recoveries	(1,112)	93	(269)	(1,288)
Ending balance	$10,216	$6,881	$1,443	$18,540

	Six Months Ended June 30, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
Provision for loan losses charged to operations	1,157	749	899	2,805
Charge-offs	(2,006)	(950)	(780)	(3,736)
Recoveries	566	350	288	1,204
Net (charge-offs)	(1,440)	(600)	(492)	(2,532)
Ending balance	$10,216	$6,881	$1,443	$18,540

	Three Months Ended June 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,778	$6,963	$759	$19,500
(Recovery of) provision for loan losses charged to operations	(684)	906	273	495
Charge-offs	(328)	(124)	(298)	(750)
Recoveries	136	122	80	338
Net (charge-offs)	(192)	(2)	(218)	(412)
Ending balance	$10,902	$7,867	$814	$19,583

	Six Months Ended June 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(725)	1,143	572	990
Charge-offs	(469)	(255)	(724)	(1,448)
Recoveries	424	169	172	765
Net (charge-offs)	(45)	(86)	(552)	(683)
Ending balance	$10,902	$7,867	$814	$19,583

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$61,683	$417
Commercial and industrial	536	-	91,768	585
Multi-family residential	536	-	100,033	970
Single family non-owner occupied	-	-	138,006	1,448
Non-farm, non-residential	3,673	175	588,715	6,087
Agricultural	-	-	9,462	130
Farmland	537	-	16,785	187
Total commercial loans	5,282	175	1,006,452	9,824
Consumer real estate loans
Home equity lines	-	-	96,779	667
Single family owner occupied	5,587	764	490,397	5,214
Owner occupied construction	-	-	13,755	104
Total consumer real estate loans	5,587	764	600,931	5,985
Consumer and other loans
Consumer loans	-	-	88,352	1,412
Other	-	-	4,497	-
Total consumer and other loans	-	-	92,849	1,412
Total loans, excluding PCI loans	$10,869	$939	$1,700,232	$17,221

	December 31, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$63,039	$417
Commercial and industrial	-	-	104,863	663
Multi-family residential	534	230	106,478	962
Single family non-owner occupied	-	-	138,451	1,442
Non-farm, non-residential	1,403	235	608,537	6,295
Agricultural	-	-	8,545	85
Farmland	513	-	18,392	170
Total commercial loans	2,450	465	1,048,305	10,034
Consumer real estate loans
Home equity lines	65	65	103,668	683
Single family owner occupied	3,631	922	509,929	4,931
Owner occupied construction	1,596	-	16,575	131
Total consumer real estate loans	5,292	987	630,172	5,745
Consumer and other loans
Consumer loans	-	-	71,552	1,036
Other	-	-	5,310	-
Total consumer and other loans	-	-	76,862	1,036
Total loans, excluding PCI loans	$7,742	$1,452	$1,755,339	$16,815

December 31, 2018, includes a reclassification of $2.67 million of loans individually evaluated for impairment that were inadvertently reported in loans collectively evaluated for impairment. Segments affected were as follows: $563 thousand dollars in Non-farm, non-residential, $513 thousand in Farmland, and $1.60 million in Owner occupied construction.

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	June 30, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	4,314	-	4,405	-
Other	371	-	868	-
Total commercial loans	4,685	-	5,273	-
Consumer real estate loans
Waccamaw serviced home equity lines	3,569	-	5,017	-
Waccamaw residential	687	-	788	-
Peoples residential	886	-	925	-
Total consumer real estate loans	5,142	-	6,730	-
Total PCI loans	$9,827	$-	$12,003	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of June 30, 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Amounts in thousands)
Beginning balance	$4,578	$6,884	$5,108	$7,161
Reimbursable expenses from the FDIC	-	(15)	-	(21)
Net amortization	(516)	(575)	(1,068)	(957)
(Payments to), Reimbursements from the FDIC	(42)	96	(20)	207
Ending balance	$4,020	$6,390	$4,020	$6,390

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2019	December 31, 2018
(Amounts in thousands)
Noninterest-bearing demand deposits	$480,573	$459,550
Interest-bearing deposits:
Interest-bearing demand deposits	446,533	451,721
Money market accounts	150,506	153,483
Savings deposits	349,069	345,335
Certificates of deposit	310,820	330,757
Individual retirement accounts	110,537	114,904
Total interest-bearing deposits	1,367,465	1,396,200
Total deposits	$1,848,038	$1,855,750

Note 8. Leases

Effective January 1, 2019, the Company adopted ASU 2016-02, “Leases (Topic 842)”; the standard was adopted prospectively. The Company currently has two operating leases that are recorded as a right of use (“ROU”) asset and operating lease liability. The right of use asset is recorded in other assets on the consolidated balance sheet, while the lease liability is recorded in other liabilities. The ROU asset represents the right to use an underlying asset during the lease term and the lease liability represents the obligation to make lease payments arising from the lease. The current ROU asset and lease liability were recognized at the adoption date of January 1, 2019, based on the present value of the remaining lease payments using a discount rate that represented our incremental borrowing rate at the time of adoption. The lease expense which is comprised of the amortization of the ROU asset and the implicit interest accreted on the lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

The Company’s current operating leases relate primarily to bank branches with remaining terms of 1 to 10 years. As of June 30, 2019, the ROU asset and lease liability were $875 thousand and $882 thousand, respectively. The weighted average discount rate was 3.34% as of June 30, 2019.

Future minimum lease payments as of June 30, 2019 are as follows:

Year	Amount
(Amounts in thousands)
2020	$110
2021	101
2022	101
2023	101
2024 and thereafter	614
Total lease payments	1,027
Less: Interest	(145)
Present value of lease liabilities	$882

Note 9. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2019		December 31, 2018
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$3,083	0.13%	$4,370	0.12%
Long-term borrowings
Wholesale repurchase agreement	-		25,000	3.18%
Total borrowings	$3,083		$29,370

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter of 2019. The Company repaid the borrowing with current liquidity.

As of June 30, 2019, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $379.09 million, net of FHLB letters of credit of $145.43 million, as of June 30, 2019. As of June 30, 2019, the Company pledged $824.04 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2020. There was no outstanding balance on the line as of June 30, 2019, or December 31, 2018.

Note 10. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

As of June 30, 2019, the Company’s derivative instruments consisted of three interest rate swap agreements. The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2019. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2019			December 31, 2018
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,307	$-	$218	$5,483	$12	$-
Total derivatives	$5,307	$-	$218	$5,483	$12	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,		Income Statement
(Amounts in thousands)	2019	2018	2019	2018	Location
Derivatives designated as hedges
Interest rate swaps	$-	$8	$-	$21	Interest and fees on loans
Total derivative expense	$-	$8	$-	$21

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018	Income Statement Location
(Amounts in thousands)
Service cost	$80	$55	$160	$123	Salaries and employee benefits
Interest cost	101	90	202	179	Other expense
Amortization of prior service cost	64	55	128	114	Other expense
Amortization of losses	6	16	11	28	Other expense
Net periodic cost	$251	$216	$501	$444

Note 12. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
(Amounts in thousands, except share and per share data)
Net income	$10,451	$9,066	$20,082	$17,934

Weighted average common shares outstanding, basic	15,712,204	16,689,398	15,775,462	16,821,842
Dilutive effect of potential common shares
Stock options	56,818	69,914	57,795	62,384
Restricted stock	6,298	29,303	14,241	28,646
Total dilutive effect of potential common shares	63,116	99,217	72,036	91,030
Weighted average common shares outstanding, diluted	15,775,320	16,788,615	15,847,498	16,912,872

Basic earnings per common share	$0.67	$0.54	$1.27	$1.06
Diluted earnings per common share	0.66	0.54	1.27	1.06

Antidilutive potential common shares
Restricted stock	-	1,793	-	867
Total potential antidilutive shares	-	1,793	-	867

Note 13. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$677	$(1,410)	$(733)
Other comprehensive loss before reclassifications	262	-	262
Reclassified from AOCI	34	56	90
Other comprehensive income, net	296	56	352
Ending balance	$973	$(1,354)	$(381)

	Three Months Ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(722)	$(1,759)	$(2,481)
Other comprehensive (loss) income before reclassifications	(233)	73	(160)
Reclassified from AOCI	-	56	56
Other comprehensive (loss) income, net	(233)	129	(104)
Ending balance	$(955)	$(1,630)	$(2,585)

	Six Months Ended June 30, 2019
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss) before reclassifications	1,224	(320)	904
Reclassified from AOCI	34	110	144
Other comprehensive income (loss), net	1,258	(210)	1,048
Ending balance	$973	$(1,354)	$(381)

	Six Months Ended June 30, 2018
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$975	$(1,815)	$(840)
Other comprehensive income (loss) before reclassifications	(1,930)	73	(1,857)
Reclassified from AOCI	-	112	112
Other comprehensive (loss) income, net	(1,930)	185	(1,745)
Ending balance	$(955)	$(1,630)	$(2,585)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2019	2018	2019	2018	Line Item Affected
Available-for-sale securities
Loss recognized	$43	$-	$43	$-	Net loss on sale of securities
Credit-related OTTI recognized	-	-	-	-	Net impairment losses
Reclassified out of AOCI, before tax	43	-	43	-	Income before income taxes
Income tax expense	9	-	9	-	Income tax expense
Reclassified out of AOCI, net of tax	34	-	34	-	Net income
Employee benefit plans
Amortization of prior service cost	$64	$55	$128	$114	(1)
Amortization of net actuarial benefit cost	6	16	11	28	(1)
Reclassified out of AOCI, before tax	70	71	139	142	Income before income taxes
Income tax expense	15	15	29	30	Income tax expense
Reclassified out of AOCI, net of tax	55	56	110	112	Net income
Total reclassified out of AOCI, net of tax	$89	$56	$144	$112	Net income

(1)Amortization is included in net periodic pension cost. See Note 11, "Employee Benefit Plans."

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

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Available-for-Sale Debt Securities. Debt securities available for sale are reported at fair value on a recurring basis. The fair value of Level 1 securities is based on quoted market prices in active markets, if available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are primarily derived from or corroborated by observable market data. Level 2 securities use fair value measurements from independent pricing services obtained by the Company. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions. The Company’s Level 2 securities include U.S. Agency and Treasury securities, municipal securities, and mortgage-backed securities. Securities are based on Level 3 inputs when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,048	$-	$1,048	$-
U.S. Treasury securities	-	-	-	-
Municipal securities	83,938	-	83,938	-
Mortgage-backed Agency securities	34,090	-	34,090	-
Total available-for-sale debt securities	119,076	-	119,076	-
Equity securities	55	55	-	-
Fair value loans	5,038	-	-	5,038
Deferred compensation assets	3,880	3,880	-	-
Deferred compensation liabilities	3,880	3,880	-	-
Derivative liabilities	218	-	218	-

	December 31, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,113	$-	$1,113	$-
U.S. Treasury securities	19,960	-	19,960	-
Municipal securities	97,289	-	97,289	-
Mortgage-backed Agency securities	34,754	-	34,754	-
Total available-for-sale debt securities	153,116	-	153,116	-
Equity securities	55	55	-	-
Fair value loans	5,412	-	-	5,412
Deferred compensation assets	3,527	3,527	-	-
Derivative assets	12	-	12	-
Deferred compensation liabilities	3,527	3,527	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$2,712	$-	$-	$2,712
OREO, non-covered	3,810	-	-	3,810
OREO, covered	152	-	-	152

	December 31, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,618	$-	$-	$3,618
OREO, non-covered	3,806	-	-	3,806
OREO, covered	32	-	-	32

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	June 30, 2019				December 31, 2018

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	13%	to	37%	(26%)	15%	to	100%	(29%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	10%	to	100%	(35%)	1%	to	81%	(31%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)	33%	to	42%	(41%)	49%	to	49%	(49%)

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

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. The Company believes it is not feasible or practical to accurately disclose the fair values of off-balance sheet instruments due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures. For additional information about the unfunded, contractual value of off-balance sheet financial instruments, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$156,478	$156,478	$156,478	$-	$-
Debt securities available for sale	119,076	119,076	-	119,076	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,702,388	1,664,621	-	-	1,664,621
FDIC indemnification asset	4,020	1,493	-	-	1,493
Interest receivable	5,317	5,317	-	5,317	-
Deferred compensation assets	3,880	3,880	3,880	-	-

Liabilities
Time deposits	421,357	417,273	-	417,273	-
Securities sold under agreements to repurchase	3,083	3,083	-	3,083	-
Interest payable	538	538	-	538	-
Derivative financial liabilities	218	218	-	218	-
Deferred compensation liabilities	3,880	3,880	3,880	-	-

	December 31, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,873	$76,873	$76,873	$-	$-
Debt securities available for sale	153,116	153,116	-	153,116	-
Debt securities held to maturity	25,013	24,990	-	24,990	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,756,817	1,720,114	-	-	1,720,114
FDIC indemnification asset	5,108	2,565	-	-	2,565
Interest receivable	5,481	5,481	-	5,481	-
Derivative financial assets	12	12	-	12	-
Deferred compensation assets	3,527	3,527	3,527	-	-

Liabilities
Time deposits	445,661	436,018	-	436,018	-
Securities sold under agreements to repurchase	29,370	29,389	-	29,389	-
Interest payable	618	618	-	618	-
Deferred compensation liabilities	3,527	3,527	3,527	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2019	December 31, 2018
(Amounts in thousands)
Commitments to extend credit	$185,437	$215,239
Standby letters of credit and financial guarantees(1)	143,984	149,494
Total off-balance sheet risk	329,421	364,733

Reserve for unfunded commitments	$66	$66

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2019, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of June 30, 2019, full-time equivalent employees, calculated using the number of hours worked, totaled 515. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2019, the Trust Division and FCWM managed and administered $1.05 billion in combined assets under various fee-based arrangements as fiduciary or agent.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2018 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2018 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2019, and financial condition as of June 30, 2019, include the following:

●	Net income increased $1.39 million, or 15.28%, to $10.45 million compared to the same quarter of 2018.
●	Diluted earnings per share increased $0.12 to $0.66 compared to the same quarter of 2018, for an increase of 22.22%.
●	Return on average assets for the quarter increased to 1.89%. Return on average equity for the quarter increased to 12.57%.
●	Net interest margin increased 47 basis points to 4.72% compared to the same quarter of 2018.
●

The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter of 2019. The Company repaid the borrowing with current liquidity, which should result in annualized net pre-tax savings of $378 thousand. This culminates the Company’s 5-year strategic shift back to a more traditional community bank balance sheet, during which the Company paid off $200 million in wholesale debt.

●	The Company received $2.03 million from litigation settlements during the quarter. Year-to-date, the Company has received $3.70 million.
●	Book value per common share increased $0.55 to $21.34, and tangible book value per common share increased $0.43 to a record $15.12, compared to December 31, 2018.
●

The Company repurchased 194,000 common shares for $6.58 million during the second quarter of 2019. Year to date, the Company has repurchased 426,900 common shares for $14.36 million compared to 474,240 shares for $14.72 million purchased during the same period in 2018.

●	The Company and its subsidiary bank both significantly exceed regulatory “well capitalized” targets as of June 30, 2019.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
(Amounts in thousands, except per share	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
data)
Net income	$10,451	$9,066	$1,385	15.28%	$20,082	$17,934	$2,148	11.98%

Basic earnings per common share	0.67	0.54	0.13	24.07%	1.27	1.06	0.21	19.81%
Diluted earnings per common share	0.66	0.54	0.12	22.22%	1.27	1.06	0.21	19.81%

Return on average assets	1.89%	1.53%	0.36%	23.53%	1.82%	1.53%	0.29%	18.95%
Return on average common equity	12.57%	10.68%	1.89%	17.70%	12.17%	10.49%	1.68%	16.02%

Three-Month Comparison. Net income increased $1.39 million in the second quarter of 2019 due to litigation settlements received of $2.03 million offset by an increase in provision for loan losses of $1.09 million.

Six-Month Comparison. Net income increased $2.15 million in the first six months of 2019 due to litigation settlements received of $3.70 million offset by an increase in provision for loan losses of $1.82 million.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)
	Three Months Ended June 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(2)
Assets
Earning assets
Loans(2)(3)	$1,721,392	$22,772	5.31%	$1,795,094	$22,458	5.02%
Securities available for sale	126,153	1,068	3.40%	190,605	1,447	3.04%
Securities held to maturity	-	-		25,098	104	1.66%
Interest-bearing deposits	125,759	766	2.44%	109,349	514	1.89%
Total earning assets	1,973,304	24,606	5.00%	2,120,146	24,523	4.64%
Other assets	248,270			252,843
Total assets	$2,221,574			$2,372,989

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$454,246	$77	0.07%	$484,776	$104	0.09%
Savings deposits	504,854	192	0.15%	518,055	83	0.06%
Time deposits	429,469	1,123	1.05%	477,691	1,140	0.96%
Total interest-bearing deposits	1,388,569	1,392	0.40%	1,480,522	1,327	0.36%
Retail repurchase agreements	3,024	1	0.13%	3,615	1	0.11%
Wholesale repurchase agreements	-	-		25,000	201	3.22%
FHLB advances and other borrowings	-	-		50,000	506	4.06%
Total borrowings	3,024	1	0.13%	78,615	708	3.61%
Total interest-bearing liabilities	1,391,593	1,393	0.40%	1,559,137	2,035	0.52%
Noninterest-bearing demand deposits	459,766			447,048
Other liabilities	27,604			26,222
Total liabilities	1,878,963			2,032,407
Stockholders' equity	333,595			340,582
Total liabilities and stockholders' equity	$2,212,558			$2,372,989
Net interest income, FTE		$23,213			$22,488
Net interest rate spread			4.60%			4.12%
Net interest margin			4.72%			4.25%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Interest on loans included non-cash purchase accounting accretion of $1.39 million and $1.36 million for the three months ended June 30, 2019 and 2018, respectively.
(3)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$1,743,141	$45,008	5.21%	$1,800,438	$45,249	5.07%
Securities available for sale	135,914	2,299	3.42%	177,897	2,636	2.99%
Securities held to maturity	6,140	45	1.48%	25,115	209	1.68%
Interest-bearing deposits	90,423	1,104	2.45%	113,627	985	1.75%
Total earning assets	1,975,618	48,456	4.95%	2,117,077	49,079	4.67%
Other assets	248,118			252,592
Total assets	$2,223,736			$2,369,669

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$450,655	$114	0.05%	$473,819	$167	0.07%
Savings deposits	503,075	367	0.15%	518,306	165	0.06%
Time deposits	433,936	2,216	1.03%	485,574	2,246	0.93%
Total interest-bearing deposits	1,387,666	2,697	0.39%	1,477,699	2,578	0.35%
Borrowings
Retail repurchase agreements	3,141	2	0.14%	4,031	2	0.10%
Wholesale repurchase agreements	7,597	119	3.17%	25,000	400	3.23%
FHLB advances and other borrowings	-	-	-	50,000	1,006	4.06%
Total borrowings	10,738	121	2.27%	79,031	1,408	3.59%
Total interest-bearing liabilities	1,398,404	2,818	0.41%	1,556,730	3,986	0.52%
Noninterest-bearing demand deposits	464,299			439,867
Other liabilities	28,245			28,168
Total liabilities	1,890,948			2,024,765
Stockholders' equity	332,788			344,904
Total liabilities and stockholders' equity	$2,223,736			$2,369,669
Net interest income, FTE(1)		$45,638			$45,093
Net interest rate spread			4.54%			4.16%
Net interest margin, FTE(1)			4.66%			4.30%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash purchase accounting accretion of $2.15 million and $3.06 million for the six months ended June 30, 2019 and 2018, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2019 Compared to 2018				June 30, 2019 Compared to 2018
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$(922)	$1,289	$(53)	$314	$(1,440)	$623	$576	$(241)
Securities available-for-sale	(489)	171	(61)	(379)	(622)	188	97	(337)
Securities held-to-maturity	(104)	(104)	104	(104)	(158)	(13)	7	(164)
Interest-bearing deposits with other banks	77	152	23	252	(201)	202	118	119
Total interest earning assets	(1,438)	1,508	13	83	(2,421)	1,000	798	(623)

Interest paid on(1)
Demand deposits	(7)	(22)	2	(27)	(8)	(24)	(21)	(53)
Savings deposits	(2)	114	(3)	109	(5)	107	100	202
Time deposits	(115)	109	(11)	(17)	(239)	117	92	(30)
Retail repurchase agreements	-	-	-	-	-	-	-	-
Wholesale repurchase agreements	(201)	(201)	201	(201)	(278)	(4)	1	(281)
FHLB advances and other borrowings	(506)	-	-	(506)	(1,006)	(506)	506	(1,006)
Total interest-bearing liabilities	(831)	-	189	(642)	(1,536)	(310)	678	(1,168)
Change in net interest income(1)	$(607)	$1,508	$(176)	$725	$(885)	$1,310	$120	$545

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 72.66% of total net interest and noninterest income in the second quarter of 2019 compared to 76.04% in the same quarter of 2018. Net interest income on a GAAP basis increased $727 thousand, or 3.27%, compared to an increase of $725 thousand, or 3.22%, on a FTE basis. The net interest margin on a FTE basis increased 47 basis points and the net interest spread on a FTE basis increased 48 basis points. The increase in the net interest margin and the net interest spread are primarily attributable to the Company’s strategy to shift back to a more traditional community bank balance sheet through the payoffs of higher-rate wholesale debt.

Average earning assets decreased $146.84 million, or 6.93%, primarily due to a decrease in average loans as well as a decrease in the investment portfolio. The yield on earning assets increased 36 basis points as the yields in the loan portfolio, interest-bearing deposits and the available-for-sale investment portfolio increased. Average loans decreased $73.70 million, or 4.11%, and the average loan to deposit ratio decreased to 92.68% from 93.13% in the same quarter of 2018. Non-cash accretion income increased $30 thousand, or 2.21%, due to large payoffs of acquired loans in the second quarter of 2019.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $167.54 million, or 10.75%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 12 basis points. Average borrowings decreased $75.59 million, or 96.15%, largely due to the payoff of $50 million in FHLB advances as well as a $25 million payoff of a wholesale repurchase agreement. Average interest-bearing deposits decreased $91.95 million, or 6.21%, which was driven by a $48.22 million, or 10.09%, decrease in average time deposits and a $30.53 million, or 6.30% decrease in interest-bearing demand deposits.

Six-Month Comparison. Net interest income comprised 72.98% of total net interest and noninterest income for the first six months of 2019 compared to 76.61% in the same period of 2018. Net interest income on a GAAP basis increased $534 thousand, or 1.20%, compared to an increase of $545 thousand, or 1.21%, on a FTE basis. The net interest margin on a FTE basis increased 36 basis points and the net interest spread on a FTE basis increased 38 basis points. The increase in the net interest margin and the net interest spread are primarily attributable to the Company’s strategy to shift back to a more traditional community bank balance sheet through the payoffs of higher-rate wholesale debt.

Average earning assets decreased $141.46 million, or 6.68%, primarily due to a decrease in loans and the investment portfolio. The yield on earning assets increased 28 basis points as the yields in interest-bearing deposits, the available-for-sale investment portfolio and the loan portfolio increased. Average loans decreased $57.30 million, or 3.18%, and the average loan to deposit ratio increased to 94.12% from 93.89% in the same period of 2018. Non-cash accretion income decreased $1.05 million, or 32.80%, due to continued acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $158.33 million, or 10.17%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 11 basis points. Average borrowings decreased $68.29 million, or 86.41%, largely due to a $50 million decrease in FHLB advances as well as a decrease in average wholesale repurchase agreements of $17.40 million, or 69.61%. Average interest-bearing deposits decreased $90.03 million, or 6.09%, which was driven by a $51.64 million, or 10.63%, decrease in average time deposits.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $1.09 million, or 220.20%, to $1.59 million in the second quarter of 2019 compared to the same quarter of 2018. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Six-Month Comparison. The provision charged to operations increased $1.82 million, or 183.33%, to $2.81 million for the first six months of 2019 compared to the same period of 2018. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase		June 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$884	$823	$61	7.41%	$1,629	$1,617	$12	0.74%
Service charges on deposits	3,699	3,612	87	2.41%	7,107	7,080	27	0.38%
Other service charges and fees	2,129	1,991	138	6.93%	4,178	3,791	387	10.21%
Insurance commissions	-	338	(338)	-100.00%	-	667	(667)	-100.00%
Net loss on sale of securities	(43)	-	(43)	-	(43)	-	(43)	-
Net FDIC indemnification asset amortization	(516)	(575)	59	-10.26%	(1,068)	(957)	(111)	11.60%
Other income	2,025	-	2,025	-	3,700	-	3,700	-
Other operating income	471	827	(356)	-43.05%	1,226	1,429	(203)	-14.21%
Total noninterest income	$8,649	$7,016	$1,633	23.28%	$16,729	$13,627	$3,102	22.76%

Three-Month Comparison. Noninterest income comprised 27.34% of total net interest and noninterest income in the second quarter of 2019 compared to 23.96% in the same quarter of 2018. Noninterest income increased $1.63 million, or 23.28%, primarily due to $2.03 million received from litigation settlements. Other service charges and fees increased $138 thousand, or 6.93%, primarily due to an increase of $159 thousand in net interchange income. Increases in noninterest income were offset by the decrease in insurance commissions as a result of the divestiture of the remaining insurance agency in the fourth quarter of 2018. Excluding the impact from litigation settlements and net FDIC and indemnification asset amortization, noninterest income decreased $451 thousand, or 5.94%, to $7.14 million in the second quarter of 2019, from $7.60 million in the same quarter of 2018.

Six-Month Comparison. Noninterest income comprised 27.02% of total net interest and noninterest income for the first six months of 2019 compared to 23.39% in the same period of 2018. Noninterest income increased $3.10 million, or 22.76%, primarily due to $3.70 million received from litigation settlements. Other service charges and fees increased $387 thousand, or 10.21%, primarily due to an increase of $332 thousand in net interchange income. Increases in noninterest income were offset by the decrease in insurance commissions as a result of the divestiture of the remaining insurance agency in the fourth quarter of 2018. Net amortization related to the FDIC indemnification asset increased as well. Excluding the impact from litigation settlements and net FDIC and indemnification asset amortization, noninterest income decreased $487 thousand, or 3.34%, to $14.10 million for the first six months of 2019, from $14.58 million in the same period of 2018.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2019	2018	(Decrease)	Change	2019	2018	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$9,153	$8,993	$160	1.78%	$18,319	$18,434	$(115)	-0.62%
Occupancy expense	1,082	1,083	(1)	-0.09%	2,235	2,333	(98)	-4.20%
Furniture and equipment expense	1,062	945	117	12.38%	2,095	1,991	104	5.22%
Service fees	1,231	851	380	44.65%	2,261	1,679	582	34.66%
Advertising and public relations	513	461	52	11.28%	1,037	983	54	5.49%
Professional fees	328	430	(102)	-23.72%	742	737	5	0.68%
Amortization of intangibles	249	263	(14)	-5.32%	495	524	(29)	-5.53%
FDIC premiums and assessments	150	252	(102)	-40.48%	318	463	(145)	-31.32%
Other operating expense	2,883	3,939	(1,056)	-26.81%	5,934	7,132	(1,198)	-16.80%
Total noninterest expense	$16,651	$17,217	$(566)	-3.29%	$33,436	$34,276	$(840)	-2.45%

Three-Month Comparison. Noninterest expense decreased $566 thousand, or 3.29%, in the second quarter of 2019 compared to the same quarter of 2018, which was largely due to a decrease in other operating expense of $1.06 million offset by increases in services fees of $380 thousand and salaries and employee benefits of $160 thousand. The decrease in other operating expense is primarily attributable to writedowns of bank-owned properties in the second quarter of 2018 of $400 thousand.

Six-Month Comparison. Noninterest expense decreased $840 thousand, or 2.45%, in the first six months of 2019 compared to the same period of 2018, which was largely due to a decrease in other operating expense of $1.20 million offset by increases in services fees of $582 thousand. The decrease in other operating expense is primarily attributable to writedowns of bank-owned properties in the first six months of 2018 in the amount of $910 thousand.

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

Three-Month Comparison.  Income tax expense increased $451 thousand, or 18.04%, primarily due to the increase in pretax net income.  The effective tax rate increased to 22.02% in the second quarter of 2019 from 21.62% in the same quarter of 2018.

Six-Month Comparison. Income tax expense increased $513 thousand, or 10.12%, and the effective tax rate decreased to 21.75% in the second quarter of 2018 from 22.03% in the same quarter of 2018.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
(Amounts in thousands)
Net interest income, GAAP	$22,989	$22,262	$45,175	$44,641
FTE adjustment(1)	224	226	463	452
Net interest income, FTE	23,213	22,488	45,638	45,093

Net interest margin, GAAP	4.67%	4.22%	4.61%	4.25%
FTE adjustment(1)	0.04%	0.03%	0.05%	0.05%
Net interest margin, FTE	4.72%	4.25%	4.66%	4.30%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018.

Financial Condition

Total assets as of June 30, 2019, decreased $32.35 million, or 1.44% from December 31, 2018. In addition, total liabilities as of June 30, 2019, decreased $33.18 million, or 1.74% from December 31,2018.

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

Available-for-sale debt securities as of June 30, 2019, decreased $34.04 million, or 22.23%, compared to December 31, 2018. The market value of debt securities available for sale as a percentage of amortized cost was 101.05% as of June 30, 2019, compared to 99.76% as of December 31, 2018. The remaining debt securities in the held-to-maturity portfolio matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three and six months ended June 30, 2019 or 2018. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of June 30, 2019, decreased $54.16 million, or 3.05%, compared to December 31, 2018, primarily due to a $50.86 million, or 2.90%, decrease in non-covered loans, which was driven by declines in non-farm, non-residential, single family owner occupied, and commercial and industrial segments. Covered loans decreased $3.30 million, or 17.51%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2019		December 31, 2018		June 30, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$62,155	3.61%	$63,508	3.58%	$57,986	3.22%
Commercial and industrial	92,304	5.36%	104,863	5.91%	96,614	5.37%
Multi-family residential	100,569	5.84%	107,012	6.03%	110,067	6.12%
Single family non-owner occupied	139,180	8.11%	140,097	7.89%	142,076	7.90%
Non-farm, non-residential	596,163	34.64%	613,877	34.58%	624,999	34.74%
Agricultural	9,462	0.55%	8,545	0.48%	8,895	0.49%
Farmland	17,322	1.01%	18,905	1.07%	22,055	1.23%
Total commercial loans	1,017,155	59.12%	1,056,807	59.54%	1,062,692	59.07%
Consumer real estate loans
Home equity lines	88,094	5.12%	93,466	5.27%	100,194	5.57%
Single family owner occupied	493,555	28.67%	510,963	28.78%	517,058	28.74%
Owner occupied construction	13,755	0.80%	18,171	1.02%	22,647	1.26%
Total consumer real estate loans	595,404	34.59%	622,600	35.07%	639,899	35.57%
Consumer and other loans
Consumer loans	88,352	5.13%	71,552	4.03%	68,885	3.83%
Other	4,497	0.26%	5,310	0.30%	4,636	0.26%
Total consumer and other loans	92,849	5.39%	76,862	4.33%	73,521	4.09%
Total non-covered loans	1,705,408	99.10%	1,756,269	98.94%	1,776,112	98.73%
Total covered loans	15,520	0.90%	18,815	1.06%	22,919	1.27%
Total loans held for investment, net of unearned income	1,720,928	100.00%	1,775,084	100.00%	1,799,031	100.00%
Less: allowance for loan losses	18,540		18,267		19,583
Total loans held for investment, net of unearned income and allowance	$1,702,388		$1,756,817		$1,779,448

The following table presents covered loans, by loan class, as of the dates indicated:

	June 30, 2019		December 31, 2018		June 30, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$31	0.20%	$35	0.19%	$35	0.15%
Single family non-owner occupied	224	1.44%	238	1.26%	252	1.10%
Non-farm, non-residential	5	0.03%	6	0.03%	8	0.04%
Total commercial loans	260	1.67%	279	1.48%	295	1.29%
Consumer real estate loans
Home equity lines	12,254	78.96%	15,284	81.24%	19,151	83.56%
Single family owner occupied	3,006	19.37%	3,252	17.28%	3,473	15.15%
Total consumer real estate loans	15,260	98.33%	18,536	98.52%	22,624	98.71%
Total covered loans	$15,520	100.00%	$18,815	100.00%	$22,919	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2019	December 31, 2018	June 30, 2018
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$16,368	$19,583	$21,467
Accruing loans past due 90 days or more	37	58	-
TDRs(1)	821	161	289
Total nonperforming loans	17,226	19,802	21,756
Non-covered OREO	3,810	3,806	4,805
Total non-covered nonperforming assets	$21,036	$23,608	$26,561

Covered nonperforming
Nonaccrual loans	$203	$322	$509
Total nonperforming loans	203	322	509
Covered OREO	152	32	44
Total covered nonperforming assets	$355	$354	$553

Total nonperforming
Nonaccrual loans	$16,571	$19,905	$21,976
Accruing loans past due 90 days or more	37	58	-
TDRs(1)	821	161	289
Total nonperforming loans	17,429	20,124	22,265
OREO	3,962	3,838	4,849
Total nonperforming assets	$21,391	$23,962	$27,114

Additional Information
Performing TDRs(2)	$5,676	$6,266	$6,691
Total TDRs(3)	6,497	6,427	6,980

Non-covered ratios
Nonperforming loans to total loans	1.02%	1.13%	1.22%
Nonperforming assets to total assets	0.96%	1.06%	1.14%
Non-PCI allowance to nonperforming loans	107.63%	92.25%	90.01%
Non-PCI allowance to total loans	1.10%	1.04%	1.10%

Total ratios
Nonperforming loans to total loans	1.02%	1.13%	1.24%
Nonperforming assets to total assets	0.97%	1.07%	1.15%
Allowance for loan losses to nonperforming loans	106.37%	90.77%	87.95%
Allowance for loan losses to total loans	1.09%	1.03%	1.09%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $ 666 thousand, $898 thousand, and $82 thousand for the periods ended June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $2.02 million, $1.68 million, and $1.93 million for the periods ended June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

(3)	Total TDRs exclude nonaccrual TDRs of $2.73 million, $2.58 million, and $2.01 million for the periods ended June 30, 2019, December 31, 2018, and June 30, 2018, respectively.

Non-covered nonperforming assets as of June 30, 2019, decreased $2.57 million, or 10.89%, from December 31, 2018, primarily due to a decrease in non-covered nonaccrual loans offset by an increase in troubled debt restructurings. Non-covered nonaccrual loans as of June 30, 2019, decreased $3.22 million, or 16.42%, from December 31, 2018. As of June 30, 2019, non-covered nonaccrual loans were largely attributed to single family owner occupied 53.91% and non-farm, non-residential (20.17%) loans. As of June 30, 2019, approximately $1.31 million, or 7.99%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $25.06 million as of June 30, 2019, a decrease of $4.82 million, or 16.14%, compared to $29.89 million as of December 31, 2018. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.47% as of June 30, 2019, which includes past due loans (0.51%) and nonaccrual loans (0.96%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2019, increased $70 thousand, or 1.09%, to $6.50 million from December 31, 2018. Unseasoned and nonperforming accruing TDRs as of June 30, 2019, increased $660 thousand to $821 thousand compared to December 31, 2018. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 12.64% as of June 30, 2019, compared to 2.51% as of December 31, 2018. Specific reserves on TDRs totaled $475 thousand as of June 30, 2019, compared to $568 thousand as of December 31, 2018.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, increased $4 thousand, or 0.11%, as of June 30, 2019, compared to December 31, 2018, and consisted of 23 properties with an average holding period of 11 months. The net loss on the sale of OREO totaled $192 thousand for the three months ended June 30, 2019, compared to $671 thousand for the same period of the prior year and $556 thousand for the six months ended June 30, 2019, compared to $774 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2019			2018
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,806	$32	$3,838	$2,409	$105	$2,514
Additions	2,564	130	2,694	3,928	-	3,928
Disposals	(2,129)	-	(2,129)	(983)	(55)	(1,038)
Valuation adjustments	(431)	(10)	(441)	(549)	(6)	(555)
Ending balance	$3,810	$152	$3,962	$4,805	$44	$4,849

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of June 30, 2019, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of June 30, 2019; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of June 30, 2019, increased $273 thousand, or 1.49%, from December 31, 2018. The non-PCI allowance as a percent of non-covered loans totaled 1.09% as of June 30, 2019, compared to 1.03% as of December 31, 2018. PCI loans were aggregated into five loan pools as of June 30, 2019, and December 31, 2018: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of June 30, 2019, or December 31, 2018. Net charge-offs increased $1.85 million for the six months ended June 30, 2019, compared to the same period of the prior year. The increase in net charge-offs was driven by one loan relationship in the commercial real estate segment and three larger relationships in the owner occupied single family segment.

The following table presents the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended June 30
	2019			2018
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,243	$-	$18,243	$19,500	$-	$19,500
Provision for (recovery of) loan losses charged to operations	1,585	-	1,585	495	-	495
Charge-offs	(2,114)	-	(2,114)	(750)	-	(750)
Recoveries	826	-	826	338	-	338
Net charge-offs	(1,288)	-	(1,288)	(412)	-	(412)
Ending balance	$18,540	$-	$18,540	$19,583	$-	$19,583

	Six Months Ended June 30
	2019			2018
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,267	$-	$18,267	$19,276	$-	$19,276
Provision for (recovery of) loan losses charged to operations	2,805	-	2,805	990	-	990
Charge-offs	(3,736)	-	(3,736)	(1,448)	-	(1,448)
Recoveries	1,204	-	1,204	765	-	765
Net charge-offs	(2,532)	-	(2,532)	(683)	-	(683)
Ending balance	$18,540	$-	$18,540	$19,583	$-	$19,583

Deposits

Total deposits as of June 30, 2019, decreased $7.71 million, or 0.42%, compared to December 31, 2018. The decrease was largely attributable to time deposits which decreased $24.30 million offset by an increase in non-interest bearing demand accounts of $21.02 million, or 4.57%. Other decreases occurred in the interest-bearing transaction category of $5.19 million or 1.15%.

Borrowings

Total borrowings as of June 30, 2019, decreased $26.29 million, or 89.50%, compared to December 31, 2018. During the first quarter of 2019 the Company’s remaining wholesale repurchase agreement of $25 million matured. The Company repaid the borrowing with current liquidity, which should result in annualized net pre-tax savings of $378 thousand.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2019, the Company’s cash reserves totaled $12.87 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of June 30, 2019. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2019, our unencumbered cash totaled $156.48 million, unused borrowing capacity from the FHLB totaled $379.09 million, available credit from the FRB Discount Window totaled $6.00 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $93.11 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Six Months Ended June 30,
	2019	2018
(Amounts in thousands)
Net cash provided by operating activities	$25,449	$21,142
Net cash provided by (used in) investing activities	109,689	(15,010)
Net cash used in financing activities	(55,533)	(56,126)
Net increase (decrease) in cash and cash equivalents	79,605	(49,994)
Cash and cash equivalents, beginning balance	76,873	157,951
Cash and cash equivalents, ending balance	$156,478	$107,957

Cash and cash equivalents increased $79.61 million for the six months ended June 30, 2019, compared to a decrease of $49.99 million for the same period of the prior year. The increase was primarily due to a $124.70 million increase in net cash provided by investing activities due to a net increase in proceeds from repayment of loans as well as proceeds from maturities, calls, and prepayments in the investment portfolios. Net cash used in financing activities decreased $593 thousand largely due to the repayment of the Company’s remaining wholesale repurchase agreement offset by increases in deposits. Net cash provided by operating activities increased $4.31 million primarily due to a decrease in accretion on acquired loans and an increase in the provision for loan losses.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2019, increased $829 thousand, or 0.25%, to $333.69 million from $332.86 million as of December 31, 2018. The change in stockholders’ equity was largely due to the repurchase of 426,900 shares of our common stock totaling $14.36 million and dividends declared on our common stock of $7.26 million, offset by net income of $20.08 million. Accumulated other comprehensive loss decreased $1.05 million to $381 thousand as of June 30, 2019, compared to December 31, 2018, primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. Our book value per common share increased $0.55 or 2.65% to $21.34 as of June 30, 2019, from $20.79 as of December 31, 2018.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and was phased in over a four-year period (increasing by an additional 0.625% each year, reaching 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2018 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 6.50% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.00% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.00% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2019		December 31, 2018
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.29%	13.15%	13.72%	12.55%
Tier 1 risk-based capital ratio	14.29%	13.15%	13.72%	12.55%
Total risk-based capital ratio	15.42%	14.27%	14.79%	13.62%
Tier 1 leverage ratio	11.15%	10.25%	10.95%	9.98%

Our risk-based capital ratios as of June 30, 2019, increased from December 31, 2018, due to a decrease in risk-weighted assets. As of June 30, 2019, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2019.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2019	December 31, 2018
(Amounts in thousands)
Commitments to extend credit	$185,437	$215,239
Standby letters of credit and financial guarantees (1)	143,984	149,494
Total off-balance sheet risk	$329,421	$364,733

Reserve for unfunded commitments	$66	$66

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

As of June 30, 2019, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 225 to 250 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	June 30, 2019		December 31, 2018
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$480	0.5%	$(1,215)	-1.3%
200	606	0.7%	(545)	-0.6%
100	449	0.5%	(135)	-0.1%
(100)	(3,590)	-4.0%	(3,322)	-3.7%
(200)	(7,758)	-8.6%	(7,525)	-8.4%

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

Item 4.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2019, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our risk factors discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included, or incorporated by reference, in this report before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, the following risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our 2018 Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 194,000 shares of our common stock during the second quarter of 2019 compared to 286,940 shares during the same quarter of 2018 and 426,900 shares during the first six months of 2019 compared to 474,240 shares during the same period of 2018.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

April 1-30, 2019	64,900	$34.01	64,900	920,627
May 1-31, 2019	89,800	33.97	89,800	830,827
June 1-30, 2019	39,300	33.55	39,300	791,527
Total	194,000	$33.90	194,000

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

10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.14**	Employment Agreement between First Community Bancshares, Inc. and E. Stephen Lilly, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.17**	Employment Agreement between First Community Bank and Mark R. Evans, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated April 2, 2009, filed on April 3, 2009
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of June 30, 2019, (Unaudited) and December 31, 2018; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and six months ended June 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

*	Filed herewith
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

***     Submitted electronically herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of August, 2019.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)