Form 10-Q
period 2019-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2019-11-08
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

☐ Yes ☑ No

As of November 01, 2019, there were 15,580,862 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2019	2018(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$48,209	$40,421
Federal funds sold	133,253	35,457
Interest-bearing deposits in banks	996	995
Total cash and cash equivalents	182,458	76,873
Debt securities available for sale	115,537	153,116
Debt securities held to maturity	-	25,013
Loans held for investment, net of unearned income (includes covered loans of $14,158 and $18,815, respectively)	1,694,116	1,775,084
Allowance for loan losses	(18,493)	(18,267)
Loans held for investment, net	1,675,623	1,756,817
FDIC indemnification asset	3,458	5,108
Premises and equipment, net	48,521	45,785
Other real estate owned (includes covered OREO of $0 and $32, respectively)	2,528	3,838
Interest receivable	4,842	5,481
Goodwill	92,744	92,744
Other intangible assets	4,280	5,026
Other assets	75,056	74,573
Total assets	$2,205,047	$2,244,374

Liabilities
Deposits
Noninterest-bearing	$472,478	$459,550
Interest-bearing	1,364,374	1,396,200
Total deposits	1,836,852	1,855,750
Securities sold under agreements to repurchase	1,863	29,370
Interest, taxes, and other liabilities	28,969	26,397
Total liabilities	1,867,684	1,911,517

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 15,579,740 shares issued and outstanding at September 30, 2019; 16,007,263 shares issued and outstanding at December 31, 2018	15,580	16,007
Additional paid-in capital	108,222	122,486
Retained earnings	213,866	195,793
Accumulated other comprehensive loss	(305)	(1,429)
Total stockholders' equity	337,363	332,857
Total liabilities and stockholders' equity	$2,205,047	$2,244,374

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2019	2018	2019	2018
Interest income
Interest and fees on loans	$22,068	$22,556	$66,968	$67,733
Interest on securities -- taxable	261	666	916	1,704
Interest on securities -- tax-exempt	596	706	1,930	2,133
Interest on deposits in banks	680	358	1,784	1,343
Total interest income	23,605	24,286	71,598	72,913
Interest expense
Interest on deposits	1,383	1,269	4,080	3,847
Interest on short-term borrowings	1	204	122	606
Interest on long-term debt	-	488	-	1,494
Total interest expense	1,384	1,961	4,202	5,947
Net interest income	22,221	22,325	67,396	66,966
Provision for loan losses	675	495	3,480	1,485
Net interest income after provision for loan losses	21,546	21,830	63,916	65,481
Noninterest income
Wealth management	952	791	2,581	2,408
Service charges on deposits	3,785	3,803	10,892	10,883
Other service charges and fees	2,007	1,925	6,185	5,716
Insurance commissions	-	299	-	966
Net loss on sale of securities	-	(618)	(43)	(618)
Net FDIC indemnification asset amortization	(719)	(645)	(1,787)	(1,602)
Other income	900	-	4,600	-
Other operating income	709	964	1,935	2,393
Total noninterest income	7,634	6,519	24,363	20,146
Noninterest expense
Salaries and employee benefits	9,334	8,983	27,653	27,417
Occupancy expense	1,042	1,075	3,277	3,408
Furniture and equipment expense	1,183	985	3,278	2,976
Service fees	1,466	1,134	3,727	2,813
Advertising and public relations	795	478	1,832	1,461
Professional fees	548	337	1,290	1,074
Amortization of intangibles	251	261	746	785
FDIC premiums and assessments	-	234	318	697
Merger/acquisition/divestiture expenses	592	-	592	-
Loss on extinguishment of debt	-	1,096	-	1,096
Goodwill impairment	-	1,492	-	1,492
Other operating expense	2,233	2,056	8,167	9,188
Total noninterest expense	17,444	18,131	50,880	52,407
Income before income taxes	11,736	10,218	37,399	33,220
Income tax expense	2,580	1,118	8,161	6,186
Net income	$9,156	$9,100	$29,238	$27,034

Earnings per common share
Basic	$0.59	$0.55	$1.86	$1.62
Diluted	0.58	0.55	1.85	1.61
Weighted average shares outstanding
Basic	15,603,992	16,512,823	15,717,678	16,717,704
Diluted	15,664,587	16,612,416	15,785,484	16,810,425

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands)
Net income	$9,156	$9,100	$29,238	$27,034
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized gains (losses) on debt securities without other-than-temporary impairment	28	(983)	1,578	(3,426)
Reclassification adjustment for net losses recognized in net income	-	618	43	618
Net unrealized gains (losses) on available-for-sale debt securities	28	(365)	1,621	(2,808)
Employee benefit plans:
Net actuarial gain (loss)	1	(1)	(405)	91
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	67	72	207	214
Net unrealized gains (losses) on employee benefit plans	68	71	(198)	305
Other comprehensive income (loss), before tax	96	(294)	1,423	(2,503)
Income tax expense (benefit)	20	(62)	299	(526)
Other comprehensive income (loss), net of tax	76	(232)	1,124	(1,977)
Total comprehensive income	$9,232	$8,868	$30,362	$25,057

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2019 and 2018

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance July 1, 2018	$-	$21,382	$228,949	$184,279	$(92,904)	$(2,585)	$339,121
Net income	-	-	-	9,100	-	-	9,100
Other comprehensive (loss)	-	-	-	-	-	(232)	(232)
Common dividends declared -- $0.21 per share	-	-	-	(3,477)	-	-	(3,477)
Equity-based compensation expense	-	-	194	-	8	-	202
Common stock options exercised -- 8,629 shares	-	-	(3)	-	167	-	164
Issuance of treasury stock to 401(k) plan -- 2,891 shares	-	-	42	-	54	-	96
Purchase of treasury shares -- 195,776 shares at $33.57 per share	-	-	-	-	(6,572)	-	(6,572)
Balance September 30, 2018	$-	$21,382	$229,182	$189,902	$(99,247)	$(2,817)	$338,402

Balance July 1, 2019	$-	$15,633	$109,816	$208,618	$-	$(381)	$333,686
Net income	-	-	-	9,156	-	-	9,156
Other comprehensive income	-	-	-	-	-	76	76
Common dividends declared -- $0.25 per share	-	-	-	(3,908)	-	-	(3,908)
Equity-based compensation expense	-	-	216	-	-	-	216
Common stock options exercised -- 3,407 shares	-	4	37	-	-	-	41
Issuance of common stock to 401(k) plan -- 3,010 shares	-	4	95	-	-	-	99
Repurchase of common shares -- 60,500 shares at $33.11 per share	-	(61)	(1,942)	-	-	-	(2,003)
Balance September 30, 2019	$-	$15,580	$108,222	$213,866	$-	$(305)	$337,363

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED
SEPTEMBER 30, 2019 and 2018

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands,	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total
except share and per share data)
Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	27,034	-	-	27,034
Other comprehensive (loss)	-	-	-	-	-	(1,977)	(1,977)
Common dividends declared -- $1.05 per share	-	-	-	(17,675)	-	-	(17,675)
Equity-based compensation expense	-	-	345	-	602	-	947
Common stock options exercised -- 18,979 shares	-	-	(41)	-	362	-	321
Issuance of treasury stock to 401(k) plan -- 10,543 shares	-	-	128	-	197	-	325
Purchase of treasury shares -- 670,016 shares at $31.77 per share	-	-	-	-	(21,287)	-	(21,287)
Balance September 30, 2018	$-	$21,382	$229,182	$189,902	$(99,247)	$(2,817)	$338,402

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$-	$(1,429)	$332,857
Net income	-	-	-	29,238	-	-	29,238
Other comprehensive income	-	-	-	-	-	1,124	1,124
Common dividends declared -- $0.71 per share	-	-	-	(11,165)	-	-	(11,165)
Equity-based compensation expense	-	42	1,180	-	-	-	1,222
Common stock options exercised -- 7,752 shares	-	8	116	-	-	-	124
Issuance of common stock to 401(k) plan -- 9,663 shares	-	10	315	-	-	-	325
Repurchase of common shares -- 487,400 shares at $33.57 per share	-	(487)	(15,875)	-	-	-	(16,362)
Balance September 30, 2019	$-	$15,580	$108,222	$213,866	$-	$(305)	$337,363

See Notes to Condensed Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2019	2018
Operating activities
Net income	$29,238	$27,034
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,480	1,485
Depreciation and amortization of premises and equipment	2,491	2,221
Amortization of premiums on investments, net	171	26
Amortization of FDIC indemnification asset, net	1,787	1,602
Amortization of intangible assets	746	785
Goodwill impairment	-	1,492
Accretion on acquired loans	(2,720)	(4,257)
Equity-based compensation expense	1,222	947
Issuance of common stock to 401(k) plan	325	325
Gain on sale of premises and equipment, net	(104)	(8)
Loss on sale of other real estate owned	791	833
Loss on sale of securities	43	618
Loss on extinguishment of debt	-	1,096
Decrease in accrued interest receivable	639	404
Decrease in other operating activities	1,527	2,543
Net cash provided by operating activities	39,636	37,146
Investing activities
Proceeds from sale of securities available for sale	13,897	8,937
Proceeds from maturities, prepayments, and calls of securities available for sale	29,555	57,056
Proceeds from maturities and calls of securities held to maturity	25,000	-
Payments to acquire securities available for sale	(4,453)	(67,355)
Proceeds from repayment of loans, net	78,036	23,929
Proceeds from bank owned life insurance	-	458
Proceeds from FHLB stock, net (purchase of)	129	(2,122)
Payments to the FDIC	(137)	(117)
Proceeds from sale of premises and equipment	1,038	507
Payments to acquire premises and equipment	(6,225)	(1,076)
Proceeds from sale of other real estate owned	2,917	981
Net cash provided by investing activities	139,757	21,198
Financing activities
Increase in noninterest-bearing deposits, net	12,928	9,802
Decrease in interest-bearing deposits, net	(31,826)	(63,842)
(Repayments of) proceeds from securities sold under agreements to repurchase, net	(27,507)	65
Repayments of FHLB and other borrowings, net	-	(50,000)
Proceeds from stock options exercised	124	321
Payments for repurchase of common stock	(16,362)	(21,287)
Payments of common dividends	(11,165)	(17,675)
Net cash used in financing activities	(73,808)	(142,616)
Net increase (decrease) in cash and cash equivalents	105,585	(84,272)
Cash and cash equivalents at beginning of period	76,873	157,951
Cash and cash equivalents at end of period	$182,458	$73,679

Supplemental disclosure -- cash flow information
Cash paid for interest	$4,308	$6,447
Cash paid for income taxes	7,083	4,800

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	2,883	4,135
Loans originated to finance other real estate owned	484	92
Decrease (increase) in accumulated other comprehensive loss	1,124	(1,977)

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

Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU intends to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company expects to adopt ASU 2016-13 in the first quarter of 2020 and recognize a cumulative adjustment to retained earnings as of the beginning of the year of adoption. The Company has established a working group to prepare for, and implement changes related to, the standard and has engaged a third-party vendor solution to assist in the application of the standard. The Company has established a cross-functional implementation team with assigned roles and responsibilities, key tasks to complete, and a general timeline to be followed. The team meets regularly to discuss the latest developments and ensure progress is being made on the adoption plan. The Company has contracted with a third-party provider for enhanced modeling techniques that incorporate the loss measurement requirements in these amendments and is in the process of finalizing and documenting the methodologies that will be utilized, including challenging estimated credit loss model assumptions and outputs and refining the qualitative framework. The team is also currently developing controls, processes, policies and disclosures and performing parallel runs. The Company expects validation of the new model(s) to be completed during early 2020. The Company continues to evaluate the impact adoption of ASU 2016-13 will have on its consolidated financial statements and disclosures, and while currently unable to reasonably estimate the impact of adopting this ASU, the Company expects that the impact of adoption could be significantly influenced by the composition, characteristics and quality of its loan portfolio as well as the prevailing economic conditions and forecasts as of the adoption date.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,019	$-	$(3)	$1,016
Municipal securities	78,510	1,038	-	79,548
Mortgage-backed Agency securities	34,748	353	(128)	34,973
Total	$114,277	$1,391	$(131)	$115,537

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,108	$5	$-	$1,113
U.S. Treasury securities	19,970	-	(10)	19,960
Municipal securities	96,886	912	(509)	97,289
Mortgage-backed Agency securities	35,513	14	(773)	34,754
Total	$153,477	$931	$(1,292)	$153,116

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

	September 30, 2019
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$-	$-
Due after one year but within five years	24,555	24,825
Due after five years but within ten years	54,974	55,739
Due after ten years	-	-
	79,529	80,564
Mortgage-backed securities	34,748	34,973
Total debt securities available for sale	$114,277	$115,537

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,006	$(3)	$-	$-	$1,006	$(3)
Municipal securities	-	-	-	-	-	-
Mortgage-backed Agency securities	1,154	(6)	9,035	(122)	10,189	(128)
Total	$2,160	$(9)	$9,035	$(122)	$11,195	$(131)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$19,960	$(10)	$-	$-	$19,960	$(10)
Municipal securities	7,116	(62)	18,081	(447)	25,197	(509)
Mortgage-backed Agency securities	15,762	(99)	15,344	(674)	31,106	(773)
Total	$42,838	$(171)	$33,425	$(1,121)	$76,263	$(1,292)

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

There were 14 individual debt securities in an unrealized loss position as of September 30, 2019, and their combined depreciation in value represented 0.11% of the debt securities portfolio. There were 90 individual debt securities in an unrealized loss position as of December 31, 2018, and their combined depreciation in value represented 0.74% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three and nine months ended September 30, 2019 and 2018, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands)
Gross realized gains	$-	$-	$67	$-
Gross realized losses	-	(618)	(110)	(618)
Net loss on sale of securities	$-	$(618)	$(43)	$(618)

The carrying amount of securities pledged for various purposes totaled $25.36 million as of September 30, 2019, and $38.25 million as of December 31, 2018.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.81 million as of September 30, 2019, and $1.79 million as of December 31, 2018. Deferred loan fees, net of loan costs, totaled $4.41 million as of September 30, 2019, and $4.60 million as of December 31, 2018. For information about off-balance sheet financing, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$61,350	3.62%	$63,508	3.58%
Commercial and industrial	93,627	5.53%	104,863	5.91%
Multi-family residential	96,274	5.68%	107,012	6.03%
Single family non-owner occupied	135,298	7.99%	140,097	7.89%
Non-farm, non-residential	584,897	34.52%	613,877	34.58%
Agricultural	9,429	0.56%	8,545	0.48%
Farmland	16,728	0.99%	18,905	1.07%
Total commercial loans	997,603	58.89%	1,056,807	59.54%
Consumer real estate loans
Home equity lines	86,349	5.10%	93,466	5.27%
Single family owner occupied	484,567	28.60%	510,963	28.78%
Owner occupied construction	14,872	0.87%	18,171	1.02%
Total consumer real estate loans	585,788	34.57%	622,600	35.07%
Consumer and other loans
Consumer loans	92,027	5.43%	71,552	4.03%
Other	4,540	0.27%	5,310	0.30%
Total consumer and other loans	96,567	5.70%	76,862	4.33%
Total non-covered loans	1,679,958	99.16%	1,756,269	98.94%
Total covered loans	14,158	0.84%	18,815	1.06%
Total loans held for investment, net of unearned income	$1,694,116	100.00%	$1,775,084	100.00%

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	September 30, 2019	December 31, 2018
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$30	$35
Single family non-owner occupied	216	238
Non-farm, non-residential	4	6
Total commercial loans	250	279
Consumer real estate loans
Home equity lines	11,031	15,284
Single family owner occupied	2,877	3,252
Total consumer real estate loans	13,908	18,536
Total covered loans	$14,158	$18,815

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,219	$6,680	$5,330	$7,272
Waccamaw	3,469	11,498	5,805	19,602
Other acquired	364	390	868	894
Total PCI Loans	$9,052	$18,568	$12,003	$27,768

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(986)	(4,157)	(5,143)
Reclassifications (to) from nonaccretable difference(1)	(5)	1,416	1,411
Other changes, net	354	(302)	52
Balance September 30, 2018	$2,751	$16,422	$19,173

Balance January 1, 2019	$2,590	$14,639	$17,229
Accretion	(734)	(2,761)	(3,495)
Reclassifications from nonaccretable difference(1)	14	1,200	1,214
Other changes, net	167	141	308
Balance September 30, 2019	$2,037	$13,219	$15,256

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

	September 30, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$60,124	$574	$652	$-	$-	$61,350
Commercial and industrial	90,609	1,524	1,494	-	-	93,627
Multi-family residential	94,122	822	1,330	-	-	96,274
Single family non-owner occupied	126,204	3,720	5,374	-	-	135,298
Non-farm, non-residential	565,732	4,687	14,478	-	-	584,897
Agricultural	8,862	71	496	-	-	9,429
Farmland	14,697	510	1,521	-	-	16,728
Consumer real estate loans
Home equity lines	83,844	683	1,822	-	-	86,349
Single family owner occupied	457,680	3,510	23,377	-	-	484,567
Owner occupied construction	14,200	-	672	-	-	14,872
Consumer and other loans
Consumer loans	91,457	3	567	-	-	92,027
Other	4,540	-	-	-	-	4,540
Total non-covered loans	1,612,071	16,104	51,783	-	-	1,679,958
Covered loans
Commercial loans
Construction, development, and other land	-	30	-	-	-	30
Single family non-owner occupied	205	-	11	-	-	216
Non-farm, non-residential	-	-	4	-	-	4
Consumer real estate loans
Home equity lines	7,625	3,047	359	-	-	11,031
Single family owner occupied	2,157	359	361	-	-	2,877
Total covered loans	9,987	3,436	735	-	-	14,158
Total loans	$1,622,058	$19,540	$52,518	$-	$-	$1,694,116

	December 31, 2018
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$61,877	$661	$970	$-	$-	$63,508
Commercial and industrial	102,044	2,166	653	-	-	104,863
Multi-family residential	104,183	1,087	1,742	-	-	107,012
Single family non-owner occupied	131,443	4,395	4,259	-	-	140,097
Non-farm, non-residential	595,659	8,166	9,906	146	-	613,877
Agricultural	8,328	131	86	-	-	8,545
Farmland	16,898	538	1,469	-	-	18,905
Consumer real estate loans
Home equity lines	91,194	649	1,623	-	-	93,466
Single family owner occupied	482,794	4,355	23,814	-	-	510,963
Owner occupied construction	17,872	-	299	-	-	18,171
Consumer and other loans
Consumer loans	71,240	4	308	-	-	71,552
Other	5,310	-	-	-	-	5,310
Total non-covered loans	1,688,842	22,152	45,129	146	-	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	35	-	-	-	35
Single family non-owner occupied	223	-	15	-	-	238
Non-farm, non-residential	-	-	6	-	-	6
Consumer real estate loans
Home equity lines	9,511	5,244	529	-	-	15,284
Single family owner occupied	2,507	355	390	-	-	3,252
Total covered loans	12,241	5,634	940	-	-	18,815
Total loans	$1,701,083	$27,786	$46,069	$146	$-	$1,775,084

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	September 30, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$560	$776	$-	$824	$840	$-
Commercial and industrial	63	82	-	386	416	-
Multi-family residential	1,255	1,662	-	1,127	1,274	-
Single family non-owner occupied	2,888	3,420	-	2,761	3,095	-
Non-farm, non-residential	4,525	5,129	-	4,154	4,494	-
Agricultural	217	224	-	86	96	-
Farmland	1,519	1,793	-	1,464	1,547	-
Consumer real estate loans
Home equity lines	1,436	1,551	-	1,315	1,451	-
Single family owner occupied	15,990	18,170	-	15,451	18,390	-
Owner occupied construction	222	222	-	225	225	-
Consumer and other loans
Consumer loans	284	317	-	145	156	-
Total impaired loans with no allowance	28,959	33,346	-	27,938	31,984	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	-	-	-
Multi-family residential	-	-	-	534	536	230
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	1,250	1,250	301	840	842	235
Farmland	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	65	68	65
Single family owner occupied	1,251	1,251	356	3,631	3,683	922
Total impaired loans with an allowance	2,501	2,501	657	5,070	5,129	1,452
Total impaired loans(1)	$31,460	$35,847	$657	$33,008	$37,113	$1,452

(1)

Total impaired loans include loans totaling $25.18 million as of September 30, 2019, and $25.27 million as of December 31, 2018, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$5	$570	$-	$910	$17	$720	$14	$950
Commercial and industrial	2	66	3	311	7	277	6	378
Multi-family residential	5	1,269	5	1,402	21	1,385	15	832
Single family non-owner occupied	41	2,958	8	2,529	97	3,063	56	2,599
Non-farm, non-residential	20	4,590	-	3,926	84	4,832	39	5,028
Agricultural	9	223	-	103	11	108	-	187
Farmland	19	1,536	23	1,425	45	1,474	38	1,066
Consumer real estate loans
Home equity lines	17	1,463	3	1,514	31	1,452	20	1,719
Single family owner occupied	176	16,593	15	15,832	454	16,123	208	15,222
Owner occupied construction	3	224	-	229	7	223	6	249
Consumer and other loans
Consumer loans	6	319	-	210	10	187	6	164
Total impaired loans with no related allowance	303	29,811	57	28,391	784	29,844	408	28,394

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Multi-family residential	-	-	-	541	-	-	-	271
Single family non-owner occupied	-	-	-	849	-	-	7	644
Non-farm, non-residential	20	1,254	-	-	28	602	-	770
Farmland	-	-	-	413	-	-	-	409
Consumer real estate loans
Home equity lines	-	-	1	67	-	-	3	69
Single family owner occupied	(30)	1,253	35	4,999	35	2,177	126	5,838
Owner occupied construction	-	-	-	-	-	-	-	-
Total impaired loans with a related allowance	(10)	2,507	36	6,869	63	2,779	136	8,001
Total impaired loans	$293	$32,318	$93	$35,260	$847	$32,623	$544	$36,395

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2019			December 31, 2018
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$212	$-	$212	$413	$-	$413
Commercial and industrial	14	-	14	428	-	428
Multi-family residential	1,144	-	1,144	1,395	-	1,395
Single family non-owner occupied	1,463	11	1,474	1,696	15	1,711
Non-farm, non-residential	3,753	-	3,753	4,020	-	4,020
Agricultural	217	-	217	86	-	86
Farmland	789	-	789	711	-	711
Consumer real estate loans
Home equity lines	657	227	884	614	271	885
Single family owner occupied	8,236	5	8,241	10,141	36	10,177
Consumer and other loans
Consumer loans	216	-	216	79	-	79
Total nonaccrual loans	$16,701	$243	$16,944	$19,583	$322	$19,905

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $107 thousand as of September 30, 2019, compared to $58 thousand as of December 31, 2018.

	September 30, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$-	$-	$212	$212	$61,138	$61,350
Commercial and industrial	537	792	-	1,329	92,298	93,627
Multi-family residential	-	-	1,144	1,144	95,130	96,274
Single family non-owner occupied	848	220	740	1,808	133,490	135,298
Non-farm, non-residential	418	978	2,725	4,121	580,776	584,897
Agricultural	37	-	47	84	9,345	9,429
Farmland	237	-	738	975	15,753	16,728
Consumer real estate loans
Home equity lines	705	128	500	1,333	85,016	86,349
Single family owner occupied	3,481	1,322	3,562	8,365	476,202	484,567
Owner occupied construction	-	-	-	-	14,872	14,872
Consumer and other loans
Consumer loans	1,013	147	144	1,304	90,723	92,027
Other	-	-	-	-	4,540	4,540
Total non-covered loans	7,276	3,587	9,812	20,675	1,659,283	1,679,958
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	30	30
Single family non-owner occupied	11	-	-	11	205	216
Non-farm, non-residential	-	-	-	-	4	4
Consumer real estate loans
Home equity lines	476	2	-	478	10,553	11,031
Single family owner occupied	-	27	-	27	2,850	2,877
Total covered loans	487	29	-	516	13,642	14,158
Total loans	$7,763	$3,616	$9,812	$21,191	$1,672,925	$1,694,116

	December 31, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$-	$407	$518	$62,990	$63,508
Commercial and industrial	306	-	262	568	104,295	104,863
Multi-family residential	113	-	1,274	1,387	105,625	107,012
Single family non-owner occupied	514	1,115	992	2,621	137,476	140,097
Non-farm, non-residential	1,332	540	2,398	4,270	609,607	613,877
Agricultural	109	-	-	109	8,436	8,545
Farmland	640	-	392	1,032	17,873	18,905
Consumer real estate loans
Home equity lines	408	209	334	951	92,515	93,466
Single family owner occupied	5,006	3,495	4,445	12,946	498,017	510,963
Owner occupied construction	-	-	-	-	18,171	18,171
Consumer and other loans
Consumer loans	507	200	59	766	70,786	71,552
Other	-	-	-	-	5,310	5,310
Total non-covered loans	9,046	5,559	10,563	25,168	1,731,101	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	15	-	-	15	223	238
Non-farm, non-residential	-	-	-	-	6	6
Consumer real estate loans
Home equity lines	176	38	91	305	14,979	15,284
Single family owner occupied	166	-	-	166	3,086	3,252
Total covered loans	357	38	91	486	18,329	18,815
Total loans	$9,403	$5,597	$10,654	$25,654	$1,749,430	$1,775,084

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of September 30, 2019, or December 31, 2018.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	September 30, 2019			December 31, 2018
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Single family non-owner occupied	556	600	1,156	640	309	949
Non-farm, non-residential	-	309	309	-	314	314
Consumer real estate loans
Home equity lines	3	116	119	-	127	127
Single family owner occupied	1,963	5,023	6,986	1,941	5,417	7,358
Owner occupied construction	-	222	222	-	225	225
Consumer and other loans
Consumer loans	-	33	33	-	35	35
Total TDRs	$2,522	$6,303	$8,825	$2,581	$6,427	$9,008
Allowance for loan losses related to TDRs			$356			$568

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30
	2019	2018	2019	2018
(Amounts in thousands)
Interest income recognized	$56	$73	$203	$207

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended September 30,
	2019			2018
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	-	$-	$-	1	$11	$11
Total below market interest rate	-	-	-	1	11	11
Payment deferral
Single family owner occupied	1	33	29	-	-	-
Home equity lines	-	-	-	-	-	-
Total principal deferral	1	33	29	0	-	-
Total	1	$33	$29	1	$11	$11

(1) Represents the loan balance immediately following modification

	Nine Months Ended September 30,
	2019			2018
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	-	$-	$-	1	$11	$11
Total below market interest rate	-	-	-	1	11	11
Below market interest rate and extended payment term
Single family owner occupied	2	$221	$218	1	$41	$41
Single family non-owner occupied	2	488	480	-	-	-
Total below market interest rate and extended payment term	4	709	698	1	41	41
Payment deferral
Single family owner occupied	1	33	29	-	-	-
Home equity lines	-	-	-	-	-	-
Total principal deferral	1	33	29	-	-	-
Total	5	$742	$727	2	$52	$52

(1) Represents the loan balance immediately following modification

There were no payment defaults on loans modified as TDRs that were restructured within the previous 12 months as of September 30, 2019 or 2018.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2019	December 31, 2018
(Amounts in thousands)
Non-covered OREO	$2,528	$3,806
Covered OREO	-	32
Total OREO	$2,528	$3,838

Non-covered OREO secured by residential real estate	$1,530	$2,303
Residential real estate loans in the foreclosure process(1)	2,275	6,349

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of September 30, 2019.

	Three Months Ended September 30, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,215	$6,881	$1,444	$18,540
Provision for (Recovery of) loan losses charged to operations	203	(338)	810	675
Charge-offs	(159)	(253)	(552)	(964)
Recoveries	40	96	106	242
Net charge-offs	(119)	(157)	(446)	(722)
Ending balance	$10,299	$6,386	$1,808	$18,493

	Nine Months Ended September 30, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
Provision for loan losses charged to operations	1,359	411	1,710	3,480
Charge-offs	(2,165)	(1,203)	(1,332)	(4,700)
Recoveries	606	446	394	1,446
Net charge-offs	(1,559)	(757)	(938)	(3,254)
Ending balance	$10,299	$6,386	$1,808	$18,493

	Three Months Ended September 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,902	$7,867	$814	$19,583
(Recovery of) provision for loan losses charged to operations	(300)	376	419	495
Charge-offs	(201)	(1,598)	(378)	(2,177)
Recoveries	88	187	80	355
Net charge-offs	(113)	(1,411)	(298)	(1,822)
Ending balance	$10,489	$6,832	$935	$18,256

	Nine Months Ended September 30, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(1,025)	1,519	991	1,485
Charge-offs	(670)	(1,853)	(1,102)	(3,625)
Recoveries	512	356	252	1,120
Net charge-offs	(158)	(1,497)	(850)	(2,505)
Ending balance	$10,489	$6,832	$935	$18,256

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$60,876	$433
Commercial and industrial	-	-	93,627	654
Multi-family residential	-	-	96,274	949
Single family non-owner occupied	-	-	134,129	1,466
Non-farm, non-residential	3,115	301	577,994	6,178
Agricultural	-	-	9,429	133
Farmland	502	-	16,226	186
Total commercial loans	3,617	301	988,555	9,999
Consumer real estate loans
Home equity lines	-	-	94,537	701
Single family owner occupied	2,664	356	484,252	5,213
Owner occupied construction	-	-	14,872	116
Total consumer real estate loans	2,664	356	593,661	6,030
Consumer and other loans
Consumer loans	-	-	92,027	1,807
Other	-	-	4,540	-
Total consumer and other loans	-	-	96,567	1,807
Total loans, excluding PCI loans	$6,281	$657	$1,678,783	$17,836

	December 31, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$63,039	$417
Commercial and industrial	-	-	104,863	663
Multi-family residential	534	230	106,478	962
Single family non-owner occupied	-	-	138,451	1,442
Non-farm, non-residential	1,403	235	608,537	6,295
Agricultural	-	-	8,545	85
Farmland	513	-	18,392	170
Total commercial loans	2,450	465	1,048,305	10,034
Consumer real estate loans
Home equity lines	65	65	103,668	683
Single family owner occupied	3,631	922	509,929	4,931
Owner occupied construction	1,596	-	16,575	131
Total consumer real estate loans	5,292	987	630,172	5,745
Consumer and other loans
Consumer loans	-	-	71,552	1,036
Other	-	-	5,310	-
Total consumer and other loans	-	-	76,862	1,036
Total loans, excluding PCI loans	$7,742	$1,452	$1,755,339	$16,815

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

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	4,352	-	4,405	-
Other	364	-	868	-
Total commercial loans	4,716	-	5,273	-
Consumer real estate loans
Waccamaw serviced home equity lines	2,843	-	5,017	-
Waccamaw residential	626	-	788	-
Peoples residential	867	-	925	-
Total consumer real estate loans	4,336	-	6,730	-
Total PCI loans	$9,052	$-	$12,003	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of September 30, 2019.

Note 6. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank (“Waccamaw”) in 2012, the Company entered into loss share agreements with the FDIC in which the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to those covered assets. Loss share coverage for commercial loans expired June 30, 2017, with recoveries ending June 30, 2020. Loss share coverage on single family loans will expire June 30, 2022. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset and total covered loans and OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Amounts in thousands)
Beginning balance	$4,020	$6,390	$5,108	$7,161
Reimbursable expenses to the FDIC	-	(2)	-	(23)
Net amortization	(719)	(645)	(1,787)	(1,602)
(Payments to), reimbursements from the FDIC	157	(90)	137	117
Ending balance	$3,458	$5,653	$3,458	$5,653

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2019	December 31, 2018
(Amounts in thousands)
Noninterest-bearing demand deposits	$472,478	$459,550
Interest-bearing deposits:
Interest-bearing demand deposits	456,961	451,721
Money market accounts	155,303	153,483
Savings deposits	346,712	345,335
Certificates of deposit	297,517	330,757
Individual retirement accounts	107,881	114,904
Total interest-bearing deposits	1,364,374	1,396,200
Total deposits	$1,836,852	$1,855,750

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

The Company’s current operating leases relate primarily to bank branches with remaining terms of 2 months to 10 years. As of September 30, 2019, the ROU asset and lease liability were $939 thousand and $948 thousand, respectively. The weighted average discount rate was 3.22% as of September 30, 2019.

Future minimum lease payments as of September 30, 2019, are as follows:

Year	Amount
(Amounts in thousands)
2020	$119
2021	119
2022	119
2023	119
2024 and thereafter	610
Total lease payments	1,086
Less: Interest	(138)
Present value of lease liabilities	$948

Note 9. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2019		December 31, 2018
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$1,863	0.13%	$4,370	0.12%
Long-term borrowings
Wholesale repurchase agreement	-		25,000	3.18%
Total borrowings	$1,863		$29,370

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter of 2019. The Company repaid the borrowing with current liquidity.

As of September 30, 2019, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $367.32 million, net of FHLB letters of credit of $138.99 million, as of September 30, 2019. As of September 30, 2019, the Company pledged $790.52 million in qualifying loans to secure the FHLB borrowing capacity.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2020. There was no outstanding balance on the line as of September 30, 2019, or December 31, 2018.

Note 10. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

As of September 30, 2019, the Company’s derivative instruments consisted of three interest rate swap agreements. The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2019. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2019			December 31, 2018
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,226	$-	$302	$5,483	$12	$-
Total derivatives	$5,226	$-	$302	$5,483	$12	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2019	2018	2019	2018	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$1	$6	$1	$27	Interest and fees on loans
Total derivative expense	$1	$6	$1	$27

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018	Income Statement Location
(Amounts in thousands)
Service cost	$80	$61	$240	$184	Salaries and employee benefits
Interest cost	101	90	303	269	Other expense
Amortization of prior service cost	65	57	193	171	Other expense
Amortization of losses	5	15	16	43	Other expense
Net periodic cost	$251	$223	$752	$667

Note 12. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
(Amounts in thousands, except share and per share data)
Net income	$9,156	$9,100	$29,238	$27,034

Weighted average common shares outstanding, basic	15,603,992	16,512,823	15,717,678	16,717,704
Dilutive effect of potential common shares
Stock options	52,360	65,910	55,898	63,898
Restricted stock	8,235	33,683	11,908	28,823
Total dilutive effect of potential common shares	60,595	99,593	67,806	92,721
Weighted average common shares outstanding, diluted	15,664,587	16,612,416	15,785,484	16,810,425

Basic earnings per common share	$0.59	$0.55	$1.86	$1.62
Diluted earnings per common share	0.58	0.55	1.85	1.61

Antidilutive potential common shares
Restricted stock	-	4,263	-	2,011
Total potential antidilutive shares	-	4,263	-	2,011

Note 13. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2019
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$973	$(1,354)	$(381)
Other comprehensive income (loss) before reclassifications	23	(2)	21
Reclassified from AOCI	-	55	55
Other comprehensive income, net	23	53	76
Ending balance	$996	$(1,301)	$(305)

	Three Months Ended September 30, 2018
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(955)	$(1,630)	$(2,585)
Other comprehensive loss before reclassifications	(776)	(1)	(777)
Reclassified from AOCI	488	57	545
Other comprehensive (loss) income, net	(288)	56	(232)
Ending balance	$(1,243)	$(1,574)	$(2,817)

	Nine Months Ended September 30, 2019
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss) before reclassifications	1,247	(322)	925
Reclassified from AOCI	34	165	199
Other comprehensive income (loss)	1,281	(157)	1,124
Ending balance	$996	$(1,301)	$(305)

	Nine Months Ended September 30, 2018
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$975	$(1,815)	$(840)
Other comprehensive (loss) income before reclassifications	(2,706)	72	(2,634)
Reclassified from AOCI	488	169	657
Other comprehensive (loss) income, net	(2,218)	241	(1,977)
Ending balance	$(1,243)	$(1,574)	$(2,817)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2019	2018	2019	2018	Line Item Affected
Available-for-sale securities
Loss recognized	$-	$618	$43	$618	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	618	43	618	Income before income taxes
Income tax expense	-	130	9	130	Income tax expense
Reclassified out of AOCI, net of tax	-	488	34	488	Net income
Employee benefit plans
Amortization of prior service cost	$65	$57	$193	$171	(1)
Amortization of net actuarial benefit cost	5	15	16	43	(1)
Reclassified out of AOCI, before tax	70	72	209	214	Income before income taxes
Income tax expense	15	15	44	45	Income tax expense
Reclassified out of AOCI, net of tax	55	57	165	169	Net income
Total reclassified out of AOCI, net of tax	$55	$545	$199	$657	Net income

(1)	Amortization is included in net periodic pension cost. See Note 11, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,016	$-	$1,016	$-
Municipal securities	79,548	-	79,548	-
Mortgage-backed Agency securities	34,973	-	34,973	-
Total available-for-sale debt securities	115,537	-	115,537	-
Equity securities	55	55	-	-
Fair value loans	4,875	-	-	4,875
Deferred compensation assets	3,850	3,850	-	-
Deferred compensation liabilities	3,850	3,850	-	-
Derivative liabilities	302	-	302	-

	December 31, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,113	$-	$1,113	$-
U.S. Treasury securities	19,960	-	19,960	-
Municipal securities	97,289	-	97,289	-
Mortgage-backed Agency securities	34,754	-	34,754	-
Total available-for-sale debt securities	153,116	-	153,116	-
Equity securities	55	55	-	-
Fair value loans	5,412	-	-	5,412
Deferred compensation assets	3,527	3,527	-	-
Derivative assets	12	-	12	-
Deferred compensation liabilities	3,527	3,527	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,844	$-	$-	$1,844
OREO, non-covered	2,528	-	-	2,528

	December 31, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,618	$-	$-	$3,618
OREO, non-covered	3,806	-	-	3,806
OREO, covered	32	-	-	32

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	September 30, 2019				December 31, 2019

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	22%	to	37%	(26%)	15%	to	100%	(29%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	11%	to	100%	(8%)	1%	to	81%	(31%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)					49%	to	49%	(49%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$182,458	$182,458	$182,458	$-	$-
Debt securities available for sale	115,537	115,537	-	115,537	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,675,623	1,648,979	-	-	1,648,979
FDIC indemnification asset	3,458	1,288	-	-	1,288
Interest receivable	4,842	4,842	-	4,842	-
Deferred compensation assets	3,850	3,850	3,850	-	-

Liabilities
Time deposits	405,398	402,020	-	402,020	-
Securities sold under agreements to repurchase	1,863	1,863	-	1,863	-
Interest payable	512	512	-	512	-
Derivative financial liabilities	302	302	-	302	-
Deferred compensation liabilities	3,850	3,850	3,850	-	-

	December 31, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,873	$76,873	$76,873	$-	$-
Debt securities available for sale	153,116	153,116	-	153,116	-
Debt securities held to maturity	25,013	24,990	-	24,990	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,756,817	1,720,114	-	-	1,720,114
FDIC indemnification asset	5,108	2,565	-	-	2,565
Interest receivable	5,481	5,481	-	5,481	-
Derivative financial assets	12	12	-	12	-
Deferred compensation assets	3,527	3,527	3,527	-	-

Liabilities
Time deposits	445,661	436,018	-	436,018	-
Securities sold under agreements to repurchase	29,370	29,389	-	29,389	-
Interest payable	618	618	-	618	-
Deferred compensation liabilities	3,527	3,527	3,527	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2019	December 31, 2018
(Amounts in thousands)
Commitments to extend credit	$183,764	$215,239
Standby letters of credit and financial guarantees(1)	143,701	149,494
Total off-balance sheet risk	327,465	364,733

Reserve for unfunded commitments	$66	$66

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2019, the Bank operated 44 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of September 30, 2019, full-time equivalent employees, calculated using the number of hours worked, totaled 521. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2019, the Trust Division and FCWM managed and administered $1.08 billion in combined assets under various fee-based arrangements as fiduciary or agent.

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

On September 11, 2019, the Company entered into an Agreement and Plan of Merger with Highlands Bankshares, Inc."Highlands" of Abingdon, Virginia. Pursuant to the agreement, the Company will acquire Highlands and its wholly-owned bank subsidiary, Highlands Union Bank. As of June 30, 2019, Highlands Union Bank had total assets of approximately $612 million. Upon completion of the transaction, the Company is expected to have total consolidated assets in excess of $2.8 billion. The agreement and plan of merger provides for the merger of Highlands with and into the Company, with the Company as the surviving corporation. Under the terms of the agreement and plan of merger, each share of Highlands common and preferred stock outstanding immediately prior to the merger will be converted into the right to receive 0.2703 shares of the Company’s stock, which equates to $8.80 per share of Highlands common stock and an aggregate transaction value of approximately $91.0 million, based on the Company’s 20-day average closing price as of September 11, 2019. The merger, which received unanimous approval by both the Company and Highlands’ Boards of Directors, is subject to approval of the shareholders of Highlands, the receipt of all required regulatory approvals, as well as other customary conditions. The transaction is expected to be consummated in the fourth quarter of 2019.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2019, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2018 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2018 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2019, and financial condition as of September 30, 2019, include the following:

●	Diluted earnings per share increased $0.03 to $0.58 compared to the same quarter of 2018, for an increase of 5.45%.
●	Compared to the same quarter last year, return on average assets for the quarter increased 0.10% to 1.65% and return on average equity for the quarter increased 0.21% to 10.80%.
●	Net interest margin increased 24 basis points to 4.56% compared to the same quarter of 2018.
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

●	The Company received $900 thousand from litigation settlements during the quarter. Year-to-date, the Company has received $4.60 million.
●	The Company incurred $592 thousand in merger expenses related to the Highlands acquisition for the third quarter of 2019.
●	Book value per common share increased $0.86 to $21.65, and tangible book value per common share increased $0.74 to a record $15.43, compared to December 31, 2018.
●	The Company repurchased 60,500 common shares for $2.00 million during the third quarter of 2019. Year to date, the Company has repurchased 487,400 common shares for $16.36 million.
●	The Company and its subsidiary bank both significantly exceed regulatory “well capitalized” targets as of September 30, 2019.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
(Amounts in thousands, except per	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
share data)
Net income	$9,156	$9,100	$56	0.62%	$29,238	$27,034	$2,204	8.15%

Basic earnings per common share	0.59	0.55	0.04	7.27%	1.86	1.62	0.24	14.81%
Diluted earnings per common share	0.58	0.55	0.03	5.45%	1.85	1.61	0.24	14.91%

Return on average assets	1.65%	1.55%	0.10%	6.45%	1.76%	1.53%	0.23%	15.03%
Return on average common equity	10.80%	10.59%	0.21%	1.98%	11.70%	10.52%	1.18%	11.22%

Three-Month Comparison. Net income increased $56 thousand in the third quarter of 2019 due to litigation settlements received of $900 thousand offset by merger expenses of $592 thousand and an increase in provision for loan losses of $180 thousand.

Nine-Month Comparison. Net income increased $2.20 million in the first nine months of 2019 due to litigation settlements received of $4.60 million offset by an increase in provision for loan losses of $2.00 million.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(2)
Assets
Earning assets
Loans(2)(3)	$1,706,936	$22,106	5.14%	$1,792,284	$22,594	5.00%
Securities available for sale	118,450	1,015	3.40%	188,975	1,455	3.06%
Securities held to maturity	-	-		25,064	104	1.65%
Interest-bearing deposits	122,891	680	2.20%	66,137	358	2.15%
Total earning assets	1,948,277	23,801	4.85%	2,072,460	24,511	4.69%
Other assets	250,142			253,199
Total assets	$2,198,419			$2,325,659

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$450,650	$78	0.07%	$459,759	$39	0.03%
Savings deposits	500,600	222	0.18%	502,255	85	0.07%
Time deposits	413,012	1,083	1.04%	463,885	1,145	0.98%
Total interest-bearing deposits	1,364,262	1,383	0.40%	1,425,899	1,269	0.35%
Retail repurchase agreements	2,107	1	0.17%	3,455	1	0.11%
Wholesale repurchase agreements	-	-		25,000	203	3.22%
FHLB advances and other borrowings	-	-		47,826	488	4.06%
Total borrowings	2,107	1	0.17%	76,281	692	3.60%
Total interest-bearing liabilities	1,366,369	1,384	0.40%	1,502,180	1,961	0.52%
Noninterest-bearing demand deposits	466,253			454,126
Other liabilities	29,449			28,430
Total liabilities	1,862,071			1,984,736
Stockholders' equity	336,348			340,923
Total liabilities and stockholders' equity	$2,198,419			$2,325,659
Net interest income, FTE		$22,417			$22,550
Net interest rate spread			4.44%			4.17%
Net interest margin			4.56%			4.32%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash purchase accounting accretion of $566 thousand and $1.05 million for the three months ended September 30, 2019 and 2018, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2019			2018
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$1,730,940	$67,114	5.18%	$1,797,689	$67,842	5.05%
Securities available for sale	130,029	3,314	3.41%	181,630	4,091	3.01%
Securities held to maturity	4,071	45	1.48%	25,098	314	1.67%
Interest-bearing deposits	101,364	1,784	2.34%	97,623	1,343	1.84%
Total earning assets	1,966,404	72,257	4.91%	2,102,040	73,590	4.68%
Other assets	248,801			252,797
Total assets	$2,215,205			$2,354,837

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$450,653	$192	0.06%	$469,081	$206	0.06%
Savings deposits	502,241	589	0.16%	512,897	250	0.07%
Time deposits	426,885	3,299	1.03%	478,265	3,391	0.95%
Total interest-bearing deposits	1,379,779	4,080	0.40%	1,460,243	3,847	0.35%
Borrowings
Retail repurchase agreements	2,792	3	0.13%	3,836	3	0.10%
Wholesale repurchase agreements	5,037	119	3.17%	25,000	603	3.22%
FHLB advances and other borrowings	-	-	-	49,267	1,494	4.05%
Total borrowings	7,829	122	2.08%	78,103	2,100	3.59%
Total interest-bearing liabilities	1,387,608	4,202	0.40%	1,538,346	5,947	0.52%
Noninterest-bearing demand deposits	464,958			444,672
Other liabilities	28,651			28,257
Total liabilities	1,881,217			2,011,275
Stockholders' equity	333,988			343,562
Total liabilities and stockholders' equity	$2,215,205			$2,354,837
Net interest income, FTE(1)		$68,055			$67,643
Net interest rate spread			4.51%			4.16%
Net interest margin, FTE(1)			4.63%			4.30%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash purchase accounting accretion of $2.72 million and $4.26 million for the nine months ended September 30, 2019 and 2018, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2019 Compared to 2018				September 30, 2019 Compared to 2018
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$(1,076)	$617	$(29)	$(488)	$(2,519)	$627	$1,164	$(728)
Securities available-for-sale	(545)	160	(55)	(440)	(1,162)	181	204	(777)
Securities held-to-maturity	(104)	(104)	104	(104)	(263)	(12)	6	(269)
Interest-bearing deposits with other banks	307	8	7	322	51	124	266	441
Total interest earning assets	(1,418)	681	27	(710)	(3,893)	920	1,640	(1,333)

Interest paid on(1)
Demand deposits	(1)	41	(1)	39	(8)	(2)	(4)	(14)
Savings deposits	-	138	(1)	137	(5)	118	226	339
Time deposits	(126)	71	(7)	(62)	(364)	103	169	(92)
Retail repurchase agreements	-	-	-	-	(1)	-	1	-
Wholesale repurchase agreements	(203)	(203)	203	(203)	(482)	(4)	2	(484)
FHLB advances and other borrowings	(489)	-	1	(488)	(1,494)	(503)	503	(1,494)
Total interest-bearing liabilities	(819)	47	195	(577)	(2,354)	(288)	897	(1,745)
Change in net interest income(1)	$(599)	$634	$(168)	$(133)	$(1,539)	$1,208	$743	$412

(1) FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.43% of total net interest and noninterest income in the third quarter of 2019 compared to 77.40% in the same quarter of 2018. Net interest income on a GAAP basis decreased $104 thousand, or 0.47%, compared to a decrease of $133 thousand, or 0.59%, on a FTE basis. The net interest margin on a FTE basis increased 24 basis points and the net interest spread on a FTE basis increased 27 basis points. The increase in the net interest margin and the net interest spread are primarily attributable to the Company’s strategy to shift back to a more traditional community bank balance sheet through the payoffs of higher-rate wholesale debt.

Average earning assets decreased $124.18 million, or 5.99%, primarily due to a decrease in average loans as well as a decrease in the investment portfolio. The yield on earning assets increased 16 basis points as the yields in the available-for-sale investment portfolio, loan portfolio, and interest-bearing deposits increased. Average loans decreased $85.35 million, or 4.76%, and the average loan to deposit ratio decreased to 93.25% from 95.33% in the same quarter of 2018. Non-cash accretion income decreased $485 thousand, or 46.15%, due to continued acquired loan portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $135.81 million, or 9.04%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 12 basis points. Average borrowings decreased $74.17 million, or 97.24%, largely due to the payoff of $50 million in FHLB advances as well as a $25 million payoff of a wholesale repurchase agreement. Average interest-bearing deposits decreased $61.64 million, or 4.32%, which was driven by a $50.87 million, or 10.97%, decrease in average time deposits and a $9.11 million, or 1.98% decrease in interest-bearing demand deposits.

Nine-Month Comparison. Net interest income comprised 73.45% of total net interest and noninterest income for the nine months of 2019 compared to 76.87% in the same period of 2018. Net interest income on a GAAP basis increased $430 thousand, or 0.64%, compared to an increase of $412 thousand, or 0.61%, on a FTE basis. The net interest margin on a FTE basis increased 33 basis points and the net interest spread on a FTE basis increased 35 basis points. The increase in the net interest margin and the net interest spread are primarily attributable to the Company’s strategy to shift back to a more traditional community bank balance sheet through the payoffs of higher-rate wholesale debt.

Average earning assets decreased $135.64 million, or 6.45%, primarily due to a decrease in loans and the investment portfolio. The yield on earning assets increased 23 basis points as the yields in interest-bearing deposits, the available-for-sale investment portfolio, and the loan portfolio increased. Average loans decreased $66.75 million, or 3.71%, and the average loan to deposit ratio decreased to 93.83% from 94.37% in the same period of 2018. Non-cash accretion income decreased $1.54 million, or 36.10%, due to continued acquired portfolio attrition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $150.74 million, or 9.80%, primarily due to a decline in average borrowings. The yield on interest-bearing liabilities decreased 12 basis points. Average borrowings decreased $70.27 million, or 89.98%, largely due to a $49.27 million decrease in FHLB advances as well as a decrease in average wholesale repurchase agreements of $19.96 million, or 79.85%. Average interest-bearing deposits decreased $80.46 million, or 5.51%, which was driven by a $51.38 million, or 10.74%, decrease in average time deposits and an $18.43 million, or 3.93% decrease in interest-bearing demand deposits.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $180 thousand, or 36.36%, to $675 thousand in the third quarter of 2019 compared to the same quarter of 2018. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Nine-Month Comparison. The provision charged to operations increased $2.00 million, or 134.34%, to $3.48 million for the first nine months of 2019 compared to the same period of 2018. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
(Amounts in thousands)
Wealth management	$952	$791	$161	20.35%	$2,581	$2,408	$173	7.18%
Service charges on deposits	3,785	3,803	(18)	-0.47%	10,892	10,883	9	0.08%
Other service charges and fees	2,007	1,925	82	4.26%	6,185	5,716	469	8.21%
Insurance commissions	-	299	(299)	-100.00%	-	966	(966)	-100.00%
Net loss on sale of securities	-	(618)	618	-	(43)	(618)	575	-
Net FDIC indemnification asset amortization	(719)	(645)	(74)	11.47%	(1,787)	(1,602)	(185)	11.55%
Other income	900	-	900		4,600	-	4,600	-
Other operating income	709	964	(255)	-26.45%	1,935	2,393	(458)	-19.14%
Total noninterest income	$7,634	$6,519	$1,115	17.10%	$24,363	$20,146	$4,217	20.93%

Three-Month Comparison. Noninterest income comprised 25.57% of total net interest and noninterest income in the third quarter of 2019 compared to 22.60% in the same quarter of 2018. Noninterest income increased $1.12 million, or 17.10%, primarily due to $900 thousand received from litigation settlements in the third quarter of 2019, as well as an increase of $618 thousand due to net losses recognized from the sale of securities in 2018. Increases in noninterest income were offset by the decrease in insurance commissions as a result of the divestiture of the remaining insurance agency in the fourth quarter of 2018. Other operating income decreased primarily due to certain third-party incentive payments associated with debit cards and demand deposit accounts that were recognized in the third quarter of 2018.

Nine-Month Comparison. Noninterest income comprised 26.55% of total net interest and noninterest income for the first nine months of 2019 compared to 23.13% in the same period of 2018. Noninterest income increased $4.22 million, or 20.93%, primarily due to $4.60 million received from litigation settlements, as well as an increase of $575 thousand due to net losses recognized on the sale of securities in the third quarter of 2018. Other service charges and fees increased $469 thousand, or 8.21%, primarily due to an increase in net interchange income. Increases in noninterest income were offset by the decrease in insurance commissions as a result of the divestiture of the remaining insurance agency in the fourth quarter of 2018. Other operating income decreased primarily due to certain third-party incentive payments associated with debit cards and demand deposit accounts that were recognized in the third quarter of 2018.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		Increase		September 30,		Increase
	2019	2018	(Decrease)	% Change	2019	2018	(Decrease)	% Change
(Amounts in thousands)
Salaries and employee benefits	$9,334	$8,983	$351	3.91%	$27,653	$27,417	$236	0.86%
Occupancy expense	1,042	1,075	(33)	-3.07%	3,277	3,408	(131)	-3.84%
Furniture and equipment expense	1,183	985	198	20.10%	3,278	2,976	302	10.15%
Service fees	1,466	1,134	332	29.28%	3,727	2,813	914	32.49%
Advertising and public relations	795	478	317	66.32%	1,832	1,461	371	25.39%
Professional fees	548	337	211	62.61%	1,290	1,074	216	20.11%
Amortization of intangibles	251	261	(10)	-3.83%	746	785	(39)	-4.97%
FDIC premiums and assessments	-	234	(234)	-100.00%	318	697	(379)	-54.38%
Merger, acquisition, and divestiture expense	592	-	592	-	592	-	592	-
Loss on extinguishment of debt	-	1,096	(1,096)	-100.00%	-	1,096	(1,096)	-100.00%
Goodwill impairment	-	1,492	(1,492)	-100.00%	-	1,492	(1,492)	-100.00%
Other operating expense	2,233	2,056	177	8.61%	8,167	9,188	(1,021)	-11.11%
Total noninterest expense	$17,444	$18,131	$(687)	-3.79%	$50,880	$52,407	$(1,527)	-2.91%

Three-Month Comparison. Noninterest expense decreased $687 thousand, or 3.79%, in the third quarter of 2019 compared to the same quarter of 2018, which was largely due to the goodwill impairment of $1.49 million recognized in the third quarter of 2018 associated with the decision to divest the remaining insurance agency assets, as well as the third quarter 2018 prepayment penalty of $1.10 million related to the remaining FHLB advances. The decreases were offset by increases in merger expenses of $592 thousand related to the pending Highlands Bankshares, Inc. acquisition, as well as increases in salaries and employee benefits, service fees, advertising, and professional fees.

Nine-Month Comparison. Noninterest expense decreased $1.53 million, or 2.91%, in the first nine months of 2019 compared to the same period of 2018, which was largely due to the goodwill impairment of $1.49 million recognized in the third quarter of 2018 associated with the decision to divest the remaining insurance agency assets, as well as the third quarter 2018 prepayment penalty of $1.10 million related to the remaining FHLB advances. In addition, other operating expense decreased $1.02 million which was primarily attributable to writedowns of bank-owned properties in the first nine months of 2018 in the amount of $910 thousand. The decreases were offset by increases in service fees of $914 thousand as well as merger expenses of $592 thousand related to the pending Highlands Bankshares, Inc. acquisition.

Income Tax Expense

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

Three-Month Comparison. Income tax expense increased $1.46 million, or 130.77%, primarily due to the increase in the effective tax rate. The effective tax rate increased to 21.98% in the third quarter of 2019 from 10.94% in the same quarter of 2018. The lower effective rate in 2018 was primarily due to the enactment of the Tax Reform Act and the completion of the deferred tax asset revaluation, which resulted in a $1.67 million reduction in tax expense.

Nine-Month Comparison. Income tax expense increased $1.98 million, or 31.93%, and the effective tax rate increased to 21.82% in the third quarter of 2019  from 18.62% in the same quarter of 2018. The lower effective rate in 2018 was primarily due to the deferred tax asset revaluation as discussed above.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
(Amounts in thousands)
Net interest income, GAAP	$22,221	$22,325	$67,396	$66,966
FTE adjustment(1)	196	225	659	677
Net interest income, FTE	22,417	22,550	68,055	67,643

Net interest margin, GAAP	4.53%	4.27%	4.58%	4.26%
FTE adjustment(1)	0.03%	0.04%	0.05%	0.04%
Net interest margin, FTE	4.56%	4.32%	4.63%	4.30%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018.

Financial Condition

Total assets as of September 30, 2019, decreased $39.32 million, or 1.75% from December 31, 2018. In addition, total liabilities as of September 30, 2019, decreased $43.83 million, or 2.29% from December 31,2018.

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

Available-for-sale debt securities as of September 30, 2019, decreased $37.58 million, or 24.54%, compared to December 31, 2018. The market value of debt securities available for sale as a percentage of amortized cost was 101.10% as of September 30, 2019, compared to 99.76% as of December 31, 2018. The remaining debt securities in the held-to-maturity portfolio matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three and nine months ended September 30, 2019 or 2018. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of September 30, 2019, decreased $80.96 million, or 4.56%, compared to December 31, 2018, primarily due to a $76.31 million, or 4.35%, decrease in non-covered loans, which was driven by declines in non-farm, non-residential, single family owner occupied, and commercial and industrial segments. Covered loans decreased $4.66 million, or 24.75%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2019		December 31, 2018		September 30, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$61,350	3.62%	$63,508	3.58%	$62,657	3.50%
Commercial and industrial	93,627	5.53%	104,863	5.91%	105,603	5.90%
Multi-family residential	96,274	5.68%	107,012	6.03%	112,710	6.29%
Single family non-owner occupied	135,298	7.99%	140,097	7.89%	142,591	7.96%
Non-farm, non-residential	584,897	34.52%	613,877	34.58%	606,800	33.88%
Agricultural	9,429	0.56%	8,545	0.48%	9,016	0.50%
Farmland	16,728	0.99%	18,905	1.07%	20,872	1.17%
Total commercial loans	997,603	58.89%	1,056,807	59.54%	1,060,249	59.20%
Consumer real estate loans
Home equity lines	86,349	5.10%	93,466	5.27%	96,819	5.41%
Single family owner occupied	484,567	28.60%	510,963	28.78%	520,363	29.05%
Owner occupied construction	14,872	0.87%	18,171	1.02%	17,889	1.00%
Total consumer real estate loans	585,788	34.57%	622,600	35.07%	635,071	35.46%
Consumer and other loans
Consumer loans	92,027	5.43%	71,552	4.03%	69,974	3.91%
Other	4,540	0.27%	5,310	0.30%	5,132	0.29%
Total consumer and other loans	96,567	5.70%	76,862	4.33%	75,106	4.20%
Total non-covered loans	1,679,958	99.16%	1,756,269	98.94%	1,770,426	98.86%
Total covered loans	14,158	0.84%	18,815	1.06%	20,483	1.14%
Total loans held for investment, net of unearned income	1,694,116	100.00%	1,775,084	100.00%	1,790,909	100.00%
Less: allowance for loan losses	18,493		18,267		18,256
Total loans held for investment, net of unearned income and allowance	$1,675,623		$1,756,817		$1,772,653

The following table presents covered loans, by loan class, as of the dates indicated:

	September 30, 2019		December 31, 2018		September 30, 2018
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$30	0.21%	$35	0.19%	$35	0.17%
Single family non-owner occupied	216	1.53%	238	1.26%	245	1.20%
Non-farm, non-residential	4	0.03%	6	0.03%	7	0.03%
Total commercial loans	250	1.77%	279	1.48%	287	1.40%
Consumer real estate loans
Home equity lines	11,031	77.91%	15,284	81.24%	16,804	82.04%
Single family owner occupied	2,877	20.32%	3,252	17.28%	3,392	16.56%
Total consumer real estate loans	13,908	98.23%	18,536	98.52%	20,196	98.60%
Total covered loans	$14,158	100.00%	$18,815	100.00%	$20,483	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2019	December 31, 2018	September 30, 2018
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$16,701	$19,583	$20,542
Accruing loans past due 90 days or more	107	58	46
TDRs(1)	668	161	200
Total nonperforming loans	17,476	19,802	20,788
Non-covered OREO	2,528	3,806	4,754
Total non-covered nonperforming assets	$20,004	$23,608	$25,542

Covered nonperforming
Nonaccrual loans	$243	$322	$330
Total nonperforming loans	243	322	330
Covered OREO	-	32	44
Total covered nonperforming assets	$243	$354	$374

Total nonperforming
Nonaccrual loans	$16,944	$19,905	$20,872
Accruing loans past due 90 days or more	107	58	46
TDRs(1)	668	161	200
Total nonperforming loans	17,719	20,124	21,118
OREO	2,528	3,838	4,798
Total nonperforming assets	$20,247	$23,962	$25,916

Additional Information
Performing TDRs(2)	$5,635	$6,266	$6,942
Total Accruing TDRs(3)	6,303	6,427	7,142

Non-covered ratios
Nonperforming loans to total loans	1.04%	1.13%	1.17%
Nonperforming assets to total assets	0.91%	1.06%	1.14%
Non-PCI allowance to nonperforming loans	105.82%	92.25%	87.82%
Non-PCI allowance to total loans	1.10%	1.04%	1.03%

Total ratios
Nonperforming loans to total loans	1.05%	1.13%	1.18%
Nonperforming assets to total assets	0.92%	1.07%	1.14%
Allowance for loan losses to nonperforming loans	104.37%	90.77%	86.45%
Allowance for loan losses to total loans	1.09%	1.03%	1.02%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $329 thousand, $898 thousand, and $550 thousand for the periods ended September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $2.19 million, $1.68 million, and $1.66 million for the periods ended September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

(3)	Total accruingTDRs exclude nonaccrual TDRs of $2.52 million, $2.58 million, and $2.21 million for the periods ended September 30, 2019, December 31, 2018, and September 30, 2018, respectively.

Non-covered nonperforming assets as of September 30, 2019, decreased $3.60 million, or 15.27%, from December 31, 2018, primarily due to a decrease in non-covered nonaccrual loans offset by an increase in troubled debt restructurings. Non-covered nonaccrual loans as of September 30, 2019, decreased $2.88 million, or 14.72%, from December 31, 2018. As of September 30, 2019, non-covered nonaccrual loans were largely attributed to single family owner occupied (50.00%) and non-farm, non-residential (22.47%) loans. As of September 30, 2019, approximately $1.33 million, or 7.93%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $23.82 million as of September 30, 2019, a decrease of $6.06 million, or 20.29%, compared to $29.89 million as of December 31, 2018. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.41% as of September 30, 2019, which includes past due loans (0.42%) and nonaccrual loans (0.99%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2019, decreased $124 thousand, or 1.93%, to $6.30 million from December 31, 2018. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of September 30, 2019, increased $507 thousand to $668 thousand compared to December 31, 2018. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 10.60% as of September 30, 2019, compared to 2.51% as of December 31, 2018. Specific reserves on TDRs totaled $356 thousand as of September 30, 2019, compared to $568 thousand as of December 31, 2018.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.28 million, or 33.58%, as of September 30, 2019, compared to December 31, 2018, and consisted of 19 properties with an average holding period of 11 months. The net loss on the sale of OREO totaled $234 thousand for the three months ended September 30, 2019, compared to $63 thousand for the same period of the prior year and $790 thousand for the nine months ended September 30, 2019, compared to $838 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2019			2018
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,806	$32	$3,838	$2,409	$105	$2,514
Additions	2,752	131	2,883	4,135	-	4,135
Disposals	(3,388)	(152)	(3,540)	(1,224)	(55)	(1,279)
Valuation adjustments	(642)	(11)	(653)	(566)	(6)	(572)
Ending balance	$2,528	$-	$2,528	$4,754	$44	$4,798

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of September 30, 2019, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of September 30, 2019; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of September 30, 2019, decreased $226 thousand, or 1.24%, from December 31, 2018. The non-PCI allowance as a percent of non-covered loans totaled 1.10% as of September 30, 2019, compared to 1.03% as of December 31, 2018. PCI loans were aggregated into five loan pools as of September 30, 2019, and December 31, 2018: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The cash flow analysis identified no impaired PCI loan pools as of September 30, 2019, or December 31, 2018. Net charge-offs increased $749 thousand for the nine months ended September 30, 2019, compared to the same period of the prior year. The increase in net charge-offs was driven by one loan relationship in the commercial real estate segment and three larger relationships in the owner occupied single family segment.

The following table presents the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended September 30
	2019			2018
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,540	$-	$18,540	$19,583	$-	$19,583
Provision for loan losses
charged to operations	675	-	675	495	-	495
Charge-offs	(964)	-	(964)	(2,177)	-	(2,177)
Recoveries	242	-	242	355	-	355
Net charge-offs	(722)	-	(722)	(1,822)	-	(1,822)
Ending balance	$18,493	$-	$18,493	$18,256	$-	$18,256

	Nine Months Ended September 30
	2019			2018
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,267	$-	$18,267	$19,276	$-	$19,276
Provision for loan losses charged to operations	3,480	-	3,480	1,485	-	1,485
Charge-offs	(4,700)	-	(4,700)	(3,625)	-	(3,625)
Recoveries	1,446	-	1,446	1,120	-	1,120
Net charge-offs	(3,254)	-	(3,254)	(2,505)	-	(2,505)
Ending balance	$18,493	$-	$18,493	$18,256	$-	$18,256

Deposits

Total deposits as of September 30, 2019, decreased $18.89 million, or 1.02%, compared to December 31, 2018. The decrease was largely attributable to time deposits which decreased $40.26 million, or 9.03%, offset by an increases in non-interest bearing demand accounts of $12.93 million, or 2.81%. Other increases occurred in the interest-bearing transaction category of $5.24 million or 1.16%.

Borrowings

Total borrowings as of September 30, 2019, decreased $27.51 million, or 93.66%, compared to December 31, 2018. During the first quarter of 2019 the Company’s remaining wholesale repurchase agreement of $25 million matured. The Company repaid the borrowing with current liquidity, which should result in annualized net pre-tax savings of $378 thousand.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2019, the Company’s cash reserves totaled $17.49 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of September 30, 2019. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2019, our unencumbered cash totaled $182.45 million, unused borrowing capacity from the FHLB totaled $367.32 million, available credit from the FRB Discount Window totaled $6.00 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $90.18 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
(Amounts in thousands)
Net cash provided by operating activities	$39,636	$37,146
Net cash provided by (used in) investing activities	139,757	21,198
Net cash used in financing activities	(73,808)	(142,616)
Net increase (decrease) in cash and cash equivalents	105,585	(84,272)
Cash and cash equivalents, beginning balance	76,873	157,951
Cash and cash equivalents, ending balance	$182,458	$73,679

Cash and cash equivalents increased $105.59 million for the nine months ended September 30, 2019, compared to a decrease of $84.27 million for the same period of the prior year. The increase was primarily due to a $118.32 million increase in net cash provided by investing activities due to a net increase in the proceeds from repayment of loans as well as a decrease in the purchase of securities available for sale. Net cash used in financing activities increased $68.81 million largely due to the repayment of the Company’s remaining FHLB advance in 2018, as well as an increase in deposits. Net cash provided by operating activities increased $2.49 million primarily due to a decrease in accretion on acquired loans and increase in the provision for loan losses.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2019, increased $4.51 million, or 1.35%, to $337.36 million from $332.86 million as of December 31, 2018. The change in stockholders’ equity was largely due to net income of $29.24 million offset by the repurchase of 487,400 shares of our common stock totaling $16.36 million and dividends declared on our common stock of $11.17 million. Accumulated other comprehensive loss decreased $1.12 million to $305 thousand as of September 30, 2019, compared to December 31, 2018, primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders' equity in the calculation of our capital ratios. Our book value per common share increased $0.86 or 4.13% to $21.65 as of September 30, 2019, from $20.79 as of December 31, 2018.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and was phased in over a four-year period (increasing by an additional 0.625% each year, reaching 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2018 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 6.50% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.00% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.00% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2019		December 31, 2018
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.66%	13.22%	13.72%	12.55%
Tier 1 risk-based capital ratio	14.66%	13.22%	13.72%	12.55%
Total risk-based capital ratio	15.79%	14.36%	14.79%	13.62%
Tier 1 leverage ratio	11.45%	10.32%	10.95%	9.98%

Our risk-based capital ratios as of September 30, 2019, increased from December 31, 2018, due to a decrease in risk weighted assets. As of September 30, 2019, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2019.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2019	December 31, 2018
(Amounts in thousands)
Commitments to extend credit	$183,764	$215,239
Standby letters of credit and financial guarantees (1)	143,701	149,494
Total off-balance sheet risk	$327,465	$364,733
Reserve for unfunded commitments	$66	$66

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

As of September 30, 2019, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 175 to 200 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	September 30, 2019		December 31, 2018
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$610	0.7%	$(1,215)	-1.3%
200	659	0.8%	(545)	-0.6%
100	520	0.6%	(135)	-0.1%
(100)	(3,471)	-4.0%	(3,322)	-3.7%
(200)	(6,949)	-8.1%	(7,525)	-8.4%

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

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) at the end of 2021, the Company has broken the transition efforts into two phases. The first phase is adding additional language to new loans that allows the Company to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also included in the first phase the Company will be transitioning from the LIBOR swap curve to treasury rates when repricing certain loans. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. The Company is currently quantifying the dollar amount and number of loans that extend beyond 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2019, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2018 discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included, in our annual report on Form 10-K for the year ended December 31, 2018 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 60,500 shares of our common stock during the third quarter of 2019 compared to 195,776 shares during the same quarter of 2018 and 487,400 shares during the first nine months of 2019 compared to 670,016 shares during the same period of 2018.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

July 1-31, 2019	60,500	$33.11	60,500	731,027
August 1-31, 2019	-	-	-	731,027
September 1-30, 2019	-	-	-	731,027
Total	60,500	$33.11	60,500

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

2.2	Agreement and Plan of Merger between First Community Bankshares, Inc. and Highlands Bankshares, Inc. and Highlands Bankshares, Inc., incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated and filed September 11, 2019
3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated and filed October 2, 2018
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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
10.9.2**

Amendment #1 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010

10.9.3**

Amendment #2 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013

10.9.4**

Amendment #3 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.9.5**

Amendment #4 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006

10.11.1**

First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006

10.11.2**

Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.12.1**	First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of September 30, 2019, (Unaudited) and December 31, 2018; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (iv) Condensed Consolidated Statements of Stockholders' Equity (Unaudited) for the three and nine months ended September 30, 2019 and 2018; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2019 and 2018; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2019.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)