Form 10-K
period 2019-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2020-03-13
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

Commission file number 000-19297

FIRST COMMUNITY BANKSHARES, INC.
(Exact name of registrant as specified in its charter)

Virginia	55-0694814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

P.O. Box 989 Bluefield, Virginia 24605-0989
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (276) 326-9000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols	Name of each exchange on which registered
Common Stock, $1.00 par value	FCBC	NASDAQ Global Select

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

☐ Yes ☑ No

As of June 30, 2019, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $379.41 million.

As of February 26, 2020, there were 17,694,191 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2020, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2019 FORM 10-K

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

We focus on building financial partnerships and creating enduring and mutually beneficial relationships with businesses and individuals through a personal and local approach to banking and financial services. We strive to be the bank of choice in the markets we serve by offering impeccable service and a complete line of competitive products that include:

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

Employees

As of December 31, 2019, we had 527 full-time equivalent employees. In addition, the December 31, 2019, closing of the Highlands Bankshares, Inc. acquisition added 135 employees. Our employees are not represented by collective bargaining agreements and we consider employee relations to be excellent.

Market Area

As of December 31, 2019, we operated 58 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking. 14 of those locations were Highlands branches. Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education, government, and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

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

In July 2019, the federal bank regulators adopted final rules (the “Capital Simplifications Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. The Company is required to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, subject to certain exemptions, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

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

After fully phased in on January 1, 2019, Basel III Capital Rules required an additional capital conservation buffer of 2.5% of CET1, effectively resulting in the following minimum ratios:

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

In August 2018, the Federal Reserve issued an interim final rule, which expanded the applicability of the Small Bank Holding Company Policy Statement through an increase in the size limitation for qualifying bank holding companies from $1 billion to $3 billion in total consolidated assets. As a result, the Company qualifies under the Small Bank Holding Company Policy Statement for exemption from the Federal Reserve’s consolidated risk-based capital requirements at the holding company level. Management believes that the Company and the Bank would meet all capital adequacy requirements under Basel III Capital Rules on a fully phased-in basis, as of December 31, 2019.

Beginning in the first quarter of 2020, a qualifying community banking organization may elect to use the community bank leverage ratio (“CBLR”) framework to eliminate the requirements for calculating and reporting risk-based capital ratios. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advance approaches banking organization. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the risk-based and leverage capital requirements and are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the FDICIA. A qualifying community banking organization may opt into and out of the CBLR framework by completing the associated reporting requirements on its call report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2019. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Deposit Insurance and Assessments

Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to quarterly deposit insurance assessments to maintain the DIF. Deposit insurance premiums are assessed using a risk-based system that places FDIC-insured institutions into one of four risk categories based on capital, supervisory ratings and other factors. The assessment rate determined by considering such information is then applied to the institution's average assets minus average tangible equity to determine the institution's insurance premium. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the DIF. The Dodd-Frank Act required that the minimum reserve ratio for the DIF increase from 1.15% to 1.35% by September 30, 2020. Under the FDIA, the FDIC may terminate deposit insurance if it determines that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s FDIC deposit insurance assessments were $318 thousand in 2019, $840 thousand in 2018, and $797 thousand in 2017. The decrease in FDIC assessments in 2019 were primarily the result of the receipt of Small Bank Assessment Credits from the FDIC.  On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent.  Because the reserve ratio exceeded 1.35 percent, two deposit insurance assessment changes occurred under the FDIC regulations.  Surcharges on large banks, $10 billion or more in consolidated assets, ended; and small banks, less than $10 billion in consolidated assets, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ration from 1.15 percent to 1.35 percent.  The credit is applied when the reserve ratio is at least 1.38 percent.

In addition, all FDIC-insured institutions must pay annual assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”). The FICO is a mixed-ownership government corporation that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The Bank’s FICO assessments, which are set quarterly, were $6 thousand in 2019, $66 thousand in 2018, and $113 thousand in 2017. The final collection of the FICO assessment was on the March, 29, 2019 FDIC quarterly assessment.

The Volcker Rule

The Dodd-Frank Act amended the BHC Act to prohibit depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with hedge funds or private equity funds, known as the Volcker Rule. The Volcker Rule, which became effective in July 2015 and the implementing regulations of which were amended in 2019 and are subject to further amendment expected in 2020, does not significantly impact the operations of the Company and its subsidiaries, as we do not have any engagement in the businesses prohibited by the Volcker Rule.

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

Incentive Compensation

Federal regulatory agencies have issued comprehensive guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The guidance is based on the key principles that a banking organization’s incentive compensation arrangements should (1) provide incentives that do not encourage risk taking beyond the organization’s ability to effectively identify and manage risks, (2) be compatible with effective internal controls and risk management, and (3) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors.

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

The Consumer Financial Protection Bureau (“CFPB”) is a federal agency with broad authority to implement, examine, and enforce compliance with federal consumer protection laws that relate to credit card, deposit, mortgage, and other consumer financial products and services. The CFPB may enforce actions to prevent and remedy unfair, deceptive, or abusive acts and practices related to consumer financial products and services. The agency has authority to impose new disclosure requirements for any consumer financial product or service. The CFPB may impose a civil penalty or injunction against an entity in violation of federal consumer financial laws.

Cybersecurity

In March 2015, federal regulators issued two related statements about cybersecurity. One statement indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. The other statement indicates that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. If the Bank fails to observe the regulatory guidance, the Bank could be subject to various regulatory sanctions, including financial penalties.

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

Additionally, the emergence of widespread health emergencies or pandemics, such as the potential spread of the coronavirus ("Covid-19"), could lead to regional quarantines, business shutdowns, labor shortages, disruptions to supply chains, and overall economic instability. Events such as these may become more common in the future and could cause significant damage such as disrupt power and communication services, impact the stability of our facilities and result in additional expenses, impair the ability of our borrowers to repay their loans, reduce the value of collateral securing the repayment of our loans, which could result in the loss of revenue. While we have established and regularly test disaster recovery procedures, the occurrence of any such event could have a material adverse effect on our business, operations and financial condition.

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

Uncertainty relating to LIBOR calculation process and potential phasing out of LIBOR may adversely affect us.

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (“LIBOR”) – benchmark interest rate at which major global banks lend to one another in the international interbank market for short-term loans), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally. Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings. If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting he transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2019, commercial business and real estate loans totaled $1.19 billion, or 56.28%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $6.05 million and largest outstanding commercial real estate loan was $11.13 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2019, commercial construction loans totaled $49.00 million, or 2.30% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $2.39 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

We rely on our technology-driven systems to conduct daily business and accounting operations that include the collection, processing, and retention of confidential financial and client information. We may be vulnerable to security breaches, such as employee error, cyberattacks, and viruses, beyond our control. In addition to security breaches, programming errors, vandalism, natural disasters, terrorist attacks, and third-party vendor disruptions may cause operational failures and service interruptions to our communication and information systems. Further, our systems may be temporarily disrupted during implementation or upgrade. Security breaches and service interruptions related to our information systems could damage our reputation, which may cause us to lose customers, subject us to regulatory scrutiny, or expose us to civil litigation and financial liability.

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information, or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology, and customer and employee education, such cyberattacks against us or our merchants and our third-party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cybercrime are complex and continue to evolve. More generally, publicized information about security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

While we have not experienced a significant compromise, significant data loss, or any material financial losses related to cybersecurity attacks, our systems and those of our customers and third-party service providers are under constant threat and it is possible that we could experience a significant event in the future. Although we make significant efforts to maintain the security and integrity of our information systems and have implemented various measures to manage the risk of a security breach or disruption, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because attempted security breaches, particularly cyberattacks and intrusions, or disruptions will occur in the future, and because the techniques used in such attempts are constantly evolving and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. Accordingly, we may be unable to anticipate these techniques or to implement adequate security barriers or other preventative measures, and thus it is virtually impossible for us to entirely mitigate this risk. A security breach or other significant disruption of our information systems or those related to our customers, merchants and our third-party vendors, including as a result of cyberattacks, could (1) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers; (3) result in a violation of applicable privacy, data breach and other laws, subjecting us to additional regulatory scrutiny and expose us to civil litigation, governmental fines and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; or (5) harm our reputation or cause a decrease in the number of customers who choose to do business with us. The occurrence of any of the foregoing could have a material adverse effect on our business, financial condition and results of operations.

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

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2019, the Bank provided financial services through a network of 58 branch locations in West Virginia (18 branches), Virginia (26 branches), North Carolina (7 branches), and Tennessee (7 branches). We own 57 of those branches and lease the remaining branch. Our wealth management office is leased. As of December 31, 2019, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 26, 2020, there were 2,744 record holders and 17,694,191 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 487,400 shares of our common stock in 2019, 1,060,312 shares of our common stock in 2018, and 50,118 shares in 2017.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2019	-	$-	-	731,027
November 1-30, 2019	-	-	-	731,027
December 1-31, 2019	-	-	-	731,027
Total	-	$-	-

(1)

On June 27, 2018, our Board of Directors increased the number of shares authorized under the stock repurchase plan by 1,600,000 shares. Our stock repurchase plan, as amended, authorizes the purchase of up to 6,600,000 shares. The plan has no expiration date and is currently in effect. No determination has been made to terminate the plan or to cease making purchases.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2019, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 42 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2014, and that all dividends are reinvested.

	Year Ended December 31,
	2014	2015	2016	2017	2018	2019

First Community Bankshares, Inc.	100.00	116.65	194.23	189.71	216.59	219.68
S&P 500 Index	100.00	101.38	113.51	138.29	132.23	173.86
NASDAQ Composite Index	100.00	106.96	116.45	150.96	146.67	200.49
S&P Global Asset & Regional Peer Group(1)	100.00	110.04	150.73	172.35	161.05	190.50

(1) Includes the following institutions: American National Bankshares Inc.; Atlantic Capital Bancshares, Inc.; BankFirst Capital Corporation; Burke & Herbert Bank & Trust Company; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial Holdings, Inc.; Carolina Financial Corporation; Carter Bank & Trust; Citizens Holding Company; City Holding Company; CNB Corporation; Colony Bankcorp, Inc.; Community Bankers Trust Corporation; FineMark Holdings, Inc.; First Bancorp, Inc.; First Bancshares, Inc.; First Citizens Bancshares, Inc.; First Community Bankshares, Inc.; First Community Corporation; First Farmers and Merchants Corporation; FVCBankcorp, Inc.; Heritage Southeast Bancorporation, Inc.;  HomeTrust Bancshares, Inc.; Live Oak Bancshares, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; MVB Financial Corp.; National Bankshares, Inc.; Old Point Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Reliant Bancorp, Inc.; River Financial Corporation; Select Bancorp, Inc.; SmartFinancial, Inc.; Southern BancShares (N.C.), Inc.; Southern First Bancshares, Inc.; Southern National Bancorp of Virginia, Inc.; Summit Financial Group, Inc.; TGR Financial, Inc.; Three Shores Bancorporation, Inc.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data, derived from the audited financial statements, as of and for the five years ended December 31, 2019. This information should be read in conjunction with Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2019	2018	2017	2016	2015
Selected Balance Sheet Data
Investment debt securities	$169,574	$178,129	$190,674	$212,639	$438,642
Loans	2,114,460	1,775,084	1,817,184	1,852,948	1,706,541
Allowance for loan losses	18,425	18,267	19,276	17,948	20,233
Total assets	2,798,847	2,244,374	2,388,460	2,386,398	2,462,276
Average assets	2,217,241	2,330,611	2,370,321	2,455,458	2,520,934
Deposits	2,329,912	1,855,750	1,929,891	1,841,338	1,873,259
Borrowings	1,641	29,370	80,086	178,713	219,370
Total liabilities	2,370,028	1,911,517	2,037,746	2,047,341	2,119,259
Total stockholders' equity	428,819	332,857	350,714	339,057	343,017
Average stockholders' equity	336,138	341,519	349,701	338,475	348,199

Summary of Operations
Interest income	$94,968	$98,294	$95,308	$94,724	$96,102
Interest expense	5,515	7,449	8,090	9,844	11,349
Net interest income	89,453	90,845	87,218	84,880	84,753
Provision for loan losses	3,571	2,393	2,771	1,255	2,191
Noninterest income	33,677	26,443	24,568	25,534	27,981
Noninterest expense	69,763	69,773	66,902	71,214	74,622
Income tax expense	10,994	8,782	20,628	12,819	11,381
Net income	38,802	36,340	21,485	25,126	24,540
Dividends on preferred stock	-	-	-	-	105
Net income available to common shareholders	38,802	36,340	21,485	25,126	24,435

Selected Share and Per Share Data
Basic earnings per common share	$2.47	$2.19	$1.26	$1.45	$1.32
Diluted earnings per common share	2.46	2.18	1.26	1.45	1.31
Cash dividends per common share	0.96	0.78	0.68	0.60	0.54
Special cash dividend per common share	-	0.48	-	-	-
Book value per common share at year-end	23.33	20.79	20.63	19.95	18.95

Weighted average basic shares outstanding	15,690,812	16,587,504	17,002,116	17,319,689	18,531,039
Weighted average diluted shares outstanding	15,756,093	16,666,385	17,077,842	17,365,524	18,727,464

Selected Ratios
Return on average assets	1.75%	1.56%	0.91%	1.02%	0.97%
Return on average common equity	11.54%	10.64%	6.14%	7.42%	7.08%
Average equity to average assets	15.16%	14.65%	14.75%	13.78%	13.81%
Dividend payout	38.82%	57.51%	53.81%	41.36%	40.95%
Common equity Tier 1 ratio	14.31%	13.72%	13.98%	13.88%	14.54%
Tier 1 risk-based capital ratio	14.31%	13.72%	13.98%	14.74%	14.73%
Total risk-based capital ratio	15.21%	14.79%	15.06%	15.79%	15.95%
Tier 1 leverage ratio	14.02%	10.95%	11.06%	11.07%	10.62%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of December 31, 2019, the Bank operated 58 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2019, the Trust Division and FCWM managed and administered $1.12 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Our acquisition and divestiture activity during the last three years includes the December 31, 2019, close of the acquisition of Highlands Bankshares, Inc. (“Highlands”), headquartered in Abingdon, Virginia with total assets of $563 million. The completion of the transaction resulted in total consolidated assets increasing to $2.80 billion. Activity in prior years include the completion of our Agreement and Plan of Reincorporation and Merger changing our corporate domicile from Nevada to Virginia on October 2, 2018, as well as the sale of our remaining insurance agency assets to Bankers Insurance, LLC on October 1, 2018. For additional information, see Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Item 8 of this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and prevailing practices in the banking industry. Our accounting policies, as presented in Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. Management may be required to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates used, we have identified the allowance for loan losses, and goodwill and other intangible assets, and business combinations as the accounting areas that require the most subjective or complex judgments or are the most susceptible to change.

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

Our allowance for loan losses consists of reserves assigned to specific loans and credit relationships and general reserves assigned to loans not separately identified that have been segmented into groups with similar risk characteristics using our internal risk grades. General reserve allocations are based on management’s judgments of qualitative and quantitative factors about macro and micro economic conditions reflected within the loan portfolio and the economy. Factors considered in this evaluation include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for each risk grade of commercial loans are adjusted by environmental factors to estimate the amount of reserve needed by segment. Individually significant loans require additional analysis that may include the borrower’s underlying cash flow and capacity for debt repayment, specific business conditions, and value of secondary sources of repayment; consequently, this analysis may result in the identification of weakness and a corresponding need for a specific reserve. No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. A provision for loan losses is recorded for any credit deterioration in purchased performing loans after the acquisition date. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2019. For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Business Combinations

We account for business combinations under the acquisition method of accounting in accordance with Accounting Standards Codifications (ASC) 805, Business Combinations (ASC 805).  We recognize the full fair value of the assets acquired and liabilities assumed and immediately expense transaction costs.  There is no separate recognition of the acquired ALLL on the acquirer’s balance sheet as credit related factors are incorporated directly into the fair value of the of the net tangible  and intangible assets acquired.  If the amount of consideration exceeds the fair value of assets purchased less the fair value of liabilities assumed, goodwill is recorded.  Alternatively, if the amount by which the fair value of assets purchased exceeds the fair value of liabilities assumed and consideration paid, a gain (bargain purchase gain) is recorded.  Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available.  Results of operations of the acquired business are included in the statement of income from the effective date of acquisition.

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

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Net interest income, GAAP	$89,453	$90,845	$87,218
FTE adjustment(1)	849	899	1,914
Net interest income, FTE	$90,302	$91,744	$89,132

Net interest margin, GAAP	4.54%	4.37%	4.14%
FTE adjustment(1)	0.05%	0.04%	0.09%
Net interest margin, FTE	4.59%	4.41%	4.23%

(1)	FTE basis of 21% for 2019 and 2018; and 35% for 2017

Performance Overview

Highlights of our results of operations in 2019, and financial condition as of December 31, 2019, include the following:

●

At the close of business on December 31, 2019, the Company closed the acquisition of Highlands Bankshares, Inc., headquartered in Abingdon, Virginia, with total assets of $563 million. The completion of the transaction increased total consolidated assets to $2.80 billion.

●	For the full year, the Company earned $38.80 million, or $2.46 per diluted share, an increase of $2.46 million, or 6.77% over 2018.
●	Compared to last year, return on average assets increased 0.19% to 1.75% and return on average equity increased 0.90% to 11.54%.
●	Net interest margin increased 18 basis points to 4.59% compared to the year 2018.
●	The Company received $7.00 million in litigation settlements for the year.
●	The Company incurred $2.12 million in pre-tax merger expenses related to the Highlands acquisition for the year.
●	Book value per common share increased $2.54 to $23.33 compared to December 31, 2018.
●	The Company repurchased 487,400 common shares for approximately $16.36 million.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2019 Compared to 2018		2018 Compared to 2017
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2019	2018	2017	(Decrease)	Change	(Decrease)	Change

Net income	$38,802	$36,340	$21,485	$2,462	6.77%	$14,855	69.14%
Net income available to common shareholders	38,802	36,340	21,485	2,462	6.77%	14,855	69.14%

Basic earnings per common share	2.47	2.19	1.26	0.28	12.79%	0.93	73.81%
Diluted earnings per common share	2.46	2.18	1.26	0.28	12.84%	0.92	73.02%

Return on average assets	1.75%	1.56%	0.91%	0.19%	12.18%	0.65%	71.43%
Return on average common equity	11.54%	10.64%	6.14%	0.90%	8.46%	4.50%	73.29%

2019 Compared to 2018. Pre-tax income increased $4.67 million, or 10.36%, due to an increase in noninterest income of $7.23 million partially offset by a decrease in net interest income of $1.39 million and an increase in the provision for loan losses of $1.18 million. Income tax expense increased $2.21 million due to an increase in the effective rate from 19.46% in 2018 to 22.08% in 2019.

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

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2019			2018			2017
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$1,722,419	$88,990	5.17%	$1,795,391	$91,819	5.11%	$1,837,092	$90,032	4.90%
Securities available for sale	126,732	4,334	3.42%	176,766	5,419	3.07%	164,489	5,695	3.46%
Securities held to maturity	3,045	45	1.48%	25,081	418	1.67%	32,954	487	1.48%
Interest-bearing deposits	116,119	2,447	2.10%	81,520	1,537	1.89%	73,405	1,008	1.37%
Total earning assets	1,968,315	$95,816	4.87%	2,078,758	$99,193	4.77%	2,107,940	$97,222	4.61%
Other assets	248,926			251,853			262,381
Total assets	$2,217,241			$2,330,611			$2,370,321

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$453,824	$281	0.06%	$466,403	$246	0.05%	$401,092	$224	0.06%
Savings deposits	504,081	823	0.16%	508,353	382	0.08%	520,430	336	0.06%
Time deposits	418,450	4,288	1.02%	471,335	4,516	0.96%	510,411	4,427	0.87%
Total interest-bearing deposits	1,376,355	5,392	0.39%	1,446,091	5,144	0.36%	1,431,933	4,987	0.35%
Borrowings
Federal funds purchased	-	-	-	-	-	-	1	-	0.00%
Retail repurchase agreements	2,471	4	0.14%	4,010	5	0.12%	47,716	32	0.07%
Wholesale repurchase agreements	3,767	119	3.17%	25,000	806	3.22%	25,000	806	3.22%
FHLB advances and other borrowings	-	-	-	36,849	1,494	4.05%	55,502	2,265	4.08%
Total borrowings	6,238	123	1.96%	65,859	2,305	3.50%	128,219	3,103	2.42%
Total interest-bearing liabilities	1,382,593	5,515	0.40%	1,511,950	7,449	0.49%	1,560,152	8,090	0.52%
Noninterest-bearing demand deposits	468,774			448,903			438,513
Other liabilities	29,736			28,239			21,955
Total liabilities	1,881,103			1,989,092			2,020,620
Stockholders' equity	336,138			341,519			349,701
Total liabilities and equity	$2,217,241			$2,330,611			$2,370,321

Net interest income, FTE(1)		$90,301			$91,744			$89,132
Net interest rate spread, FTE(1)			4.47%			4.28%			4.09%
Net interest margin, FTE(1)			4.59%			4.41%			4.23%

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $3.23 million in 2019, $6.39 million in 2018, and $5.42 million in 2017.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2019 Compared to 2018				December 31, 2018 Compared to 2017
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$(3,729)	$1,077	$(177)	$(2,829)	$(2,043)	$3,858	$(28)	$1,787
Securities available for sale	(1,536)	619	(168)	(1,085)	425	(642)	(59)	(276)
Securities held to maturity	(368)	(48)	43	(373)	(117)	63	(15)	(69)
Interest-bearing deposits with other banks	654	171	85	910	111	382	36	529
Total interest-earning assets	(4,979)	1,819	(217)	(3,377)	(1,624)	3,661	(66)	1,971

Interest paid on(1):
Demand deposits	(6)	47	(6)	35	39	(40)	23	22
Savings deposits	(3)	407	37	441	(7)	104	(51)	46
Time deposits	(508)	283	(3)	(228)	(340)	459	(30)	89
Federal funds purchased	-	-	-	-	-	-	-	-
Retail repurchase agreements	(2)	1	-	(1)	(31)	24	(20)	(27)
Wholesale repurchase agreements	(684)	(12)	9	(687)	-	-	-	-
FHLB advances and other borrowings	(1,492)	(1,492)	1,490	(1,494)	(761)	(17)	7	(771)
Total interest-bearing liabilities	(2,695)	(766)	1,527	(1,934)	(1,100)	530	(71)	(641)

Change in net interest income(1)	$(2,284)	$2,585	$(1,744)	$(1,443)	$(524)	$3,131	$5	$2,612

(1)	FTE basis based on the federal statutory rate of 21% for periods after January 1, 2018, and 35% for periods prior to January 1, 2018

2019 Compared to 2018. Net interest income comprised 72.65% of total net interest and noninterest income in 2019 compared to 77.45% in 2018. Net interest income decreased $1.39 million, or 1.53%, compared to a decrease of $1.44 million, or 1.57%, on a FTE basis. The FTE net interest margin increased 18 basis points and the FTE net interest spread increased 19 basis points.

Average earning assets decreased $110.44 million, or 5.31%, primarily due to a decrease in average loans and debt securities offset by an increase in interest-bearing deposits. The yield on earning assets increased 10 basis points as the yields on debt securities, and interest-bearing deposits increased. Average loans decreased $72.97 million, or 4.06%, and the average loan to deposit ratio decreased to 93.35% from 94.74%. Non-cash accretion income related to PCI loans decreased $3.16 million, or 49.46%, to $3.23 million due to continued acquired portfolio attrition. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 17 basis points compared to 30 basis points in the prior year.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $129.36 million, or 8.56%, primarily due to a decline in average interest-bearing deposits and average borrowings. The yield on interest-bearing liabilities decreased 9 basis points. Average borrowings decreased $59.62 million, or 90.53%, largely due to a $22.77 million, or 78.50%, decrease in average retail and wholesale repurchase agreements and a $36.85 million, or 100.00%, decrease in average FHLB advances. Average interest-bearing deposits decreased $69.74 million, or 4.82%, which was driven by a $52.89 million, or 11.22%, decrease in average time deposits, and a $12.58 million, or 2.70%, decrease in average interest-bearing demand deposits.

2018 Compared to 2017. Net interest income comprised 77.45% of total net interest and noninterest income in 2018 compared to 78.02% in 2017. Net interest income increased $3.63 million, or 4.16%, compared to an increase of $3.54 million, or 3.97%, on a FTE basis. The FTE net interest margin increased 18 basis points and the FTE net interest spread increased 19 basis points.

Average earning assets decreased $29.18 million, or 1.38%, primarily due to a decrease in average loans offset by an increase in available-for-sale securities and interest-bearing deposits. The yield on earning assets increased 16 basis points as the yields on loans, debt securities, and interest-bearing deposits increased. Average loans decreased $41.70 million, or 2.27%, and the average loan to deposit ratio decreased to 94.74% from 98.22%. Non-cash accretion income related to PCI loans increased $974 thousand, or 17.98%, to $6.39 million due to continued acquired portfolio attrition. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 30 basis points compared to 26 basis points in the prior year.

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

Provision for Loan Losses

2019 Compared to 2018. The provision charged to operations increased $1.18 million, or 49.23%, to $3.57 million, as we effectively covered net charge-offs for the year.

2018 Compared to 2017. The provision charged to operations decreased $378 thousand, or 13.64%, to $2.39 million, which was largely attributed to a decrease in the loan portfolio and continued good credit quality.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2019 Compared to 2018		2018 Compared to 2017
	Year Ended December 31,			Increase	%	Increase	%
	2019	2018	2017	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$3,423	$3,262	$3,150	$161	4.94%	$112	3.56%
Service charges on deposits	14,594	14,733	13,803	(139)	-0.94%	930	6.74%
Other service charges and fees	8,281	7,733	6,944	548	7.09%	789	11.36%
Insurance commissions	-	966	1,347	(966)	-100.00%	(381)	-28.29%
Net (loss) gain on sale of securities	(43)	(618)	(661)	575	-93.04%	43	-6.51%
Net FDIC indemnification asset amortization	(2,377)	(2,181)	(3,517)	(196)	8.99%	1,336	-37.99%
Litigation income	6,995	-	-	6,995	-	-	-
Other operating income	2,804	2,548	3,502	256	10.05%	(954)	-27.24%
Total noninterest income	$33,677	$26,443	$24,568	$7,234	27.36%	$1,875	7.63%

2019 Compared to 2018. Noninterest income comprised 27.35% of total net interest and noninterest income in 2019 compared to 22.55% in 2018. Noninterest income increased $7.23 million, or 27.36%, primarily due to the receipt of $7.00 million received in litigation settlements. Other service charges and fees increased $548 thousand, or 7.09%, primarily from an increase in net interchange income. Net securities losses decreased $575 thousand, or 93.04%. Other operating income increases were offset by a $966 thousand decrease in insurance commissions due to the divestiture of the Company’s remaining insurance agency assets in 2018.

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

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2019 Compared to 2018		2018 Compared to 2017
	Year Ended December 31,			Increase	%	Increase	%
	2019	2018	2017	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$37,148	$36,690	$35,774	$458	1.25%	$916	2.56%
Occupancy expense	4,334	4,542	4,775	(208)	-4.58%	(233)	-4.88%
Furniture and equipment expense	4,457	3,980	4,425	477	11.98%	(445)	-10.06%
Service fees	4,448	3,860	3,348	588	15.23%	512	15.29%
Advertising and public relations	2,310	2,011	2,206	299	14.87%	(195)	-8.84%
Professional fees	1,698	1,430	2,567	268	18.74%	(1,137)	-44.29%
Amortization of intangibles	997	1,039	1,056	(42)	-4.04%	(17)	-1.61%
FDIC premiums and assessments	318	906	910	(588)	-64.90%	(4)	-0.44%
Loss on extinguishment of debt	-	1,096	-	(1,096)	-	1,096	-
Merger, acquisition, and divestiture expense	2,124	-	-	2,124	-	-	-
Goodwill impairment	-	1,492	-	(1,492)	-	1,492	-
Other operating expense	11,929	12,727	11,841	(798)	-6.27%	886	7.48%
Total noninterest expense	$69,763	$69,773	$66,902	$(10)	-0.01%	$2,871	4.29%

2019 Compared to 2018. Noninterest expense decreased $10 thousand, or 0.01%, which was largely due to one-time charges recognized in 2018 for goodwill impairment related to the divestiture of the Company’s remaining insurance agency assets of $1.49 million and the loss on extinguishment of the Company’s remaining FHLB debt of $1.10 million. In addition, other operating expense decreased $798 thousand due to property write-downs that occurred in 2018 and FDIC premiums decreased $588 thousand due to small bank assessment credits received from the FDIC. These decreases were offset by an increase in merger expenses of $2.12 million related to the Highlands acquisition as well as increases in service fees, furniture and equipment expense, and an increase in salaries and employee benefits totaling $1.52 million.

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

2019 Compared to 2018. Income tax expense increased $2.21 million, or 25.19%, and the effective tax rate increased to 22.08% in 2019 compared to 19.46% in 2018. The lower effective rate in 2018 was primarily due to the enactment of the Tax Reform Act and the completion of the deferred tax asset revaluation, which resulted in a $1.67 million reduction in tax expense.

2018 Compared to 2017. Income tax expense decreased $11.85 million, or 57.43%, and the effective tax rate decreased to 19.46% in 2018 compared to 48.98% in 2017 primarily due to the decreased tax rate and deferred tax asset revaluation charge taken in 2017 as a result of the enactment of the Tax Reform Act.

Financial Condition

Total assets as of December 31, 2019, increased $554.47 million, or 24.71%, to $2.80 billion from $2.24 billion as of December 31, 2018. The increase is primarily attributable to the December 31, 2019 acquisition of Highlands with total assets of $563 million. Total liabilities as of December 31, 2019, increased $458.51 million, or 23.99%, to $2.37 billion from $1.91 billion as of December 31, 2018. The increase is primarily attributable to the December 31, 2019 acquisition of Highlands as noted earlier.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to provide liquidity, to fund loan demand or deposit liquidation, and to pledge as collateral where required. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2019, increased $16.46 million, or 10.75%, compared to December 31, 2018, and includes $53.7 million in investments securities acquired in the Highlands transaction. The market value of debt securities available for sale as a percentage of amortized cost was 100.65% as of December 31, 2019 compared to 99.76% as of December 31, 2018. There were no held-to-maturity debt securities as of December 31, 2019. The remaining debt securities in the held-to-maturity category in 2018 matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million. The following table presents the amortized cost and fair value of debt securities as of the dates indicated:

	December 31,
	2019		2018		2017
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U.S. Agency securities	$5,038	$5,034	$1,108	$1,113	$11,289	$11,296
U.S. Treasury securities	-	-	19,970	19,960	19,987	19,971
Municipal securities	85,992	86,878	96,886	97,289	101,552	103,648
Single issue trust preferred securites	-	-	-	-	9,367	8,884
Mortgage-backed Agency securities	77,448	77,662	35,513	34,754	22,095	21,726
Total securities available for sale	$168,478	$169,574	$153,477	$153,116	$164,290	$165,525

Fair value to amortized cost		100.65%		99.76%		100.75%

Held to Maturity
U.S. Agency securities	$-	$-	$17,887	$17,867	$17,937	$17,888
Corporate securities	-	-	7,126	7,123	7,212	7,196
Total securities held to maturity	$-	$-	$25,013	$24,990	$25,149	$25,084

Fair value to amortized cost				99.91%		99.74%

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2019			2018
	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
(Amounts in years)
Average life	6.41	N/A	6.41	6.61	0.11	5.70
Average duration	5.30	N/A	5.30	5.37	0.11	4.64

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2019 or 2018.

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale debt securities by contractual maturity, as of December 31, 2019. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale Securities
(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$-	$-	$-	$-	-
After one year through five years	-	-	28,739	28,739	3.80%
After five years through ten years	1,941	-	48,941	50,882	3.56%
After ten years	3,097	-	8,312	11,409	3.12%
Amortized cost	$5,038	$-	$85,992	91,030
Mortgage-backed securities				77,448	2.71%
Total amortized cost				$168,478
Tax equivalent purchase yield(1)	2.92%	-	3.62%	3.58%
Average contractual maturity (in years)	10.34	-	6.14	6.37

Fair value maturity:
One year or less	$-	$-	$-	$-
After one year through five years	-	-	29,049	29,049
After five years through ten years	1,937	-	49,517	51,454
After ten years	3,097	-	8,312	11,409
Fair value	$5,034	$-	$86,878	91,912
Mortgage-backed securities				77,662
Total fair value				$169,574

(1)	FTE basis of 21%

Investment securities are reviewed quarterly for indications of other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities in 2019 or 2018. For additional information, see Note 1, “Basis of Presentation and Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8 of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2019, increased $339.38 million, or 19.12%, compared to December 31, 2018, primarily due to a $345.33 million, or 19.66%, increase in non-covered loans, which was driven by the acquisition of Highlands. Covered loans decreased $5.95 million, or 31.64%, as the Waccamaw Bank (“Waccamaw”) covered loan portfolio continues to pay down. We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2019 or 2018. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income and by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2019	2018	2017	2016	2016
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$48,659	$63,508	$60,017	$56,948	$48,896
Commercial and industrial	142,962	104,863	92,188	92,204	88,903
Multi-family residential	121,840	107,012	125,202	134,228	95,026
Single family non-owner occupied	163,181	140,097	141,670	142,965	149,351
Non-farm, non-residential	727,261	613,877	616,633	598,674	485,460
Agricultural	11,756	8,545	7,035	6,003	2,911
Farmland	23,155	18,905	25,649	31,729	27,540
Total commercial loans	1,238,814	1,056,807	1,068,394	1,062,751	898,087
Consumer real estate loans
Home equity lines	110,078	93,466	103,205	106,361	107,367
Single family owner occupied	620,697	510,963	502,686	500,891	495,209
Owner occupied construction	17,241	18,171	39,178	44,535	43,505
Total consumer real estate loans	748,016	622,600	645,069	651,787	646,081
Consumer and other loans
Consumer loans	110,027	71,552	70,772	77,445	72,000
Other	4,742	5,310	5,001	3,971	7,338
Total consumer and other loans	114,769	76,862	75,773	81,416	79,338
Total non-covered loans	2,101,599	1,756,269	1,789,236	1,795,954	1,623,506
Total covered loans	12,861	18,815	27,948	56,994	83,035
Total loans held for investment, net of unearned income	2,114,460	1,775,084	1,817,184	1,852,948	1,706,541
Less: allowance for loan losses	18,425	18,267	19,276	17,948	20,233
Total loans held for investment, net of unearned income and allowance	$2,096,035	$1,756,817	$1,797,908	$1,835,000	$1,686,308

Loans held for sale	$263	$-	$-	$-	$-

The following table presents covered loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Commercial loans
Construction, development, and other land	$28	$35	$39	$4,570	$6,303
Commercial and industrial	-	-	-	895	1,170
Multi-family residential	-	-	-	8	640
Single family non-owner occupied	199	238	284	962	2,674
Non-farm, non-residential	3	6	9	7,512	14,065
Agricultural	-	-	-	25	34
Farmland	-	-	-	397	643
Total commercial loans	230	279	332	14,369	25,529
Consumer real estate loans
Home equity lines	9,853	15,284	23,720	35,817	48,565
Single family owner occupied	2,778	3,252	3,896	6,729	8,595
Owner occupied construction	-	-	-	-	262
Total consumer real estate loans	12,631	18,536	27,616	42,546	57,422
Consumer and other loans
Consumer loans	-	-	-	79	84
Total covered loans	$12,861	$18,815	$27,948	$56,994	$83,035

The following table presents the percentage of loans to total loans in the non-covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
Commercial loans
Construction, development, and other land	2.31%	3.61%	3.36%	3.17%	3.01%
Commercial and industrial	6.80%	5.97%	5.15%	5.13%	5.48%
Multi-family residential	5.80%	6.09%	7.00%	7.47%	5.85%
Single family non-owner occupied	7.76%	7.98%	7.92%	7.96%	9.20%
Non-farm, non-residential	34.62%	34.95%	34.46%	33.34%	29.90%
Agricultural	0.56%	0.49%	0.39%	0.34%	0.18%
Farmland	1.10%	1.08%	1.43%	1.77%	1.70%
Total commercial loans	58.95%	60.17%	59.71%	59.18%	55.32%
Consumer real estate loans
Home equity lines	5.24%	5.32%	5.77%	5.92%	6.62%
Single family owner occupied	29.52%	29.09%	28.09%	27.89%	30.50%
Owner occupied construction	0.83%	1.04%	2.19%	2.48%	2.68%
Total consumer real estate loans	35.59%	35.45%	36.05%	36.29%	39.80%
Consumer and other loans
Consumer loans	5.25%	4.08%	3.96%	4.31%	4.43%
Other	0.21%	0.30%	0.28%	0.22%	0.45%
Total consumer and other loans	5.46%	4.38%	4.24%	4.53%	4.88%
Total non-covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the percentage of loans to total loans in the covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2019	2018	2017	2016	2015
Commercial loans
Construction, development, and other land	0.22%	0.19%	0.14%	8.02%	7.59%
Commercial and industrial	0.00%	0.00%	0.00%	1.57%	1.41%
Multi-family residential	0.00%	0.00%	0.00%	0.01%	0.77%
Single family non-owner occupied	1.55%	1.26%	1.02%	1.69%	3.22%
Non-farm, non-residential	0.02%	0.03%	0.03%	13.18%	16.94%
Agricultural	0.00%	0.00%	0.00%	0.04%	0.04%
Farmland	0.00%	0.00%	0.00%	0.70%	0.77%
Total commercial loans	1.79%	1.48%	1.19%	25.21%	30.74%
Consumer real estate loans
Home equity lines	76.61%	81.23%	84.87%	62.84%	58.49%
Single family owner occupied	21.60%	17.29%	13.94%	11.81%	10.35%
Owner occupied construction	0.00%	0.00%	0.00%	0.00%	0.32%
Total consumer real estate loans	98.21%	98.52%	98.81%	74.65%	69.16%
Consumer and other loans
Consumer loans	0.00%	0.00%	0.00%	0.14%	0.10%
Total covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities and rate sensitivities of the non-covered loan portfolio as of December 31, 2019:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land(1)	$10,791	$11,576	$26,292	$48,659
Commercial and industrial	37,115	70,052	35,795	142,962
Multi-family residential	9,422	31,751	80,667	121,840
Single family non-owner occupied	8,817	35,408	118,956	163,181
Non-farm, non-residential	57,600	216,262	453,399	727,261
Agricultural	2,159	7,756	1,841	11,756
Farmland	3,056	8,732	11,367	23,155
Total commercial loans	128,960	381,537	728,317	1,238,814
Consumer real estate loans
Home equity lines	7,359	10,482	92,237	110,078
Single family owner occupied	11,872	1,096	607,729	620,697
Owner occupied construction	1,122	805	15,314	17,241
Total consumer real estate loans	20,353	12,383	715,280	748,016
Consumer and other loans
Consumer loans	14,903	74,178	20,946	110,027
Other	1,562	1,236	1,944	4,742
Total consumer and other loans	16,465	75,414	22,890	114,769
Total non-covered loans	$165,778	$469,334	$1,466,487	$2,101,599

Rate sensitivities
Predetermined interest rate	$99,178	$437,569	$611,166	$1,147,913
Floating or adjustable interest rate	54,582	43,783	855,321	953,686
Total non-covered loans	$153,760	$481,352	$1,466,487	$2,101,599

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table presents the maturities and rate sensitivities of the covered loan portfolio as of December 31, 2019:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land	$-	$28	$-	$28
Single family non-owner occupied	1	178	20	199
Non-farm, non-residential	-	3	-	3
Total commercial loans	1	209	20	230
Consumer real estate loans
Home equity lines	740	5,737	3,376	9,853
Single family owner occupied	48	268	2,462	2,778
Total consumer real estate loans	788	6,005	5,838	12,631
Total covered loans	$789	$6,214	$5,858	$12,861

Rate sensitivities
Predetermined interest rate	$18	$466	$2,551	$3,035
Floating or adjustable interest rate	765	5,779	3,282	9,826
Total covered loans	$783	$6,245	$5,833	$12,861

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Non-covered nonperforming
Nonaccrual loans	$16,113	$19,583	$18,997	$15,854	$17,847
Accruing loans past due 90 days or more	144	58	1	-	-
TDRs(1)	720	161	120	114	73
Total non-covered nonperforming loans	16,977	19,802	19,118	15,968	17,920
Non-covered OREO	3,969	3,806	2,409	5,109	4,873
Total non-covered nonperforming assets	$20,946	$23,608	$21,527	$21,077	$22,793

Covered nonperforming
Nonaccrual loans	$244	$322	$342	$608	$647
Total covered nonperforming loans	244	322	342	608	647
Covered OREO	-	32	105	276	4,034
Total covered nonperforming assets	$244	$354	$447	$884	$4,681

Total nonperforming
Nonaccrual loans	$16,357	$19,905	$19,339	$16,462	$18,494
Accruing loans past due 90 days or more	144	58	1	-	-
TDRs(1)	720	161	120	114	73
Total nonperforming loans	17,221	20,124	19,460	16,576	18,567
OREO	3,969	3,838	2,514	5,385	8,907
Total nonperforming assets	$21,190	$23,962	$21,974	$21,961	$27,474

Additional Information
Performing TDRs(2)	$5,855	$6,266	$7,614	$12,838	$13,889
Total TDRs(3)	6,575	6,427	7,734	12,952	13,962
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	1,068	1,175	1,217	1,414	1,645
Actual interest income recorded on restructured and nonperforming loans	277	264	222	424	608

Non-covered ratios
Nonperforming loans to total loans	0.81%	1.13%	1.07%	0.89%	1.10%
Nonperforming assets to total assets	0.75%	1.06%	0.91%	0.90%	0.96%
Non-PCI allowance to nonperforming loans	108.53%	92.25%	100.83%	112.32%	112.61%
Non-PCI allowance to total loans	0.88%	1.04%	1.08%	1.00%	1.24%

Total ratios
Nonperforming loans to total loans	0.81%	1.13%	1.07%	0.89%	1.09%
Nonperforming assets to total assets	0.76%	1.07%	0.92%	0.92%	1.12%
Allowance for loan losses to nonperforming loans	106.99%	90.77%	99.05%	108.28%	108.97%
Allowance for loan losses to total loans	0.87%	1.03%	1.06%	0.97%	1.19%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $95 thousand, $898 thousand, $169 thousand, $224 thousand, and $923 thousand for the five years ended December 31, 2019.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $2.25 million, $1.68 million, $1.76 million, $1.06 million, and $416 thousand for the five years ended December 31, 2019.

(3)	Total accruing TDRs exclude nonaccrual TDRs of $2.34 million, $2.58 million, $1.93 million, $1.28 million, and $1.34 million for the five years ended December 31, 2019.

Non-covered nonperforming assets as of December 31, 2019, decreased $2.66 million, or 11.28%, from December 31, 2018, primarily due to a $3.47 million, or 17.72%, decrease in non-covered nonaccrual loans offset by a $559 thousand, or 347.20%, increase in non-covered, non-performing troubled debt restructurings. Non-covered OREO increased $163 thousand, or 4.28%, of which $1.96 million was acquired in the Highlands acquisition. Excluding the Highlands transaction OREO decreased $1.80 million. Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 30 properties with an average holding period of 7 months as of December 31, 2019. The net loss on the sale of OREO was $1.25 million in 2019, $1.33 million in 2018, and $937 thousand in 2017. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2019			2018
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,806	$32	$3,838	$2,409	$105	$2,514
Acquired	1,962	-	1,962	-	-	-
Additions	3,030	131	3,161	5,686	-	5,686
Disposals	(3,837)	(152)	(3,989)	(3,506)	(69)	(3,575)
Valuation adjustments	(992)	(11)	(1,003)	(783)	(4)	(787)
Ending balance	$3,969	$-	$3,969	$3,806	$32	$3,838

As of December 31, 2019, non-covered nonaccrual loans were largely attributed to single family owner occupied (45.05%) and non-farm, non-residential (21.10%) loans. As of December 31, 2019, approximately $921 thousand, or 5.72%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Total TDRs as of December 31, 2019, decreased $91 thousand, or 1.01%, to $8.92 million from December 31, 2018. Nonperforming accruing TDRs as of December 31, 2019, increased $559 thousand, or 347.20%, to $720 thousand from December 31, 2018. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 13.69% as of December 31, 2019, compared to 2.51% as of December 31, 2018. Specific reserves on TDRs totaled $353 thousand as of December 31, 2019, compared to $568 thousand as of December 31, 2018. When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $35.62 million as of December 31, 2019, an increase of $5.74 million, or 19.19%, compared to $29.89 million as of December 31, 2018. Delinquencies associated with the acquired Highlands loan portfolio accounted for $8.73 million at December 31, 2019. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.69% as of December 31, 2019, which includes past due loans (0.93%) and nonaccrual loans (0.76%), compared to 1.69% as of December 31, 2018.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2019, our qualitative risk factors reflect a stable risk of loan losses due to consistent asset quality metrics and relatively stable business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of December 31, 2019; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Loan Losses” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The allowance for loan losses as of December 31, 2019, increased $158 thousand, or 0.86%, from December 31, 2018, due to an $807 thousand decrease in specific reserves on impaired loans combined with a $965 thousand increase in general reserves. The non-PCI allowance as a percent of non-covered loans totaled 0.88% as of December 31, 2019, compared to 1.04% as of December 31, 2018. PCI loans were aggregated into fifteen loan pools as of December 31, 2019 and five loan pools in 2018. The Highlands transaction added ten additional pools to the five existing pools from 2018. The existing pools from 2018 included: Waccamaw commercial, Waccamaw serviced home equity lines, Waccamaw residential, Peoples Bank of Virginia (“Peoples”) commercial, and Peoples residential. The Highlands transaction added the following pools: 1-4 Family, Senior-Consumer, 1-4 Family Senior-Commercial, 1-4 Family, Junior and Home Equity Lines, Commercial Land and Development, Farmland and Agricultural, Multi-family, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-owner Occupied, Commercial and Industrial, and Consumer. The cash flow analysis identified no impaired PCI loan pools as of December 31, 2019 or 2018. Net charge-offs increased $11 thousand, or 0.32% in 2019 compared to 2018.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	Year Ended December 31,
	2019	2018	2017	2016	2015
(Amounts in thousands)
Beginning balance	$18,267	$19,276	$17,948	$20,233	$20,227
Provision for loan losses charged to operations, non-PCI loans	3,571	2,393	2,783	1,296	2,166
(Recovery of) provision for loan losses charged to operations, PCI loans	-	-	(12)	(41)	25
Recovery of loan losses recorded through the FDIC indemnification asset	-	-	-	(1)	(29)
Charge-offs
Commercial loans
Construction, development, and other land	353	100	427	254	256
Commercial and industrial	549	566	224	144	93
Multi-family residential	310	16	9	64	-
Single family non-owner occupied	64	88	52	237	87
Non-farm, non-residential	1,015	119	142	1,684	773
Agricultural	52	68	-	-	-
Farmland	205	279	68	9	73
Consumer real estate loans
Home equity lines	474	285	13	1,073	92
Single family owner occupied	1,316	1,720	675	508	812
Owner occupied construction	-	-	11	31	2
Consumer and other loans
Consumer loans	1,923	1,666	1,322	1,172	1,557
Total charge-offs	6,261	4,907	2,943	5,176	3,745
Recoveries
Commercial loans
Construction, development, and other land	146	210	306	282	135
Commercial and industrial	99	200	160	484	173
Multi-family residential	3	17	9	15	-
Single family non-owner occupied	12	98	180	79	92
Non-farm, non-residential	546	191	146	59	74
Agricultural	1	7	-	-	-
Farmland	66	-	-	-	-
Consumer real estate loans
Home equity lines	401	216	201	137	402
Single family owner occupied	1,045	238	108	182	258
Owner occupied construction	42	-	105	39	18
Consumer and other
Consumer loans	487	328	285	360	437
Total recoveries	2,848	1,505	1,500	1,637	1,589
Net charge-offs	3,413	3,402	1,443	3,539	2,156
Ending balance	$18,425	$18,267	$19,276	$17,948	$20,233

Net charge-offs to average non-covered loans	0.20%	0.19%	0.08%	0.21%	0.14%
Net charge-offs to average total loans	0.20%	0.19%	0.08%	0.20%	0.13%

The following table presents the allowance for loan losses, excluding PCI loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Commercial loans
Construction, development, and other land	$245	$417	$830	$889	$1,119
Commercial and industrial	699	663	762	495	504
Multi-family residential	969	1,192	1,094	1,157	1,535
Single family non-owner occupied	1,323	1,442	1,976	2,752	3,369
Non-farm, non-residential	6,653	6,530	6,597	6,185	6,393
Agricultural	145	85	51	43	22
Farmland	201	170	362	169	190
Consumer real estate loans
Home equity lines	673	748	803	895	1,091
Single family owner occupied	5,528	5,853	5,710	4,364	4,969
Owner occupied construction	124	131	297	228	297
Consumer and other loans
Consumer loans	1,865	1,036	794	759	690
Total allowance, excluding PCI loans	$18,425	$18,267	$19,276	$17,936	$20,179

The following table presents the PCI allowance for loan losses, by loan pool, as of the dates indicated:

	December 31,
(Amounts in thousands)	2019	2018	2017	2016	2015
Commercial loans
Waccamaw commercial	$-	$-	$-	$-	$-
Consumer real estate loans
Waccamaw residential	-	-	-	-	1
Peoples residential	-	-	-	12	53
Total PCI allowance	$-	$-	$-	$12	$54

Deposits

Total deposits as of December 31, 2019, increased $474.16 million, or 25.55%, compared to December 31, 2018. Time deposits, which consist of certificates of deposit and individual retirement accounts, increased $69.96 million; savings deposits, which consist of money market accounts and savings accounts, increased $190.13 million; interest-bearing demand deposits increased $45.75 million while noninterest-bearing demand deposits increased $168.32 million as of December 31, 2019, compared to December 31, 2018. The acquisition of Highlands added $501.74 million in deposits; $155.71 in non-interest bearing demand, $36.82 million in interest-bearing demand, $173.97 million in savings, and $135.24 million in time deposits. We had no material deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2019 or 2018.

The following schedule presents the contractual maturities of time deposits of $100 thousand or more as of December 31, 2019:

(Amounts in thousands)
Three months or less	$39,735
Over three through six months	29,339
Over six through twelve months	44,369
Over twelve months	90,243
$203,686

Borrowings

Total borrowings as of December 31, 2019, decreased $27.73 million, or 94.41%, compared to December 31, 2018, primarily due to the maturity of the Company’s remaining wholesale repurchase agreement of $25.00 million in the first quarter of 2019. Short-term borrowings, which consist of retail repurchase agreements, decreased $2.77 million, or 63.36%, and the weighted average rate increased 2 basis points to 0.14% as of December 31, 2019, compared to December 31, 2018.

The following table presents the balances and weighted average rates paid on short-term borrowings for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands)
Year-end balance	$1,601	0.16%	$4,370	0.13%	$5,086	0.11%
Average annual balance(1)	2,471	0.14%	4,010	0.12%	47,717	0.07%
Maximum month-end balance(1)	28,508		29,305		90,968

(1)	2017 Includes federal funds purchased and short-term FHLB advances that were repaid prior to year end

Long-term borrowings consisted of a $40 thousand amortizing advance with the FHLB of Atlanta that was assumed in the Highlands transaction. That small borrowing was repaid early in 2020. In the first quarter of 2019, the Company’s remaining wholesale repurchase agreement of $25.00 million with a weighted average rate of 3.18% matured. During 2018, the prepayment of the FHLB advance resulted in a prepayment penalty of $1.10 million. The prepayment was funded with cash and equivalents on hand, as well as proceeds from the sale of single issue trust preferred investment securities, and is anticipated to result in annualized net pre-tax savings of approximately $800 thousand. On January 9, 2017, the Company redeemed all of its trust preferred securities resulting in a decrease in subordinated debt of $15.46 million.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2019, the Company’s cash reserves totaled $24.00 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of December 31, 2019. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2019, our unencumbered cash totaled $217.01 million, unused borrowing capacity from the FHLB totaled $261.50 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $141.70 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Net cash provided by operating activities	$56,655	$49,499	$36,370
Net cash provided by investing activities	171,377	49,398	67,796
Net cash used in financing activities	(87,896)	(179,975)	(22,522)
Net increase (decrease) in cash and cash equivalents	140,136	(81,078)	81,644
Cash and cash equivalents, beginning balance	76,873	157,951	76,307
Cash and cash equivalents, ending balance	$217,009	$76,873	$157,951

2019 Compared to 2018. Cash and cash equivalents increased $140.14 million compared to a decrease of $81.08 million in the prior year. The increase was primarily due to a $121.98 million increase in net cash used in investing activities due to a net decrease in funds used to purchase investment securities and an increase in loan proceeds received. Net cash provided by financing activities increased $92.08 million largely due to a reduction in the net decrease in deposits year over year, and a net decrease in the repayment of borrowings. Net cash provided by operating activities increased $7.16 million primarily due to an increase in net income and a decrease in accretion income on aquired loans.

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

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2019, increased $95.96 million, or 28.83%, to $428.82 million from $332.86 million as of December 31, 2018. The change in stockholders’ equity was largely due to the acquisition of Highlands which added a combined total of $86.63 million in common stock and additional paid-in capital. Under the terms of the agreement and plan of merger, each share of Highlands’ common and preferred stock outstanding was converted into the right to receive 0.2703 shares of First Community common stock. The Company earned $38.80 million, which was offset by repurchasing 487,400 shares of our common stock totaling $16.36 million and declaring dividends on our common stock of $15.06 million. Our book value per common share increased $2.54 to $23.33 as of December 31, 2019, from $20.79 as of December 31, 2018.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and was phased in over a four-year period (increased an additional 0.625% each year until it reached 2.5% on January 1, 2019). Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2019	2018	2017
The Company
Common equity Tier 1 ratio	14.31%	13.72%	13.98%
Tier 1 risk-based capital ratio	14.31%	13.72%	13.98%
Total risk-based capital ratio	15.21%	14.79%	15.06%
Tier 1 leverage ratio	14.01%	10.95%	11.06%

The Bank
Common equity Tier 1 ratio	12.87%	12.55%	12.47%
Tier 1 risk-based capital ratio	12.87%	12.55%	12.47%
Total risk-based capital ratio	13.78%	13.62%	13.55%
Tier 1 leverage ratio	12.61%	9.98%	9.84%

As of December 31, 2019, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2019. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 21, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Commitments, Contingencies, and Off-Balance Sheet Arrangements

Contractual Obligations

We enter into certain contractual obligations in the normal course of business that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and the ability to adjust rates on certificates of deposit, in a changing interest rate environment; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, by payment date, as of December 31, 2019:

	Less Than	One to	Three to	More than
	One Year	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Deposits without a stated maturity(1)	$1,814,290	$-	$-	$-	$1,814,290
Certificates of deposit(2)(3)	286,689	172,996	58,147	6,992	524,824
Securities sold under agreements to repurchase	1,601	-	-	-	1,601
Long-term borrowings(2)(3)	40	-	-	-	40
Operating leases	154	285	220	479	1,138
Total contractual cash obligations	$2,102,774	$173,281	$58,367	$7,471	$2,341,893

(1)	Excludes interest
(2)

Includes interest on fixed and variable rate obligations (changes in market interest rates may materially affect the variable rate obligation to be paid, which is reflected using the rates in effect as of December 31, 2019)

(3)	Excludes unamortized premiums and discounts

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements, by commitment expiration, as of December 31, 2019:

	Less than	One to	Three to	More than
	One Year(1)	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Commitments to extend credit	$98,254	$54,975	$11,698	$63,789	$228,716
Financial letters of credit	2,430	60	-	-	2,490
Performance letters of credit(2)	87,656	77,466	-	-	165,122
Total off-balance sheet risk	$188,340	$132,501	$11,698	$63,789	$396,328

(1)	Lines of credit with no stated maturity date are included in the less than one year expiration category.
(2)	Includes FHLB letters of credit

The reserve for the risk inherent in unfunded lending commitments totaled $66 thousand as of December 31, 2019 and 2018. For additional information, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report.

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

In order to manage our exposure to interest rate risk, we periodically review internal and third-party simulation models that project net interest income at risk, which measures the impact of different interest rate scenarios on net interest income, and the economic value of equity at risk, which measures potential long-term risk in the balance sheet by valuing our assets and liabilities at fair value under different interest rate scenarios. Simulation results show the existence and severity of interest rate risk in each scenario based on our current balance sheet position, assumptions about changes in the volume and mix of interest-earning assets and interest-bearing liabilities, and estimated yields earned on assets and rates paid on liabilities. The simulation model provides the best tool available to us and the industry for managing interest rate risk; however, the model cannot precisely predict the impact of fluctuations in interest rates on net interest income due to the use of significant estimates and assumptions. Actual results will differ from simulated results due to the timing, magnitude, and frequency of interest rate changes; changes in market conditions and customer behavior; and changes in our strategies that management might undertake in response to a sudden and sustained rate shock.

During 2019, the Federal Open Market Committee decreased the benchmark federal funds rate 75 basis points to a range of 150 to 175 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target rate, we do not reflect a decrease of more than 200 basis points from current rates in our analysis.

	Year Ended December 31,
	2019		2018
	Change in Net Interest	Percent	Change in Net Interest	Percent
Increase (Decrease) in Basis Points	Income	Change	Income	Change
(Dollars in thousands)
300	$171	0.2%	$(1,215)	-1.3%
200	428	0.4%	(545)	-0.6%
100	426	0.4%	(135)	-0.1%
(100)	(4,631)	-4.3%	(3,322)	-3.7%
(200)	(8,571)	-8.0%	(3,322)	-3.7%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2019, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of December 31, 2019, we maintained interest rate swap agreements with notional amounts totaling $17.43 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. We acquired 5 swap agreements in the Highlands transaction with a notional amount of $12.30 million. The fair value liability for the acquired swaps was $292 thousand. The total of the fair value of the swap agreements on the balance sheet, which are accounted for as fair value hedges, was recorded as a derivative liability totaling $510 thousand as of December 31, 2019, and a derivative asset totaling $12 thousand as of December 31, 2018. For additional information, see Note 12, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements in Item 8 of this report.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2019	2018
Assets
Cash and due from banks	$66,818	$40,421
Federal funds sold	148,000	35,457
Interest-bearing deposits in banks	2,191	995
Total cash and cash equivalents	217,009	76,873
Debt securities available for sale	169,574	153,116
Debt securities held to maturity	-	25,013
Loans held for sale	263	-
Loans held for investment, net of unearned income (includes covered loans of $12,861 and $18,815, respectively)	2,114,460	1,775,084
Allowance for loan losses	(18,425)	(18,267)
Loans held for investment, net	2,096,035	1,756,817
FDIC indemnification asset	2,883	5,108
Premises and equipment, net	62,824	45,785
Other real estate owned (includes covered OREO of $0 and $32, respectively)	3,969	3,838
Interest receivable	6,677	5,481
Goodwill	129,565	92,744
Other intangible assets	8,519	5,026
Other assets	101,529	74,573
Total assets	$2,798,847	$2,244,374

Liabilities
Noninterest-bearing deposits	$627,868	$459,550
Interest-bearing deposits	1,702,044	1,396,200
Total deposits	2,329,912	1,855,750
Securities sold under agreements to repurchase	1,601	29,370
Interest, taxes, and other liabilities	38,515	26,397
Total liabilities	2,370,028	1,911,517

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized;
Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized;
24,238,907 issued and 18,376,991 outstanding at December 31, 2019; 21,381,779 shares issued and 16,007,263 shares outstanding at December 31, 2018.	18,377	16,007
Additional paid-in capital	192,413	122,486
Retained earnings	219,535	195,793
Accumulated other comprehensive loss	(1,506)	(1,429)
Total stockholders' equity	428,819	332,857
Total liabilities and stockholders' equity	$2,798,847	$2,244,374

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2019	2018	2017
Interest income
Interest and fees on loans	$88,805	$91,671	$89,749
Interest on securities -- taxable	1,219	2,258	1,522
Interest on securities -- tax-exempt	2,497	2,828	3,029
Interest on deposits in banks	2,447	1,537	1,008
Total interest income	94,968	98,294	95,308
Interest expense
Interest on deposits	5,392	5,144	4,987
Interest on short-term borrowings	123	811	850
Interest on long-term debt	-	1,494	2,253
Total interest expense	5,515	7,449	8,090
Net interest income	89,453	90,845	87,218
Provision for loan losses	3,571	2,393	2,771
Net interest income after provision for loan losses	85,882	88,452	84,447
Noninterest income
Wealth management	3,423	3,262	3,150
Service charges on deposits	14,594	14,733	13,803
Other service charges and fees	8,281	7,733	6,944
Insurance commissions	-	966	1,347
Net loss on sale of securities	(43)	(618)	(661)
Net FDIC indemnification asset amortization	(2,377)	(2,181)	(3,517)
Litigation settlements	6,995	-	-
Other operating income	2,804	2,548	3,502
Total noninterest income	33,677	26,443	24,568
Noninterest expense
Salaries and employee benefits	37,148	36,690	35,774
Occupancy expense	4,334	4,542	4,775
Furniture and equipment expense	4,457	3,980	4,425
Service fees	4,448	3,860	3,348
Advertising and public relations	2,310	2,011	2,206
Professional fees	1,698	1,430	2,567
Amortization of intangibles	997	1,039	1,056
FDIC premiums and assessments	318	906	910
Loss on extinguishment of debt	-	1,096	-
Goodwill impairment	-	1,492	-
Merger expense	2,124	-	-
Other operating expense	11,929	12,727	11,841
Total noninterest expense	69,763	69,773	66,902
Income before income taxes	49,796	45,122	42,113
Income tax expense	10,994	8,782	20,628
Net income	$38,802	$36,340	$21,485

Earnings per common share
Basic	$2.47	$2.19	$1.26
Diluted	2.46	2.18	1.26
Cash dividends per common share	0.96	0.78	0.68
Special cash divided per common share	-	0.48	-
Weighted average shares outstanding
Basic	15,690,812	16,587,504	17,002,116
Diluted	15,756,093	16,666,385	17,077,842

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Net income	$38,802	$36,340	$21,485
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized gains (losses) on securities without other-than-temporary impairment	1,414	(2,213)	1,445
Reclassification adjustment for net loss (gain) recognized in net income	43	618	661
Net unrealized gains (losses) on available-for-sale debt securities	1,457	(1,595)	2,106
Employee benefit plans:
Net actuarial (loss) gain	(1,570)	565	48
Plan change	(262)	-	(258)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	278	285	259
Net unrealized (losses) gains on employee benefit plans	(1,554)	850	49
Other comprehensive (loss) income, before tax	(97)	(745)	2,155
Income tax expense (benefit)	20	156	(740)
Other comprehensive (loss) income, net of tax	(77)	(589)	1,415
Total comprehensive income	$38,725	$35,751	$22,900

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance January 1, 2017	$-	$21,382	$228,142	$170,377	$(78,833)	$(2,011)	$339,057
Net income	-	-	-	21,485	-	-	21,485
Reclassification of certain tax effects	-	-	-	244	-	(244)	-
Other comprehensive income	-	-	-	-	-	1,415	1,415
Common dividends declared -- $0.68 per share	-	-	-	(11,563)	-	-	(11,563)
Equity-based compensation expense	-	-	382	-	408	-	790
Common stock options exercised -- 16,185 shares	-	-	86	-	292	-	378
Issuance of treasury stock to 401(k) plan -- 15,254 shares	-	-	140	-	275	-	415
Purchase of treasury shares -- 50,118 shares at $25.16 per share	-	-	-	-	(1,263)	-	(1,263)
Balance December 31, 2017	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714

Balance January 1, 2018	$-	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	-	-	-	36,340	-	-	36,340
Other comprehensive income	-	-	-	-	-	(589)	(589)
Common dividends declared -- $0.78 per share	-	-	-	(12,966)	-	-	(12,966)
Special common dividend declared -- $0.48 per share	-	-	-	(8,124)	-	-	(8,124)
Equity-based compensation expense	-	-	535	-	623	-	1,158
Common stock options exercised -- 24,186 shares	-	-	(84)	-	468	-	384
Issuance of treasury stock to 401(k) plan -- 11,331 shares	-	-	138	-	214	-	352
Purchase of treasury shares -- 1,060,312 shares at $32.45 per share	-	-	-	-	(34,412)	-	(34,412)
Reclassification of treasury stock	-	(5,375)	(106,853)	-	112,228	-	-
Balance December 31, 2018	$-	$16,007	$122,486	$195,793	$-	$(1,429)	$332,857

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$-	$(1,429)	$332,857
Net income	-	-	-	38,802	-	-	38,802
Other comprehensive loss	-	-	-	-	-	(77)	(77)
Common dividends declared -- $0.96 per share	-	-	-	(15,060)	-	-	(15,060)
Equity-based compensation expense	-	44	1,437	-	-	-	1,481
Common stock options exercised -- 8,459 shares	-	8	128	-	-	-	136
Issuance of stock to 401(k) plan -- 12,407 shares	-	12	399	-	-	-	411
Repurchase of common shares -- 487,400 shares at $33.57 per share	-	(487)	(15,875)	-	-	-	(16,362)
Highlands Bankshares, Inc. acquisition	-	2,793	83,838	-	-	-	86,631
Balance December 31, 2019	$-	$18,377	$192,413	$219,535	$-	$(1,506)	$428,819

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Operating activities
Net income	$38,802	$36,340	$21,485
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,571	2,393	2,771
Depreciation and amortization of premises and equipment	3,448	2,912	3,560
Amortization of premiums on investments, net	195	40	172
Amortization of FDIC indemnification asset, net	2,377	2,181	3,517
Amortization of intangible assets	997	1,039	1,056
Goodwill impairment	-	1,492	-
Accretion on acquired loans	(3,231)	(6,391)	(5,417)
Equity-based compensation expense	1,481	1,158	790
Issuance of common stock to 401(k) plan	411	352	415
Gain on sale of premises and equipment, net	(75)	(25)	(1)
Provision expense and loss on sale of other real estate owned	1,253	1,313	791
Loss on sale of securities	43	618	661
Writedowns of property, plant & equipment	380	1,007	677
Loss on extinguishment of debt	-	1,096	-
Decrease in other operating activities	7,003	3,974	5,893
Net cash provided by operating activities	56,655	49,499	36,370
Investing activities
Proceeds from sale of securities available for sale	13,898	8,937	13,664
Proceeds from maturities, prepayments, and calls of securities available for sale	32,863	68,765	37,155
Proceeds from maturities and calls of securities held to maturity	25,000	-	21,840
Payments to acquire securities available for sale	(8,255)	(67,355)	(49,406)
Proceeds from repayments loans, net	85,233	39,512	37,455
Proceeds from bank owned life insurance	-	458	2,639
Payments for (redemption of) FHLB stock, net	129	(2,122)	694
Cash proceeds from mergers, acquisitions, and divestitures, net	25,863	10	-
(Payments to) proceeds from the FDIC	(152)	(151)	1,689
Proceeds from sale of premises and equipment	1,955	955	57
Payments to acquire premises and equipment	(8,411)	(2,551)	(2,354)
Proceeds from sale of other real estate owned	3,254	2,940	4,363
Net cash provided by investing activities	171,377	49,398	67,796
Financing activities
Increase in noninterest-bearing deposits, net	12,604	5,407	26,438
(Decrease) increase in interest-bearing deposits, net	(41,445)	(79,548)	62,115
Repayments of securities sold under agreements to repurchase, net	(27,769)	(716)	(67,919)
Repayments of FHLB and other borrowings, net	-	(50,000)	(30,708)
Proceeds from stock options exercised	136	384	378
Payments for repurchase of common stock	(16,362)	(34,412)	(1,263)
Payments of common stock dividends	(15,060)	(21,090)	(11,563)
Net cash used in financing activities	(87,896)	(179,975)	(22,522)
Net increase (decrease) in cash and cash equivalents	140,136	(81,078)	81,644
Cash and cash equivalents at beginning of period	76,873	157,951	76,307
Cash and cash equivalents at end of period	$217,009	$76,873	$157,951

Supplemental disclosure -- cash flow information
Cash paid for interest	$5,661	$7,935	$8,267
Cash paid for income taxes	8,057	7,610	15,852

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	3,160	5,686	2,283
Loans originated to finance other real estate	484	164	-
Increase (decrease) in accumulated other comprehensive loss	77	589	(1,171)
Non-cash sales price related to divestitures	-	1,603	-
Acquisitions:
Fair value of assets acquired	556,005	-	-
Fair value of liabilities assumed	506,179	-	-
Net assets acquired	49,826	-	-
Common stock issued in acquisition	86,631	-	-

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

Other Investments

As a condition of membership in the FHLB and the FRB, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $8.90 million as of December 31, 2019, and $7.78 million as of December 31, 2018.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.68 million as of December 31, 2019, and $2.20 million as of December 31, 2018.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Premises and Equipment

Premises, equipment, and capital leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; 3 to 5 years for computer software, hardware, and data handling equipment; and 7 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years and leasehold improvements are amortized over the lesser of the term of the respective leases plus the first optional renewal period, when renewal is reasonably assured, or the estimated useful lives of the improvements. The Company leases various properties within its branch network. Leases generally have initial terms of up to 10 years and most contain options to renew with increases in rent. All leases are accounted for as operating leases. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Standards

Standards to be Adopted in 2020

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU intends to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts and requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the update amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. ASU 2016-13 will be effective for the Company for fiscal years beginning after December 15, 2019, with early adoption permitted for fiscal years beginning after December 15, 2018. The Company is adopting ASU 2016-13 as of January 1, 2020, and will recognize a cumulative adjustment to retained earnings in connection with the adoption. The Company’s working group, along with its third-party vendor, are finalizing implementation of the new accounting standard.  The Company has selected loss estimation methodologies for its allowance for credit losses, performed testing on the chosen methodologies, and determined a qualitative adjustment methodology that aligns with the requirements of the new standard.  The Company is in the process of model validation and documenting procedures and internal controls surrounding the new processes.

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

FIRST COMMUNITY BANKSHARES, INC.

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

Standards Not Yet Adopted

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. Among other aspects, this ASU simplifies the accounting for income taxes by removing certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The update is not expected to have any material effect on the Company’s financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Acquisitions and Divestitures

The following are business combinations and divestitures which have occurred over the past three years:

Highlands Bankshares, Inc.

On September 11, 2019, the Company entered into an Agreement and Plan of Merger with Highlands Bankshares, Inc. (“Highlands” )of Abingdon, Virginia. Under the terms of the agreement and plan of merger, each share of Highlands’ common and preferred stock outstanding immediately converted into the right to receive 0.2703 shares of the Company’s stock. The transaction was consummated the close of business December 31, 2019. The transaction combined two traditional Southwestern Virginia community banks who serve the Highlands region in Virginia, North Carolina, and Tennessee. The total purchase price for the transaction was $86.65 million.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Highlands transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

	As recorded by	Fair Value		As recorded by
(Amounts in thousands, except share data)	Highlands	Adjustments		the Company
Assets
Cash and cash equivalents	$25,879	$-		$25,879
Securities available for sale	53,732	-		53,732
Loans held for sale	263	-		263
Loans held for investment, net of allowance and mark	438,896	(11,429)	( a )	427,467
Premises and equipment	16,722	(2,317)	( b )	14,405
Other real estate	1,963	-		1,963
Other assets	25,556	2,250	( c )	27,806
Intangible assets	-	4,490	( d )	4,490
Total assets	$563,011	$(7,006)		$556,005

LIABILITIES
Deposits:
Noninterest-bearing	$155,714	$-		$155,714
Interest-bearing	346,028	1,261	( e )	347,289
Total deposits	501,742	1,261		503,003
Long term debt	40	-		40
Other liabilities	2,938	198	( f )	3,136
Total liabilities	504,720	1,459		506,179
Net identifiable assets acquired over (under) liabilities assumed	58,291	(8,465)		49,826
Goodwill	-	36,821		36,821
Net assets acquired over liabilities assumed	$58,291	$28,356		$86,647

Consideration:
First Community Bankshares, Inc. common				2,792,729
Purchase price per share of the Company's common stock				$31.02
Fair Value of Company common stock issued				$86,631
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$86,647

Explanation of fair value adjustments:

     ( a ) - Adjustment reflects the fair value adjustments of $(14.70) million based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses ("ALLL") and deferred loan fees of $3.27 million recorded by Highlands.

( b ) - Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
( c ) - Adjustment to record the deferred tax asset related to the fair value adjustments.
( d ) - Adjustment reflects the recording of the core deposit intangible on the acquired deposit accounts.
( e ) - Adjustment reflects the fair value adjustment based on the Company's evaluation of the time deposit portfolio.

     ( f ) - Adjustment reflects the fair value adjustment for death benefits payable of $320 thousand, the fair value adjustment for lease liability of $(37) thousand and the fair value adjustment to the reserve for unfunded commitments of $(85) thousand.

The following table presents the carrying amount of acquired loans at December 31, 2019, which consist of loans with no credit deterioration, or performing loans, and loans with credit deterioration, or impaired loans.

	December 31, 2019
	Purchased	Purchased
(Amounts in thousands)	Performing	Impaired	Total
Commercial loans
Construction, development, and other land	$15,763	$1,956	$17,719
Commercial and industrial	44,474	2,829	47,303
Multi-family residential	21,032	1,663	22,695
Single family non-owner occupied	29,357	4,564	33,921
Non-farm, non-residential	107,489	21,710	129,199
Agricultural	2,298	-	2,298
Farmland	3,287	3,722	7,009
Total commercial loans	223,700	36,444	260,144
Consumer real estate loans
Home equity lines	23,654	2,157	25,811
Single family owner occupied	116,413	13,174	129,587
Owner occupied construction	1,097	-	1,097
Total consumer real estate loans	141,164	15,331	156,495
Consumer and other loans
Consumer loans	9,487	1,341	10,828
Loans acquired at fair value	$374,351	$53,116	$427,467

Comparative and Pro Forma Financial Information for Acquisitions in 2019

As the merger date was the close of business, December 31, 2019, Highlands had no earnings contribution to the 2019 consolidated statement of income for the Company.  Merger-related expenses of $2.12 million are recorded in the consolidated statement of income and include incremental costs related to the closing of the acquisition, including legal, investment banker costs, and other costs.

The following table discloses the impact of the merger.  The table also presents certain pro forma information as if Highlands had been acquired on January 1, 2019 and January, 1 2018.  These results combine the historical results of Highlands in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2019 or January 1, 2018.

Merger-related costs of $7.16 million incurred by both the Company and Highlands during the year ended December 31, 2019, have been excluded from the proforma information below.  No adjustments have been made to the pro formas to eliminate the provision for loan losses for the years ended December 31, 2019 and 2018 of Highlands in the amount of $738,000 and $1.84 million, respectively.    Additional expenses related to systems conversions and other costs of integration are expected to be recorded during 2020.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	ProForma	ProForma
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2019	December 31, 2018
Total revenues (net interest income plus noninterest income)	$150,618	$145,656
Net adjusted income available to the common shareholder	$43,463	$42,470

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Divestitures
Book value of assets sold	-	(1,685)	-
Book value of liabilities sold	-	37	-
Sales price in excess of net liabilities assumed	-	-	-
Total sales price	-	(1,648)	-
Cash sold	-	35	-
Non-cash sales price	-	1,603	-
Amount due remaining on books	-	-	-
Net cash received in divestitures	-	(10)	-
Net cash received in acquisitions and divestitures	$-	$-	$-

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,038	$-	$(4)	$5,034
Municipal securities	85,992	886	-	86,878
Mortgage-backed Agency securities	77,448	380	(166)	77,662
Total	$168,478	$1,266	$(170)	$169,574

	December 31, 2018
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,108	$5	$-	$1,113
U.S. Treasury securities	19,970	-	(10)	19,960
Municipal securities	96,886	912	(509)	97,289
Single issue trust preferred securities	-	-	-	-
Mortgage-backed Agency securities	35,513	14	(773)	34,754
Total	$153,477	$931	$(1,292)	$153,116

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2019. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Total
Amortized cost maturity:
One year or less	$-	$-	$-	$-
After one year through five years	-	-	28,739	28,739
After five years through ten years	1,941	-	48,941	50,882
After ten years	3,097	-	8,312	11,409
Amortized cost	$5,038	$-	$85,992	91,030
Mortgage-backed securities				77,448
Total amortized cost				$168,478

Fair value maturity:
One year or less	$-	$-	$-	$-
After one year through five years	-	-	29,049	29,049
After five years through ten years	1,937	-	49,517	51,454
After ten years	3,097	-	8,312	11,409
Fair value	$5,034	$-	$86,878	91,912
Mortgage-backed securities				77,662
Total fair value				$169,574

The debt securities held in the held-to-maturity portfolio at December 31, 2018, matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million. The following table presents the amortized cost and fair value of held-to-maturity debt securities, including gross unrealized gains and losses, at December 31, 2018:

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

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$975	$(4)	$-	$-	$975	$(4)
Municipal securities	-	-	-	-	-	-
Mortgage-backed Agency securities	8,020	(48)	8,319	(118)	16,339	(166)
Total	$8,995	$(52)	$8,319	$(118)	$17,314	$(170)

	December 31, 2018
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	19,960	(10)	-	-	19,960	(10)
Municipal securities	7,116	(62)	18,081	(447)	25,197	(509)
Mortgage-backed Agency securities	15,762	(99)	15,344	(674)	31,106	(773)
Total	$42,838	$(171)	$33,425	$(1,121)	$76,263	$(1,292)

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

There were 17 individual debt securities in an unrealized loss position as of December 31, 2019, and their combined depreciation in value represented 0.10% of the debt securities portfolio. These securities included 10 securities in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to maturity or recovery. There were 90 individual debt securities in an unrealized loss position as of December 31, 2018, and their combined depreciation in value represented 0.74% of the debt securities portfolio.

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

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Gross realized gains	$67	$-	$-
Gross realized losses	(110)	(618)	(661)
Net loss on sale of securities	$(43)	$(618)	$(661)

The carrying amount of securities pledged for various purposes totaled $27.87 million as of December 31, 2019, and $38.25 million as of December 31, 2018.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in FDIC assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $2.20 million as of December 31, 2019, and $1.79 million as of December 31, 2018. Deferred loan fees were $4.60 million as of December 31, 2019, and $4.60 million as of December 31, 2018. For information about off-balance sheet financing, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income with non-covered loans and by loan class, as of the dates indicated:

	December 31,
	2019		2018
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$48,659	2.30%	$63,508	3.58%
Commercial and industrial	142,962	6.76%	104,863	5.91%
Multi-family residential	121,840	5.76%	107,012	6.03%
Single family non-owner occupied	163,181	7.72%	140,097	7.89%
Non-farm, non-residential	727,261	34.39%	613,877	34.58%
Agricultural	11,756	0.56%	8,545	0.48%
Farmland	23,155	1.10%	18,905	1.07%
Total commercial loans	1,238,814	58.59%	1,056,807	59.54%
Consumer real estate loans
Home equity lines	110,078	5.21%	93,466	5.27%
Single family owner occupied	620,697	29.35%	510,963	28.78%
Owner occupied construction	17,241	0.82%	18,171	1.02%
Total consumer real estate loans	748,016	35.38%	622,600	35.07%
Consumer and other loans
Consumer loans	110,027	5.20%	71,552	4.03%
Other	4,742	0.22%	5,310	0.30%
Total consumer and other loans	114,769	5.42%	76,862	4.33%
Total non-covered loans	2,101,599	99.39%	1,756,269	98.94%
Total covered loans	12,861	0.61%	18,815	1.06%
Total loans held for investment, net of unearned income	$2,114,460	100.00%	$1,775,084	100.00%

Loans held for Sale	$263	$-	$-	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the covered loan portfolio, by loan class, as of the dates indicated.

	December 31,
(Amounts in thousands)	2019	2018
Covered loans
Commercial loans
Construction, development, and other land	$28	$35
Single family non-owner occupied	199	238
Non-farm, non-residential	3	6
Total commercial loans	230	279
Consumer real estate loans
Home equity lines	9,853	15,284
Single family owner occupied	2,778	3,252
Total consumer real estate loans	12,631	18,536
Total covered loans	$12,861	$18,815

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

	December 31,
	2019		2018
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$5,071	$6,431	$5,330	$7,272
Waccamaw	2,708	14,277	5,805	19,602
Highlands	53,116	64,096	-	-
Other acquired	352	378	868	894
Total PCI Loans	$61,247	$85,182	$12,003	$27,768

The Highlands acquisition added $8.15 million in accretable yield and not included in the table below. The total fair value of the Highlands PCI loans is $53.12 million. The gross contractual cash flows for the Highlands PCI loans is $76.45 million. The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Total
(Amounts in thousands)
Balance January 1, 2017	$4,392	$21,834	$26,226
Accretion	(1,379)	(5,664)	(7,043)
Reclassifications from nonaccretable difference(1)	825	3,378	4,203
Other changes, net	(450)	(83)	(533)
Balance December 31, 2017	$3,388	$19,465	$22,853

Balance January 1, 2018	$3,388	$19,465	$22,853
Accretion	(1,263)	(6,269)	(7,532)
Reclassifications from nonaccretable difference(1)	8	1,770	1,778
Other changes, net	457	(327)	130
Balance December 31, 2018	$2,590	$14,639	$17,229

Balance January 1, 2019	$2,590	$14,639	$17,229
Accretion	(950)	(3,317)	(4,267)
Reclassifications from nonaccretable difference(1)	17	1,440	1,457
Other changes, net	233	(188)	45
Balance December 31, 2019	$1,890	$12,574	$14,464

(1)	Respresents changes attributable to expected loss assumptions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	December 31, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$45,781	$2,079	$799	$-	$-	$48,659
Commercial and industrial	135,651	4,327	2,984	-	-	142,962
Multi-family residential	118,045	2,468	1,327	-	-	121,840
Single family non-owner occupied	149,916	7,489	5,776	-	-	163,181
Non-farm, non-residential	683,481	27,160	16,620	-	-	727,261
Agricultural	11,299	122	335	-	-	11,756
Farmland	17,609	4,107	1,439	-	-	23,155
Consumer real estate loans
Home equity lines	106,246	2,014	1,818	-	-	110,078
Single family owner occupied	580,580	17,001	23,116	-	-	620,697
Owner occupied construction	16,341	179	721	-	-	17,241
Consumer and other loans
Consumer loans	108,065	1,341	621	-	-	110,027
Other	4,742	-	-	-	-	4,742
Total non-covered loans	1,977,756	68,287	55,556	-	-	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	28	-	-	-	28
Single family non-owner occupied	199	-	-	-	-	199
Non-farm, non-residential	-	-	3	-	-	3
Consumer real estate loans
Home equity lines	7,177	2,327	349	-	-	9,853
Single family owner occupied	2,111	275	392	-	-	2,778
Total covered loans	9,487	2,630	744	-	-	12,861
Total loans	$1,987,243	$70,917	$56,300	$-	$-	$2,114,460

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	December 31, 2019			December 31, 2018
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$552	$768	$-	$824	$840	$-
Commercial and industrial	576	599	-	386	416	-
Multi-family residential	1,254	1,661	-	1,127	1,274	-
Single family non-owner occupied	2,652	3,176	-	2,761	3,095	-
Non-farm, non-residential	4,158	4,762	-	4,154	4,494	-
Agricultural	158	164	-	86	96	-
Farmland	1,437	1,500	-	1,464	1,547	-
Consumer real estate loans
Home equity lines	1,372	1,477	-	1,315	1,451	-
Single family owner occupied	15,588	17,835	-	15,451	18,390	-
Owner occupied construction	648	648	-	225	225	-
Consumer and other loans
Consumer loans	290	294	-	145	156	-
Total impaired loans with no allowance	28,685	32,884	-	27,938	31,984	-

Impaired loans with a related allowance
Commercial loans
Multi-family residential	-	-	-	534	536	230
Non-farm, non-residential	1,241	1,227	292	840	842	235
Consumer real estate loans
Home equity lines	-	-	-	65	68	65
Single family owner occupied	1,246	1,246	353	3,631	3,683	922
Total impaired loans with an allowance	2,487	2,473	645	5,070	5,129	1,452
Total impaired loans(1)	$31,172	$35,357	$645	$33,008	$37,113	$1,452

(1)

Total impaired loans include loans totaling $24.64 million as of December 31, 2019, and $25.27 million as of December 31, 2018, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of individual loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Year Ended December 31,
	2019		2018		2017
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$22	$704	$26	$921	$56	$455
Commercial and industrial	34	363	19	383	14	556
Multi-family residential	24	1,356	47	910	53	523
Single family non-owner occupied	123	2,979	123	2,652	106	3,214
Non-farm, non-residential	123	4,683	133	4,828	122	4,052
Agricultural	9	121	-	164	5	124
Farmland	55	1,469	64	1,172	17	853
Consumer real estate loans
Home equity lines	46	1,439	44	1,637	50	1,365
Single family owner occupied	599	16,058	503	15,423	488	15,758
Owner occupied construction	29	308	8	244	8	234
Consumer and other loans
Consumer loans	13	213	9	161	9	75
Total impaired loans with no related allowance	1,077	29,693	976	28,495	928	27,209

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	107
Commercial and industrial	-	-	-	-	103	1,376
Multi-family residential	-	-	2	270	-	-
Single family non-owner occupied	-	-	7	110	27	479
Non-farm, non-residential	48	766	2	809	15	789
Farmland	-	-	-	307	22	442
Consumer real estate loans
Home equity lines	-	-	3	68	-	104
Single family owner occupied	46	1,947	158	5,296	161	4,805
Total impaired loans with a related allowance	94	2,713	172	6,860	328	8,102
Total impaired loans	$1,171	$32,406	$1,148	$35,355	$1,256	$35,311

There were no PCI loan pools that became impaired subsequent to the acquisition of the loans as of December 31, 2019 or 2018. The following tables provide information on impaired PCI loan pools for the dates indicated:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Interest income recognized	$-	$-	$20
Average recorded investment	-	-	528

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31, 2019			December 31, 2018
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$211	$-	$211	$413	$-	$413
Commercial and industrial	530	-	530	428	-	428
Multi-family residential	1,144	-	1,144	1,395	-	1,395
Single family non-owner occupied	1,286	-	1,286	1,696	15	1,711
Non-farm, non-residential	3,400	-	3,400	4,020	-	4,020
Agricultural	158	-	158	86	-	86
Farmland	713	-	713	711	-	711
Consumer real estate loans
Home equity lines	753	220	973	614	271	885
Single family owner occupied	7,259	24	7,283	10,141	36	10,177
Owner occupied construction	428	-	428	-	-	-
Consumer and other loans
Consumer loans	231	-	231	79	-	79
Total nonaccrual loans	$16,113	$244	$16,357	$19,583	$322	$19,905

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $144 thousand as of December 31, 2019, and $58 thousand as of December 31, 2018.

	December 31, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$63	$65	$211	$339	$48,320	$48,659
Commercial and industrial	1,913	238	507	2,658	140,304	142,962
Multi-family residential	375	-	1,144	1,519	120,321	121,840
Single family non-owner occupied	754	267	661	1,682	161,499	163,181
Non-farm, non-residential	917	1,949	3,027	5,893	721,368	727,261
Agricultural	86	164	-	250	11,506	11,756
Farmland	856	349	664	1,869	21,286	23,155
Consumer real estate loans
Home equity lines	1,436	165	503	2,104	107,974	110,078
Single family owner occupied	7,728	2,390	3,766	13,884	606,813	620,697
Owner occupied construction	207	-	428	635	16,606	17,241
Consumer and other loans
Consumer loans	1,735	439	202	2,376	107,651	110,027
Other	22	-	-	22	4,720	4,742
Total non-covered loans	16,092	6,026	11,113	33,231	2,068,368	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	28	28
Single family non-owner occupied	-	-	-	-	199	199
Non-farm, non-residential	-	-	-	-	3	3
Consumer real estate loans
Home equity lines	144	28	-	172	9,681	9,853
Single family owner occupied	-	50	-	50	2,728	2,778
Total covered loans	144	78	-	222	12,639	12,861
Total loans	$16,236	$6,104	$11,113	$33,453	$2,081,007	$2,114,460

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2018
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$111	$-	$407	$518	$62,990	$63,508
Commercial and industrial	306	-	262	568	104,295	104,863
Multi-family residential	113	-	1,274	1,387	105,625	107,012
Single family non-owner occupied	514	1,115	992	2,621	137,476	140,097
Non-farm, non-residential	1,332	540	2,398	4,270	609,607	613,877
Agricultural	109	-	-	109	8,436	8,545
Farmland	640	-	392	1,032	17,873	18,905
Consumer real estate loans
Home equity lines	408	209	334	951	92,515	93,466
Single family owner occupied	5,006	3,495	4,445	12,946	498,017	510,963
Owner occupied construction	-	-	-	-	18,171	18,171
Consumer and other loans
Consumer loans	507	200	59	766	70,786	71,552
Other	-	-	-	-	5,310	5,310
Total non-covered loans	9,046	5,559	10,563	25,168	1,731,101	1,756,269
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	35	35
Single family non-owner occupied	15	-	-	15	223	238
Non-farm, non-residential	-	-	-	-	6	6
Consumer real estate loans
Home equity lines	176	38	91	305	14,979	15,284
Single family owner occupied	166	-	-	166	3,086	3,252
Total covered loans	357	38	91	486	18,329	18,815
Total loans	$9,403	$5,597	$10,654	$25,654	$1,749,430	$1,775,084

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $250 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $250 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of December 31, 2019 or 2018. The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31,
	2019			2018
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Single family non-owner occupied	$552	$595	$1,147	$640	$309	$949
Non-farm, non-residential	-	307	307	-	314	314
Consumer real estate loans
Home equity lines	-	115	115	-	127	127
Single family owner occupied	1,790	5,305	7,095	1,941	5,417	7,358
Owner occupied construction	-	221	221	-	225	225
Consumer and other loans
Consumer loans	-	32	32	-	35	35
Total TDRs	$2,342	$6,575	$8,917	$2,581	$6,427	$9,008

Allowance for loan losses related to TDRs			$353			$568

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Interest income recognized	$277	$264	$222

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated.

	Year Ended December 31,
	2019			2018
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	-	$-	$-	1	$11	$11
Below market interest rate and extended payment term
Single family owner occupied	6	887	871	1	41	41
Principal deferral
Home equity	1	5	2
Single family owner occupied	3	331	279	-	-	-
Total principal deferral	4	336	281	-	-	-
Total	10	$1,223	$1,152	2	$52	$52

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the periods indicated:

	Year Ended December 31,
	2019		2018
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Single family owner occupied	-	$-	1	$521
Total	-	$-	1	$521

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2019	December 31, 2018
(Amounts in thousands)
Non-covered OREO	$3,969	$3,806
Covered OREO	-	32
Total OREO	$3,969	$3,838

Non-covered OREO secured by residential real estate	$2,232	$2,303
Residential real estate loans in the foreclosure process(1)	1,539	6,349

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of December 31, 2019 or 2018.

	Year Ended December 31, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
Provision for (Recovery of) loan losses charged to operations	1,411	(105)	2,265	3,571
Charge-offs	(2,548)	(1,790)	(1,923)	(6,261)
Recoveries	873	1,488	487	2,848
Net charge-offs	(1,675)	(302)	(1,436)	(3,413)
Ending balance	$10,235	$6,325	$1,865	$18,425

	Year Ended December 31, 2018
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$11,672	$6,810	$794	$19,276
(Recovery of) provision for loan losses charged to operations	(660)	1,473	1,580	2,393
Charge-offs	(1,236)	(2,005)	(1,666)	(4,907)
Recoveries	723	454	328	1,505
Net charge-offs	(513)	(1,551)	(1,338)	(3,402)
Ending balance	$10,499	$6,732	$1,036	$18,267

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$30,334	$245
Commercial and industrial	-	-	95,659	699
Multi-family residential	944	-	98,201	969
Single family non-owner occupied	-	-	128,520	1,323
Non-farm, non-residential	2,575	292	591,520	6,361
Agricultural	-	-	9,458	145
Farmland		-	16,146	201
Total commercial loans	3,519	292	969,838	9,943
Consumer real estate loans
Home equity lines	-	-	91,999	673
Single family owner occupied	3,016	353	490,712	5,175
Owner occupied construction	-	-	16,144	124
Total consumer real estate loans	3,016	353	598,855	5,972
Consumer and other loans
Consumer loans	-	-	99,199	1,865
Other	-	-	4,742	-
Total consumer and other loans	-	-	103,941	1,865
Total loans, excluding PCI loans	$6,535	$645	$1,672,634	$17,780

	December 31, 2018
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$63,039	$417
Commercial and industrial	-	-	104,863	663
Multi-family residential	534	230	106,478	962
Single family non-owner occupied	-	-	138,451	1,442
Non-farm, non-residential	1,403	235	608,537	6,295
Agricultural	-	-	8,545	85
Farmland	513	-	18,392	170
Total commercial loans	2,450	465	1,048,305	10,034
Consumer real estate loans
Home equity lines	65	65	103,668	683
Single family owner occupied	3,631	922	509,929	4,931
Owner occupied construction	1,596	-	16,575	131
Total consumer real estate loans	5,292	987	630,172	5,745
Consumer and other loans
Consumer loans	-	-	71,552	1,036
Other	-	-	5,310	-
Total consumer and other loans	-	-	76,862	1,036
Total loans, excluding PCI loans	$7,742	$1,452	$1,755,339	$16,815

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The year ended December 31, 2018, includes a reclassification of $2.67 million of loans individually evaluated for impairment that were inadvertently reported in loans collectively evaluated for impairment.  Segments affected were as follows: $563 thousand dollars in Non-farm, non-residential, $513 thousand in Farmland, and $1.60 million in Owner occupied construction.

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31, 2019		December 31, 2018
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	4,371	-	4,405	-
Highlands:
1-4 family, senior-commercial	4,564	-	-	-
Construction & land development	1,956	-	-	-
Farmland and other agricultural	3,722	-	-	-
Multifamily	1,663	-	-	-
Commercial real estate-owner occupied	13,024	-	-	-
Commercial real estate- non-owner occupied	8,686	-	-	-
Commercial and industrial	2,829	-	-	-
Other	352	-	868	-
Total commercial loans	41,167	-	5,273	-
Consumer real estate loans
Waccamaw serviced home equity lines	2,121	-	5,017	-
Waccamaw residential	587	-	788	-
Highlands:	-	-	-	-
1-4 family, junior and HELOCS	2,157	-	-	-
1-4 family, senior-consumer	13,174	-	-	-
Consumer	1,341	-	-	-
Peoples residential	700	-	925	-
Total consumer real estate loans	20,080	-	6,730	-
Total PCI loans	$61,247	$-	$12,003	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank in 2012, the Company entered into loss share agreements with the FDIC in which the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to those covered assets. Loss share coverage on commercial loans expired June 30, 2017, with recoveries continuing until June 30, 2020. Loss share coverage on single family loans will expire June 30, 2022. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset and total covered loans and OREO for the periods indicated:

	Year Ended December 31,
	2019	2018
(Amounts in thousands)
Beginning balance	$5,108	$7,161
Reimbursable expenses to the FDIC	-	(23)
Net amortization	(2,377)	(2,181)
Payments to the FDIC	152	151
Ending balance	$2,883	$5,108

Covered loans	$12,861	$18,815
Covered OREO	-	32

Note 8. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2019	2018
(Amounts in thousands)
Land	$22,899	$18,090
Buildings and leasehold improvements	52,351	45,079
Equipment	38,173	33,551
Total premises and equipment	113,423	96,720
Accumulated depreciation and amortization	(50,599)	(50,935)
Total premises and equipment, net	$62,824	$45,785

Impairment charges related to certain long-term investments in land and buildings totaled $380 thousand in 2019, $1.01 million in 2018, and $677 thousand in 2017. Depreciation and amortization expense for premises and equipment was $3.45 million in 2019, $2.91 million in 2018, and $3.56 million in 2017.

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

The Company’s current operating leases relate primarily to bank branches. Two operating leases were acquired in the Highlands transaction; neither of which were for bank branches. One of the leases will terminate in the first quarter of 2020; while the other remaining Highlands’ lease will terminate in early 2022. No right ROU was recorded in the transaction due to the ROU asset related to the lease that terminates in 2022 being impaired as of the acquisition date; a lease liability was recorded for $82 thousand. The Company’s total operating leases have remaining terms of 2 – 10 years. As of December 31, 2019, the Company’s ROU asset and lease liability were $917 thousand and $1.01 million, respectively. The weighted average discount rate was 3.22%.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amount
(Amounts in thousands)
2020	$154
2021	154
2022	131
2023	119
2024 and thereafter	580
Total lease payments	1,138
Less: Interest	(129)
Present value of lease liabilities	$1,009

Lease expense was $203 thousand in 2019, $318 thousand in 2018, and $582 thousand in 2017. The Company maintained no subleases as of December 31, 2019.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. In October 2018, the Company sold its remaining insurance agency assets to BI in exchange for an equity interest in BI. In connection with the divestiture, the Company recognized a one-time goodwill impairment charge of $1.49 million. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment. The Company performed its annual assessment of goodwill during the fourth quarter of 2019 and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

The following table presents the changes in goodwill, by reporting unit, during the periods indicated:

(Amounts in thousands)
Balance January 1, 2017	$95,779
Acquisitions and dispositions, net	-
Balance December 31, 2017	$95,779

Balance January 1, 2018	$95,779
Acquisitions and dispositions, net	(1,543)
Impairment charges	(1,492)
Balance December 31, 2018	$92,744

Balance January 1, 2019	$92,744
Acquisitions and dispositions, net	36,821
Balance December 31, 2019	$129,565

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

As of December 31, 2019, the remaining lives of core deposit intangibles ranged from 3 years to 10 years with a weighted average remaining life of 7 years. Other identifiable intangibles currently consist primarily of the value assigned to contractual rights arising from FCWM. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2019	2018	2017
(Amounts in thousands)
Core deposit intangibles	$8,184	$8,184	$8,184
Acquisitions and dispositions, net	4,490	-	-
Accumulated amortization	(4,155)	(3,158)	(2,161)
Core deposit intangibles, net	8,519	5,026	6,023
Other identifiable intangibles	-	535	879
Accumulated amortization	-	(535)	(751)
Other identifiable intangibles, net	-	-	128
Total other intangible assets, net	$8,519	$5,026	$6,151

Amortization expense for other intangible assets was $997 thousand in 2019, $1.04 million in 2018, and $1.06 million in 2017.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2019:

(Amounts in thousands)
2020	$1,446
2021	1,446
2022	1,446
2023	880
2024	856
2025 and thereafter	2,445
Total estimated amortization expense	$8,519

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2019	2018
(Amounts in thousands)
Noninterest-bearing demand deposits	$627,868	$459,550
Interest-bearing deposits
Interest-bearing demand deposits	497,470	451,721
Money market accounts	235,712	153,483
Savings deposits	453,240	345,335
Certificates of deposit	372,821	330,757
Individual retirement accounts	142,801	114,904
Total interest-bearing deposits	1,702,044	1,396,200
Total deposits	$2,329,912	$1,855,750

The following schedule presents the contractual maturities of time deposits, by year, as of December 31, 2019:

(Amounts in thousands)
2020	$282,220
2021	106,927
2022	62,436
2023	33,579
2024	23,622
2025 and thereafter	6,838
Total contractual maturities	$515,622

Time deposits of $250 thousand or more totaled $53.49 million as of December 31, 2019, and $43.84 million as of December 31, 2018. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2019:

(Amounts in thousands)
Three months or less	$13,832
Over three through six months	7,867
Over six through twelve months	11,764
Over twelve months	20,031
Total contractual maturities	$53,494

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2019		2018
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$1,601	0.14%	$4,370	0.12%
Long-term borrowings
Wholesale repurchase agreements	-		25,000	3.18%
Total borrowings	$1,601		$29,370

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2019:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
U.S. Agency securities	$-	$-	$-	$-	$-
Municipal securities	871	-	-	-	871
Mortgage-backed Agency securities	730	-	-	-	730
Total	$1,601	$-	$-	$-	$1,601

The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter of 2019. The Company repaid the borrowing with current liquidity.

As of December 31, 2019, unused borrowing capacity with the FHLB totaled $261.50 million, net of FHLB letters of credit of $161.07 million. The Company pledged $742.86 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2020. There was no outstanding balance on the line as of December 31, 2019 or 2018.

Note 12. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2019. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2019			2018
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$17,432	$-	$510	$5,483	$12	$-
Total derivatives	$17,432	$-	$510	$5,483	$12	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$12	$40	$78	Interest and fees on loans
Total derivative expense	$12	$40	$78

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

	December 31,
	2019	2018
(Amounts in thousands)
Beginning balance	$9,265	$9,635
Plan change	262	-
Service cost	320	245
Interest cost	404	358
Actuarial loss (gain)	1,570	(565)
Benefits paid	(509)	(408)
Ending balance	$11,312	$9,265

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2019	2018	2017	Income Statement Location
(Amounts in thousands)
Service cost	$320	$245	$231	Salaries and employee benefits
Interest cost	404	358	372	Other expense
Amortization of prior service cost	257	228	228	Other expense
Amortization of losses	20	57	31	Other expense
Net periodic cost	$1,001	$888	$862

Assumed discount rate	3.10%	4.28%	3.85%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2019:

(Amounts in thousands)
2020	$590
2021	648
2022	652
2023	651
2024	679
2025 through 2029	3,520

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2019 or 2018. There was no deferred compensation plan expense in 2019, compared to none in 2018 and $11 thousand in 2017.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2019, stop-loss insurance coverage generally limits the Company’s risk of loss to $175 thousand for individual claims and $4.60 million for aggregate claims. Health plan expenses were $3.97 million in 2019, $3.72 million in 2018, and $3.50 million in 2017.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.10 million in 2019, $1.06 million in 2018, and $1.18 million in 2017. The KSOP held 346,833 shares of the Company’s common stock as of December 31, 2019, 366,969 shares as of December 31, 2018, and 387,935 shares as of December 31, 2017.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2019, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms. The 2012 Plan authorized 600,000 shares available for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Grants issued under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Pre-tax compensation expense	$1,481	$1,158	$790
Excess tax benefit	-	95	17

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2019:

	Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual	Aggregate Intrinsic
(Amounts in thousands, except share and per share data)	Shares	Per Share	Term (Years)	Value

Outstanding, January 1, 2019	156,255	$20.85
Granted	-	-
Exercised	(8,459)	16.14
Canceled	(596)	24.72
Outstanding, December 31, 2019	147,200	$21.10	4.6	$1,460
Exercisable, December 31, 2019	126,699	$20.52	4.2	$1,331

There were no options granted in 2019 or 2018.

The intrinsic value of options exercised was $150 thousand in 2019, $423 thousand in 2018, and $84 thousand in 2017. As of December 31, 2019, unrecognized compensation cost related to nonvested stock options totaled $10 thousand with an expected weighted average recognition period of 0.27 years. The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2019:

		Weighted Average
	Shares	Grant-Date Fair Value

Nonvested, January 1, 2019	51,113	$27.37
Granted	50,521	34.22
Vested	(43,784)	29.26
Canceled	(197)	32.76
Nonvested, December 31, 2019	57,653	$31.93

As of December 31, 2019, unrecognized compensation cost related to nonvested restricted stock awards totaled $1.23 million with an expected weighted average recognition period of 1.90 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Other operating income
Bank owned life insurance	$916	$687	$1,365
Other(1)	1,888	1,861	2,137
Total other operating income	$2,804	$2,548	$3,502

Other operating expense
OREO expense and net loss	1,494	1,549	1,202
Telephone and data communications	1,404	1,333	1,554
Office supplies	647	1,045	1,171
Other(1)	8,384	8,800	7,914
Total other operating expense	$11,929	$12,727	$11,841

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

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Current tax expense (benefit):
Federal	$9,603	$7,201	$14,509
State	1,554	1,233	926
Total current tax expense	11,157	8,434	15,435

Deferred tax expense (benefit):
Federal	(152)	296	5,205
State	(11)	52	(12)
Total deferred tax expense (benefit)	(163)	348	5,193
Total income tax expense	$10,994	$8,782	$20,628

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

	Year Ended December 31,
	2019		2018		2017
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$10,457	21.00%	$9,475	21.00%	$14,739	35.00%
State income tax, net of federal benefit	1,220	3.12%	1,016	2.25%	692	1.64%
	11,677	24.12%	10,491	23.25%	15,431	36.64%
Increase (decrease) resulting from:
Tax-exempt interest income	(637)	(1.28)%	(702)	-1.56%	(1,228)	-2.92%
Nondeductible goodwill impairment and disposition	-	0.00%	569	1.26%	-	0.00%
Bank owned life insurance	(249)	(0.50)%	(144)	-0.32%	(478)	-1.13%
Deferred tax revaluation	(98)	(0.20)%	(1,669)	-3.70%	6,552	15.56%
Other items, net	301	0.10%	237	0.53%	351	0.83%
Income tax at the effective tax rate	$10,994	22.24%	$8,782	19.46%	$20,628	48.98%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2019	2018
Deferred tax assets
Allowance for loan losses	$4,312	$4,275
Unrealized losses on available-for-sale securities	-	87
Unrealized asset losses	540	730
Purchase accounting	3,689	24
FDIC assisted transactions	1,597	1,510
Intangible assets	745	2,430
Deferred compensation assets	4,079	3,468
Federal net operating loss carryforward	4,279	-
Deferred loan fees	1,247	1,201
Other	1,746	491
Total deferred tax assets	22,234	14,216

Deferred tax liabilities
FDIC indemnification asset	675	1,195
Fixed assets	1,080	1,381
Odd days interest deferral	1,912	1,614
Unrealized gains on available for sale securities	230	-
Other	399	460
Total deferred tax liabilities	4,296	4,650
Net deferred tax asset	$17,938	$9,566

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2019 or 2018. The Company had no deferred tax valuation allowance recorded as of December 31, 2019 or 2018, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state tax departments for the years ended December 31, 2016 through 2018.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2017	$(544)	$(1,467)	$(2,011)
Other comprehensive income (loss) before reclassifications	972	(132)	840
Reclassified from AOCI	413	162	575
Other comprehensive income, net	1,385	30	1,415
Reclassification of certain tax effects	134	(378)	(244)
Balance December 31, 2017	$975	$(1,815)	$(840)

Balance January 1, 2018	$975	$(1,815)	$(840)
Other comprehensive (loss) income before reclassifications	(1,748)	446	(1,302)
Reclassified from AOCI	488	225	713
Other comprehensive (loss) income, net	(1,260)	671	(589)
Balance December 31, 2018	$(285)	$(1,144)	$(1,429)

Balance January 1, 2019	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss) before reclassifications	1,117	(1,448)	(331)
Reclassified from AOCI	34	220	254
Other comprehensive income (loss), net	1,151	(1,228)	(77)
Balance December 31, 2019	$866	$(2,372)	$(1,506)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2019	2018	2017	Line Item Affected
Available-for-sale securities
Losses recognized	$43	$618	$661	Net loss on sale of securities
Reclassified out of AOCI, before tax	43	618	661	Income before income taxes
Income tax benefit	(9)	(130)	(248)	Income tax expense
Reclassified out of AOCI, net of tax	34	488	413	Net income
Employee benefit plans
Amortization of prior service cost	257	228	228	Other operating expense
Amortization of net actuarial loss	21	57	31	Other operating expense
Reclassified out of AOCI, before tax	278	285	259	Income before income taxes
Income tax expense	(58)	(60)	(97)	Income tax expense
Reclassified out of AOCI, net of tax	220	225	162	Net income
Total reclassified out of AOCI, net of tax	$254	$713	$575	Net income

FIRST COMMUNITY BANKSHARES, INC.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,034	$-	$5,034	$-
Municipal securities	86,878	-	86,878	-
Mortgage-backed Agency securities	77,662	-	77,662	-
Total available-for-sale debt securities	169,574	-	169,574	-
Equity securities	55	55	-	-
Fair value loans	10,358	-	-	10,358
Deferred compensation assets	3,990	3,990	-	-
Deferred compensation liabilities	3,990	3,990	-	-
Derivative liabilities	510	-	510	-

	December 31, 2018
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,113	$-	$1,113	$-
U.S. Treasury securities	19,960	-	19,960	-
Municipal securities	97,289	-	97,289	-
Mortgage-backed Agency securities	34,754	-	34,754	-
Total available-for-sale debt securities	153,116	-	153,116	-
Equity securities	55	55	-	-
Fair value loans	5,412	-	-	5,412
Deferred compensation assets	3,527	3,527	-	-
Derivative assets	12	-	12	-
Deferred compensation liabilities	3,527	3,527	-	-

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2018	$-
Transfer of certain loans into Level 3	5,739
Changes in fair value	1
Changes due to principal reduction	(328)
Balance December 31, 2018	$5,412

Balance January 1, 2019	$5,412
Transfer of certain loans into Level 3 (Highlands acquisition)	5,439
Changes in fair value	(230)
Changes due to principal reduction	(263)
Balance December 31, 2019	$10,358

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,828	$-	$-	$1,828
OREO, non-covered	3,969	-	-	3,969

	December 31, 2018
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,618	$-	$-	$3,618
OREO, non-covered	3,806	-	-	3,806
OREO, covered	32	-	-	32

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	December 31, 2019				December 31, 2018

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	22%	to	36%	(26%)	15%	to	100%	(29%)
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	15%	to	100%	(8%)	1%	to	81%	(31%)
OREO, covered	Discounted appraisals(1)	Appraisal adjustments(2)		N/A			49%	to	49%	(49%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$217,009	$217,009	$217,009	$-	$-
Debt securities available for sale	169,574	169,574	-	169,574	-
Equity securities	55	55	55	-	-
Loans held for sale	263	263			263
Loans held for investment, net of allowance	2,096,035	2,068,257	-	-	2,068,257
FDIC indemnification asset	2,883	1,201	-	-	1,201
Interest receivable	6,677	6,677	-	6,677	-
Deferred compensation assets	3,990	3,990	3,990	-	-

Liabilities
Time deposits	515,622	512,134	-	512,134	-
Securities sold under agreements to repurchase	1,601	1,601	-	1,601	-
Interest payable	472	472	-	472	-
Deferred compensation liabilities	3,990	3,990	3,990	-	-
Derivative liabilities	510	510	-	510	-

	December 31, 2018
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$76,873	$76,873	$76,873	$-	$-
Debt securities available for sale	153,116	153,116	-	153,116	-
Debt securities held to maturity	25,013	24,990	-	24,990	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	1,756,817	1,720,114	-	-	1,720,114
FDIC indemnification asset	5,108	2,565	-	-	2,565
Interest receivable	5,481	5,481	-	5,481	-
Derivative financial assets	12	12	-	12	-
Deferred compensation assets	3,527	3,527	3,527	-	-

Liabilities
Time deposits	445,661	436,018	-	436,018	-
Securities sold under agreements to repurchase	29,370	29,389	-	29,389	-
Interest payable	618	618	-	618	-
Deferred compensation liabilities	3,527	3,527	3,527	-	-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands, except share and per share data)
Net income	$38,802	$36,340	$21,485

Weighted average common shares outstanding, basic	15,690,812	16,587,504	17,002,116
Dilutive effect of potential common shares
Stock options	53,907	62,417	52,205
Restricted stock	11,374	16,464	23,521
Total dilutive effect of potential common shares	65,281	78,881	75,726
Weighted average common shares outstanding, diluted	15,756,093	16,666,385	17,077,842

Basic earnings per common share	$2.47	$2.19	$1.26
Diluted earnings per common share	2.46	2.18	1.26

Antidilutive potential common shares
Stock options	25	19	64,081
Restricted stock	25,853	2,736	3,620
Total potential antidilutive shares	25,878	2,755	67,701

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

	Year Ended December 31,
	2019	2018
(Amounts in thousands)
Beginning balance	$22,033	$19,337
New loans and advances	3,958	7,142
Loan repayments	(5,634)	(4,676)
Reclassifications(1)	(12)	230
Ending balance	$20,345	$22,033

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $7.29 million as of December 31, 2019, and $7.30 million as of December 31, 2018. Legal fees paid to related parties totaled $150 thousand in 2019, $67 thousand in 2018, and $44 thousand in 2017. There were no lease payments paid to related parties in 2019 and in 2018; $49 thousand was paid in 2017. Other expense paid to related parties totaled $7 thousand in 2019, $4 thousand in 2018, and $63 thousand in 2017.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2019	2018
(Amounts in thousands)
Commitments to extend credit	$228,716	$215,239
Standby letters of credit and financial guarantees(1)	167,612	149,494
Total off-balance sheet risk	396,328	364,733

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

The current risk-based capital requirements, based on the international capital standards known as Basel III, requires the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets, and of Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”), as defined in the regulations. On January 1, 2016, Basel III’s capital conservation buffer (“CCB”), which is intended to absorb losses during periods of economic stress, became effective at 0.625%, and was phased in over a four-year period (increased an additional 0.625% each year until it reached 2.5% on January 1, 2019).

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2019
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$292,241	14.31%	$91,926	4.50%	$142,996	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	292,241	14.31%	122,568	6.00%	173,637	8.50%	N/A	N/A
Total risk-based capital ratio	310,732	15.21%	163,423	8.00%	214,493	10.50%	N/A	N/A
Tier 1 Leverage ratio	292,241	14.01%	83,408	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$262,716	12.87%	$91,860	4.50%	$142,893	7.00%	$132,686	6.50%
Tier 1 risk-based capital ratio	262,716	12.87%	122,480	6.00%	173,513	8.50%	163,306	8.00%
Total risk-based capital ratio	281,207	13.78%	163,306	8.00%	214,339	10.50%	204,133	10.00%
Tier 1 Leverage ratio	262,716	12.61%	83,313	4.00%	N/A	N/A	104,141	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2018
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$236,544	13.72%	$77,570	4.50%	$120,664	6.375%	N/A	N/A
Tier 1 risk-based capital ratio	236,544	13.72%	103,427	6.00%	146,521	7.875%	N/A	N/A
Total risk-based capital ratio	254,877	14.79%	137,902	8.00%	180,997	9.875%	N/A	N/A
Tier 1 Leverage ratio	236,544	10.95%	86,439	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$215,424	12.55%	$77,223	4.50%	$120,124	6.375%	$111,544	6.50%
Tier 1 risk-based capital ratio	215,424	12.55%	102,964	6.00%	145,865	7.875%	137,285	8.00%
Total risk-based capital ratio	233,757	13.62%	137,285	8.00%	180,186	9.875%	171,606	10.00%
Tier 1 Leverage ratio	215,424	9.98%	86,376	4.00%	N/A	N/A	107,970	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2019	2018
Assets
Cash and due from banks	$23,998	$13,726
Loans to affiliates	184	184
Investment in subsidiaries	399,294	311,736
Other assets	5,888	7,717
Total assets	$429,364	$333,363

Liabilities
Other liabilities	$545	$506
Total liabilities	545	506

Stockholders' equity
Preferred stock	-	-
Common stock	18,377	16,007
Additional paid-in capital	192,413	122,486
Retained earnings	219,535	195,793
Accumulated other comprehensive loss	(1,506)	(1,429)
Total stockholders' equity	428,819	332,857
Total liabilities and stockholders' equity	$429,364	$333,363

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2019	2018	2017
(Amounts in thousands)
Cash dividends received from subsidiary bank	$38,500	$48,000	$22,720
Other income	444	306	352
Other operating expense	1,420	2,293	2,044
Income before income taxes and equity in undistributed net income of subsidiaries	37,524	46,013	21,028
Income tax benefit	(276)	(595)	(678)
Income before equity in undistributed net income of subsidiaries	37,800	46,608	21,706
Equity in (dividends in excess) of undistributed net income of subsidiaries	1,002	(10,268)	(221)
Net income	$38,802	$36,340	$21,485

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2019	2018	2017
Operating activities
Net income	$38,802	$36,340	$21,485
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	1,865	1,509	656
Net cash provided by operating activities	40,667	37,849	22,141
Investing activities
Dividends in excess of undistributed net income of subsidiaries	(1,002)	10,268	221
Net cash provided by investing activities	(1,002)	10,268	221
Financing activities
Repayments of long-term debt	-	-	(15,464)
Proceeds from issuance of common stock	136	832	738
Payments for repurchase of common stock	(16,362)	(34,412)	(1,263)
Payments of common dividends	(15,060)	(21,090)	(11,563)
Net change in other financing activities	1,893	1,063	845
Net cash used in financing activities	(29,393)	(53,607)	(26,707)
Net increase (decrease) in cash and cash equivalents	10,272	(5,490)	(4,345)
Cash and cash equivalents at beginning of period	13,726	19,216	23,561
Cash and cash equivalents at end of period	$23,998	$13,726	$19,216

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$23,611	$24,382	$23,605	$23,370
Interest expense	1,425	1,393	1,384	1,313
Net interest income	22,186	22,989	22,221	22,057
Provision for loan losses	1,220	1,585	675	91
Net interest income after provision	20,966	21,404	21,546	21,966
Noninterest income, excluding net loss on sale of securities	8,080	8,692	7,634	9,314
Net loss on sale of securities	-	(43)	-	-
Noninterest expense	16,785	16,651	17,444	18,883
Income before income taxes	12,261	13,402	11,736	12,397
Income tax expense	2,630	2,951	2,580	2,833
Net income	$9,631	$10,451	$9,156	$9,564

Basic earnings per common share	$0.61	$0.67	$0.59	$0.61
Diluted earnings per common share	0.60	0.66	0.58	0.61
Dividends per common share	0.21	0.25	0.25	0.25

Weighted average basic shares outstanding	15,839,424	15,712,204	15,603,992	15,611,093
Weighted average diluted shares outstanding	15,920,950	15,775,320	15,664,587	15,670,047

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$24,330	$24,297	$24,286	$25,381
Interest expense	1,951	2,035	1,961	1,502
Net interest income	22,379	22,262	22,325	23,879
Provision for loan losses	495	495	495	908
Net interest income after provision	21,884	21,767	21,830	22,971
Noninterest income, excluding net loss on sale of securities	6,668	6,959	7,137	6,297
Net loss on sale of securities	-	-	(618)	-
Noninterest expense	17,116	17,160	18,131	17,366
Income before income taxes	11,436	11,566	10,218	11,902
Income tax expense	2,568	2,500	1,118	2,596
Net income	$8,868	$9,066	$9,100	$9,306

Basic earnings per common share	$0.52	$0.54	$0.55	$0.58
Diluted earnings per common share	0.52	0.54	0.55	0.57
Dividends per common share	0.66	0.18	0.21	0.21

Weighted average basic shares outstanding	16,955,758	16,689,398	16,512,823	16,201,148
Weighted average diluted shares outstanding	17,047,638	16,788,615	16,612,416	16,280,404

- Report of Independent Registered Public Accounting Firm -

Board of Directors and the Stockholders

First Community Bankshares, Inc. and Subsidiary

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. and Subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 13, 2020, expressed an unqualified opinion thereon.

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

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company’s auditor since 2006.

Asheville, North Carolina

March 13, 2020

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2019.

On September 11, 2019, the Company entered into an Agreement and Plan of Merger with Highlands Bankshares, Inc. “Highlands” of Abingdon, Virginia. The transaction was consummated the close of business December 31, 2019.  The internal control structure and procedures for financial reporting at Highlands were excluded from management’s assessment of internal controls over financial reporting for the period ending December 31, 2019.  Highlands represents 19.8% of total consolidated assets as of the transaction date.  The acquisition had no impact on 2019 revenues since it was completed as of the close of business on December 31, 2019.  There were no material changes to First Community Bankshares’ internal control over financial reporting as a result of this acquisition.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, appears hereafter in Item 8 of this Annual Report on Form 10-K.

Dated this 13th day of March, 2020.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

Board of Directors and Stockholders

First Community Bankshares, Inc. and Subsidiary

Bluefield, Virginia

Opinion on Internal Control Over Financial Reporting

We have audited First Community Bankshares, Inc. and Subsidiary (the “Company”) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Community Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of First Community Bankshares, Inc. and Subsidiary as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019, and our report dated March 13, 2020, expressed an unqualified opinion on those consolidated financial statements.

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

As described in Management’s Report on Internal Control over Financial Reporting, the scope of management’s assessment of internal control over financial reporting as of December 31, 2019 has excluded Highlands Bankshares, Inc. (“Highlands”) acquired at the close of business on December 31, 2019. We have also excluded Highlands from the scope of our audit of internal control over financial reporting. The acquisition of Highlands had no impact on consolidated revenues (total interest income and total noninterest income) for the year ended December 31, 2019, and represented 19.8 percent of consolidated total assets as of December 31, 2019.

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

March 13, 2020

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2019, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

M. Adam Sarver

Member/Co-Manager, Main Street Builders, LLC, Eastern Door & Glass, LLC, Longview Properties LLC, and Clover Leaf Properties, LLC

William P. Stafford, II

Chief Executive Officer, First Community Bankshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Executive Officers, First Community Bankshares, Inc

William P. Stafford, II Chief Executive Officer Gary R. Mills President	David D. Brown Chief Financial Officer E. Stephen Lilly Chief Operating Officer and Executive Vice President

Board of Directors, First Community Bank

James H. Atkinson, Jr.

Retired Chief Executive Officer, Peoples Bank of Virginia

Robert L. Buzzo

Retired Vice President and Secretary, First Community Bankshares, Inc.; Retired President Emeritus, First Community Bank

Samuel D. Campbell

Attorney at Law

C. William Davis

(See above)

Samuel L. Elmore

(See above)

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

(See above)

Gary R. Mills

(See above)

M. Adam Sarver

(See above)

William P. Stafford, II

(See above)

Frank C. Tinder

President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 28, 2020 (“2020 Annual Meeting”) under the headings “Proposal 1: Election of Directors, 2021,” “Nominees for the Class of 2023,” “Incumbent Directors,” “Non-Director Named Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports.”

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on April 11, 2019.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	63,371	$19.78	297,557
Equity compensation plans not approved by security holders(2)	83,829	22.10	-
Total	147,200		297,557

(1) Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan
(2) Includes the 2001 Directors' Option Plan and 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2012 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting under the headings “Corporate Governance” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required in this item is incorporated by reference to our Proxy Statement for the 2020 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

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

3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2019 and 2018; (ii) Consolidated Statements of Income for the years ended December 31, 2019, 2018, and 2017; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018, and 2017; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2019, 2018, and 2017; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, and 2017; and (vi) Notes to Consolidated Financial Statements

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of March, 2020.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer	March 13, 2020
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 13, 2020
David D. Brown

/s/ C. William Davis	Director	March 13, 2020
C. William Davis

/s/ Richard S. Johnson	Director	March 13, 2020
Richard S. Johnson

/s/ Gary R. Mills	President and Director	March 13, 2020
Gary R. Mills

/s/ M. Adam Sarver	Director	March 13, 2020
M. Adam Sarver