Form 10-Q
period 2020-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2020-05-11
CIK 859070

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

☐ Yes ☑ No

As of May 1, 2020, there were 17,700,728 shares outstanding of the registrant’s Common Stock, $1.00 par value.

FIRST COMMUNITY BANKSHARES, INC.

FORM 10-Q

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	the effects of the COVID-19 pandemic, including the negative impacts and disruptions on the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	inflation, interest rate, market and monetary fluctuations;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
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

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations may contain forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2020	2019(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$82,054	$66,818
Federal funds sold	156,893	148,000
Interest-bearing deposits in banks	2,666	2,191
Total cash and cash equivalents	241,613	217,009
Debt securities available for sale	107,753	169,574
Loans held for sale	-	263
Loans held for investment, net of unearned income (includes covered loans of $12,115 and $12,861, respectively)	2,096,725	2,114,460
Allowance for loan losses	(21,137)	(18,425)
Loans held for investment, net	2,075,588	2,096,035
FDIC indemnification asset	2,433	2,883
Premises and equipment, net	63,319	62,824
Other real estate owned	2,502	3,969
Interest receivable	6,117	6,677
Goodwill	129,565	129,565
Other intangible assets	8,159	8,519
Other assets	101,912	101,529
Total assets	$2,738,961	$2,798,847

Liabilities
Deposits
Noninterest-bearing	$620,292	$627,868
Interest-bearing	1,668,122	1,702,044
Total deposits	2,288,414	2,329,912
Securities sold under agreements to repurchase	1,348	1,601
Other borrowings	1,000	-
Interest, taxes, and other liabilities	36,593	38,515
Total liabilities	2,327,355	2,370,028

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,296,709 shares issued and 17,700,140 outstanding at March 31, 2020; 24,238,907 shares issued and 18,376,991 outstanding at December 31, 2019	17,700	18,377
Additional paid-in capital	172,231	192,413
Retained earnings	222,814	219,535
Accumulated other comprehensive loss	(1,139)	(1,506)
Total stockholders' equity	411,606	428,819
Total liabilities and stockholders' equity	$2,738,961	$2,798,847

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2020	2019
Interest income
Interest and fees on loans	$28,058	$22,179
Interest on securities -- taxable	380	409
Interest on securities -- tax-exempt	538	685
Interest on deposits in banks	533	338
Total interest income	29,509	23,611
Interest expense
Interest on deposits	1,825	1,305
Interest on short-term borrowings	2	120
Total interest expense	1,827	1,425
Net interest income	27,682	22,186
Provision for credit losses	3,500	1,220
Net interest income after provision for loan losses	24,182	20,966
Noninterest income
Wealth management	844	745
Service charges on deposits	3,731	3,408
Other service charges and fees	2,231	2,049
Net gain on sale of securities	385	-
Net FDIC indemnification asset amortization	(486)	(552)
Litigation settlements	-	1,675
Other operating income	844	755
Total noninterest income	7,549	8,080
Noninterest expense
Salaries and employee benefits	11,386	9,166
Occupancy expense	1,315	1,153
Furniture and equipment expense	1,384	1,033
Service fees	1,523	1,030
Advertising and public relations	512	524
Professional fees	233	414
Amortization of intangibles	361	246
FDIC premiums and assessments	-	168
Merger expenses	1,893	-
Other operating expense	3,057	3,051
Total noninterest expense	21,664	16,785
Income before income taxes	10,067	12,261
Income tax expense	2,195	2,630
Net income	$7,872	$9,631

Earnings per common share
Basic	$0.44	$0.61
Diluted	0.44	0.60
Weighted average shares outstanding
Basic	17,998,994	15,839,424
Diluted	18,050,071	15,920,950

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2020	2019
(Amounts in thousands)
Net income	$7,872	$9,631
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized gains on debt securities without other-than-temporary impairment	1,199	1,218
Reclassification adjustment for net gains recognized in net income	(385)	-
Net unrealized gains on available-for-sale debt securities	814	1,218
Employee benefit plans:
Net actuarial loss	(446)	(407)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	97	69
Net unrealized losses on employee benefit plans	(349)	(338)
Other comprehensive income, before tax	465	880
Income tax expense	98	184
Other comprehensive income, net of tax	367	696
Total comprehensive income	$8,239	$10,327

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

THREE MONTHS ENDED

March 31, 2020 and 2019

(Amounts in thousands, except share and per share data)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$(1,429)	$332,857
Net income	-	-	-	9,631	-	9,631
Other comprehensive income	-	-	-	-	696	696
Common dividends declared -- $0.21 per share	-	-	-	(3,321)	-	(3,321)
Equity-based compensation expense	-	38	819	-	-	857
Common stock options exercised -- 1,418 shares	-	2	22	-	-	24
Issuance of common stock to 401(k) plan -- 4,098 shares	-	4	136	-	-	140
Repurchase of common shares -- 232,900 shares at $33.41 per share	-	(233)	(7,549)	-	-	(7,782)
Balance March 31, 2019	$-	$15,818	$115,914	$202,103	$(733)	$333,102

Balance January 1, 2020	$-	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	-	-	7,872	-	7,872
Other comprehensive income	-	-	-	-	367	367
Common dividends declared -- $0.25 per share	-	-	-	(4,593)	-	(4,593)
Equity-based compensation expense	-	51	788	-	-	839
Issuance of common stock to 401(k) plan -- 6,617 shares	-	7	167	-	-	174
Repurchase of common shares -- 734,653 shares at $29.77 per share	-	(735)	(21,137)	-	-	(21,872)
Balance March 31, 2020	$-	$17,700	$172,231	$222,814	$(1,139)	$411,606

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2020	2019
Operating activities
Net income	$7,872	$9,631
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	3,500	1,220
Depreciation and amortization of premises and equipment	1,090	736
Amortization of premiums on investments, net	1,243	16
Amortization of FDIC indemnification asset, net	486	552
Amortization of intangible assets	361	246
Accretion on acquired loans	(1,954)	(765)
Equity-based compensation expense	839	857
Issuance of common stock to 401(k) plan	174	140
Gain on sale of premises and equipment, net	(1)	(20)
Loss on sale of other real estate owned	300	364
Gain on sale of securities	(385)	-
Increase \in accrued interest receivable	560	254
(Increase) decrease in other operating activities	(2,712)	862
Net cash provided by operating activities	11,373	14,093
Investing activities
Proceeds from sale of securities available for sale	51,027	-
Proceeds from maturities, prepayments, and calls of securities available for sale	10,751	11,735
Proceeds from maturities and calls of securities held to maturity	-	25,000
Proceeds from repayment of loans, net	19,052	35,316
Purchase of FHLB stock, net	(12)	(129)
Payments to the FDIC	(35)	(23)
Proceeds from sale of premises and equipment	5	40
Payments to acquire premises and equipment	(1,580)	(1,625)
Proceeds from sale of other real estate owned	1,279	1,328
Net cash provided by investing activities	80,487	71,642
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(7,576)	19,749
(Decrease) increase in interest-bearing deposits, net	(33,922)	2,938
Repayments of securities sold under agreements to repurchase, net	(253)	(25,670)
Proceeds from FHLB and other borrowings, net	960	-
Proceeds from stock options exercised	-	24
Payments for repurchase of common stock	(21,872)	(7,782)
Payments of common dividends	(4,593)	(3,321)
Net cash used in financing activities	(67,256)	(14,062)
Net increase in cash and cash equivalents	24,604	71,673
Cash and cash equivalents at beginning of period	217,009	76,873
Cash and cash equivalents at end of period	$241,613	$148,546

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,514	$1,515
Cash paid for income taxes	1,454	2,678

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	377	1,908
Loans originated to finance other real estate owned	265	488
Decrease in accumulated other comprehensive loss	367	696
Security settlements in process	-	10,000

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2020. The condensed consolidated balance sheet as of December 31, 2019, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2019 Form 10-K.

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During the first quarter of 2020, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.

Company Response to COVID-19 –

As COVID-19 events unfolded during the first quarter, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.  In particular, the Company took the following actions, among others:

●	Implemented its board-approved pandemic business continuity plan.
●	Appointed an internal pandemic preparedness task force comprised of the Company’s management to address both operational and financial risks posed by COVID-19
●	Modified branch operations:
o	Branch lobbies remain available, but on a limited appointment-only basis
o	Most transactions conducted via drive-throughs
o	Increased emphasis on digital banking platforms
●	Implemented physical separation of critical operational workforce for Bank and non-Bank financial services subsidiaries

●	Expanded paid time off and health benefits for employees
●	Implemented work from home strategy:
o	The majority of the Company’s non-branch, operational employees (approximately 60% of the Company’s back office workforce) are working remotely
o	Geographically separated work locations of bank and Company CEO’s and most other executive management team members
o	Suspended work-related travel
●	Implemented a pay differential for employees continuing to work at branch or back office locations.
●	Adopted self-quarantine procedures
●	Implemented enhanced facility cleaning protocols
●	Redeployed staff to critical customer service operations to expedite loan payment deferral requests, Paycheck Protection Program lending efforts, and other operations

Potential Effects of COVID-19 –

The adverse impact of COVID-19 to the economy may impair the Company’s customers’ ability to fulfill their financial obligations to the Company, reducing interest income on loans or increasing loan losses.  In keeping with Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the Company continues to work with COVID-19 affected borrowers to defer loan payments, interest, and fees.  Through May 1, 2020, the Company has modified or deferred payments on a total of 2,176 loans totaling $327.52 million in principal (887 commercial loans totaling $254.72 million in principal, 698 consumer installment loans totaling $9.22 million in principal, 484 consumer mortgages totaling $57.47 million in principal, and 107 home equity loans totaling $6.10 million in principal).  Deferred interest and fees for these loans will continue to accrue to income under normal GAAP accounting.  However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods.  At this time, the Company is unable to project the materiality of any such impact.

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company could affect loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company.  The Company is participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist its customers.  Per the terms of the program, PPP loans have a two-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by SBA.  The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program.  Through May 1, 2020, the Company closed 234 loans for proceeds of $37.68 million through the PPP.  Additionally, SBA has approved 407 additional loans for proceeds of $20.58 million that we expect to close in the coming weeks.

COVID-19 could cause a sustained decline in the Company’s stock price or the occurrence of an event that could, under certain circumstances, trigger the performance of a goodwill impairment test.  In the event the Company deems all or a portion of its goodwill to be impaired, the Company could record a non-cash charge to earnings for the amount of such impairment. Such a charge would have no impact on tangible or regulatory capital.

To date, the Company has identified no material, unmitigated operational or internal control challenges or risks and anticipates no significant challenges to its ability to maintain systems and controls as a result of the actions taken to prevent the spread of COVID-19.  In addition, the Company currently faces no material resource constraints arising due to implementation of the business continuity plan.

It is impossible to predict the full extent to which COVID-19 and the resulting measures to prevent its spread will affect the Company’s operations.  Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of COVID-19, the Company’s management believes its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the crisis.

Recent Accounting Standards

Standards Adopted in 2020

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement.”  The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement, Conceptual Framework for Financial Reporting—Chapter 8: Notes to Financial Statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued.  The update did not have a material effect on the Company’s financial statements.

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”.  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR (London Inter-bank Offered Rate) and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  The Company adopted this ASU on March 12, 2020.  The update is not expected to have any material effect on the Company's financial statements.

Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU purportedly requires earlier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU also requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  It further requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The CARES Act was passed by the United States Congress and signed into law by the President of the United States at the end of March 2020.  The CARES Act states that “Notwithstanding any other provision of law, no insured depository institution, bank holding company, or any affiliate thereof shall be required to comply with the Financial Accounting Standards Board Accounting Standards Update No. 2016-13 (“Measurement of Credit Losses on Financial Instruments”), including the current expected credit losses methodology for estimating allowances for credit losses, during the period beginning on March 27, 2020 and ending on the earlier of:  (1) the date on which the national emergency concerning the novel coronavirus disease (COVID-19) outbreak declared by the President on March 13, 2020 under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates; or (2) December 31, 2020.  15 U.S.C. § 9052(b) (2020).  The Company has elected to “not comply with” ASU 2016-13 for the period specified in the CARES Act and any subsequent controlling legislation or regulation.  In preparation for expiration of the period specified in the CARES Act, the Company has selected loss estimation methodologies for its allowance for credit losses, performed testing on the chosen methodologies, and determined a qualitative adjustment methodology that aligns with the requirements of the new standard. The Company has also subjected the model to third party validation.  Based upon the aforesaid preparatory measures, upon expiration of the period specified in the CARES Act and any subsequent controlling legislation or regulation, the Company anticipates recording a cumulative-effect adjustment to retained earnings of approximately $5.61 million in connection with adoption of the new standard, consisting of tax-effected increases in the allowance for credit losses associated with the Company’s legacy loan portfolio prior to the addition of Highlands and the portfolio of purchased performing loans associated with Highlands of approximately $2.89 million and $4.44 million, respectively.  The Company also anticipates making an approximate $7.04 million adjustment to the opening balance of the allowance for credit losses associated with the required gross-up of purchased credit deteriorated loans from the Highlands transaction.

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

Note 2.  Acquisitions

Highlands Bankshares, Inc.

On September 11, 2019, the Company entered into an Agreement and Plan of Merger with Highlands Bankshares, Inc. (“Highlands”) of Abingdon, Virginia.  Under the terms of the agreement and plan of merger, each share of Highlands’ common and preferred stock outstanding immediately converted into the right to receive 0.2703 shares of the Company’s stock.    The transaction was consummated the close of business December 31, 2019.  The transaction combined two traditional Southwestern Virginia community banks who serve the Highlands region in Virginia, North Carolina, and Tennessee.  The total purchase price for the transaction was $86.65 million.

The Highlands transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.

	As recorded by	Fair Value		As recorded by
(Amounts in thousands)	Highlands	Adjustments		the Company
Assets
Cash and cash equivalents	$25,879	$-		$25,879
Securities available for sale	53,732	-		53,732
Loans held for sale	263	-		263
Loans held for investment, net of allowance and mark	438,896	(11,429)	( a )	427,467
Premises and equipment	16,722	(2,317)	( b )	14,405
Other real estate	1,963	-		1,963
Other assets	25,556	2,250	( c )	27,806
Intangible assets	-	4,490	( d )	4,490
Total assets	$563,011	$(7,006)		$556,005

LIABILITIES
Deposits:
Noninterest-bearing	$155,714	$-		$155,714
Interest-bearing	346,028	1,261	( e )	347,289
Total deposits	501,742	1,261		503,003
Long term debt	40	-		40
Other liabilities	2,938	198	( f )	3,136
Total liabilities	504,720	1,459		506,179
Net identifiable assets acquired over (under) liabilities assumed	58,291	(8,465)		49,826
Goodwill	-	36,821		36,821
Net assets acquired over liabilities assumed	$58,291	$28,356		$86,647

Consideration:
First Community Bankshares, Inc. common				2,792,729
Purchase price per share of the Company's common stock				$31.02
Fair value of Company common stock issued				86,631
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$86,647

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

Comparative and Pro Forma Financial Information for Acquisitions

As the merger date was the close of business, December 31, 2019, Highlands had no earnings contribution to the March 31, 2019 consolidated statement of income for the Company.

The following table discloses the impact of the merger.  The table also presents certain pro forma information as if Highlands had been acquired on January 1, 2019.  These results combine the historical results of Highlands in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2019.

Residual merger-related costs of $1.89 million incurred by the Company during the period ended March 31, 2020, have been excluded from the proforma information below.  No adjustments have been made to the pro formas to eliminate the provision for loan losses for the periods ended March 31, 2019 of Highlands in the amount of $103,000.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	ProForma	ProForma
(Dollars in thousands)	March 31, 2020	March 31, 2019
Total revenues (net interest income plus noninterest income)	$35,231	$37,234
Net adjusted income available to the common shareholder	$9,360	$11,358

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$618	$-	$(3)	$615
Municipal securities	68,576	705	-	69,281
Mortgage-backed Agency securities	36,648	1,211	(2)	37,857
Total	$105,842	$1,916	$(5)	$107,753

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,038	$-	$(4)	$5,034
Municipal securities	85,992	886	-	86,878
Mortgage-backed Agency securities	77,448	380	(166)	77,662
Total	$168,478	$1,266	$(170)	$169,574

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2020
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$-	$-
Due after one year but within five years	31,140	31,414
Due after five years but within ten years	38,054	38,482
Due after ten years	-	-
	69,194	69,896
Mortgage-backed securities	36,648	37,857
Total debt securities available for sale	$105,842	$107,753

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$608	$(3)	$608	$(3)
Mortgage-backed Agency securities	559	(2)	-	-	559	(2)
Total	$559	$(2)	$608	$(3)	$1,167	$(5)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$975	$(4)	$-	$-	$975	$(4)
Mortgage-backed Agency securities	8,020	(48)	8,319	(118)	16,339	(166)
Total	$8,995	$(52)	$8,319	$(118)	$17,314	$(170)

There were 2 individual debt securities in an unrealized loss position as of March 31, 2020, and their combined depreciation in value was insignificant in relation to value of the debt securities portfolio. There were 17 individual debt securities in an unrealized loss position as of December 31, 2019, and their combined depreciation in value represented 0.10% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the three months ended March 31, 2020 and 2019, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
(Amounts in thousands)
Gross realized gains	$419	$-
Gross realized losses	(34)	-
Net loss on sale of securities	$385	$-

The carrying amount of securities pledged for various purposes totaled $27.33 million as of March 31, 2020, and $27.87 million as of December 31, 2019.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.69 million as of March 31, 2020, and $2.20 million as of December 31, 2019. Deferred loan fees, net of loan costs, totaled $4.86 million as of March 31, 2020, and $4.60 million as of December 31, 2019. For information about off-balance sheet financing, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, with the non-covered portfolio by loan class, as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$53,321	2.54%	$48,659	2.30%
Commercial and industrial	129,728	6.19%	142,962	6.76%
Multi-family residential	110,202	5.26%	121,840	5.76%
Single family non-owner occupied	187,771	8.96%	163,181	7.72%
Non-farm, non-residential	726,664	34.65%	727,261	34.39%
Agricultural	11,303	0.54%	11,756	0.56%
Farmland	26,045	1.24%	23,155	1.10%
Total commercial loans	1,245,034	59.38%	1,238,814	58.59%
Consumer real estate loans
Home equity lines	105,384	5.03%	110,078	5.21%
Single family owner occupied	603,546	28.79%	620,697	29.35%
Owner occupied construction	13,946	0.66%	17,241	0.82%
Total consumer real estate loans	722,876	34.48%	748,016	35.38%
Consumer and other loans
Consumer loans	112,127	5.35%	110,027	5.20%
Other	4,573	0.22%	4,742	0.22%
Total consumer and other loans	116,700	5.57%	114,769	5.42%
Total non-covered loans	2,084,610	99.43%	2,101,599	99.39%
Total covered loans	12,115	0.57%	12,861	0.61%
Total loans held for investment, net of unearned income	$2,096,725	100.00%	$2,114,460	100.00%

Loans held for sale	$-		$263

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	March 31, 2020	December 31, 2019
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$27	$28
Single family non-owner occupied	194	199
Non-farm, non-residential	2	3
Total commercial loans	223	230
Consumer real estate loans
Home equity lines	9,306	9,853
Single family owner occupied	2,586	2,778
Total consumer real estate loans	11,892	12,631
Total covered loans	$12,115	$12,861

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. Effective January 1, 2020, the Company collapsed the insignificant PCI loans and discounts for Peoples, Waccamaw, and other acquired loans into the core loan portfolio. The only remaining PCI pools are those loans acquired in the Highlands acquisition on December 31, 2019.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$-	$-	$5,071	$6,431
Waccamaw	-	-	2,708	14,277
Highlands	49,920	60,434	53,116	64,096
Other acquired	-	-	352	378
Total PCI Loans	$49,920	$60,434	$61,247	$85,182

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Highlands	Total
(Amounts in thousands)
Balance January 1, 2019	$2,590	$14,639	$-	$17,229
Accretion	(986)	(4,157)	-	(5,143)
Reclassifications (to) from nonaccretable difference(1)	(5)	1,416	-	1,411
Other changes, net	354	(302)	-	52
Balance March 31, 2019	$1,953	$11,596	$-	$13,549

Balance January 1, 2020	$1,890	$12,574	$8,152	$22,616
Accretion	-	-	(686)	(686)
Reclassifications from nonaccretable difference(1)	-	-	-	-
Other changes, net	(1,890)	(12,574)	-	(14,464)
Balance March 31, 2020	$-	$-	$7,466	$7,466

(1) Represents changes attributable to expected loss assumptions

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

	March 31, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$49,187	$358	$3,776	$-	$-	$53,321
Commercial and industrial	119,935	1,887	7,906	-	-	129,728
Multi-family residential	106,147	792	3,263	-	-	110,202
Single family non-owner occupied	171,010	3,032	13,729	-	-	187,771
Non-farm, non-residential	679,088	10,752	36,824	-	-	726,664
Agricultural	10,918	77	308	-	-	11,303
Farmland	20,496	487	5,062	-	-	26,045
Consumer real estate loans
Home equity lines	101,261	453	3,670	-	-	105,384
Single family owner occupied	565,195	3,317	35,034	-	-	603,546
Owner occupied construction	13,513	-	433	-	-	13,946
Consumer and other loans
Consumer loans	110,080	3	2,044	-	-	112,127
Other	4,573	-	-	-	-	4,573
Total non-covered loans	1,951,403	21,158	112,049	-	-	2,084,610
Covered loans
Commercial loans
Construction, development, and other land	-	27	-	-	-	27
Single family non-owner occupied	194	-	-	-	-	194
Non-farm, non-residential	-	-	2	-	-	2
Consumer real estate loans
Home equity lines	6,576	2,392	338	-	-	9,306
Single family owner occupied	1,937	274	375	-	-	2,586
Total covered loans	8,707	2,693	715	-	-	12,115
Total loans	$1,960,110	$23,851	$112,764	$-	$-	$2,096,725

	December 31, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$45,781	$2,079	$799	$-	$-	$48,659
Commercial and industrial	135,651	4,327	2,984	-	-	142,962
Multi-family residential	118,045	2,468	1,327	-	-	121,840
Single family non-owner occupied	149,916	7,489	5,776	-	-	163,181
Non-farm, non-residential	683,481	27,160	16,620	-	-	727,261
Agricultural	11,299	122	335	-	-	11,756
Farmland	17,609	4,107	1,439	-	-	23,155
Consumer real estate loans
Home equity lines	106,246	2,014	1,818	-	-	110,078
Single family owner occupied	580,580	17,001	23,116	-	-	620,697
Owner occupied construction	16,341	179	721	-	-	17,241
Consumer and other loans
Consumer loans	108,065	1,341	621	-	-	110,027
Other	4,742	-	-	-	-	4,742
Total non-covered loans	1,977,756	68,287	55,556	-	-	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	28	-	-	-	28
Single family non-owner occupied	199	-	-	-	-	199
Non-farm, non-residential	-	-	3	-	-	3
Consumer real estate loans
Home equity lines	7,177	2,327	349	-	-	9,853
Single family owner occupied	2,111	275	392	-	-	2,778
Total covered loans	9,487	2,630	744	-	-	12,861
Total loans	$1,987,243	$70,917	$56,300	$-	$-	$2,114,460

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	March 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$1,383	$1,618	$-	$552	$768	$-
Commercial and industrial	2,042	2,608	-	576	599	-
Multi-family residential	606	1,042	-	1,254	1,661	-
Single family non-owner occupied	4,071	4,783	-	2,652	3,176	-
Non-farm, non-residential	3,697	5,388	-	4,158	4,762	-
Agricultural	237	237	-	158	164	-
Farmland	1,589	1,664	-	1,437	1,500	-
Consumer real estate loans
Home equity lines	1,427	1,570	-	1,372	1,477	-
Single family owner occupied	17,030	20,254	-	15,588	17,835	-
Owner occupied construction	361	368	-	648	648	-
Consumer and other loans
Consumer loans	410	413	-	290	294	-
Total impaired loans with no allowance	32,853	39,945	-	28,685	32,884	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	-	-	-
Multi-family residential	944	1,277	279	-	-	-
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	1,335	1,506	652	1,241	1,227	292
Farmland	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	-
Single family owner occupied	1,239	1,239	350	1,246	1,246	353
Total impaired loans with an allowance	3,518	4,022	1,281	2,487	2,473	645
Total impaired loans(1)	$36,371	$43,967	$1,281	$31,172	$35,357	$645

(1)

Total impaired loans include loans totaling $30.52 million as of March 31, 2020, and $24.64 million as of December 31, 2019, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended March 31,
	2020		2019
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$8	$1,299	$7	$800
Commercial and industrial	29	2,029	3	617
Multi-family residential	11	670	9	1,618
Single family non-owner occupied	35	4,101	28	2,994
Non-farm, non-residential	43	4,674	17	4,675
Agricultural	1	206	2	53
Farmland	21	1,560	16	1,449
Consumer real estate loans
Home equity lines	9	1,467	7	1,408
Single family owner occupied	168	17,550	124	15,939
Owner occupied construction	6	334	2	221
Consumer and other loans
Consumer loans	4	407	1	105
Total impaired loans with no related allowance	335	34,297	216	29,879

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-
Commercial and industrial	-	-	-	-
Multi-family residential	-	941	-	-
Single family non-owner occupied	-	-	-	-
Non-farm, non-residential	-	1,338	-	-
Farmland	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-
Single family owner occupied	13	1,240	29	2,291
Owner occupied construction	-	-	-	-
Total impaired loans with a related allowance	13	3,519	29	2,291
Total impaired loans	$348	$37,816	$245	$32,170

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2020			December 31, 2019
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$908	$-	$908	$211	$-	$211
Commercial and industrial	1,441	-	1,441	530	-	530
Multi-family residential	1,455	-	1,455	1,144	-	1,144
Single family non-owner occupied	2,033	-	2,033	1,286	-	1,286
Non-farm, non-residential	3,724	-	3,724	3,400	-	3,400
Agricultural	237	-	237	158	-	158
Farmland	875	-	875	713	-	713
Consumer real estate loans
Home equity lines	881	122	1,003	753	220	973
Single family owner occupied	8,214	23	8,237	7,259	24	7,283
Owner occupied construction	141	-	141	428	-	428
Consumer and other loans
Consumer loans	354	-	354	231	-	231
Total nonaccrual loans	$20,263	$145	$20,408	$16,113	$244	$16,357

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $191 thousand as of March 31, 2020, compared to $144 thousand as of December 31, 2019.

	March 31, 2020
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$288	$74	$908	$1,270	$52,051	$53,321
Commercial and industrial	1,953	410	903	3,266	126,462	129,728
Multi-family residential	961	-	1,455	2,416	107,786	110,202
Single family non-owner occupied	2,622	866	1,511	4,999	182,772	187,771
Non-farm, non-residential	4,309	1,207	3,282	8,798	717,866	726,664
Agricultural	355	70	209	634	10,669	11,303
Farmland	289	247	663	1,199	24,846	26,045
Consumer real estate loans
Home equity lines	777	446	646	1,869	103,515	105,384
Single family owner occupied	8,696	2,005	3,913	14,614	588,932	603,546
Owner occupied construction	-	-	-	-	13,946	13,946
Consumer and other loans
Consumer loans	1,994	365	374	2,733	109,394	112,127
Other	-	-	-	-	4,573	4,573
Total non-covered loans	22,244	5,690	13,864	41,798	2,042,812	2,084,610
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	27	27
Single family non-owner occupied	-	-	-	-	194	194
Non-farm, non-residential	-	-	-	-	2	2
Consumer real estate loans
Home equity lines	120	21	50	191	9,115	9,306
Single family owner occupied	68	-	-	68	2,518	2,586
Total covered loans	188	21	50	259	11,856	12,115
Total loans	$22,432	$5,711	$13,914	$42,057	$2,054,668	$2,096,725

	December 31, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$63	$65	$211	$339	$48,320	$48,659
Commercial and industrial	1,913	238	507	2,658	140,304	142,962
Multi-family residential	375	-	1,144	1,519	120,321	121,840
Single family non-owner occupied	754	267	661	1,682	161,499	163,181
Non-farm, non-residential	917	1,949	3,027	5,893	721,368	727,261
Agricultural	86	164	-	250	11,506	11,756
Farmland	856	349	664	1,869	21,286	23,155
Consumer real estate loans
Home equity lines	1,436	165	503	2,104	107,974	110,078
Single family owner occupied	7,728	2,390	3,766	13,884	606,813	620,697
Owner occupied construction	207	-	428	635	16,606	17,241
Consumer and other loans
Consumer loans	1,735	439	202	2,376	107,651	110,027
Other	22	-	-	22	4,720	4,742
Total non-covered loans	16,092	6,026	11,113	33,231	2,068,368	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	28	28
Single family non-owner occupied	-	-	-	-	199	199
Non-farm, non-residential	-	-	-	-	3	3
Consumer real estate loans
Home equity lines	144	28	-	172	9,681	9,853
Single family owner occupied	-	50	-	50	2,728	2,778
Total covered loans	144	78	-	222	12,639	12,861
Total loans	$16,236	$6,104	$11,113	$33,453	$2,081,007	$2,114,460

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $500 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $500 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of March 31, 2020, or December 31, 2019.

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.

Through March 31, 2020, the Company had modified 154 loans with principal balances totaling $6.61 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDR’s based on the CARES Act; however, the Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	March 31, 2020			December 31, 2019
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$63	$63	$-	$-	$-
Commercial and industrial	-	602	-	-	-	-
Single family non-owner occupied	539	1,280	1,819	552	595	1,147
Non-farm, non-residential	-	881	881	-	307	307
Consumer real estate loans
Home equity lines	-	87	87	-	115	115
Single family owner occupied	2,085	5,889	7,974	1,790	5,305	7,095
Owner occupied construction	-	219	219	-	221	221
Consumer and other loans
Consumer loans	-	31	31	-	32	32
Total TDRs	$2,624	$9,052	$11,074	$2,342	$6,575	$8,917

Allowance for loan losses related to TDRs			$351			$353

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(Amounts in thousands)
Interest income recognized	$98	$63

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended March 31,
	2020			2019
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family non-owner occupied	1	50	50	-	$-	$-
Total below market interest rate	1	50	50	-	-	-
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	2	374	372
Single family owner occupied				1	304	304
Total below market interest rate and extended payment term	-	-	-	3	678	676
Payment deferral
Construction, development, and other land	1	63	63	-	-	-
Commercial and industrial	1	602	602	-	-	-
Single family non-owner occupied	1	529	529	-	-	-
Non-farm, non-residential	1	577	577	-	-	-
Single family owner occupied	2	672	672	1	66	49
Home equity lines	-	-	-	1	4	4
Total principal deferral	6	2,443	2,443	2	70	53
Total	7	$2,493	$2,493	5	$748	$729

Payment defaults on loans modified as TDRs restructured within the previous 12 months as of March 31, 2020 was for one loan in the amount of $209 thousand; there were none in 2019.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2020	December 31, 2019
(Amounts in thousands)
OREO	$2,502	$3,969
Total OREO	$2,502	$3,969

OREO secured by residential real estate	$1,211	$2,232
Residential real estate loans in the foreclosure process(1)	2,043	1,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of March 31, 2020.

	Three Months Ended March 31, 2020
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for (recovery of) loan losses charged to operations	1,987	1,145	368	3,500
Charge-offs	(268)	(63)	(863)	(1,194)
Recoveries	121	112	173	406
Net (charge-offs) recoveries	(147)	49	(690)	(788)
Ending balance	$12,075	$7,519	$1,543	$21,137

	Three Months Ended March 31, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
(Recovery of) provision for loan losses charged to operations	(106)	817	509	1,220
Charge-offs	(492)	(759)	(371)	(1,622)
Recoveries	164	66	148	378
Net charge-offs	(328)	(693)	(223)	(1,244)
Ending balance	$10,065	$6,856	$1,322	$18,243

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	March 31, 2020
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$51,051	$299
Commercial and industrial	-	-	127,267	762
Multi-family residential	944	279	107,615	972
Single family non-owner occupied	-	-	180,696	1,467
Non-farm, non-residential	1,910	652	705,808	7,178
Agricultural	-	-	11,268	172
Farmland	-	-	22,676	217
Total commercial loans	2,854	931	1,206,381	11,067
Consumer real estate loans
Home equity lines	-	-	113,075	724
Single family owner occupied	2,995	350	591,989	5,728
Owner occupied construction	-	-	13,946	111
Total consumer real estate loans	2,995	350	719,010	6,563
Consumer and other loans
Consumer loans	-	-	110,992	2,226
Other	-	-	4,573	-
Total consumer and other loans	-	-	115,565	2,226
Total loans, excluding PCI loans	$5,849	$1,281	$2,040,956	$19,856

	December 31, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$30,334	$245
Commercial and industrial	-	-	95,659	699
Multi-family residential	944	-	98,201	969
Single family non-owner occupied	-	-	128,520	1,323
Non-farm, non-residential	2,575	292	591,520	6,361
Agricultural	-	-	9,458	145
Farmland	-	-	16,146	201
Total commercial loans	3,519	292	969,838	9,943
Consumer real estate loans
Home equity lines	-	-	91,999	673
Single family owner occupied	3,016	353	490,712	5,175
Owner occupied construction	-	-	16,144	124
Total consumer real estate loans	3,016	353	598,855	5,972
Consumer and other loans
Consumer loans	-	-	99,199	1,865
Other	-	-	4,742	-
Total consumer and other loans	-	-	103,941	1,865
Total loans, excluding PCI loans	$6,535	$645	$1,672,634	$17,780

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	-	-	4,371	-
Highlands:
1-4 family, senior-commercial	7,269	-	4,564	-
Construction & land development	2,297	-	1,956	-
Farmland and other agricultural	3,404	-	3,722	-
Multifamily	1,643	-	1,663	-
Commercial real estate	18,948	-	21,710	-
Commercial and industrial	2,461	-	2,829	-
Other	-	-	352	-
Total commercial loans	36,022	-	41,167	-
Consumer real estate loans
Waccamaw serviced home equity lines	-	-	2,121	-
Waccamaw residential	-	-	587	-
Highlands:	-	-	-	-
1-4 family, junior and HELOCS	1,615	-	2,157	-
1-4 family, senior-consumer	11,148	-	13,174	-
Consumer	1,135	-	1,341	-
Peoples residential	-	-	700	-
Total consumer real estate loans	13,898	-	20,080	-
Total PCI loans	$49,920	$-	$61,247	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of March 31, 2020.

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

	Three Months Ended March 31,
	2020	2019
(Amounts in thousands)
Beginning balance	$2,883	$5,108
Reimbursable expenses to the FDIC	-	-
Net amortization	(486)	(552)
Payments to the FDIC	36	22
Ending balance	$2,433	$4,578

Note 8. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2020	December 31, 2019
(Amounts in thousands)
Noninterest-bearing demand deposits	$620,292	$627,868
Interest-bearing deposits:
Interest-bearing demand deposits	513,366	497,470
Money market accounts	228,117	235,712
Savings deposits	453,397	453,240
Certificates of deposit	337,460	372,821
Individual retirement accounts	135,782	142,801
Total interest-bearing deposits	1,668,122	1,702,044
Total deposits	$2,288,414	$2,329,912

Note 9. Leases

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability.The ROU asset represents the right to use an underlying asset during the lease term and the lease liability represents the obligation to make lease payments arising from the lease. The ROU asset and lease liability have been recognized based on the present value of the lease payments using a discount rate that represented our incremental borrowing rate at the lease commencement date or the date of adoption of ASU 2016-02. The lease expense which is comprised of the amortization of the ROU asset and the implicit interest accreted on the lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

The Company’s current operating leases relate primarily to bank branches. The Company’s ROU asset was $896 thousand as of March 31, 2020 compared to $917 thousand as of December 31, 2019. The operating lease liability as of March 31, 2020 was $980 comparted to $1.01 million as of December 31, 2019. The Company’s total operating leases have remaining terms of 2 – 9 years; compared with 2-10 years as of December 31, 2019. The March 31, 2020 weighted average discount rate of 3.22% did not change from December 31, 2019.

Future minimum lease payments as of the dates indicated are as follows:

Year	March 31, 2020
(Amounts in thousands)
2021	$154
2022	154
2023	122
2024	119
2025 and thereafter	550
Total lease payments	1,099
Less: Interest	(119)
Present value of lease liabilities	$980

Year	December 21, 2019
(Amounts in thousands)
2020	$154
2021	154
2022	131
2023	119
2024 and thereafter	580
Total lease payments	1,138
Less: Interest	(129)
Present value of lease liabilities	$1,009

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2020		December 31, 2019
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Short-term debt	$1,000	1.70%	-
Retail repurchase agreements	1,348	0.59%	$1,601	0.14%
Total borrowings	$2,348		$1,601

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of March 31, 2020, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $235.67 million, net of FHLB letters of credit of $169.07 million, as of March 31, 2020. As of March 31, 2020, the Company pledged $703.90 million in qualifying loans to secure the FHLB borrowing capacity.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2020. At the end of March the line was tested with a $1.00 million draw on the line; the draw was repaid early April 2020. There was no outstanding balance on the line as of December 31, 2019.

Note 11. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31 2020. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2020			December 31, 2019
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$17,187	$-	$1,268	$17,432	$-	$510
Total derivatives	$17,187	$-	$1,268	$17,432	$-	$510

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,		Income Statement
(Amounts in thousands)	2020	2019	Location
Derivatives designated as hedges
Interest rate swaps	$12	$-	Interest and fees on loans
Total derivative expense	$12	$-

Note 12. Employee Benefit Plans

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

	Three Months Ended March 31,		Income Statement
	2020	2019	Location
(Amounts in thousands)
Service cost	$77	$80	Salaries and employee benefits
Interest cost	89	101	Other expense
Amortization of prior service cost	50	64	Other expense
Amortization of losses	46	5	Other expense
Net periodic cost	$262	$250

Note 13. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
(Amounts in thousands, except share and per share data)
Net income	$7,872	$9,631

Weighted average common shares outstanding, basic	17,998,994	15,839,424
Dilutive effect of potential common shares
Stock options	36,199	58,929
Restricted stock	14,878	22,597
Total dilutive effect of potential common shares	51,077	81,526
Weighted average common shares outstanding, diluted	18,050,071	15,920,950

Basic earnings per common share	$0.44	$0.61
Diluted earnings per common share	0.44	0.60

Antidilutive potential common shares
Restricted stock	32,137	-
Total potential antidilutive shares	32,137	-

Note 14. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2020
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$866	$(2,372)	$(1,506)
Other comprehensive income (loss) before reclassifications	947	(352)	595
Reclassified from AOCI	(304)	76	(228)
Other comprehensive income, net	643	(276)	367
Ending balance	$1,509	$(2,648)	$(1,139)

	Three Months Ended March 31, 2019
	Unrealized Gains (Losses) on Available-for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss) before reclassifications	962	(321)	641
Reclassified from AOCI	-	55	55
Other comprehensive (loss) income, net	962	(266)	696
Ending balance	$677	$(1,410)	$(733)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2020	2019	Line Item Affected
Available-for-sale securities
Gain recognized	$(385)	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	(385)	-	Income before income taxes
Income tax expense	(81)	-	Income tax expense
Reclassified out of AOCI, net of tax	(304)	-	Net income
Employee benefit plans
Amortization of prior service cost	$50	$64	(1)
Amortization of net actuarial benefit cost	46	5	(1)
Reclassified out of AOCI, before tax	96	69	Income before income taxes
Income tax expense	20	14	Income tax expense
Reclassified out of AOCI, net of tax	76	55	Net income
Total reclassified out of AOCI, net of tax	$(228)	$55	Net income

(1)	Amortization is included in net periodic pension cost. See Note 11, "Employee Benefit Plans."

Note 15. Fair Value

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$615	$-	$615	$-
Municipal securities	69,281	-	69,281	-
Mortgage-backed Agency securities	37,857	-	37,857	-
Total available-for-sale debt securities	107,753	-	107,753	-
Equity securities	55	55	-	-
Fair value loans	9,509	-	-	9,509
Deferred compensation assets	3,550	3,550	-	-
Deferred compensation liabilities	3,550	3,550	-	-
Derivative liabilities	1,268	-	1,268	-

	December 31, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,034	$-	$5,034	$-
Municipal securities	86,878	-	86,878	-
Mortgage-backed Agency securities	77,662	-	77,662	-
Total available-for-sale debt securities	169,574	-	169,574	-
Equity securities	55	55	-	-
Fair value loans	10,358	-	-	10,358
Deferred compensation assets	3,990	3,990	-	-
Deferred compensation liabilities	3,990	3,990	-	-
Derivative liabilities	510		510

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$2,236	$-	$-	$2,236
OREO	2,502	-	-	2,502

	December 31, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,828	$-	$-	$1,828
OREO

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	March 31, 2020				December 31, 2019

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	21%	to	69%	(44%)	22%	to	36%	(26%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0%	to	77%	(23%)	15%	to	100%	(8%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$241,613	$241,613	$241,613	$-	$-
Debt securities available for sale	107,753	107,753	-	107,753	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	2,075,588	2,032,738	-	-	2,032,738
FDIC indemnification asset	2,433	1,014	-	-	1,014
Interest receivable	6,117	6,117	-	6,117	-
Deferred compensation assets	3,550	3,550	3,550	-	-

Liabilities
Time deposits	473,242	476,655	-	476,655	-
Securities sold under agreements to repurchase	1,348	1,348	-	1,348	-
Interest payable	932	932	-	932	-
FHLB and other borrowings	1,000	1,000	-	1,000	-
Derivative financial liabilities	1,268	1,268	-	1,268	-
Deferred compensation liabilities	3,550	3,550	3,550	-	-

	December 31, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$217,009	$217,009	$217,009	$-	$-
Debt securities available for sale	169,574	169,574	-	169,574	-
Equity securities	55	55	55	-	-
Loans held for sale	263	263	-	-	263
Loans held for investment, net of allowance	2,096,035	2,068,257	-	-	2,068,257
FDIC indemnification asset	2,883	1,201	-	-	1,201
Interest receivable	6,677	6,677	-	6,677	-
Deferred compensation assets	3,990	3,990	3,990	-	-

Liabilities
Time deposits	515,622	512,134	-	512,134	-
Securities sold under agreements to repurchase	1,601	1,601	-	1,601	-
Interest payable	472	472	-	472	-
Derivative liabilities	510	510	-	510	-
Deferred compensation liabilities	3,990	3,990	3,990	-	-

Note 16. Litigation, Commitments, and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2020	December 31, 2019
(Amounts in thousands)
Commitments to extend credit	$217,022	$228,716
Standby letters of credit and financial guarantees(1)	174,029	167,612
Total off-balance sheet risk	391,051	396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the “2019 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2020, the Bank operated 58 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of March 31, 2020, full-time equivalent employees, calculated using the number of hours worked, totaled 654. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2020, the Trust Division and FCWM managed and administered $1.02 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Events

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, and quickly spread across most of the earth, including the United States.  In March 2020, President Trump declared a National Public Health Emergency.  Government responses to the COVID-19 pandemic have severely restricted the level of economic activity in the Company’s markets.  While the financial services industry has been designated an essential business in each of the states in which the Company operates, many or the Company’s customers are non-essential businesses, or are employed by non-essential businesses, and have been adversely affected by government shutdowns.

To date, the COVID-19 pandemic has impacted trade, travel, employee productivity, unemployment, consumer spending, and other economic activities, resulting in less economic activity, lower equity market valuations, significant volatility and disruption in financial markets, adversely affecting the Company’s business volume, financial condition and results of operations.  However, the impact of the COVID-19 pandemic is fluid and continues to evolve.  The ultimate extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments, including the duration and scope of the pandemic, governmental, regulatory and private sector responses to the pandemic, the pandemic’s depth of impact on national and local economies, financial market reactions, responses of the Company’s customers, employees and vendors, and other factors.

The Company’s business, financial condition, and results of operations generally rely upon the ability of borrowers to repay their loans, the value of collateral underlying secured loans, and demand for loans and other financial products and services.  Each of these conditions depends highly on the business environment in the primary markets where the Company operates and in the United States as a whole.  To this point, the COVID-19 pandemic has begun to have a significant impact on the Company’s business and operations.

In order to implement and exercise social distancing, on March 20, 2020, the Company began limiting access to branch lobbies and conducting most business through drive-through tellers and through electronic and online means.  To support the health and well-being of employees, a majority of the Company’s back office workforce is currently working remotely, and the Company has temporarily implemented pay differential for employees not working remotely.  To support and assist loan customers and/or comply with guidance from regulatory bodies, the Company has deferred loan payments for many consumer and commercial customers, suspended residential property foreclosures, evictions, and involuntary automobile repossessions, and is offering fee waivers, payment deferrals, and other extra-ordinary assistance for automobile, mortgage, small business and personal lending customers.  Future regulatory or governmental actions may require these and other types of customer-assistance measures.

Through May 1, 2020, the Company has modified or deferred payments on a total of 2,176 loans totaling $327.52 million in principal (887 commercial loans totaling $254.72 million in principal, 698 consumer installment loans totaling $9.22 million in principal, 484 consumer mortgages totaling $57.47 million in principal, and 107 home equity loans totaling $6.10 million in principal).  Deferred interest and fees for these loans will continue to accrue.  However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods.  At this time, the Company is unable to project the materiality of any such impact.  The Company proactively reached out to customers to provide guidance and assistance on loan deferrals.  To date, the company has not experienced an increase in borrowers drawing on lines of credit.  Management currently believes the hotel/motel and retail loan portfolios to be at the greatest risk.

The Company is also participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist both existing customers and non-customers.  Through May 1, 2020, the Company closed or secured SBA approval for 641 loans totaling $58.26 million through the PPP.

Management and the Board of Directors are closely monitoring the impact of the COVID-19 pandemic on results of operations and financial condition.  The Company recorded a provision for loan losses of $3.50 million in the first quarter of 2020, which was significantly higher than in recent previous quarters.  Management expects the provisions for loan losses for periods ending after March 31, 2020, to be materially impacted by the COVID-19 pandemic.

Acquisitions and Divestitures

On September 11, 2019, the Company entered into an Agreement and Plan of Merger with Highlands Bankshares, Inc. (“Highlands” ) of Abingdon, Virginia. Under the terms of the agreement and plan of merger, each share of Highlands’ common and preferred stock outstanding immediately converted into the right to receive 0.2703 shares of the Company’s stock. The transaction was consummated the close of business December 31, 2019. The transaction combined two traditional Southwestern Virginia community banks who serve the Highlands region in Virginia, North Carolina, and Tennessee. The total purchase price for the transaction was $86.65 million.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2020, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2019 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2019 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2020, and financial condition as of March 31, 2020, include the following:

●	Diluted earnings per share was $0.44.
●

Current year quarter earnings includes a loan loss provision of $3.50 million, an increase of $2.28 million over first quarter of 2019. The provision had the effect of building loan loss reserves $2.71 million during the first quarter to recognize the impact of the coronavirus slowdown.

●	Despite the significant increase in loan loss provision, return on average assets was 1.16% for the quarter.
●	Net interest margin increased 11 basis points to 4.71% compared to the same quarter of 2019, reflective of the addition of Highlands Bankshares, Inc.
●	The Company incurred $1.89 million in residual merger expenses related to the Highlands acquisition that occurred December 31, 2019.
●

Prior to the pandemic responses, the Company completed its stock repurchase authorization with the repurchase of 734,653 shares for approximately $21.87 million. Based on the current outlook for economic conditions, the Company decided to temporarily suspend any further share repurchases. As of March 31, 2020, the Company continues to significantly exceed regulatory “well capitalized” targets, as well as all capital targets of its capital management plan.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
	March 31,		Increase
(Amounts in thousands, except per share data)	2020	2019	(Decrease)	% Change

Net income	$7,872	$9,631	$(1,759)	-18.26%

Basic earnings per common share	0.44	0.61	(0.17)	-27.87%
Diluted earnings per common share	0.44	0.60	(0.16)	-26.67%

Return on average assets	1.16%	1.75%	-0.59%	-33.71%
Return on average common equity	7.49%	11.77%	-4.28%	-36.36%

Three-Month Comparison. Net income decreased $1.76 million in the first quarter of 2020 due to a $2.28 million increase in the provision for loan losses as a result of building the reserve to recognize the impact of the coronavirus slowdown. Additional decreases resulted from increases in salaries and employee benefits of $2.22 million reflective of the addition of Highlands; and $1.89 million in residual merger expenses related to the Highlands acquisition that occurred December 31, 2019. Results for first quarter 2019 also included one-time litigation settlements of $1.68 million. These decreases were offset by an increase of $5.50 million in net interest income that is reflective of the addition of Highlands.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,081,132	$28,105	5.43%	$1,765,132	$22,236	5.11%
Securities available for sale	136,109	1,060	3.13%	145,783	1,231	3.43%
Securities held to maturity	-	-	-	12,348	45	1.48%
Interest-bearing deposits	163,483	535	1.31%	54,694	338	2.50%
Total earning assets	2,380,724	29,700	5.02%	1,977,957	23,850	4.89%
Other assets	353,647			247,965
Total assets	$2,734,371			$2,225,922

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$502,603	$90	0.07%	$447,023	$37	0.03%
Savings deposits	679,656	414	0.24%	501,276	175	0.14%
Time deposits	485,085	1,322	1.10%	438,454	1,093	1.01%
Total interest-bearing deposits	1,667,344	1,826	0.44%	1,386,753	1,305	0.38%
Borrowings
Retail repurchase agreements	1,459	2	0.59%	3,259	1	0.13%
Wholesale repurchase agreements	-	-	-	15,278	119	3.17%
FHLB advances and other borrowings	134	1	1.70%	-	-	-
Total borrowings	1,593	3	-	18,537	120	2.63%
Total interest-bearing liabilities	1,668,937	1,829	0.44%	1,405,290	1,425	0.41%
Noninterest-bearing demand deposits	600,636			459,766
Other liabilities	42,174			28,894
Total liabilities	2,311,747			1,893,950
Stockholders' equity	422,624			331,972
Total liabilities and stockholders' equity	$2,734,371			$2,225,922
Net interest income, FTE(1)		$27,871			$22,425
Net interest rate spread			4.58%			4.48%
Net interest margin, FTE(1)			4.71%			4.60%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.95 million and $764 thousand for the three months ended March 31, 2020 and 2019, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2020
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$3,937	$1,602	$330	$5,869
Securities available-for-sale	(81)	(92)	2	(171)
Securities held-to-maturity	(45)	(45)	45	(45)
Interest-bearing deposits with other banks	665	(159)	(309)	197
Total interest earning assets	4,476	1,306	68	5,850

Interest paid on(1)
Demand deposits	5	43	5	53
Savings deposits	62	130	47	239
Time deposits	115	113	1	229
Retail repurchase agreements	(1)	4	(2)	1
Wholesale repurchase agreements	(118)	(119)	118	(119)
FHLB advances and other borrowings	-	-	1	1
Total interest-bearing liabilities	63	171	170	404

Change in net interest income(1)	$4,413	$1,135	$(102)	$5,446

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 78.57% of total net interest and noninterest income in the first quarter of 2020 compared to 73.30% in the same quarter of 2019. Net interest income on a GAAP basis increased $5.50 million, or 24.77%, compared to an increase of $5.45 million, or 24.29%, on a FTE basis. The net interest margin on a FTE basis increased 11 basis points and the net interest spread on a FTE basis increased 10 basis points. The increase in the net interest margin and the net interest spread are primarily attributable to the acquisition of Highlands Bankshares, Inc.

Average earning assets increased $402.77 million, or 20.36%, primarily due to a increase in average loans as well as an increase in interest-bearing deposits. Average loans increased $316.00 million which was primarily due to the addition of Highlands. The yield on earning assets increased 13 basis points or 2.66%, due to a 32 basis point increase in yield on loans. The average loan to deposit ratio decreased to 91.76% from 95.59% in the same quarter of 2019. Non-cash accretion income increased $1.19 million, or 155.76%, due to the addition of loans from the Highlands acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $263.65 million, or 18.76%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities increased 3 basis points. Average borrowings decreased $16.94 million, largely due to a $25 million payoff of a wholesale repurchase agreement in the first quarter of 2019. Average interest-bearing deposits increased $280.59 million, or 20.23%, which was driven by the December 31, 2019 Highlands acquisition with increases in average savings deposits of $178.38 million, or 35.59%, interest-bearing demand of $55.58 million, or 12.43%, and time deposits of $46.63 million, or 10.64%

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $2.28 million, or 186.89%, to $3.50 million in the first quarter of 2020 compared to the same quarter of 2019. The provision had the effect of increasing loan loss reserves $2.71 million during the first quarter to recognize the impact of the coronavirus slowdown. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2020	2019	(Decrease)	Change
(Amounts in thousands)
Wealth management	$844	$745	$99	13.29%
Service charges on deposits	3,731	3,408	323	9.48%
Other service charges and fees	2,231	2,049	182	8.88%
Net gain on sale of securities	385	-	385	-
Net FDIC indemnification asset amortization	(486)	(552)	66	-11.96%
Other income/litigation settlements	-	1,675	(1,675)	-
Other operating income	844	755	89	11.79%
Total noninterest income	$7,549	$8,080	$(531)	-6.57%

Three-Month Comparison. Noninterest income comprised 21.43% of total net interest and noninterest income in the first quarter of 2020 compared to 26.70% in the same quarter of 2019. Noninterest income decreased $531 thousand, or 6.57%. The decrease was primarily due to $1.68 million received from litigation settlements in the first quarter of 2019, offset by net gains on the sale of securities of $385 thousand, an increase in service charges on deposits of $323 thousand, and an increase of $182 thousand in other service charges and fees.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2020	2019	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$11,386	$9,166	$2,220	24.22%
Occupancy expense	1,315	1,153	162	14.05%
Furniture and equipment expense	1,384	1,033	351	33.98%
Service fees	1,523	1,030	493	47.86%
Advertising and public relations	512	524	(12)	-2.29%
Professional fees	233	414	(181)	-43.72%
Amortization of intangibles	361	246	115	46.75%
FDIC premiums and assessments	-	168	(168)	-100.00%
Merger expense	1,893	-	1,893	-
Other operating expense	3,057	3,051	6	0.20%
Total noninterest expense	$21,664	$16,785	$4,879	29.07%

Three-Month Comparison. Noninterest expense increased $4.88 million, or 29.07%, in the first quarter of 2020 compared to the same quarter of 2019. The increase was largely due to an increase in salaries and benefits of $2.22 million primarily attributable to the addition of Highlands employees. In addition, the Company incurred $1.89 million in residual merger expenses related to the Highlands acquisition. The decrease in FDIC premiums and assessments of $168 thousand was attributable to the receipt of Small Bank Assessment credits from the FDIC.

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

Three-Month Comparison. Income tax expense decreased $435 thousand, or 16.54%, primarily due to the decrease in pre-tax earnings. The effective tax rate increased to 21.80% in the first quarter of 2020 from 21.45% in the same quarter of 2019.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(Amounts in thousands)
Net interest income, GAAP	$27,682	$22,186
FTE adjustment(1)	189	239
Net interest income, FTE	27,871	22,425

Net interest margin, GAAP	4.68%	4.55%
FTE adjustment(1)	0.03%	0.05%
Net interest margin, FTE	4.71%	4.60%

Financial Condition

Total assets as of March 31, 2020, decreased $59.89 million, or 2.14% from December 31, 2019. The decrease in assets was primarily driven by a decrease in investment securities of $61.82 million, or 36.46%. In addition, total liabilities as of March 31, 2020, decreased $42.67 million, or 1.80% from December 31, 2019. The decrease in liabilities was primarily the result of a decrease in total deposits of $41.50 million, or 1.78%.

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

Available-for-sale debt securities as of March 31, 2020, decreased $61.82 million, or 36.46%, compared to December 31, 2019. The decrease was primarily due to the sale of $51.03 million in securities. The market value of debt securities available for sale as a percentage of amortized cost was 101.81% as of March 31, 2020, compared to 100.65% as of December 31, 2019.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three months ended March 31, 2020 or 2019. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of March 31, 2020, decreased $17.74 million, or 0.84%, compared to December 31, 2019. Covered loans decreased $746 thousand, or 5.80%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2020		December 31, 2019		March 31, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$53,321	2.54%	$48,659	2.30%	$63,975	3.68%
Commercial and industrial	129,728	6.19%	142,962	6.76%	94,039	5.41%
Multi-family residential	110,202	5.26%	121,840	5.76%	102,071	5.87%
Single family non-owner occupied	187,771	8.96%	163,181	7.72%	140,037	8.06%
Non-farm, non-residential	726,664	34.65%	727,261	34.39%	602,207	34.67%
Agricultural	11,303	0.54%	11,756	0.56%	8,975	0.52%
Farmland	26,045	1.24%	23,155	1.10%	18,569	1.07%
Total commercial loans	1,245,034	59.38%	1,238,814	58.59%	1,029,873	59.28%
Consumer real estate loans
Home equity lines	105,384	5.03%	110,078	5.21%	90,000	5.18%
Single family owner occupied	603,546	28.79%	620,697	29.35%	502,059	28.89%
Owner occupied construction	13,946	0.66%	17,241	0.82%	13,867	0.80%
Total consumer real estate loans	722,876	34.48%	748,016	35.38%	605,926	34.87%
Consumer and other loans
Consumer loans	112,127	5.35%	110,027	5.20%	79,185	4.56%
Other	4,573	0.22%	4,742	0.22%	4,921	0.28%
Total consumer and other loans	116,700	5.57%	114,769	5.42%	84,106	4.84%
Total non-covered loans	2,084,610	99.43%	2,101,599	99.39%	1,719,905	98.99%
Total covered loans	12,115	0.57%	12,861	0.61%	17,475	1.01%
Total loans held for investment, net of unearned income	2,096,725	100.00%	2,114,460	100.00%	1,737,380	100.00%
Less: allowance for loan losses	21,137		18,425		18,243
Total loans held for investment, net of unearned income and allowance	$2,075,588		$2,096,035		$1,719,137

Loans held for sale	$-		$263		$-

The following table presents covered loans, by loan class, as of the dates indicated:

	March 31, 2020		December 31, 2019		March 31, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$27	0.22%	$28	0.22%	$33	0.19%
Single family non-owner occupied	194	1.60%	199	1.55%	231	1.32%
Non-farm, non-residential	2	0.02%	3	0.02%	6	0.03%
Total commercial loans	223	1.84%	230	1.79%	270	1.54%
Consumer real estate loans
Home equity lines	9,306	76.81%	9,853	76.61%	14,076	80.55%
Single family owner occupied	2,586	21.35%	2,778	21.60%	3,129	17.91%
Total consumer real estate loans	11,892	98.16%	12,631	98.21%	17,205	98.46%
Total covered loans	$12,115	100.00%	$12,861	100.00%	$17,475	100.00%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2020	December 31, 2019	March 31, 2019
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$20,263	$16,113	$18,544
Accruing loans past due 90 days or more	329	144	156
TDRs(1)	623	720	835
Total nonperforming loans	21,215	16,977	19,535
Non-covered OREO	2,502	3,969	3,903
Total non-covered nonperforming assets	$23,717	$20,946	$23,438

Covered nonperforming
Nonaccrual loans	$145	$244	$237
Total nonperforming loans	145	244	237
Covered OREO	-	-	152
Total covered nonperforming assets	$145	$244	$389

Total nonperforming
Nonaccrual loans	$20,408	$16,357	$18,781
Accruing loans past due 90 days or more	329	144	156
TDRs(1)	623	720	835
Total nonperforming loans	21,360	17,221	19,772
OREO	2,502	3,969	4,055
Total nonperforming assets	$23,862	$21,190	$23,827

Additional Information
Performing TDRs(2)	$8,429	$5,855	$5,654
Total Accruing TDRs(3)	9,052	6,575	6,489

Non-covered ratios
Nonperforming loans to total loans	1.02%	0.81%	1.14%
Nonperforming assets to total assets	0.87%	0.75%	1.05%
Non-PCI allowance to nonperforming loans	99.63%	108.53%	93.39%
Non-PCI allowance to total loans	1.01%	0.88%	1.06%

Total ratios
Nonperforming loans to total loans	1.02%	0.81%	1.14%
Nonperforming assets to total assets	0.87%	0.76%	1.06%
Allowance for loan losses to nonperforming loans	98.96%	106.99%	92.27%
Allowance for loan losses to total loans	1.01%	0.87%	1.05%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $2.31 million, $95 thousand, and $800 thousand for the periods ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $318 thousand, $2.25 million, and $2.06 million for the periods ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

(3)	Total accruing TDRs exclude nonaccrual TDRs of $2.62 million, $2.34 million, and $2.86 million for the periods ended March 31, 2020, December 31, 2019, and March 31, 2019, respectively.

Non-covered nonperforming assets as of March 31, 2020, increased $2.77 million, or 13.23%, from December 31, 2019, primarily due to a increase in non-covered nonaccrual loans acquired from Highlands Union Bank offset by a decrease in OREO of $1.47 million. Non-covered nonaccrual loans as of March 31, 2020, increased $4.15 million, or 25.76%, from December 31, 2019. As of March 31, 2020, non-covered nonaccrual loans were largely attributed to single family owner occupied (40.54%), non-farm, non-residential (18.38%), and single family non-owner occupied loans (10.03%). As of March 31, 2020, approximately $3.32 million or 16.39%, of non-covered nonaccrual loans were attributed to performing loans acquired through the Highlands acquisition. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $45.23 million as of March 31, 2020, a increase of $9.61 million, or 26.97%, compared to $35.62 million as of December 31, 2019. Non-covered delinquent loans as a percent of total non-covered loans totaled 2.15% as of March 31, 2020, which includes past due loans (1.19%) and nonaccrual loans (0.96%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2020, increased $2.48 million, or 37.67%, to $9.05 million from December 31, 2019. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of March 31, 2020, increased $1.86 million to $2.76 million compared to December 31, 2019. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 30.45% as of March 31, 2020, compared to 13.69% as of December 31, 2019. Specific reserves on TDRs totaled $351 thousand as of March 31, 2020, compared to $353 thousand as of December 31, 2019.

The provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The Company elected to adopt these provisions of the CARES Act.

Through March 31, 2020, the Company had modified 154 loans with principal balances totaling $6.61 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDR’s based on the CARES Act; however, the Company’s policy is to downgrade commercial loans modified for COVID-19 to special mention.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.47 million, or 36.96%, as of March 31, 2020, compared to December 31, 2019, and consisted of 27 properties with an average holding period of 6 months. The net loss on the sale of OREO totaled $300 thousand for the three months ended March 31, 2020, compared to $364 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2020			2019
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,969	$-	$3,969	$3,806	$32	$3,838
Additions	377	-	377	1,778	130	1,908
Disposals	(1,453)	-	(1,453)	(1,392)	-	(1,392)
Valuation adjustments	(391)	-	(391)	(289)	(10)	(299)
Ending balance	$2,502	$-	$2,502	$3,903	$152	$4,055

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of March 31, 2020, our allowance reflects a higher risk of loan losses due to uncertainty around the impact that the COVID-19 pandemic will have on business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of March 31, 2020; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 5, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of March 31, 2020, increased $2.71 million, or 14.71%, from December 31, 2019 due primarily to the increased potential for loan defaults and losses related to the COVID-19 pandemic. The non-PCI allowance as a percent of non-covered loans totaled 1.01% as of March 31, 2020, compared to 0.88% as of December 31, 2019. Effective January 1, 2020, the Company collapsed the PCI loans and discounts for Peoples and Waccamaw acquired loans into the core loan portfolio. The Highlands transaction added the following pools: 1-4 Family, Senior-Consumer, 1-4 Family Senior-Commercial, 1-4 Family, Junior and Home Equity Lines, Commercial Land and Development, Farmland and Agricultural, Multi-family, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-owner Occupied, Commercial and Industrial, and Consumer. Net charge-offs decreased $789 thousand for the three months ended March 31, 2020, compared to the same period of the prior year. The decrease in net charge-offs was driven by reduced losses in the single-family owner occupied loan pool.

The following table presents the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended March 31
	2020			2019
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,425	$-	$18,425	$18,267	$-	$18,267
Provision for loan losses charged to operations	3,500	-	3,500	1,220	-	1,220
Charge-offs	(1,194)	-	(1,194)	(1,622)	-	(1,622)
Recoveries	406	-	406	378	-	378
Net charge-offs	(788)	-	(788)	(1,244)	-	(1,244)
Ending balance	$21,137	$-	$21,137	$18,243	$-	$18,243

Deposits

Total deposits as of March 31, 2020, decreased $41.50 million, or 1.78%, compared to December 31, 2019. The decrease was largely attributable to time deposits which decreased $42.38 million, or 8.22%, with decreases in noninterest-bearing demand deposits of $7.58 million, and savings deposits of $7.44 million. These decreases were offset by an increase in interest-bearing demand accounts of $15.90 million, or 3.20%.

Borrowings

Total borrowings as of March 31, 2020, increased $747 thousand, compared to December 31, 2019. The increase was primarily driven by a $1.00 million draw on a correspondent line of credit that was tested at quarter-end. The borrowing was paid back early April 2020.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2020, the Company’s cash reserves totaled $8.33 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was an outstanding balance on the line of credit of $1.00 million as of March 31, 2020. The Company’s cash reserves and investments provide adequate working capital to meet obligations and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2020, our unencumbered cash totaled $241.69 million, unused borrowing capacity from the FHLB totaled $241.61 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $80.42 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Three Months Ended March 31,
	2020	2019
(Amounts in thousands)
Net cash provided by operating activities	$11,373	$14,093
Net cash provided by investing activities	80,487	71,642
Net cash used in financing activities	(67,256)	(14,062)
Net increase (decrease) in cash and cash equivalents	24,604	71,673
Cash and cash equivalents, beginning balance	217,009	76,873
Cash and cash equivalents, ending balance	$241,613	$148,546

Cash and cash equivalents increased $24.60 million for the three months ended March 31, 2020, compared to an increase of $71.67 million for the same period of the prior year. The increase in cash and cash equivalents was driven by an increase in net cash used in financing activities. The increase in net cash used in financing activities was driven by a decrease in deposits of $64.19 million and the increase in repurchases of common stock totaling $14.09 million offset by the 2019 repayment of the wholesale repurchase agreement of $25.00 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2020, decreased $17.21 million, or 4.01%, to $411.61 million from $428.82 million as of December 31, 2019. The change in stockholders’ equity was largely due to net income of $7.87 million offset by the repurchase of 734,653 shares of our common stock totaling $21.87 million and dividends declared on our common stock of $4.59 million. Accumulated other comprehensive loss decreased $367 thousand to $1.14 million as of March 31, 2020, compared to December 31, 2019, primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share decreased $0.08 or 0.34% to $23.25 as of March 31, 2020, from $23.33 as of December 31, 2019.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements, based on the international capital standards known as Basel III, became effective on January 1, 2015, subject to a four-year phase-in period. Basel III’s capital conservation buffer became effective on January 1, 2016, at 0.625%, and was phased in over a four-year period (increasing by an additional 0.625% each year, reaching 2.5% on January 1, 2019). A description of the Basel III capital rules is included in Part I, Item 1 of the 2018 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2020		December 31, 2019
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.54%	13.05%	14.31%	12.87%
Tier 1 risk-based capital ratio	13.54%	13.05%	14.31%	12.87%
Total risk-based capital ratio	14.58%	14.10%	15.21%	13.78%
Tier 1 leverage ratio	10.59%	10.11%	14.01%	12.61%

Our risk-based capital ratios as of March 31, 2020, decreased from December 31, 2019, due to a decrease in total capital. The decrease in total capital was primarily attributable to the repurchase of 734,653 shares of our common stock totaling $21.87 million offset by net income of $7.87 million. As of March 31, 2020, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2020.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2020	December 31, 2019
(Amounts in thousands)
Commitments to extend credit	$217,022	$228,716
Standby letters of credit and financial guarantees (1)	174,029	167,612
Total off-balance sheet risk	$391,051	$396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

As of March 31, 2020, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 0 to 25 basis points. Given the current range, a complete downward shock of 200 basis points is rendered meaningless; accordingly, downward rate scenarios are limited to minus 100 basis points. In the downward rate shocks presented, benchmark interest rates are assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	March 31, 2020		December 31, 2019
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$1,868	1.9%	$171	0.2%
200	1,330	1.3%	428	0.4%
100	731	0.7%	426	0.4%
(100)	(1,978)	-2.0%	(4,631)	-4.3%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2019 discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2019 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2019.

The Company is providing these additional risk factors to supplement the risk factors contained in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic has adversely affected the Company’s business, financial condition and results of operations. The ultimate impacts of the pandemic on the Company will depend on future developments and other factors that are highly uncertain, the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on the Company’s business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which the Company operates, and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. e may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	a work stoppage, forced quarantine, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;
●	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for loan losses;
●	declines in value of collateral for loans, including real estate collateral;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
●

declines in demand resulting from businesses being deemed to be “non-essential” by governments in the markets we serve, and from “non-essential” and “essential” businesses suffering adverse effects from reduced levels of economic activity in our markets.

These factors, together or in combination with other events or occurrences that may not yet be known or anticipated, may materially and adversely affect our business, financial condition and results of operations.

The ongoing COVID-19 pandemic has resulted in meaningfully lower stock prices for many companies, as well as the trading prices for many other securities. The further spread of the COVID-19 outbreak, as well as ongoing or new governmental, regulatory and private sector responses to the pandemic, may materially disrupt banking and other economic activity generally and in the areas in which we operate. This could result in further decline in demand for our banking products and services, and could negatively impact, among other things, our liquidity, regulatory capital and our growth strategy.  Any one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

We are taking precautions to protect the safety and well-being of our employees and customers. However, no assurance can be given that the steps being taken will be adequate or deemed to be appropriate, nor can we predict the level of disruption which will occur to our employee’s ability to provide customer support and service. If we are unable to recover from a business disruption on a timely basis, our business, financial condition and results of operations could be materially and adversely affected.  We may also incur additional costs to remedy damages caused by such disruptions, which could further adversely affect our business, financial condition and results of operations.

As a participating lender in the Small Business Administration Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020; however, because of the short timeframe between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes the Company to risks relating to noncompliance with the PPP.  On or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As of May 1, 2020, we have funded approximately 234 loans totaling approximately $37.68 million through the PPP program.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

The Bank also has credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced by the Bank, such as an issue with the eligibility of a borrower to receive a PPP loan, which may or may not be related to the ambiguity in the laws, rules and guidance regarding the operation of the PPP. In the event of a loss resulting from a default on a PPP loan and a determination by the SBA that there was a deficiency in the manner in which the PPP loan was originated, funded, or serviced by the Company, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from the Company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 734,651 shares of our common stock during the first quarter of 2020 compared to 232,900 shares during the same quarter of 2019.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

January 1-31, 2020	-	$-	-	734,653
February 1-29, 2020	685,230	30.19	685,230	49,423
March 1-31, 2020	49,423	24.00	49,423	-
Total	734,653	$29.77	734,653

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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
10.9.2**

Amendment #1 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010

10.9.3**

Amendment #2 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013

10.9.4**

Amendment #3 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.9.5**

Amendment #4 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2019 and filed on December 19, 2019

10.11.1**

First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.11.2**

Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.12.1**

First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.2**

Amendment #2 to the First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T: (i) Condensed Consolidated Balance Sheets as of March 31, 2020, (Unaudited) and December 31, 2019; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 11th day of May, 2020.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)