Form 10-Q
period 2020-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2020-08-10
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020
or

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
☐ Yes ☑ No

As of July 31, 2020, there were 17,710,285 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●

the effects of the COVID-19 pandemic, including the negative impacts and disruptions to the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business;

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2020	2019(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$57,507	$66,818
Federal funds sold	361,680	148,000
Interest-bearing deposits in banks	2,305	2,191
Total cash and cash equivalents	421,492	217,009
Debt securities available for sale	98,367	169,574
Loans held for sale	-	263
Loans held for investment, net of unearned income (includes covered loans of $11,257 and $12,861, respectively)	2,136,817	2,114,460
Allowance for loan losses	(23,758)	(18,425)
Loans held for investment, net	2,113,059	2,096,035
FDIC indemnification asset	1,943	2,883
Premises and equipment, net	62,658	62,824
Other real estate owned	2,181	3,969
Interest receivable	8,380	6,677
Goodwill	129,565	129,565
Other intangible assets	7,798	8,519
Other assets	103,623	101,529
Total assets	$2,949,066	$2,798,847

Liabilities
Deposits
Noninterest-bearing	$752,899	$627,868
Interest-bearing	1,744,947	1,702,044
Total deposits	2,497,846	2,329,912
Securities sold under agreements to repurchase	1,100	1,601
Interest, taxes, and other liabilities	34,290	38,515
Total liabilities	2,533,236	2,370,028

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,306,138 shares issued and 17,709,569 outstanding at June 30, 2020; 24,238,907 shares issued and 18,376,991 outstanding at December 31, 2019	17,710	18,377
Additional paid-in capital	172,601	192,413
Retained earnings	226,627	219,535
Accumulated other comprehensive loss	(1,108)	(1,506)
Total stockholders' equity	415,830	428,819
Total liabilities and stockholders' equity	$2,949,066	$2,798,847

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$26,991	$22,721	$55,049	$44,900
Interest on securities -- taxable	238	246	618	655
Interest on securities -- tax-exempt	475	649	1,013	1,334
Interest on deposits in banks	82	766	615	1,104
Total interest income	27,786	24,382	57,295	47,993
Interest expense
Interest on deposits	1,445	1,392	3,270	2,697
Interest on short-term borrowings	2	1	4	121
Total interest expense	1,447	1,393	3,274	2,818
Net interest income	26,339	22,989	54,021	45,175
Provision for credit losses	3,831	1,585	7,331	2,805
Net interest income after provision for loan losses	22,508	21,404	46,690	42,370
Noninterest income
Wealth management	854	884	1,698	1,629
Service charges on deposits	2,560	3,699	6,291	7,107
Other service charges and fees	2,617	2,129	4,848	4,178
Net (loss) gain on sale of securities	-	(43)	385	(43)
Net FDIC indemnification asset amortization	(483)	(516)	(969)	(1,068)
Litigation settlements	-	2,025	-	3,700
Other operating income	1,365	471	2,209	1,226
Total noninterest income	6,913	8,649	14,462	16,729
Noninterest expense
Salaries and employee benefits	11,015	9,153	22,401	18,319
Occupancy expense	1,275	1,082	2,590	2,235
Furniture and equipment expense	1,316	1,062	2,700	2,095
Service fees	1,329	1,231	2,852	2,261
Advertising and public relations	475	513	987	1,037
Professional fees	307	328	540	742
Amortization of intangibles	360	249	721	495
FDIC premiums and assessments	33	150	33	318
Merger expenses	-	-	1,893	-
Other operating expense	2,803	2,883	5,860	5,934
Total noninterest expense	18,913	16,651	40,577	33,436
Income before income taxes	10,508	13,402	20,575	25,663
Income tax expense	2,270	2,951	4,465	5,581
Net income	$8,238	$10,451	$16,110	$20,082

Earnings per common share
Basic	$0.47	$0.67	$0.90	$1.27
Diluted	0.46	0.66	0.90	1.27
Weighted average shares outstanding
Basic	17,701,853	15,712,204	17,850,423	15,775,462
Diluted	17,728,300	15,775,320	17,888,325	15,847,498

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Amounts in thousands)
Net income	$8,238	$10,451	$16,110	$20,082
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	(58)	332	1,141	1,550
Reclassification adjustment for net (gains) losses recognized in net income	-	43	(385)	43
Net unrealized (losses) gains on available-for-sale debt securities	(58)	375	756	1,593
Employee benefit plans:
Net actuarial (loss) gain	-	1	(445)	(406)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	97	70	193	139
Net unrealized gains (losses) on employee benefit plans	97	71	(252)	(267)
Other comprehensive income, before tax	39	446	504	1,326
Income tax expense	8	94	106	278
Other comprehensive income, net of tax	31	352	398	1,048
Total comprehensive income	$8,269	$10,803	$16,508	$21,130

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2020 and 2019

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance April 1, 2019	$-	$15,818	$115,914	$202,103	$(733)	$333,102
Net income	-	-	-	10,451	-	10,451
Other comprehensive income	-	-	-	-	352	352
Common dividends declared -- $0.25 per share	-	-	-	(3,936)	-	(3,936)
Equity-based compensation expense	-	4	145	-	-	149
Common stock options exercised -- 2,927 shares	-	2	56	-	-	58
Issuance of common stock to 401(k) plan -- 2,555 shares	-	3	84	-	-	87
Repurchase of common shares -- 194,000 shares at $33.90 per share	-	(194)	(6,383)	-	-	(6,577)
Balance June 30, 2019	$-	$15,633	$109,816	$208,618	$(381)	$333,686

Balance April 1, 2020	$-	$17,700	$172,231	$222,814	$(1,139)	$411,606
Net income	-	-	-	8,238	-	8,238
Other comprehensive income	-	-	-	-	31	31
Common dividends declared -- $0.25 per share	-	-	-	(4,425)	-	(4,425)
Equity-based compensation expense	-	5	261	-	-	266
Issuance of common stock to 401(k) plan -- 5,294 shares	-	5	109	-	-	114
Balance June 30, 2020	$-	$17,710	$172,601	$226,627	$(1,108)	$415,830

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED
June 30, 2020 and 2019

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$(1,429)	$332,857
Net income	-	-	-	20,082	-	20,082
Other comprehensive income	-	-	-	-	1,048	1,048
Common dividends declared -- $0.46 per share	-	-	-	(7,257)	-	(7,257)
Equity-based compensation expense	-	42	964	-	-	1,006
Common stock options exercised -- 4,345 shares	-	4	78	-	-	82
Issuance of common stock to 401(k) plan -- 6,653 shares	-	7	220	-	-	227
Repurchase of common shares -- 426,900 shares at $33.63 per share	-	(427)	(13,932)	-	-	(14,359)
Balance June 30, 2019	$-	$15,633	$109,816	$208,618	$(381)	$333,686

Balance January 1, 2020	$-	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	-	-	16,110	-	16,110
Other comprehensive income	-	-	-	-	398	398
Common dividends declared -- $0.50 per share	-	-	-	(9,018)	-	(9,018)
Equity-based compensation expense	-	56	1,049	-	-	1,105
Issuance of common stock to 401(k) plan -- 11,911 shares	-	12	276	-	-	288
Repurchase of common shares -- 734,653 shares at $29.77 per share	-	(735)	(21,137)	-	-	(21,872)
Balance June 30, 2020	$-	$17,710	$172,601	$226,627	$(1,108)	$415,830

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2020	2019
Operating activities
Net income	$16,110	$20,082
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	7,331	2,805
Depreciation and amortization of premises and equipment	2,209	1,565
Amortization of premiums on investments, net	1,304	116
Amortization of FDIC indemnification asset, net	969	1,068
Amortization of intangible assets	721	495
Accretion on acquired loans	(3,456)	(2,154)
Equity-based compensation expense	1,105	1,006
Issuance of common stock to 401(k) plan	288	227
Gain on sale of premises and equipment, net	(1)	(183)
Loss on sale of other real estate owned	330	557
(Gain) Loss on sale of securities	(385)	43
(Increase) decrease in accrued interest receivable	(1,703)	164
Increase in other operating activities	(6,608)	(342)
Net cash provided by operating activities	18,214	25,449
Investing activities
Proceeds from sale of securities available for sale	51,027	13,897
Proceeds from maturities, prepayments, and calls of securities available for sale	20,018	23,824
Proceeds from maturities and calls of securities held to maturity	-	25,000
Payments to acquire securities available for sale	-	(2,234)
(Originations of) proceeds from repayment of loans, net	(20,992)	51,555
(Purchase of) proceeds from FHLB stock, net	(12)	129
Payments to the FDIC	(29)	(20)
Proceeds from sale of premises and equipment	65	948
Payments to acquire premises and equipment	(2,125)	(4,952)
Proceeds from sale of other real estate owned	1,814	1,542
Net cash provided by investing activities	49,766	109,689
Financing activities
Increase in noninterest-bearing deposits, net	125,031	21,023
Increase (decrease) in interest-bearing deposits, net	42,903	(28,735)
Repayments of securities sold under agreements to repurchase, net	(501)	(26,287)
Repayments of FHLB and other borrowings, net	(40)	-
Proceeds from stock options exercised	-	82
Payments for repurchase of common stock	(21,872)	(14,359)
Payments of common dividends	(9,018)	(7,257)
Net cash provided by (used in) financing activities	136,503	(55,533)
Net increase in cash and cash equivalents	204,483	79,605
Cash and cash equivalents at beginning of period	217,009	76,873
Cash and cash equivalents at end of period	$421,492	$156,478

Supplemental disclosure -- cash flow information
Cash paid for interest	$2,960	$2,899
Cash paid for income taxes	4,547	5,337

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	621	2,694
Loans originated to finance other real estate owned	265	471
Decrease in accumulated other comprehensive loss	398	1,048

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

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During the first half of 2020, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.

Company Response to COVID-19 –

As COVID-19 events unfolded during the first half of 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In particular, the Company took the following actions, among others:

•	Implemented its board-approved pandemic business continuity plan
•	Appointed an internal pandemic preparedness task force comprised of the Company’s management to address both operational and financial risks posed by COVID-19
•	Modified branch operations:
o	Branch lobbies remain available, but on a limited appointment-only basis
o	Most transactions conducted via drive-throughs
o	Increased emphasis on digital banking platforms
•	Implemented physical separation of critical operational workforce for Bank and non-Bank financial services subsidiaries
•	Expanded paid time off and health benefits for employees
•	Implemented work from home strategy:
o	The majority of the Company’s non-branch, operational employees (approximately 60% of the Company’s back office workforce) are working remotely
o	Geographically separated work locations of Bank and Company CEO’s and most other executive management team members
o	Suspended work-related travel
•	Implemented a pay differential for employees continuing to work at branch or back office locations which ended May 31, 2020
•	Adopted self-quarantine procedures
•	Implemented enhanced facility cleaning protocols
•	Redeployed staff to critical customer service operations to expedite loan payment deferral requests, Paycheck Protection Program lending efforts, and other operations

Potential Effects of COVID-19 –

The adverse impact of COVID-19 to the economy has impaired the Company’s customers’ ability to fulfill their financial obligations to the Company, reducing interest income on loans or increasing loan losses. In keeping with Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the Company continues to work with COVID-19 affected borrowers to defer loan payments, interest, and fees. Through June 30, 2020, the Company has modified or deferred payments on a total of 3,097 loans totaling $436.11 million in principal; 1,277 commercial loans totaling $340.00 million in principal, 972 consumer installment loans totaling $12.92 million in principal, 706 consumer mortgages totaling $76.01 million in principal, and 142 home equity loans totaling $7.18 million in principal. Deferred interest and fees for these loans will continue to accrue to income under normal GAAP accounting. However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. At this time, the Company is unable to project the materiality of any such impact.

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company is participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through June 30, 2020, the Company processed 758 loans with original principal balances totaling $60.23 million through the PPP.

COVID-19 could cause a sustained decline in the Company’s stock price or the occurrence of an event that could, under certain circumstances, create the impairment of goodwill. In the event the Company deems all or a portion of its goodwill to be impaired, the Company could record a non-cash charge to earnings for the amount of such impairment. Such a charge would have no impact on tangible or regulatory capital.

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

Standards Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU purportedly requires earlier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. This ASU also requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. It further requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The CARES Act was passed by the United States Congress and signed into law by the President of the United States at the end of March 2020. The CARES Act states that “Notwithstanding any other provision of law, no insured depository institution, bank holding company, or any affiliate thereof shall be required to comply with the Financial Accounting Standards Board Accounting Standards Update No. 2016-13 (“Measurement of Credit Losses on Financial Instruments”), including the current expected credit losses methodology for estimating allowances for credit losses, during the period beginning on March 27, 2020 and ending on the earlier of: (1) the date on which the national emergency concerning the novel coronavirus disease (COVID-19) outbreak declared by the President on March 13, 2020 under the National Emergencies Act (50 U.S.C. 1601 et seq.) terminates; or (2) December 31, 2020. The Company has elected to “not comply with” ASU 2016-13 for the period specified in the CARES Act and any subsequent controlling legislation or regulation. In preparation for expiration of the period specified in the CARES Act, the Company has selected loss estimation methodologies for its allowance for credit losses, performed testing on the chosen methodologies, and determined a qualitative adjustment methodology that aligns with the requirements of the new standard. The Company has also subjected the model to third party validation. Based upon the aforesaid preparatory measures, upon expiration of the period specified in the CARES Act and any subsequent controlling legislation or regulation, the Company anticipates recording a cumulative-effect adjustment to retained earnings of approximately $5.61 million in connection with adoption of the new standard, consisting of tax-effected increases in the allowance for credit losses associated with the Company’s legacy loan portfolio prior to the addition of Highlands Bankshares, Inc. and the portfolio of purchased performing loans associated with Highlands of approximately $2.89 million and $4.44 million, respectively. The Company also anticipates making an approximate $7.04 million adjustment as of January 1, 2020, to the opening balance of the allowance for credit losses associated with the required gross-up of purchased credit deteriorated loans from the Highlands transaction.

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

Comparative and Pro Forma Financial Information for Acquisitions

As the merger date was the close of business, December 31, 2019, Highlands had no earnings contribution to the June 30, 2019 consolidated statement of income for the Company.

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

Residual merger-related costs of $1.89 million incurred by the Company during the six months ended June 30, 2020, have been excluded from the proforma information below. There were no residual merger expenses incurred for the second quarter of 2020. No adjustments have been made to the pro formas to eliminate the provision for loan losses for the quarter and year ended June 30, 2019 of Highlands in the amounts of $836,000 and $939,000, respectively.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	ProForma
	Three months ended June 30,		Six months ended June 30,
(Dollars in thousands)	2020	2019	2020	2019
Total revenues (net interest income plus noninterest income)	$33,252	$37,753	$68,483	$74,987
Net adjusted income available to the common shareholder	$8,240	$10,943	$17,600	$22,299

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$597	$-	$(4)	$593
Municipal securities	61,722	769	-	62,491
Mortgage-backed Agency securities	34,195	1,088	-	35,283
Total	$96,514	$1,857	$(4)	$98,367

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,038	$-	$(4)	$5,034
Municipal securities	85,992	886	-	86,878
Mortgage-backed Agency securities	77,448	380	(166)	77,662
Total	$168,478	$1,266	$(170)	$169,574

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2020
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$-	$-
Due after one year but within five years	31,290	31,609
Due after five years but within ten years	31,029	31,475
Due after ten years	-	-
	62,319	63,084
Mortgage-backed securities	34,195	35,283
Total debt securities available for sale	$96,514	$98,367

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$586	$(4)	$586	$(4)
Mortgage-backed Agency securities	-	-	-	-	-	-
Total	$-	$-	$586	$(4)	$586	$(4)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$975	$(4)	$-	$-	$975	$(4)
Mortgage-backed Agency securities	8,020	(48)	8,319	(118)	16,339	(166)
Total	$8,995	$(52)	$8,319	$(118)	$17,314	$(170)

There was 1 individual debt security in an unrealized loss position as of June 30, 2020, and the depreciation in value was insignificant in relation to value of the debt securities portfolio. There were 17 individual debt securities in an unrealized loss position as of December 31, 2019, and their combined depreciation in value represented 0.10% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the six months ended June 30, 2020 and 2019, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Amounts in thousands)
Gross realized gains	$-	$67	$419	$67
Gross realized losses	-	(110)	(34)	(110)
Net loss on sale of securities	$-	$(43)	$385	$(43)

The carrying amount of securities pledged for various purposes totaled $33.04 million as of June 30, 2020, and $27.87 million as of December 31, 2019.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.41 million as of June 30, 2020, and $2.20 million as of December 31, 2019. Deferred loan fees, net of loan costs, totaled $6.04 million as of June 30, 2020, and $4.60 million as of December 31, 2019. For information about off-balance sheet financing, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, within the non-covered portfolio by loan class, as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$52,585	2.46%	$48,659	2.30%
Commercial and industrial	184,298	8.62%	142,962	6.76%
Multi-family residential	105,768	4.95%	121,840	5.76%
Single family non-owner occupied	188,389	8.82%	163,181	7.72%
Non-farm, non-residential	723,100	33.84%	727,261	34.39%
Agricultural	10,407	0.49%	11,756	0.56%
Farmland	23,662	1.11%	23,155	1.10%
Total commercial loans	1,288,209	60.29%	1,238,814	58.59%
Consumer real estate loans
Home equity lines	99,566	4.66%	110,078	5.21%
Single family owner occupied	603,446	28.24%	620,697	29.35%
Owner occupied construction	15,311	0.72%	17,241	0.82%
Total consumer real estate loans	718,323	33.62%	748,016	35.38%
Consumer and other loans
Consumer loans	114,551	5.36%	110,027	5.20%
Other	4,477	0.21%	4,742	0.22%
Total consumer and other loans	119,028	5.57%	114,769	5.42%
Total non-covered loans	2,125,560	99.48%	2,101,599	99.39%
Total covered loans	11,257	0.52%	12,861	0.61%
Total loans held for investment, net of unearned income	$2,136,817	100.00%	$2,114,460	100.00%

Loans held for sale	$-		$263

Commercial and industrial loan balances grew significantly compared to December 31, 2019. The Company began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender during the second quarter of 2020. At June 30, 2020, the PPP loans had a current balance of $60.23 million, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $2.26 million at June 30, 2020, were also recorded. During the second quarter of 2020, the Company recorded amortization of net deferred loan origination fees of $192 thousand on PPP loans. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	June 30, 2020	December 31, 2019
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$27	$28
Single family non-owner occupied	191	199
Non-farm, non-residential	1	3
Total commercial loans	219	230
Consumer real estate loans
Home equity lines	8,512	9,853
Single family owner occupied	2,526	2,778
Total consumer real estate loans	11,038	12,631
Total covered loans	$11,257	$12,861

The Company identifies certain purchased loans as impaired when fair values are established at acquisition and groups those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimates cash flows to be collected on PCI loans and discounts those cash flows at a market rate of interest. Effective January 1, 2020, the Company consolidated the insignificant PCI loans and discounts for Peoples, Waccamaw, and other acquired loans into the core loan portfolio. The only remaining PCI pools are those loans acquired in the Highlands acquisition on December 31, 2019.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$-	$-	$5,071	$6,431
Waccamaw	-	-	2,708	14,277
Highlands	48,193	58,181	53,116	64,096
Other acquired	-	-	352	378
Total PCI Loans	$48,193	$58,181	$61,247	$85,182

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Highlands	Total
(Amounts in thousands)
Balance January 1, 2019	$2,590	$14,639	$-	$17,229
Accretion	(503)	(2,151)	-	(2,654)
Reclassifications (to) from nonaccretable difference(1)	11	851	-	862
Other changes, net	111	341	-	452
Balance June 30, 2019	$2,209	$13,680	$-	$15,889

Balance January 1, 2020	$1,890	$12,574	$8,152	$22,616
Accretion	-	-	(1,334)	(1,334)
Reclassifications from nonaccretable difference(1)	-	-	-	-
Other changes, net	(1,890)	(12,574)	-	(14,464)
Balance June 30, 2020	$-	$-	$6,818	$6,818

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

	June 30, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$35,181	$14,669	$2,735	$-	$-	$52,585
Commercial and industrial	153,507	22,852	7,939	-	-	184,298
Multi-family residential	80,539	21,771	3,458	-	-	105,768
Single family non-owner occupied	138,578	35,590	14,207	14	-	188,389
Non-farm, non-residential	474,297	207,483	41,320	-	-	723,100
Agricultural	6,650	3,443	314	-	-	10,407
Farmland	12,933	5,452	5,277	-	-	23,662
Consumer real estate loans
Home equity lines	94,694	1,397	3,475	-	-	99,566
Single family owner occupied	565,016	3,245	35,185	-	-	603,446
Owner occupied construction	14,498	202	611	-	-	15,311
Consumer and other loans
Consumer loans	112,537	109	1,905	-	-	114,551
Other	4,477	-	-	-	-	4,477
Total non-covered loans	1,692,907	316,213	116,426	14	-	2,125,560
Covered loans
Commercial loans
Construction, development, and other land	-	27	-	-	-	27
Single family non-owner occupied	191	-	-	-	-	191
Non-farm, non-residential	-	-	1	-	-	1
Consumer real estate loans
Home equity lines	7,803	379	330	-	-	8,512
Single family owner occupied	1,890	272	364	-	-	2,526
Total covered loans	9,884	678	695	-	-	11,257
Total loans	$1,702,791	$316,891	$117,121	$14	$-	$2,136,817

	December 31, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$45,781	$2,079	$799	$-	$-	$48,659
Commercial and industrial	135,651	4,327	2,984	-	-	142,962
Multi-family residential	118,045	2,468	1,327	-	-	121,840
Single family non-owner occupied	149,916	7,489	5,776	-	-	163,181
Non-farm, non-residential	683,481	27,160	16,620	-	-	727,261
Agricultural	11,299	122	335	-	-	11,756
Farmland	17,609	4,107	1,439	-	-	23,155
Consumer real estate loans
Home equity lines	106,246	2,014	1,818	-	-	110,078
Single family owner occupied	580,580	17,001	23,116	-	-	620,697
Owner occupied construction	16,341	179	721	-	-	17,241
Consumer and other loans
Consumer loans	108,065	1,341	621	-	-	110,027
Other	4,742	-	-	-	-	4,742
Total non-covered loans	1,977,756	68,287	55,556	-	-	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	28	-	-	-	28
Single family non-owner occupied	199	-	-	-	-	199
Non-farm, non-residential	-	-	3	-	-	3
Consumer real estate loans
Home equity lines	7,177	2,327	349	-	-	9,853
Single family owner occupied	2,111	275	392	-	-	2,778
Total covered loans	9,487	2,630	744	-	-	12,861
Total loans	$1,987,243	$70,917	$56,300	$-	$-	$2,114,460

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	June 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$877	$1,101	$-	$552	$768	$-
Commercial and industrial	2,890	3,458	-	576	599	-
Multi-family residential	341	772	-	1,254	1,661	-
Single family non-owner occupied	5,027	5,760	-	2,652	3,176	-
Non-farm, non-residential	7,659	9,433	-	4,158	4,762	-
Agricultural	261	265	-	158	164	-
Farmland	1,815	1,907	-	1,437	1,500	-
Consumer real estate loans
Home equity lines	1,604	1,756	-	1,372	1,477	-
Single family owner occupied	16,717	19,858	-	15,588	17,835	-
Owner occupied construction	540	548	-	648	648	-
Consumer and other loans
Consumer loans	500	507	-	290	294	-
Total impaired loans with no allowance	38,231	45,365	-	28,685	32,884	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	-	-	-
Multi-family residential	944	1,277	279	-	-	-
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	1,798	1,982	684	1,241	1,227	292
Farmland	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	-
Single family owner occupied	1,769	1,869	370	1,246	1,246	353
Consumer and other loans
Consumer loans	-	-	-	-	-	-
Total impaired loans with an allowance	4,511	5,128	1,333	2,487	2,473	645
Total impaired loans(1)	$42,742	$50,493	$1,333	$31,172	$35,357	$645

(1)

Total impaired loans include loans totaling $33.59 million as of June 30, 2020, and $24.64 million as of December 31, 2019, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$7	$882	$5	$790	$15	$1,091	$12	$795
Commercial and industrial	60	3,191	2	149	89	2,610	5	383
Multi-family residential	18	417	7	1,269	29	544	16	1,444
Single family non-owner occupied	37	5,203	28	3,237	72	4,652	56	3,116
Non-farm, non-residential	84	8,886	47	5,230	127	6,780	64	4,953
Agricultural	2	264	-	48	3	235	2	51
Farmland	15	1,835	10	1,438	36	1,698	26	1,444
Consumer real estate loans
Home equity lines	7	1,652	7	1,484	16	1,560	14	1,446
Single family owner occupied	122	17,251	154	15,838	290	17,401	278	15,889
Owner occupied construction	4	534	2	223	10	434	4	222
Consumer and other loans
Consumer loans	7	507	3	137	11	455	4	121
Total impaired loans with no related allowance	363	40,622	265	29,843	698	37,460	481	29,864

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Multi-family residential	-	944	-	-	-	943	-	-
Single family non-owner occupied	-	-	-	-	-	-	-	-
Non-farm, non-residential	14	1,884	8	553	14	1,611	8	277
Farmland	-	-	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	-	-	-
Single family owner occupied	11	1,777	36	2,987	24	1,508	65	2,639
Owner occupied construction	-	-	-	-	-	-	-	-
Total impaired loans with a related allowance	25	4,605	44	3,540	38	4,062	73	2,916
Total impaired loans	$388	$45,227	$309	$33,383	$736	$41,522	$554	$32,780

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2020			December 31, 2019
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$540	$-	$540	$211	$-	$211
Commercial and industrial	1,379	-	1,379	530	-	530
Multi-family residential	1,205	-	1,205	1,144	-	1,144
Single family non-owner occupied	3,071	-	3,071	1,286	-	1,286
Non-farm, non-residential	6,556	-	6,556	3,400	-	3,400
Agricultural	262	-	262	158	-	158
Farmland	1,106	-	1,106	713	-	713
Consumer real estate loans
Home equity lines	1,069	278	1,347	753	220	973
Single family owner occupied	8,521	21	8,542	7,259	24	7,283
Owner occupied construction	321	-	321	428	-	428
Consumer and other loans
Consumer loans	441	-	441	231	-	231
Total nonaccrual loans	$24,471	$299	$24,770	$16,113	$244	$16,357

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $284 thousand as of June 30, 2020, compared to $144 thousand as of December 31, 2019.

	June 30, 2020
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$-	$82	$438	$520	$52,065	$52,585
Commercial and industrial	411	1,525	387	2,323	181,975	184,298
Multi-family residential	961	595	944	2,500	103,268	105,768
Single family non-owner occupied	976	1,114	2,315	4,405	183,984	188,389
Non-farm, non-residential	1,853	902	4,918	7,673	715,427	723,100
Agricultural	222	13	45	280	10,127	10,407
Farmland	14	99	1,025	1,138	22,524	23,662
Consumer real estate loans
Home equity lines	294	143	597	1,034	98,532	99,566
Single family owner occupied	3,181	982	3,613	7,776	595,670	603,446
Owner occupied construction	-	-	-	-	15,311	15,311
Consumer and other loans
Consumer loans	848	105	240	1,193	113,358	114,551
Other	-	-	-	-	4,477	4,477
Total non-covered loans	8,760	5,560	14,522	28,842	2,096,718	2,125,560
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	27	27
Single family non-owner occupied	-	-	-	-	191	191
Non-farm, non-residential	-	-	-	-	1	1
Consumer real estate loans
Home equity lines	62	113	114	289	8,223	8,512
Single family owner occupied	21	-	-	21	2,505	2,526
Total covered loans	83	113	114	310	10,947	11,257
Total loans	$8,843	$5,673	$14,636	$29,152	$2,107,665	$2,136,817

	December 31, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$63	$65	$211	$339	$48,320	$48,659
Commercial and industrial	1,913	238	507	2,658	140,304	142,962
Multi-family residential	375	-	1,144	1,519	120,321	121,840
Single family non-owner occupied	754	267	661	1,682	161,499	163,181
Non-farm, non-residential	917	1,949	3,027	5,893	721,368	727,261
Agricultural	86	164	-	250	11,506	11,756
Farmland	856	349	664	1,869	21,286	23,155
Consumer real estate loans
Home equity lines	1,436	165	503	2,104	107,974	110,078
Single family owner occupied	7,728	2,390	3,766	13,884	606,813	620,697
Owner occupied construction	207	-	428	635	16,606	17,241
Consumer and other loans
Consumer loans	1,735	439	202	2,376	107,651	110,027
Other	22	-	-	22	4,720	4,742
Total non-covered loans	16,092	6,026	11,113	33,231	2,068,368	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	28	28
Single family non-owner occupied	-	-	-	-	199	199
Non-farm, non-residential	-	-	-	-	3	3
Consumer real estate loans
Home equity lines	144	28	-	172	9,681	9,853
Single family owner occupied	-	50	-	50	2,728	2,778
Total covered loans	144	78	-	222	12,639	12,861
Total loans	$16,236	$6,104	$11,113	$33,453	$2,081,007	$2,114,460

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $500 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $500 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of June 30, 2020, or December 31, 2019.

The CARES Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

Through June 30, 2020, the Company had modified 3,097 loans with principal balances totaling $436.11 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	June 30, 2020			December 31, 2019
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	1,498	1,498	-	-	-
Single family non-owner occupied	543	1,279	1,822	552	595	1,147
Non-farm, non-residential	-	2,425	2,425	-	307	307
Consumer real estate loans
Home equity lines	-	83	83	-	115	115
Single family owner occupied	1,748	5,886	7,634	1,790	5,305	7,095
Owner occupied construction	-	218	218	-	221	221
Consumer and other loans
Consumer loans	-	31	31	-	32	32
Total TDRs	$2,291	$11,420	$13,711	$2,342	$6,575	$8,917

Allowance for loan losses related to TDRs			$470			$353

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Amounts in thousands)
Interest income recognized	$152	$84	$250	$147

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended June 30,
	2020			2019
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	1	80	81
Single family owner occupied				1	185	184
Total below market interest rate and extended payment term	-	-	-	2	265	265
Payment deferral
Commercial and industrial	1	1,106	1,106	-	-	-
Non-farm, non-residential	2	1,538	1,538	-	-	-
Single family owner occupied	1	70	54	-	-	-
Total principal deferral	4	2,714	2,698	-	-	-
Total	4	$2,714	$2,698	2	$265	$265

(1)	Represents the loan balance immediately following modification

	Six Months Ended June 30,
	2020			2019
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modificatio Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate Single family non-owner occupied	1	50	50	-	$-	$-
Total below market interest rate	1	50	50	-	-	-
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	3	454	432
Single family owner occupied				2	489	484
Total below market interest rate and extended payment term	-	-	-	5	943	916
Payment deferral
Construction, development, and other land	1	63	63	-	-	-
Commercial and industrial	2	1,708	1,708	-	-	-
Single family non-owner occupied	1	529	529	-	-	-
Non-farm, non-residential	3	2,115	2,115	-	-	-
Single family owner occupied	3	742	726	1	66	45
Home equity lines	-	-	-	1	4	3
Total principal deferral	10	5,157	5,141	2	70	48
Total	11	$5,207	$5,191	7	$1,013	$964

(1)	Represents the loan balance immediately following modification

Payment defaults on loans modified as TDRs restructured within the previous 12 months as of June 30, 2020, were for one loan in the amount of $124 thousand; there were none in 2019.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2020	December 31, 2019
(Amounts in thousands)
OREO	$2,181	$3,969
Total OREO	$2,181	$3,969

OREO secured by residential real estate	$949	$2,232
Residential real estate loans in the foreclosure process(1)	2,621	1,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of June 30, 2020.

	Three Months Ended June 30, 2020
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$12,075	$7,519	$1,543	$21,137
Provision for (recovery of) loan losses charged to operations	2,618	(221)	1,434	3,831
Charge-offs	(878)	(179)	(615)	(1,672)
Recoveries	94	175	193	462
Net charge-offs	(784)	(4)	(422)	(1,210)
Ending balance	$13,909	$7,294	$2,555	$23,758

	Three Months Ended June 30, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,065	$6,856	$1,322	$18,243
Provision for (Recovery of) loan losses charged to operations	1,263	(68)	390	1,585
Charge-offs	(1,514)	(191)	(409)	(2,114)
Recoveries	402	284	140	826
Net (charge-offs) recoveries	(1,112)	93	(269)	(1,288)
Ending balance	$10,216	$6,881	$1,443	$18,540

	Six Months Ended June 30, 2020
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	4,605	924	1,802	7,331
Charge-offs	(1,146)	(242)	(1,478)	(2,866)
Recoveries	215	287	366	868
Net (charge-offs) recoveries	(931)	45	(1,112)	(1,998)
Ending balance	$13,909	$7,294	$2,555	$23,758

	Six Months Ended June 30, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Total allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
Provision for loan losses charged to operations	1,157	749	899	2,805
Charge-offs	(2,006)	(950)	(780)	(3,736)
Recoveries	566	350	288	1,204
Net (charge-offs) recoveries	(1,440)	(600)	(492)	(2,532)
Ending balance	$10,216	$6,881	$1,443	$18,540

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	June 30, 2020
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$50,846	$695
Commercial and industrial	896	-	180,981	934
Multi-family residential	944	279	103,189	1,162
Single family non-owner occupied	530	-	181,314	1,706
Non-farm, non-residential	3,803	684	700,242	8,020
Agricultural	-	-	10,380	206
Farmland	-	-	20,303	225
Total commercial loans	6,173	963	1,247,255	12,948
Consumer real estate loans
Home equity lines	-	-	106,825	752
Single family owner occupied	2,981	370	591,999	6,033
Owner occupied construction	-	-	15,311	139
Total consumer real estate loans	2,981	370	714,135	6,924
Consumer and other loans
Consumer loans	-	-	113,603	2,553
Other	-	-	4,477	-
Total consumer and other loans	-	-	118,080	2,553
Total loans, excluding PCI loans	$9,154	$1,333	$2,079,470	$22,425

	December 31, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$30,334	$245
Commercial and industrial	-	-	95,659	699
Multi-family residential	944	-	98,201	969
Single family non-owner occupied	-	-	128,520	1,323
Non-farm, non-residential	2,575	292	591,520	6,361
Agricultural	-	-	9,458	145
Farmland	-	-	16,146	201
Total commercial loans	3,519	292	969,838	9,943
Consumer real estate loans
Home equity lines	-	-	91,999	673
Single family owner occupied	3,016	353	490,712	5,175
Owner occupied construction	-	-	16,144	124
Total consumer real estate loans	3,016	353	598,855	5,972
Consumer and other loans
Consumer loans	-	-	99,199	1,865
Other	-	-	4,742	-
Total consumer and other loans	-	-	103,941	1,865
Total loans, excluding PCI loans	$6,535	$645	$1,672,634	$17,780

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	-	-	4,371	-
Highlands:
1-4 family, senior-commercial	6,736	-	4,564	-
Construction & land development	1,766	-	1,956	-
Farmland and other agricultural	3,386	-	3,722	-
Multifamily	1,635	-	1,663	-
Commercial real estate	19,056	-	21,710	-
Commercial and industrial	2,421	-	2,829	-
Other	-	-	352	-
Total commercial loans	35,000	-	41,167	-
Consumer real estate loans
Waccamaw serviced home equity lines	-	-	2,121	-
Waccamaw residential	-	-	587	-
Highlands:	-	-	-	-
1-4 family, junior and HELOCS	1,253	-	2,157	-
1-4 family, senior-consumer	10,992	-	13,174	-
Consumer	948	-	1,341	-
Peoples residential	-	-	700	-
Total consumer real estate loans	13,193	-	20,080	-
Total PCI loans	$48,193	$-	$61,247	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of June 30, 2020.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Amounts in thousands)
Beginning balance	$2,433	$4,578	$2,883	$5,108
Reimbursable expenses to the FDIC	-	-	-	-
Net amortization	(483)	(516)	(969)	(1,068)
(Receipts from) payments to the FDIC	(7)	(42)	29	(20)
Ending balance	$1,943	$4,020	$1,943	$4,020

Note 8. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2020	December 31, 2019
(Amounts in thousands)
Noninterest-bearing demand deposits	$752,899	$627,868
Interest-bearing deposits:
Interest-bearing demand deposits	564,417	497,470
Money market accounts	238,957	235,712
Savings deposits	482,532	453,240
Certificates of deposit	326,558	372,821
Individual retirement accounts	132,483	142,801
Total interest-bearing deposits	1,744,947	1,702,044
Total deposits	$2,497,846	$2,329,912

Note 9. Leases

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability. The ROU asset is recorded in other assets, while the lease liability is recorded in other liabilities on the consolidated balance sheet beginning January 1, 2019, when the Company adopted ASU 2016-02, on a prospective basis. The ROU asset represents the right to use an underlying asset during the lease term and the lease liability represents the obligation to make lease payments arising from the lease. The ROU asset and lease liability have been recognized based on the present value of the lease payments using a discount rate that represented our incremental borrowing rate at the lease commencement date or the date of adoption of ASU 2016-02. The lease expense which is comprised of the amortization of the ROU asset and the implicit interest accreted on the lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the consolidated statements of income.

The Company’s current operating leases relate primarily to bank branches. The Company’s ROU asset was $874 thousand as of June 30, 2020 compared to $917 thousand as of December 31, 2019. The operating lease liability as of June 30, 2020 was $950 compared to $1.01 million as of December 31, 2019. The Company’s total operating leases have remaining terms of 2 – 9 years; compared with 2-10 years as of December 31, 2019. The June 30, 2020 weighted average discount rate of 3.22% did not change from December 31, 2019.

Future minimum lease payments as of the dates indicated are as follows:

Year	June 30, 2020
(Amounts in thousands)
2021	$154
2022	148
2023	119
2024	119
2025 and thereafter	520
Total lease payments	1,060
Less: Interest	(110)
Present value of lease liabilities	$950

Year	December 31, 2019
(Amounts in thousands)
2020	$154
2021	154
2022	131
2023	119
2024 and thereafter	580
Total lease payments	1,138
Less: Interest	(129)
Present value of lease liabilities	$1,009

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2020		December 31, 2019
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	1,100	0.39%	$1,601	0.14%
Total borrowings	$1,100		$1,601

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of June 30, 2020, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $365.67 million, net of FHLB letters of credit of $169.04 million, as of June 30, 2020. As of June 30, 2020, the Company pledged $939.81 million in qualifying loans to secure the FHLB borrowing capacity.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2021. There was no outstanding balance on the line as of June 30, 2020 or December 31, 2019.

Note 11. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30 2020. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2020			December 31, 2019
	Notional or	Fair Value		Notional or	Fair Value
(Amounts in thousands)	Contractual Amount	Derivative Assets	Derivative Liabilities	Contractual Amount	Derivative Assets	Derivativ Liabilities
Derivatives designated as hedges
Interest rate swaps	$17,052	$-	$1,322	$17,432	$-	$510
Total derivatives	$17,052	$-	$1,322	$17,432	$-	$510

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2020	2019	2020	2019	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$80	$-	$92	$-	Interest and fees on loans
Total derivative expense	$80	$-	$92	$-

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019	Income Statement Location
(Amounts in thousands)
Service cost	$78	$80	$155	$160	Salaries and employee benefits
Interest cost	89	101	178	202	Other expense
Amortization of prior service cost	50	64	100	128	Other expense
Amortization of losses	47	6	93	11	Other expense
Net periodic cost	$264	$251	$526	$501

Note 13. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
(Amounts in thousands, except share and per share data)
Net income	$8,238	$10,451	$16,110	$20,082

Weighted average common shares outstanding, basic	17,701,853	15,712,204	17,850,423	15,775,462
Dilutive effect of potential common shares
Stock options	20,661	56,818	27,017	57,795
Restricted stock	5,786	6,298	10,885	14,241
Total dilutive effect of potential common shares	26,447	63,116	37,902	72,036
Weighted average common shares outstanding, diluted	17,728,300	15,775,320	17,888,325	15,847,498

Basic earnings per common share	$0.47	$0.67	$0.90	$1.27
Diluted earnings per common share	0.46	0.66	0.90	1.27

Antidilutive potential common shares
Stock options	60,375	-	66,808	-
Restricted stock	34,661	-	32,159	-
Total potential antidilutive shares	95,036	-	98,967	-

Note 14. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2020
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,509	$(2,648)	$(1,139)
Other comprehensive income (loss) before reclassifications	(45)	-	(45)
Reclassified from AOCI	-	76	76
Other comprehensive income, net	(45)	76	31
Ending balance	$1,464	$(2,572)	$(1,108)

	Three Months Ended June 30, 2019
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$677	$(1,410)	$(733)
Other comprehensive income (loss) before reclassifications	262	-	262
Reclassified from AOCI	34	56	90
Other comprehensive (loss) income, net	296	56	352
Ending balance	$973	$(1,354)	$(381)

	Six Months Ended June 30, 2020
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$866	$(2,372)	$(1,506)
Other comprehensive income (loss) before reclassifications	902	(353)	549
Reclassified from AOCI	(304)	153	(151)
Other comprehensive income, net	598	(200)	398
Ending balance	$1,464	$(2,572)	$(1,108)

	Six Months Ended June 30, 2019
	Unrealized Gains (Losses) on Available- for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss)
before reclassifications	1,224	(320)	904
Reclassified from AOCI	34	110	144
Other comprehensive (loss) income, net	1,258	(210)	1,048
Ending balance	$973	$(1,354)	$(381)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2020	2019	2020	2019	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$43	$(385)	$43	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	43	(385)	43	Income before income taxes
Income tax expense	-	9	(81)	9	Income tax expense
Reclassified out of AOCI, net of tax	-	34	(304)	34	Net income
Employee benefit plans
Amortization of prior service cost	$50	$64	$100	$128	(1)
Amortization of net actuarial benefit cost	47	6	93	11	(1)
Reclassified out of AOCI, before tax	97	70	193	139	Income before income taxes
Income tax expense	21	15	41	29	Income tax expense
Reclassified out of AOCI, net of tax	76	55	152	110	Net income
Total reclassified out of AOCI, net of tax	$76	$89	$(152)	$144	Net income

(1)	Amortization is included in net periodic pension cost. See Note 11, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$593	$-	$593	$-
Municipal securities	62,491	-	62,491	-
Mortgage-backed Agency securities	35,283	-	35,283	-
Total available-for-sale debt securities	98,367	-	98,367	-
Equity securities	55	55	-	-
Fair value loans	12,128	-	-	12,128
Deferred compensation assets	3,790	3,790	-	-
Deferred compensation liabilities	3,790	3,790	-	-
Derivative liabilities	1,322	-	1,322	-

	December 31, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,034	$-	$5,034	$-
Municipal securities	86,878	-	86,878	-
Mortgage-backed Agency securities	77,662	-	77,662	-
Total available-for-sale debt securities	169,574	-	169,574	-
Equity securities	55	55	-	-
Fair value loans	10,358	-	-	10,358
Deferred compensation assets	3,990	3,990	-	-
Deferred compensation liabilities	3,990	3,990	-	-
Derivative liabilities	510		510

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,178	$-	$-	$3,178
OREO	2,181	-	-	2,181

	December 31, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,828	$-	$-	$1,828
OREO	3,969	-	-	3,969

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	June 30, 2020				December 31, 2019

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	5%	to	65%	(30%)	22%	to	36%	(26%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0%	to	77%	(25%)	15%	to	100%	(8%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

Off-Balance Sheet Instruments. The Company believes that fair values of unfunded commitments to extend credit, standby letters of credit, and financial guarantees are not meaningful; therefore, off-balance sheet instruments are not addressed in the fair value disclosures. The Company believes it is not feasible or practical to accurately disclose the fair values of off-balance sheet instruments due to the uncertainty and difficulty in assessing the likelihood and timing of advancing available proceeds, the lack of an established market for these instruments, and the diversity in fee structures. For additional information about the unfunded, contractual value of off-balance sheet financial instruments, see Note 16, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$421,492	$421,492	$421,492	$-	$-
Debt securities available for sale	98,367	98,367	-	98,367	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	2,136,817	2,041,821	-	-	2,041,821
FDIC indemnification asset	1,943	810	-	-	810
Interest receivable	8,380	8,380	-	8,380	-
Deferred compensation assets	3,790	3,790	3,790	-	-

Liabilities
Time deposits	459,041	462,940	-	462,940	-
Securities sold under agreements to repurchase	1,100	1,100	-	1,100	-
Interest payable	808	808	-	808	-
Derivative financial liabilities	1,322	1,322	-	1,322	-
Deferred compensation liabilities	3,790	3,790	3,790	-	-

	December 31, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$217,009	$217,009	$217,009	$-	$-
Debt securities available for sale	169,574	169,574	-	169,574	-
Equity securities	55	55	55	-	-
Loans held for sale	263	263	-	-	263
Loans held for investment, net of allowance	2,096,035	2,068,257	-	-	2,068,257
FDIC indemnification asset	2,883	1,201	-	-	1,201
Interest receivable	6,677	6,677	-	6,677	-
Deferred compensation assets	3,990	3,990	3,990	-	-

Liabilities
Time deposits	515,622	512,134	-	512,134	-
Securities sold under agreements to repurchase	1,601	1,601	-	1,601	-
Interest payable	472	472	-	472	-
Derivative liabilities	510	510	-	510	-
Deferred compensation liabilities	3,990	3,990	3,990	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2020	December 31, 2019
(Amounts in thousands)
Commitments to extend credit	$218,577	$228,716
Standby letters of credit and financial guarantees(1)	174,545	167,612
Total off-balance sheet risk	393,122	396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2020, the Bank operated 58 branches as First Community Bank in Virginia, West Virginia, and North Carolina and as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of June 30, 2020, full-time equivalent employees, calculated using the number of hours worked, totaled 640. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2020, the Trust Division and FCWM managed and administered $1.10 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Events

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, and quickly spread across most of the earth, including the United States. In March 2020, President Trump declared a National Public Health Emergency. Government responses to the COVID-19 pandemic have severely restricted the level of economic activity in the Company’s markets. While the financial services industry has been designated an essential business in each of the states in which the Company operates, many of the Company’s customers are non-essential businesses, or are employed by non-essential businesses, and have been adversely affected by government shutdowns.

The Company’s business, financial condition, and results of operations generally rely upon the ability of borrowers to repay their loans, the value of collateral underlying secured loans, and demand for loans and other financial products and services. Each of these conditions depends highly on the business environment in the primary markets where the Company operates and in the United States as a whole. The COVID-19 pandemic has, and will continue to have, a significant impact on the Company’s business and operations.

To date, the COVID-19 pandemic has impacted trade, travel, employee productivity, unemployment, consumer spending, and other economic activities which has resulted in less economic activity, lower equity market valuations, significant volatility and disruption in financial markets, and has adversely affected the Company’s business volume, financial condition and results of operations. However, the impact of the COVID-19 pandemic is fluid and continues to evolve. The ultimate extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments, including the duration and scope of the pandemic, governmental, regulatory and private sector responses to the pandemic, the pandemic’s depth of impact on national and local economies, financial market reactions, responses of the Company’s customers, employees and vendors, and other factors.

In order to implement and exercise social distancing, on March 20, 2020, the Company began limiting access to branch lobbies and conducting most business through drive-through tellers and through electronic and online means. To support the health and well-being of employees, a majority of the Company’s back office workforce is currently working remotely, and the Company temporarily implemented pay differential for employees not working remotely; which ended when states and localities began their phased re-opening plans. To support and assist loan customers and/or comply with guidance from regulatory authorities, the Company has deferred loan payments for many consumer and commercial customers, suspended residential property foreclosures, evictions, and involuntary automobile repossessions, and is offering fee waivers, payment deferrals, and other extraordinary assistance for automobile, mortgage, small business and personal lending customers. Future regulatory or governmental actions may require these and other types of customer-assistance measures.

Through June 30, 2020, the Company has modified or deferred payments on a total of 3,097 loans totaling $436.11 million in principal; 1,277 commercial loans totaling $340.00 million in principal, 972 consumer installment loans totaling $12.92 million in principal, 706 consumer mortgages totaling $76.01 million in principal, and 142 home equity loans totaling $7.18 million in principal. Deferred interest and fees for these loans will continue to accrue. However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. The accrued interest for these loans totaled $702 thousand as of June 30, 2020. At this time, the Company is unable to project the materiality of any such impact. The Company proactively reached out to customers to provide guidance and assistance on loan deferrals. To date, the Company has not experienced an increase in borrowers drawing on lines of credit. Management currently believes the hotel/motel and retail loan portfolios to be at the greatest risk.

The Company is also participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist both existing customers and non-customers. Through June 30, 2020, the Company processed 758 loans with original principal balances totaling $60.23 million through the SBA’s PPP.

Management and the Board of Directors are closely monitoring the impact of the COVID-19 pandemic on results of operations and financial condition. The Company recorded a provision for loan losses of $3.83 million in the second quarter of 2020 and $3.50 million in the first quarter of 2020, which was significantly higher than in recent previous quarters. Management expects the provisions for loan losses for periods ending after June 30, 2020, to be materially impacted by the COVID-19 pandemic.

Acquisitions and Divestitures

On September 11, 2019, the Company entered into an Agreement and Plan of Merger with Highlands Bankshares, Inc. (“Highlands” ) of Abingdon, Virginia. Under the terms of the agreement and plan of merger, each share of Highlands’ common and preferred stock outstanding immediately converted into the right to receive 0.2703 shares of the Company’s stock. The transaction was consummated at the close of business December 31, 2019. The transaction combined two traditional Southwestern Virginia community banks who serve the Highlands region in Virginia, North Carolina, and Tennessee. The total purchase price for the transaction was $86.65 million.

The Highlands transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement up to a year after the closing date of the acquisition.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2020, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2019 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2019 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2020, and financial condition as of June 30, 2020, include the following:

●	Diluted earnings per share was $0.46 for the quarter and $0.90 for the six months .
●

Current quarter earnings include a loan loss provision of $3.83 million, an increase of $2.25 million over second quarter of 2019. Coupled with the provision of the first quarter of 2020, the provision had the cumulative effect of increasing loan loss reserves $5.33 million for the six month period to recognize the impact of the coronavirus slowdown.

●

Despite the significant increase in loan loss provision, return on average assets remained strong at 1.15% for both the second quarter and the six month period. The significant increase in loan loss provision over previous quarterly provisions reduced return on average assets for the quarter by 0.24%.

●

Net interest margin decreased 50 basis points to 4.22% compared to the same quarter of 2019. Net interest margin decreased 20 basis points to 4.46% for the six months compared to the same period of 2019. Both decreases are reflective of the current historically low interest rate environment.

●

As of June 30, 2020, the Company continues to significantly exceed regulatory “well capitalized” targets, as well as all capital targets of its capital management plan. The Company completed its previous share repurchase authorization in the first quarter of 2020, prior to the onset of the current coronavirus pandemic, which completed a strategic objective of acquiring 6.6 million shares, returning over $149 million in surplus capital to shareholders. In light of the uncertain economic forecast, the Company has temporarily delayed consideration of a new share repurchase authorization to preserve and further accumulate surplus capital.

●	Total deposits have grown $167.93 million, or 7.21%, during 2020 with $125.03 million of the increase coming in interest free categories.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

Net income	$8,238	$10,451	$(2,213)	-21.18%	$16,110	$20,082	$(3,972)	-19.78%

Basic earnings per common share	0.47	0.67	(0.20)	-29.85%	0.90	1.27	(0.37)	-29.13%
Diluted earnings per common share	0.46	0.66	(0.20)	-30.30%	0.90	1.27	(0.37)	-29.13%

Return on average assets	1.15%	1.89%	-0.74%	-39.15%	1.15%	1.82%	-0.67%	-36.81%
Return on average common equity	7.97%	12.57%	-4.60%	-36.60%	7.73%	12.17%	-4.44%	-36.48%

Three-Month Comparison. Net income decreased $2.21 million in the second quarter of 2020 largely due to a $2.25 million increase in the provision for loan losses as a result of increasing the reserve to recognize the impact of the coronavirus slowdown. Additional decreases resulted from increases in salaries and employee benefits of $1.86 million reflective of the addition of Highlands, as well as expenses arising from the implementation of a pay differential related to COVID-19 which ended May 31, 2020. Pandemic shutdowns and stay-at-home orders had a significant negative impact on deposit service charges resulting in a decrease of $1.14 million in income. Results for second quarter 2019 included one-time litigation settlements of $2.03 million. These decreases were offset by an increase of $3.35 million in net interest income that is reflective of the addition of Highlands; as well as an increase of $1.43 million in various other noninterest income categories.

Six-Month Comparison. Net income decreased $3.97 million in the first six months of 2020 due to a $4.53 million increase in the provision for loan losses as a result of increasing the reserve to recognize the impact of the coronavirus slowdown as noted above. Additional decreases resulted from an increase in salaries and employee benefits of $4.08 which was reflective of the addition of Highlands as well as expenses arising from the implementation of the pay differential related to COVID-19 which ended May 31, 2020. 2019 included litigation settlements received of $3.70 million. These decreases were offset by an increase of $8.85 million in net interest income that is reflective of the of Highlands acquisition.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,129,513	$27,040	5.11%	$1,721,392	$22,772	5.31%
Securities available for sale	103,378	839	3.26%	126,153	1,068	3.40%
Interest-bearing deposits	293,791	81	0.11%	125,759	766	2.44%
Total earning assets	2,526,682	27,960	4.45%	1,973,304	24,606	5.00%
Other assets	356,913			248,270
Total assets	$2,883,595			$2,221,574

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$547,445	$98	0.07%	$454,246	$77	0.07%
Savings deposits	707,298	240	0.14%	504,854	192	0.15%
Time deposits	465,212	1,107	0.96%	429,469	1,123	1.05%
Total interest-bearing deposits	1,719,955	1,445	0.34%	1,388,569	1,392	0.40%
Borrowings
Retail repurchase agreements	1,244	1	0.14%	3,024	1	0.13%
Total borrowings	1,244	1	0.14%	3,024	1	0.13%
Total interest-bearing liabilities	1,721,199	1,446	0.34%	1,391,593	1,393	0.40%
Noninterest-bearing demand deposits	711,174			468,782
Other liabilities	35,467			27,604
Total liabilities	2,467,840			1,887,979
Stockholders' equity	415,755			333,595
Total liabilities and stockholders' equity	$2,883,595			$2,221,574
Net interest income, FTE(1)		$26,514			$23,213
Net interest rate spread			4.11%			4.60%
Net interest margin, FTE(1)			4.22%			4.72%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.50 million and $1.39 million for the three months ended June 30, 2020 and 2019, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,105,323	$55,145	5.27%	$1,743,141	$45,008	5.21%
Securities available for sale	119,744	1,899	3.19%	135,914	2,299	3.42%
Securities held to maturity	-	-	-	6,140	45	1.48%
Interest-bearing deposits	228,636	616	0.53%	90,423	1,104	2.45%
Total earning assets	2,453,703	57,660	4.73%	1,975,618	48,456	4.95%
Other assets	355,280			248,118
Total assets	$2,808,983			$2,223,736

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$525,024	$188	0.07%	$450,655	$114	0.05%
Savings deposits	693,477	654	0.19%	503,075	367	0.15%
Time deposits	475,149	2,429	1.03%	433,936	2,216	1.03%
Total interest-bearing deposits	1,693,650	3,271	0.39%	1,387,666	2,697	0.39%
Borrowings
Retail repurchase agreements	1,346	3	0.39%	3,141	2	0.14%
Wholesale repurchase agreements	-	-	-	7,597	119	3.17%
FHLB advances and other borrowings	72	1	2.23%	-	-	-
Total borrowings	1,418	4	0.57%	10,738	121	2.27%
Total interest-bearing liabilities	1,695,068	3,275	0.39%	1,398,404	2,818	0.41%
Noninterest-bearing demand deposits	655,906			464,299
Other liabilities	38,820			28,245
Total liabilities	2,389,794			1,890,948
Stockholders' equity	419,189			332,788
Total liabilities and stockholders' equity	$2,808,983			$2,223,736
Net interest income, FTE(1)		$54,385			$45,638
Net interest rate spread			4.34%			4.54%
Net interest margin, FTE(1)			4.46%			4.66%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash purchase accounting accretion of $3.46 million and $2.15 million for the six months ended June 30, 2020 and 2019, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2020 Compared to 2019				June 30, 2020 Compared to 2019
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$10,798	$(1,828)	$(4,702)	$4,268	$9,352	$565	$220	$10,137
Securities available-for-sale	(386)	(88)	245	(229)	(274)	(157)	31	(400)
Securities held-to-maturity	-	-	-	-	(45)	(45)	45	(45)
Interest-bearing deposits with other banks	2,047	(1,463)	(1,269)	(685)	1,681	(863)	(1,306)	(488)
Total interest earning assets	12,459	(3,379)	(5,726)	3,354	10,714	(500)	(1,010)	9,204

Interest paid on(1)
Demand deposits	32	9	(20)	21	19	48	7	74
Savings deposits	154	(41)	(65)	48	139	108	40	287
Time deposits	187	(202)	(1)	(16)	210	2	1	213
Retail repurchase agreements	(1)	-	1	-	(1)	4	(2)	1
Wholesale repurchase agreements	-	-	-	-	(119)	(120)	120	(119)
FHLB advances and other borrowings	-	-	1	1	-	-	1	1
Total interest-bearing liabilities	372	(234)	(84)	54	248	42	167	457

Change in net interest income(1)	$12,087	$(3,145)	$(5,642)	$3,300	$10,466	$(542)	$(1,177)	$8,747

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 79.21% of total net interest and noninterest income in the second quarter of 2020 compared to 72.66% in the same quarter of 2019. Net interest income on a GAAP basis increased $3.35 million, or 14.57%, compared to an increase of $3.30 million, or 14.22%, on a FTE basis. The net interest margin on a FTE basis decreased 50 basis points and the net interest spread on a FTE basis decreased 49 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $553.38 million, or 28.04%, primarily due to an increase in average loans as well as an increase in interest-bearing deposits. Average loans increased $408.12 million which was primarily due to the addition of Highlands. The yield on earning assets decreased 55 basis points or 11.00%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 87.59% from 92.68% in the same quarter of 2019. Non-cash accretion income increased $112 thousand, or 8.06%, due to the addition of loans from the Highlands acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $329.61 million, or 23.69%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 6 basis points. Average interest-bearing deposits increased $331.39 million, or 23.87%, which was driven by the December 31, 2019 Highlands acquisition with increases in average savings deposits of $202.44 million, or 40.10%, interest-bearing demand of $93.20 million, or 20.52%, and time deposits of $35.74 million, or 8.32%

Six-Month Comparison. Net interest income comprised 78.88% of total net interest and noninterest income for the first six months of 2020 compared to 72.98% in the same period of 2019. Net interest income on a GAAP basis increased $8.85 million, or 19.58%, compared to an increase of $8.75 million, or 19.17%, on a FTE basis. The net interest margin on a FTE basis decreased 20 basis points and the net interest spread on a FTE basis decreased 20 basis points as well. The decrease in the net interest margin and the net interest spread are primarily attributable to the historically low rate environment experienced over the past quarter.

Average earning assets increased $478.09 million, or 24.20%, primarily due to an increase in loans and overnight funds sold. The yield on earning assets decreased 22 basis points as the yields in interest-bearing deposits and the available-for-sale investment portfolio decreased. Average loans increased $362.18 million, or 20.78%, and the average loan to deposit ratio decreased to 89.61% from 94.12% in the same period of 2019. Non-cash accretion income increased $1.30 million, or 60.40%, due to the addition of loans from the Highlands acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $296.66 million, or 21.21%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 2 basis points or 4.88%. Average borrowings decreased $9.32 million, or 86.79%, largely due to a decrease in average wholesale repurchase agreements of $7.60 million. The decrease resulted from the payoff of a $25 million wholesale repurchase agreement in the first quarter of 2019. Average interest-bearing deposits increased $305.98 million, or 22.05%, which was driven by the December 2019 acquisition of Highlands, resulting in increases of $190.40 million in savings, $74.37 million in interest-bearing demand, and $41.21 million in time deposits.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $2.25 million, or 141.70%, to $3.83 million in the second quarter of 2020 compared to the same quarter of 2019. The increase in the provision was primarily due to the impact of the the coronavirus slowdown. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Six-Month Comparison. The provision charged to operations increased $4.53 million, or 161.35%, to $7.33 million for the first six months of 2020 compared to the same period of 2019. The provision had the effect of increasing loan loss reserves $5.33 million to recognize the impact of the coronavirus slowdown. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
(Amounts in thousands)
Wealth management	$854	$884	$(30)	-3.39%	$1,698	$1,629	$69	4.24%
Service charges on deposits	2,560	3,699	(1,139)	-30.79%	6,291	7,107	(816)	-11.48%
Other service charges and fees	2,617	2,129	488	22.92%	4,848	4,178	670	16.04%
Net gain on sale of securities	-	(43)	43	-	385	(43)	428	-
Net FDIC indemnification asset amortization	(483)	(516)	33	-6.40%	(969)	(1,068)	99	-9.27%
Other income/litigation settlements	-	2,025	(2,025)	-	-	3,700	(3,700)	-
Other operating income	1,365	471	894	189.81%	2,209	1,226	983	80.18%
Total noninterest income	$6,913	$8,649	$(1,736)	-20.07%	$14,462	$16,729	$(2,267)	-13.55%

Three-Month Comparison. Noninterest income comprised 20.79% of total net interest and noninterest income in the second quarter of 2020 compared to 27.34% in the same quarter of 2019. Noninterest income decreased $1.74 million, or 20.07%. The decrease was primarily due to $2.03 million received from litigation settlements in the second quarter of 2019. In addition, service charges on deposits decreased $1.14 million due to the impact of pandemic shutdowns and stay-at-home orders. These amounts were offset by increases in other service charges and fees and other operating income of $1.38 million. The increases were primarily driven by an increase in net interchange income.

Six-Month Comparison. Noninterest income comprised 21.12% of total net interest and noninterest income for the first six months of 2020 compared to 27.02% in the same period of 2019. Noninterest income decreased $2.27 million, or 13.55%, primarily due to $3.70 million received from litigation settlements in 2019. In addition, service charges on deposits decreased $816 thousand primarily as a result of the second quarter effects of the pandemic shutdowns. These decreases were offset by increases in other operating income, other service charges and fees, and the net gain on sale of securities. Other Operating income increased $983 thousand or 80.18% and was primarily driven by third party incentives associated with debit cards and demand deposit accounts. Other service charges and fees increased $670 thousand, or 16.04%, primarily due to an increase of $734 thousand in net interchange income. Excluding the impact from litigation settlements, noninterest income increased $1.43 million, or 11.00%, for the first six months of 2020.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$11,015	$9,153	$1,862	20.34%	$22,401	$18,319	$4,082	22.28%
Occupancy expense	1,275	1,082	193	17.84%	2,590	2,235	355	15.88%
Furniture and equipment expense	1,316	1,062	254	23.92%	2,700	2,095	605	28.88%
Service fees	1,329	1,231	98	7.96%	2,852	2,261	591	26.14%
Advertising and public relations	475	513	(38)	-7.41%	987	1,037	(50)	-4.82%
Professional fees	307	328	(21)	-6.40%	540	742	(202)	-27.22%
Amortization of intangibles	360	249	111	44.58%	721	495	226	45.66%
FDIC premiums and assessments	33	150	(117)	-78.00%	33	318	(285)	-89.62%
Merger expense	-	-	-	-	1,893	-	1,893	-
Other operating expense	2,803	2,883	(80)	-2.77%	5,860	5,934	(74)	-1.25%
Total noninterest expense	$18,913	$16,651	$2,262	13.58%	$40,577	$33,436	$7,141	21.36%

Three-Month Comparison. Noninterest expense increased $2.26 million, or 13.58%, in the second quarter of 2020 compared to the same quarter of 2019. The increase was largely due to an increase in salaries and benefits of $1.86 million primarily attributable to the addition of Highlands employees as well as an increase due to temporary COVID-19 related expenses for pay differential made to employees continuing to work at branch and back-office locations.

Six-Month Comparison. Noninterest expense increased $7.14 million, or 21.36%, in the first six months of 2020 compared to the same period of 2019. The increase was primarily due to an increase in salaries and benefits of $4.08 million, or 22.28% which was largely due to the addition of Highlands employees. In addition, the Company incurred $1.89 million in residual merger expenses during the first quarter of 2020 related to the Highlands acquisition. Occupancy and furniture and equipment expense increased a combined total of $960 thousand and was primarily driven by the addition of branch locations acquired in the Highlands transaction.

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

Three-Month Comparison. Income tax expense decreased $681 thousand, or 23.08%, primarily due to the decrease in pre-tax earnings. The effective tax rate decreased to 21.60% in the second quarter of 2020 from 22.02% in the same quarter of 2019.

Six-Month Comparison. Income tax expense decreased $1.12 million, or 20.00%, and the effective tax rate decreased to 21.70% in the second quarter of 2019 from 21.75% in the same quarter of 2019.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
(Amounts in thousands)
Net interest income, GAAP	$26,339	$22,989	$54,021	$45,175
FTE adjustment(1)	174	224	364	463
Net interest income, FTE	26,513	23,213	54,385	45,638

Net interest margin, GAAP	4.19%	4.67%	4.43%	4.61%
FTE adjustment(1)	0.03%	0.04%	0.03%	0.05%
Net interest margin, FTE	4.22%	4.72%	4.46%	4.66%

Financial Condition

Total assets as of June 30, 2020, increased $150.22 million, or 5.37% from December 31, 2019. The increase in assets was primarily driven by a increase in overnight funds of $213.68 million, or 144.38%. In addition, total liabilities as of June 30, 2020, increased $163.21 million, or 6.89% from December 31, 2019. The increase in liabilities was primarily the result of an increase in total deposits of $167.93 million, or 7.21%.

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

Available-for-sale debt securities as of June 30, 2020, decreased $71.21 million, or 41.99%, compared to December 31, 2019. The decrease was primarily due to the sale of $51.03 million in securities in the first quarter. The market value of debt securities available for sale as a percentage of amortized cost was 101.92.% as of June 30, 2020, compared to 100.65% as of December 31, 2019.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three and six months ended June 30, 2020 or 2019. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of June 30, 2020, increased $22.36 million, or 1.06%, compared to December 31, 2019. Covered loans decreased $1.60 million, or 12.47%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 4, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2020		December 31, 2019		June 30, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$52,585	2.46%	$48,659	2.30%	$62,155	3.61%
Commercial and industrial	184,298	8.62%	142,962	6.76%	92,304	5.36%
Multi-family residential	105,768	4.95%	121,840	5.76%	100,569	5.84%
Single family non-owner occupied	188,389	8.82%	163,181	7.72%	139,180	8.11%
Non-farm, non-residential	723,100	33.84%	727,261	34.39%	596,163	34.64%
Agricultural	10,407	0.49%	11,756	0.56%	9,462	0.55%
Farmland	23,662	1.11%	23,155	1.10%	17,322	1.01%
Total commercial loans	1,288,209	60.29%	1,238,814	58.59%	1,017,155	59.12%
Consumer real estate loans
Home equity lines	99,566	4.66%	110,078	5.21%	88,094	5.12%
Single family owner occupied	603,446	28.24%	620,697	29.35%	493,555	28.67%
Owner occupied construction	15,311	0.72%	17,241	0.82%	13,755	0.80%
Total consumer real estate loans	718,323	33.62%	748,016	35.38%	595,404	34.59%
Consumer and other loans
Consumer loans	114,551	5.36%	110,027	5.20%	88,352	5.13%
Other	4,477	0.21%	4,742	0.22%	4,497	0.26%
Total consumer and other loans	119,028	5.57%	114,769	5.42%	92,849	5.39%
Total non-covered loans	2,125,560	99.48%	2,101,599	99.39%	1,705,408	99.10%
Total covered loans	11,257	0.52%	12,861	0.61%	15,520	0.90%
Total loans held for investment, net of unearned income	2,136,817	100.00%	2,114,460	100.00%	1,720,928	100.00%
Less: allowance for loan losses	23,758		18,425		18,540
Total loans held for investment, net of unearned income and allowance	$2,113,059		$2,096,035		$1,702,388

Loans held for sale	$-		$263		$-

Commercial and industrial loan balances grew significantly compared to December 31, 2019. During the second quarter, we began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender. At June 30, 2020, the PPP loans had a current balance of $60.23 million, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $2.26 million at June 30, 2020, were also recorded. During the second quarter of 2020, we recorded amortization of net deferred loan origination fees of $192 thousand on PPP loans. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

The following table presents covered loans, by loan class, as of the dates indicated:

	June 30, 2020		December 31, 2019		June 30, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$27	0.24%	$28	0.22%	$31	0.20%
Single family non-owner occupied	191	1.70%	199	1.55%	224	1.44%
Non-farm, non-residential	1	0.01%	3	0.02%	5	0.03%
Total commercial loans	219	1.95%	230	1.79%	260	1.67%
Consumer real estate loans
Home equity lines	8,512	75.61%	9,853	76.61%	12,254	78.96%
Single family owner occupied	2,526	22.44%	2,778	21.60%	3,006	19.37%
Total consumer real estate loans	11,038	98.05%	12,631	98.21%	15,260	98.33%
Total covered loans	$11,257	100.00%	$12,861	100.00%	$15,520	100.00%

Commercial Loans Modified Under CARES Act

The following table details the balance of commercial loans modified under provisions of the CARES Act as of June 30, 2020.

	Total	Percent
(unaudited, in thousands)	Balance	Modified

Construction, development, and other land	$14,377	27.33%
Commercial and industrial	25,584	13.88%
Multi-family residential	22,021	20.82%
Single family non-owner occupied	39,135	20.75%
Commercial Real Estate - Hotel/Motel	92,940	89.75%
Commercial Real Estate - Retail Strip Centers	19,740	38.17%
Commercial Real Estate - Other	116,871	20.58%
Agricultural	3,464	33.29%
Farmland	5,865	24.79%
Total commercial modifications	$339,997	26.39%

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

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. For additional information, see Note 5, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2020	December 31, 2019	June 30, 2019
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$24,471	$16,113	$16,368
Accruing loans past due 90 days or more	284	144	37
TDRs(1)	598	720	821
Total nonperforming loans	25,353	16,977	17,226
Non-covered OREO	2,181	3,969	3,810
Total non-covered nonperforming assets	$27,534	$20,946	$21,036

Covered nonperforming
Nonaccrual loans	$299	$244	$203
Total nonperforming loans	299	244	203
Covered OREO	-	-	152
Total covered nonperforming assets	$299	$244	$355

Total nonperforming
Nonaccrual loans	$24,770	$16,357	$16,571
Accruing loans past due 90 days or more	284	144	37
TDRs(1)	598	720	821
Total nonperforming loans	25,652	17,221	17,429
OREO	2,181	3,969	3,962
Total nonperforming assets	$27,833	$21,190	$21,391

Additional Information
Performing TDRs(2)	$10,822	$5,855	$5,676
Total Accruing TDRs(3)	11,420	6,575	6,497

Non-covered ratios
Nonperforming loans to total loans	1.19%	0.81%	1.02%
Nonperforming assets to total assets	0.94%	0.75%	0.96%
Non-PCI allowance to nonperforming loans	93.71%	108.53%	107.63%
Non-PCI allowance to total loans	1.12%	0.88%	1.10%

Total ratios
Nonperforming loans to total loans	1.20%	0.81%	1.02%
Nonperforming assets to total assets	0.94%	0.76%	0.97%
Allowance for loan losses to nonperforming loans	92.62%	106.99%	106.37%
Allowance for loan losses to total loans	1.11%	0.87%	1.09%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.88 million, $95 thousand, and $666 thousand for the periods ended June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $413 thousand, $2.25 million, and $2.02 million for the periods ended June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

(3)	Total accruing TDRs exclude nonaccrual TDRs of $2.29 million, $2.34 million, and $2.73 million for the periods ended June 30, 2020, December 31, 2019, and June 30, 2019, respectively.

Non-covered nonperforming assets as of June 30, 2020, increased $6.59 million, or 31.45%, from December 31, 2019, primarily due to an increase in non-covered nonaccrual loans acquired from Highlands Union Bank offset by a decrease in OREO of $1.79 million. Non-covered nonaccrual loans as of June 30, 2020, increased $8.36 million, or 51.87%, from December 31, 2019. As of June 30, 2020, non-covered nonaccrual loans were largely attributed to single family owner occupied (34.82%), non-farm, non-residential (26.79%), and single family non-owner occupied loans (12.55%). As of June 30, 2020, approximately $7.18 million or 29.33%, of non-covered nonaccrual loans were attributed to performing loans acquired through the Highlands acquisition. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $35.86 million as of June 30, 2020, a slight increase of $237 thousand, or 0.67%, compared to $35.62 million as of December 31, 2019. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.69% as of June 30, 2020, which includes past due loans (0.54%) and nonaccrual loans (1.15%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2020, increased $4.85 million, or 73.69%, to $11.42 million from December 31, 2019. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of June 30, 2020, increased $4.21 million to $5.11 million compared to December 31, 2019. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 44.75% as of June 30, 2020, compared to 13.69% as of December 31, 2019. Specific reserves on TDRs totaled $470 thousand as of June 30, 2020, compared to $353 thousand as of December 31, 2019.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act included provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

Through June 30, 2020, we had modified 3,097 loans for $436.11 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDR’s based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.

The balance of non-accrual loans was higher at June 30, 2020, due mainly to the migration of three commercial real estate loans during the quarter with a total balance of $2.63 million.  The loans were past due prior to the COVID-19 emergency declaration and payments continued to slow during the quarter.  Additionally, FCB suspended foreclosure and repossession activity at the end of March due to the COVID-19 pandemic and loans that would have normally been resolved through these processes remain in the portfolio at June 30, 2020.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.79 million, or 45.05%, as of June 30, 2020, compared to December 31, 2019, and consisted of 19 properties with an average holding period of 12 months. The net loss on the sale of OREO totaled $28 thousand for the three months ended June 30, 2020, compared to $192 thousand for the same period of the prior year; the net loss on the sale of OREO for the six months ended June 30, 2020 totaled $328 thousand compared to $556 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2020			2019
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,969	$-	$3,969	$3,806	$32	$3,838
Additions	621	-	621	2,564	130	2,694
Disposals	(2,005)	-	(2,005)	(2,129)	-	(2,129)
Valuation adjustments	(404)	-	(404)	(431)	(10)	(441)
Ending balance	$2,181	$-	$2,181	$3,810	$152	$3,962

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of June 30, 2020, our allowance reflects a higher risk of loan losses due to uncertainty around the impact that the COVID-19 pandemic will have on business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of June 30, 2020; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 6, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of June 30, 2020, increased $5.33 million, or 28.94%, from December 31, 2019 due primarily to the increased potential for loan defaults and losses related to the COVID-19 pandemic. The non-PCI allowance as a percent of non-covered loans totaled 1.12% as of June 30, 2020, compared to 0.88% as of December 31, 2019. Effective January 1, 2020, the Company collapsed the PCI loans and discounts for Peoples and Waccamaw acquired loans into the core loan portfolio. The Highlands transaction added the following pools: 1-4 Family, Senior-Consumer, 1-4 Family Senior-Commercial, 1-4 Family, Junior and Home Equity Lines, Commercial Land and Development, Farmland and Agricultural, Multi-family, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-owner Occupied, Commercial and Industrial, and Consumer. Net charge-offs decreased $78 thousand for the three months ended June 30, 2020, compared to the same period of the prior year. For the six months ended June 30, 2020, net charge-offs decreased $534 thousand, compared with the same period of the prior year. The decrease in net charge-offs was driven by reduced losses in the single-family owner occupied loan pool.

The following table presents the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended June 30,
	2020			2019
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$21,137	$-	$21,137	$18,243	$-	$18,243
Provision for (recovery of) loan losses charged to operations	3,831	-	3,831	1,585	-	1,585
Charge-offs	(1,672)	-	(1,672)	(2,114)	-	(2,114)
Recoveries	462	-	462	826	-	826
Net charge-offs	(1,210)	-	(1,210)	(1,288)	-	(1,288)
Ending balance	$23,758	$-	$23,758	$18,540	$-	$18,540

	Six Months Ended June 30,
	2020			2019
	Non-PCI Portfolio	PCI Portfolio	Total	Non-PCI Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,425	$-	$18,425	$18,267	$-	$18,267
Provision for loan losses
charged to operations	7,331	-	7,331	2,805	-	2,805
Charge-offs	(2,866)	-	(2,866)	(3,736)	-	(3,736)
Recoveries	868	-	868	1,204	-	1,204
Net charge-offs	(1,998)	-	(1,998)	(2,532)	-	(2,532)
Ending balance	$23,758	$-	$23,758	$18,540	$-	$18,540

Deposits

Total deposits as of June 30, 2020, increased $167.93 million, or 7.21%, compared to December 31, 2019. The increase was largely attributable to noninterest-bearing demand deposits which increased $125.03 million, or 19.91%. Interest-bearing demand and savings deposits also reflected growth with increases of $66.95 million, or 13.46% and $32.54 million, or 4.72%, respectively. These increases were offset by a decrease in time deposits of $56.58 million, or 10.97%. We attribute a significant amount of the increase in deposits to the unprecedented level of federal government stimulus during the second quarter of 2020.

Borrowings

Total borrowings as of June 30, 2020, decreased $500 thousand, compared to December 31, 2019.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2020, the Company’s cash reserves totaled $8.87 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2020, our unencumbered cash totaled $421.49 million, unused borrowing capacity from the FHLB totaled $365.67 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $65.33 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Six Months Ended June 30,
	2020	2019
(Amounts in thousands)
Net cash provided by operating activities	$18,214	$25,449
Net cash provided by investing activities	49,766	109,689
Net cash provided by (used in) financing activities	136,503	(55,533)
Net increase in cash and cash equivalents	204,483	79,605
Cash and cash equivalents, beginning balance	217,009	76,873
Cash and cash equivalents, ending balance	$421,492	$156,478

Cash and cash equivalents increased $204.48 million for the six months ended June 30, 2020, compared to an increase of $79.61 million for the same period of the prior year. The increase in cash and cash equivalents was driven by an increase in net cash provided in financing activities of $192.04 million. The increase in net cash used in financing activities was driven by an increase in deposits of $175.65 million; offset by the 2019 repayment of the wholesale repurchase agreement of $25.00 million. Net cash provided by investing activities decreased $59.92 million from the same period of the prior year. The decrease was primarily driven by a $72.55 million net increase in loans.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2020, decreased $12.99 million, or 3.03%, to $415.83 million from $428.82 million as of December 31, 2019. The change in stockholders’ equity was largely due to net income of $16.11 million offset by the repurchase of 734,653 shares of our common stock totaling $21.87 million and dividends declared on our common stock of $9.02 million. Accumulated other comprehensive loss decreased $398 thousand to $1.11 million as of June 30, 2020, compared to December 31, 2019, primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share increased $0.15 or 0.63% to $23.48 as of June 30, 2020, from $23.33 as of December 31, 2019.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2019 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2020		December 31, 2019
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.89%	13.23%	14.31%	12.87%
Tier 1 risk-based capital ratio	13.89%	13.23%	14.31%	12.87%
Total risk-based capital ratio	15.07%	14.41%	15.21%	13.78%
Tier 1 leverage ratio	10.18%	9.70%	14.01%	12.61%

Our risk-based capital ratios as of June 30, 2020, decreased from December 31, 2019, due to a decrease in total capital. The decrease in total capital was primarily attributable to the repurchase of 734,653 shares of our common stock totaling $21.87 million, offset by net income of $16.11 million. As of June 30, 2020, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2020.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2020	December 31, 2019
(Amounts in thousands)
Commitments to extend credit	$218,577	$228,716
Standby letters of credit and financial guarantees (1)	174,545	167,612
Total off-balance sheet risk	$393,122	$396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

As of June 30, 2020, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 0 to 25 basis points. Given the current level of benchmark interest rates, a complete downward shock of 100 basis points is rendered meaningless; accordingly, a downward rate scenario is only presented for the prior year end. In the downward rate shocks presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	June 30, 2020		December 31, 2019
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$8,529	8.3%	$171	0.2%
200	6,072	5.9%	428	0.4%
100	3,192	3.1%	426	0.4%
(100)	N/A	-	(4,631)	-4.3%

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

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) at the end of 2021, the Company has broken the transition efforts into two phases. The first phase is adding additional language to new loans that allows the Company to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also included in the first phase, the Company will be transitioning from the LIBOR swap curve to treasury rates when repricing certain loans. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. The Company is currently quantifying the dollar amount and number of loans that extend beyond 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic has adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The ongoing COVID-19 global and national health emergency has caused significant disruption in the international and United States economies and financial markets and has had an adverse effect on our business, financial condition and results of operations. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches and of most other states have taken preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of the pandemic have resulted in significant adverse effects for many different types of businesses, including, among others, those in the travel, hospitality and food and beverage industries, and have resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

The ultimate effects of the COVID-19 pandemic on the broader economy and the markets that we serve are not known nor is the ultimate length of the restrictions described above and any accompanying effects. Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect our interest income and, therefore, earnings, financial condition and results of operation. This may include, or exacerbate, among other consequences, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	increased cybersecurity risk due to the continuation of the work-from-home measures;
●	a work stoppage, forced quarantine, or other interruption of our business;
●	unavailability of key personnel necessary to conduct our business activities;
●	effects on key employees, including operational management personnel and those charged with preparing, monitoring and evaluating our financial reporting and internal controls;
●	sustained closures of our branch lobbies or the offices of our customers;
●	declines in demand for loans and other banking services and products;
●	reduced consumer spending due to both job losses and other effects attributable to the COVID-19 pandemic;
●	unprecedented volatility in United States financial markets;
●	volatile performance of our investment securities portfolio;
●	decline in the credit quality of our loan portfolio, owing to the effects of the COVID-19 pandemic in the markets we serve, leading to a need to increase our allowance for loan losses;
●	declines in value of collateral for loans, including real estate collateral;
●	declines in the net worth and liquidity of borrowers and loan guarantors, impairing their ability to honor commitments to us; and
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

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020 and on or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As of June 30, 2020, we have funded approximately 758 loans with original principal balances totaling $60.23 million through the PPP program.

Since the opening of the PPP, several other larger banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP. The Company and the Bank may be exposed to the risk of litigation, from both customers and non-customers who approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP. If any such litigation is filed against the Company or the Bank and is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations.

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

We repurchased no shares of our common stock during the second quarter of 2020 compared to 194,000 shares during the same quarter of 2019. We do not currently have a publicly announced plan to repurchase shares.

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
10.1.2**

Amendment One to the First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004

10.2**

First Community Bancshares, Inc. 1999 Stock Option Agreement, incorporated by reference to Exhibit 10.5 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 13, 2002

10.3**

First Community Bancshares, Inc. 2001 Nonqualified Director Stock Option Agreement, incorporated by reference to Exhibit 10.4 of the Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed on August 14, 2002

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
10.9.2**

Amendment #1 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010

10.9.3**

Amendment #2 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013

10.9.4**

Amendment #3 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.9.5**

Amendment #4 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2019, filed on December 19,2019

10.11.1**

First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.11.2**

Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.12.1**

First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.2**

Amendment #2 to the First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2020, (Unaudited) and December 31, 2019; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of August, 2020.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II

William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown

David D. Brown
Chief Financial Officer
(Principal Accounting Officer)