Form 10-Q
period 2020-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2020-11-09
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020
or

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
☐ Yes ☑ No

As of October 27, 2020, there were 17,717,306 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2020	2019(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$49,895	$66,818
Federal funds sold	323,355	148,000
Interest-bearing deposits in banks	2,414	2,191
Total cash and cash equivalents	375,664	217,009
Debt securities available for sale	90,972	169,574
Loans held for sale	-	263
Loans held for investment, net of unearned income (includes covered loans of $10,744 and $12,861, respectively)	2,194,995	2,114,460
Allowance for loan losses	(27,277)	(18,425)
Loans held for investment, net	2,167,718	2,096,035
FDIC indemnification asset	1,598	2,883
Premises and equipment, net	60,488	62,824
Other real estate owned	2,103	3,969
Interest receivable	9,151	6,677
Goodwill	129,565	129,565
Other intangible assets	7,433	8,519
Other assets	103,236	101,529
Total assets	$2,947,928	$2,798,847

Liabilities
Deposits
Noninterest-bearing	$750,277	$627,868
Interest-bearing	1,741,962	1,702,044
Total deposits	2,492,239	2,329,912
Securities sold under agreements to repurchase	956	1,601
Interest, taxes, and other liabilities	34,816	38,515
Total liabilities	2,528,011	2,370,028

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,313,091 shares issued and 17,716,522 outstanding at September 30, 2020; 24,238,907 shares issued and 18,376,991 outstanding at December 31, 2019	17,717	18,377
Additional paid-in capital	172,980	192,413
Retained earnings	230,464	219,535
Accumulated other comprehensive loss	(1,244)	(1,506)
Total stockholders' equity	419,917	428,819
Total liabilities and stockholders' equity	$2,947,928	$2,798,847

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2020	2019	2020	2019
Interest income
Interest and fees on loans	$27,297	$22,068	$82,346	$66,968
Interest on securities -- taxable	190	261	808	916
Interest on securities -- tax-exempt	419	596	1,432	1,930
Interest on deposits in banks	89	680	704	1,784
Total interest income	27,995	23,605	85,290	71,598
Interest expense
Interest on deposits	1,161	1,383	4,431	4,080
Interest on short-term borrowings	-	1	4	122
Total interest expense	1,161	1,384	4,435	4,202
Net interest income	26,834	22,221	80,855	67,396
Provision for loan losses	4,703	675	12,034	3,480
Net interest income after provision for loan losses	22,131	21,546	68,821	63,916
Noninterest income
Wealth management	909	952	2,607	2,581
Service charges on deposits	3,250	3,785	9,541	10,892
Other service charges and fees	2,748	2,007	7,596	6,185
Net (loss) gain on sale of securities	-	-	385	(43)
Net FDIC indemnification asset amortization	(383)	(719)	(1,352)	(1,787)
Litigation settlements	-	900	-	4,600
Other operating income	1,114	709	3,323	1,935
Total noninterest income	7,638	7,634	22,100	24,363
Noninterest expense
Salaries and employee benefits	10,485	9,334	32,886	27,653
Occupancy expense	1,228	1,042	3,818	3,277
Furniture and equipment expense	1,412	1,183	4,112	3,278
Service fees	1,581	1,466	4,433	3,727
Advertising and public relations	430	795	1,417	1,832
Professional fees	408	548	948	1,290
Amortization of intangibles	365	251	1,086	746
FDIC premiums and assessments	191	-	224	318
Merger expenses	-	592	1,893	592
Other operating expense	3,071	2,233	8,931	8,167
Total noninterest expense	19,171	17,444	59,748	50,880
Income before income taxes	10,598	11,736	31,173	37,399
Income tax expense	2,332	2,580	6,797	8,161
Net income	$8,266	$9,156	$24,376	$29,238

Earnings per common share
Basic	$0.47	$0.59	$1.37	$1.86
Diluted	0.47	0.58	1.37	1.85
Weighted average shares outstanding
Basic	17,710,283	15,603,992	17,803,369	15,717,678
Diluted	17,732,428	15,664,587	17,836,963	15,785,484

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Amounts in thousands)
Net income	$8,266	$9,156	$24,376	$29,238
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	(268)	28	873	1,578
Reclassification adjustment for net (gains) losses recognized in net income	-	-	(385)	43
Net unrealized (losses) gains on available-for-sale debt securities	(268)	28	488	1,621
Employee benefit plans:
Net actuarial (loss) gain	(1)	1	(446)	(405)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	97	67	290	207
Net unrealized gains (losses) on employee benefit plans	96	68	(156)	(198)
Other comprehensive (loss) income, before tax	(172)	96	332	1,423
Income tax expense	(36)	20	70	299
Other comprehensive (loss) income, net of tax	(136)	76	262	1,124
Total comprehensive income	$8,130	$9,232	$24,638	$30,362

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2020 and 2019

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance July 1, 2019	$-	$15,633	$109,816	$208,618	$(381)	$333,686
Net income	-	-	-	9,156	-	9,156
Other comprehensive income	-	-	-	-	76	76
Common dividends declared -- $0.25 per share	-	-	-	(3,908)	-	(3,908)
Equity-based compensation expense	-	-	216	-	-	216
Common stock options exercised -- 3,407 shares	-	4	37	-	-	41
Issuance of common stock to 401(k) plan -- 3,010 shares	-	4	95	-	-	99
Repurchase of common shares -- 60,500 shares at $33.11 per share	-	(61)	(1,942)	-	-	(2,003)
Balance September 30, 2019	$-	$15,580	$108,222	$213,866	$(305)	$337,363

Balance July 1, 2020	$-	$17,710	$172,601	$226,627	$(1,108)	$415,830
Net income	-	-	-	8,266	-	8,266
Other comprehensive income	-	-	-	-	(136)	(136)
Common dividends declared -- $0.25 per share	-	-	-	(4,429)	-	(4,429)
Equity-based compensation expense	-	1	262	-	-	263
Issuance of common stock to 401(k) plan -- 6,237 shares	-	6	117	-	-	123
Balance September 30, 2020	$-	$17,717	$172,980	$230,464	$(1,244)	$419,917

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
nine MONTHS ENDED
September 30, 2020 and 2019

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2019	$-	$16,007	$122,486	$195,793	$(1,429)	$332,857
Net income	-	-	-	29,238	-	29,238
Other comprehensive income	-	-	-	-	1,124	1,124
Common dividends declared -- $0.71 per share	-	-	-	(11,165)	-	(11,165)
Equity-based compensation expense	-	42	1,180	-	-	1,222
Common stock options exercised -- 7,752 shares	-	8	116	-	-	124
Issuance of common stock to 401(k) plan -- 9,663 shares	-	10	315	-	-	325
Repurchase of common shares -- 487,400 shares at $33.57 per share	-	(487)	(15,875)	-	-	(16,362)
Balance September 30, 2019	$-	$15,580	$108,222	$213,866	$(305)	$337,363

Balance January 1, 2020	$-	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	-	-	24,376	-	24,376
Other comprehensive income	-	-	-	-	262	262
Common dividends declared -- $0.75 per share	-	-	-	(13,447)	-	(13,447)
Equity-based compensation expense	-	57	1,311	-	-	1,368
Issuance of common stock to 401(k) plan -- 18,148 shares	-	18	393	-	-	411
Repurchase of common shares -- 734,653 shares at $29.77 per share	-	(735)	(21,137)	-	-	(21,872)
Balance September 30, 2020	$-	$17,717	$172,980	$230,464	$(1,244)	$419,917

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2020	2019
Operating activities
Net income	$24,376	$29,238
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,034	3,480
Depreciation and amortization of premises and equipment	3,328	2,491
Amortization of premiums on investments, net	1,387	171
Amortization of FDIC indemnification asset, net	1,352	1,787
Amortization of intangible assets	1,086	746
Accretion on acquired loans	(5,221)	(2,720)
Equity-based compensation expense	1,368	1,222
Issuance of common stock to 401(k) plan	411	325
Loss (gain) on sale of premises and equipment, net	9	(104)
Loss on sale of other real estate owned	299	791
(Gain) Loss on sale of securities	(385)	43
(Increase) decrease in accrued interest receivable	(2,474)	639
(Increase) decrease in other operating activities	(5,542)	1,527
Net cash provided by operating activities	32,028	39,636
Investing activities
Proceeds from sale of securities available for sale	51,027	13,897
Proceeds from maturities, prepayments, and calls of securities available for sale	29,614	29,555
Proceeds from maturities and calls of securities held to maturity	-	25,000
Payments to acquire securities available for sale	(2,553)	(4,453)
(Originations of) proceeds from repayment of loans, net	(78,663)	78,036
(Purchase of) proceeds from FHLB stock, net	(12)	129
Payments to the FDIC	(67)	(137)
Proceeds from sale of premises and equipment	1,435	1,038
Payments to acquire premises and equipment	(2,474)	(6,225)
Proceeds from sale of other real estate owned	1,997	2,917
Net cash provided by investing activities	304	139,757
Financing activities
Increase in noninterest-bearing deposits, net	122,409	12,928
Increase (decrease) in interest-bearing deposits, net	39,918	(31,826)
Repayments of securities sold under agreements to repurchase, net	(645)	(27,507)
Repayments of FHLB and other borrowings, net	(40)	-
Proceeds from stock options exercised	-	124
Payments for repurchase of common stock	(21,872)	(16,362)
Payments of common dividends	(13,447)	(11,165)
Net cash provided by (used in) financing activities	126,323	(73,808)
Net increase in cash and cash equivalents	158,655	105,585
Cash and cash equivalents at beginning of period	217,009	76,873
Cash and cash equivalents at end of period	$375,664	$182,458

Supplemental disclosure -- cash flow information
Cash paid for interest	$4,334	$4,308
Cash paid for income taxes	5,607	7,083

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	695	2,883
Loans originated to finance other real estate owned	265	484
Decrease in accumulated other comprehensive loss	262	1,124

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

General

First Community Bankshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and incorporated under the laws of the Commonwealth of Virginia in 2018. The Company is the successor to First Community Bancshares, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reincorporation and Merger, the sole purpose of which was to change the Company’s state of incorporation from Nevada to Virginia. The Company’s principal executive office is located at One Community Place, Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank operates as First Community Bank in Virginia, West Virginia, and North Carolina and, through November 1, 2020, People’s Community Bank, a Division of First Community Bank, in Tennessee. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management, Inc. (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

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

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During the first nine months of 2020, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.

Company Response to COVID-19 –

As COVID-19 events unfolded during the first nine months of 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In particular, the Company took the following actions, among others:

•	Implemented its board-approved pandemic business continuity plan
•	Appointed an internal pandemic preparedness task force comprised of the Company’s management to address both operational and financial risks posed by COVID-19
•	Modified branch operations:
o	Branch lobbies remain available, but on a limited appointment-only basis
o	Most transactions conducted via drive-throughs
o	Increased emphasis on digital banking platforms
•	Implemented physical separation of critical operational workforce for Bank and non-Bank financial services subsidiaries
•	Expanded paid time off and health benefits for employees
•	Implemented work from home strategy for appropriate staff:
○	Many of the Company's non-branch, operational essential employees remain working remotely
o	Geographically separated work locations of Bank and Company CEO’s and most other executive management team members
o	Suspended non-essential work-related travel
•	Implemented a pay differential for employees continuing to work at branch or back office locations which ended May 31, 2020
•	Adopted self-monitoring and quarantining procedures
•	Implemented enhanced facility cleaning protocols
•	Redeployed staff to critical customer service operations to expedite loan payment deferral requests, Paycheck Protection Program lending efforts, and other operations

Potential Effects of COVID-19 –

The adverse impact of COVID-19 to the economy has impaired some of the Company’s customers’ ability to fulfill their financial obligations to the Company, reducing interest income on loans or increasing loan losses. In keeping with Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the Company continues to work with COVID-19 affected borrowers to defer loan payments, interest, and fees. Through September 30, 2020, the Company has modified or deferred payments on a total of 3,362 loans totaling $426.45 million in principal.   As of September 30, 2020, commercial and consumer loans currently in deferral decreased to $102.54 million and $13.09 million, respectively.  Included in the September 30, 2020 deferral amounts are re-deferrals for approximately $69.32 million commercial loans and approximately $5.09 million in consumer mortgage and installment  loans.   Deferred interest and fees for these loans will continue to accrue to income under normal GAAP accounting. However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. At this time, the Company is unable to project the materiality of any such impact.

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company is participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through September 30, 2020 the Company processed 803 loans with original principal balances totaling $62.74 million through the PPP.

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary”. This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. LIBOR (London Inter-bank Offered Rate) and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally. With global capital markets expected to move away from LIBOR and other inter-bank offered rates toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. This ASU is effective March 12, 2020 through December 31, 2022. The Company adopted this ASU on March 12, 2020. The update is not expected to have any material effect on the Company’s financial statements when and as changes are made to various assets and liabilities for reference rates.

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

Comparative and Pro Forma Financial Information for Acquisitions

As the merger date was the close of business, December 31, 2019, Highlands had no earnings contribution to the September 30, 2019 consolidated statement of income for the Company.

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

Residual merger-related costs of $1.89 million incurred by the Company during the nine months ended September 30, 2020, have been excluded from the proforma information below. There were no residual merger expenses incurred for the third quarter of 2020. No adjustments have been made to the pro formas to eliminate the provision for loan losses for the quarter and year ended September 30, 2019 of Highlands in the amounts of $548 thousand and $1.49 million, respectively.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

	ProForma
	Three months ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2020	2019	2020	2019
Total revenues (net interest income plus noninterest income)	$34,472	$36,627	$102,955	$111,615
Net adjusted income available to the common shareholder	$8,266	$10,225	$25,864	$33,063

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$576	$-	$(4)	$572
Municipal securities	55,036	631	-	55,667
Mortgage-backed Agency securities	33,776	999	(42)	34,733
Total	$89,388	$1,630	$(46)	$90,972

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,038	$-	$(4)	$5,034
Municipal securities	85,992	886	-	86,878
Mortgage-backed Agency securities	77,448	380	(166)	77,662
Total	$168,478	$1,266	$(170)	$169,574

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2020
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$-	$-
Due after one year but within five years	28,495	28,749
Due after five years but within ten years	27,117	27,490
Due after ten years	-	-
	55,612	56,239
Mortgage-backed securities	33,776	34,733
Total debt securities available for sale	$89,388	$90,972

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$565	$(4)	$565	$(4)
Mortgage-backed Agency securities	3,405	(42)	-	-	3,405	(42)
Total	$3,405	$(42)	$565	$(4)	$3,970	$(46)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$975	$(4)	$-	$-	$975	$(4)
Mortgage-backed Agency securities	8,020	(48)	8,319	(118)	16,339	(166)
Total	$8,995	$(52)	$8,319	$(118)	$17,314	$(170)

There were 3 individual debt securities in an unrealized loss position as of September 30, 2020, and the combined depreciation in value represented 0.05% of the debt securities portfolio. There were 17 individual debt securities in an unrealized loss position as of December 31, 2019, and their combined depreciation in value represented 0.10% of the debt securities portfolio.

The Company reviews its investment portfolio quarterly for indications of other-than-temporary impairment (“OTTI”). The initial indicator of OTTI for debt securities is a decline in fair value below book value and the severity and duration of the decline. The credit-related OTTI is recognized as a charge to noninterest income and the noncredit-related OTTI is recognized in other comprehensive income (“OCI”). During the nine months ended September 30, 2020 and 2019, the Company incurred no OTTI charges on debt securities. Temporary impairment on debt securities is primarily related to changes in benchmark interest rates, changes in pricing in the credit markets, and other current economic factors.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Amounts in thousands)
Gross realized gains	$-	-	$419	$67
Gross realized losses	-	-	(34)	(110)
Net Gain (Loss) on sale of securities	$-	$-	$385	$(43)

The carrying amount of securities pledged for various purposes totaled $36.17 million as of September 30, 2020, and $27.87 million as of December 31, 2019.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in Federal Deposit Insurance Corporation (“FDIC”) assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.67 million as of September 30, 2020, and $2.20 million as of December 31, 2019. Deferred loan fees, net of loan costs, totaled $7.47 million as of September 30, 2020, and $4.60 million as of December 31, 2019. For information about off-balance sheet financing, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income, within the non-covered portfolio by loan class, as of the dates indicated:

	September 30, 2020		December 31, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$46,785	2.13%	$48,659	2.30%
Commercial and industrial	179,714	8.19%	142,962	6.76%
Multi-family residential	105,647	4.81%	121,840	5.76%
Single family non-owner occupied	189,265	8.62%	163,181	7.72%
Non-farm, non-residential	748,815	34.11%	727,261	34.39%
Agricultural	10,362	0.47%	11,756	0.56%
Farmland	22,973	1.05%	23,155	1.10%
Total commercial loans	1,303,561	59.38%	1,238,814	58.59%
Consumer real estate loans
Home equity lines	94,056	4.29%	110,078	5.21%
Single family owner occupied	644,598	29.37%	620,697	29.35%
Owner occupied construction	17,460	0.79%	17,241	0.82%
Total consumer real estate loans	756,114	34.45%	748,016	35.38%
Consumer and other loans
Consumer loans	118,738	5.41%	110,027	5.20%
Other	5,838	0.27%	4,742	0.22%
Total consumer and other loans	124,576	5.68%	114,769	5.42%
Total non-covered loans	2,184,251	99.51%	2,101,599	99.39%
Total covered loans	10,744	0.49%	12,861	0.61%
Total loans held for investment, net of unearned income	$2,194,995	100.00%	$2,114,460	100.00%

Loans held for sale	$-		$263

Commercial and industrial loan balances grew significantly compared to December 31, 2019. The Company began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender during the second quarter of 2020. At September 30, 2020, the PPP loans had a current balance of $61.00 million, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $2.30 million at September 30, 2020, were also recorded. During the third quarter of 2020, the Company recorded amortization of net deferred loan origination fees of $287 thousand on PPP loans and $479 thousand in amortization for the nine month period. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

The following table presents the covered loan portfolio, by loan class, as of the dates indicated:

	September 30, 2020	December 31, 2019
(Amounts in thousands)
Covered loans
Commercial loans
Construction, development, and other land	$27	$28
Single family non-owner occupied	188	199
Non-farm, non-residential	-	3
Total commercial loans	215	230
Consumer real estate loans
Home equity lines	8,079	9,853
Single family owner occupied	2,450	2,778
Total consumer real estate loans	10,529	12,631
Total covered loans	$10,744	$12,861

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

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

	September 30, 2020		December 31, 2019
		Unpaid Principal		Unpaid Principal
(Amounts in thousands)	Recorded Investment	Balance	Recorded Investment	Balance
PCI Loans, by acquisition
Peoples	$-	$-	$5,071	$6,431
Waccamaw	-	-	2,708	14,277
Highlands	43,527	53,295	53,116	64,096
Other acquired	-	-	352	378
Total PCI Loans	$43,527	$53,295	$61,247	$85,182

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Highlands	Total
(Amounts in thousands)
Balance January 1, 2019	$2,590	$14,639	$-	$17,229
Accretion	(734)	(2,761)	-	(3,495)
Reclassifications (to) from nonaccretable difference(1)	14	1,200	-	1,214
Other changes, net	167	141	-	308
Balance September 30, 2019	$2,037	$13,219	$-	$15,256

Balance January 1, 2020	$1,890	$12,574	$8,152	$22,616
Accretion	-	-	(1,952)	(1,952)
Reclassifications from nonaccretable difference(1)	-	-	-	-
Other changes, net	(1,890)	(12,574)	-	(14,464)
Balance September 30, 2020	$-	$-	$6,200	$6,200

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

	September 30, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$35,889	$8,419	$2,477	$-	$-	$46,785
Commercial and industrial	153,153	19,369	7,192	-	-	179,714
Multi-family residential	81,528	20,937	3,182	-	-	105,647
Single family non-owner occupied	143,235	32,649	13,368	13	-	189,265
Non-farm, non-residential	507,094	201,975	39,746	-	-	748,815
Agricultural	6,804	3,216	342	-	-	10,362
Farmland	13,281	5,139	4,553	-	-	22,973
Consumer real estate loans						-
Home equity lines	89,729	1,317	3,010	-	-	94,056
Single family owner occupied	607,616	3,815	33,167	-	-	644,598
Owner occupied construction	16,684	202	574	-	-	17,460
Consumer and other loans						-
Consumer loans	116,786	197	1,755	-	-	118,738
Other	5,838	-	-	-	-	5,838
Total non-covered loans	1,777,637	297,235	109,366	13	-	2,184,251
Covered loans
Commercial loans
Construction, development, and other land	-	27	-	-	-	27
Single family non-owner occupied	155	33	-	-	-	188
Consumer real estate loans						-
Home equity lines	7,365	386	328	-	-	8,079
Single family owner occupied	1,832	269	349	-	-	2,450
Total covered loans	9,352	715	677	-	-	10,744
Total loans	$1,786,989	$297,950	$110,043	$13	$-	$2,194,995

	December 31, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$45,781	$2,079	$799	$-	$-	$48,659
Commercial and industrial	135,651	4,327	2,984	-	-	142,962
Multi-family residential	118,045	2,468	1,327	-	-	121,840
Single family non-owner occupied	149,916	7,489	5,776	-	-	163,181
Non-farm, non-residential	683,481	27,160	16,620	-	-	727,261
Agricultural	11,299	122	335	-	-	11,756
Farmland	17,609	4,107	1,439	-	-	23,155
Consumer real estate loans
Home equity lines	106,246	2,014	1,818	-	-	110,078
Single family owner occupied	580,580	17,001	23,116	-	-	620,697
Owner occupied construction	16,341	179	721	-	-	17,241
Consumer and other loans
Consumer loans	108,065	1,341	621	-	-	110,027
Other	4,742	-	-	-	-	4,742
Total non-covered loans	1,977,756	68,287	55,556	-	-	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	28	-	-	-	28
Single family non-owner occupied	199	-	-	-	-	199
Non-farm, non-residential	-	-	3	-	-	3
Consumer real estate loans
Home equity lines	7,177	2,327	349	-	-	9,853
Single family owner occupied	2,111	275	392	-	-	2,778
Total covered loans	9,487	2,630	744	-	-	12,861
Total loans	$1,987,243	$70,917	$56,300	$-	$-	$2,114,460

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

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	September 30, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$869	$1,097	$-	$552	$768	$-
Commercial and industrial	3,242	3,302	-	576	599	-
Multi-family residential	923	1,009	-	1,254	1,661	-
Single family non-owner occupied	5,011	5,663	-	2,652	3,176	-
Non-farm, non-residential	7,712	8,362	-	4,158	4,762	-
Agricultural	267	275	-	158	164	-
Farmland	1,517	1,591	-	1,437	1,500	-
Consumer real estate loans
Home equity lines	1,540	1,697	-	1,372	1,477	-
Single family owner occupied	16,100	18,467	-	15,588	17,835	-
Owner occupied construction	503	511	-	648	648	-
Consumer and other loans
Consumer loans	413	424	-	290	294	-
Total impaired loans with no allowance	38,097	42,398	-	28,685	32,884	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-	-	-	-
Multi-family residential	944	1,278	222	-	-	-
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	1,779	1,970	565	1,241	1,227	292
Farmland	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	-
Single family owner occupied	1,418	1,522	239	1,246	1,246	353
Consumer and other loans
Consumer loans	-	-	-	-	-	-
Total impaired loans with an allowance	4,141	4,770	1,026	2,487	2,473	645
Total impaired loans(1)	$42,238	$47,168	$1,026	$31,172	$35,357	$645

(1)

Total recorded investment of impaired loans include loans totaling $33.48 million as of September 30, 2020, and $24.64 million as of December 31, 2019, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment.

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
		Average		Average		Average		Average
	Interest Income	Recorded	Interest Income	Recorded	Interest Income	Recorded	Interest Income	Recorded
(Amounts in thousands)	Recognized	Investment	Recognized	Investment	Recognized	Investment	Recognized	Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$6	$882	$5	$570	$21	$1,021	$17	$720
Commercial and industrial	46	3,315	2	66	135	2,845	7	277
Multi-family residential	9	967	5	1,269	38	685	21	1,385
Single family non-owner occupied	54	5,090	41	2,958	126	4,798	97	3,063
Non-farm, non-residential	79	7,786	20	4,590	206	7,115	84	4,832
Agricultural	4	272	9	223	7	247	11	108
Farmland	12	1,526	19	1,536	48	1,640	45	1,474
Consumer real estate loans
Home equity lines	13	1,588	17	1,463	29	1,569	31	1,452
Single family owner occupied	120	16,328	176	16,593	410	17,044	454	16,123
Owner occupied construction	2	542	3	224	12	470	7	223
Consumer and other loans
Consumer loans	8	420	6	319	19	445	10	187
Total impaired loans with no related allowance	353	38,716	303	29,811	1,051	37,879	784	29,844

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-	-
Multi-family residential	-	944	-	-	-	943	-	-
Single family non-owner occupied	-	-	-	-	-	-	-	-
Non-farm, non-residential	8	1,789	20	1,254	22	1,670	28	602
Farmland	-	-	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-	-	-	-	-
Single family owner occupied	3	1,423	(30)	1,253	27	1,480	35	2,177
Owner occupied construction	-	-	-	-	-	-	-	-
Total impaired loans with a related allowance	11	4,156	(10)	2,507	49	4,093	63	2,779
Total impaired loans	$364	$42,872	$293	$32,318	$1,100	$41,972	$847	$32,623

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2020			December 31, 2019
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$285	$-	$285	$211	$-	$211
Commercial and industrial	1,765	-	1,765	530	-	530
Multi-family residential	1,536	-	1,536	1,144	-	1,144
Single family non-owner occupied	3,289	-	3,289	1,286	-	1,286
Non-farm, non-residential	6,612	-	6,612	3,400	-	3,400
Agricultural	267	-	267	158	-	158
Farmland	814	-	814	713	-	713
Consumer real estate loans
Home equity lines	951	313	1,264	753	220	973
Single family owner occupied	8,012	20	8,032	7,259	24	7,283
Owner occupied construction	536	-	536	428	-	428
Consumer and other loans
Consumer loans	357	-	357	231	-	231
Total nonaccrual loans	$24,424	$333	$24,757	$16,113	$244	$16,357

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $43 thousand as of September 30, 2020, compared to $144 thousand as of December 31, 2019.

	September 30, 2020
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$ -	$ -	$ 285	$ 285	$ 46,500	$ 46,785
Commercial and industrial	1,280	163	1,061	2,504	177,210	179,714
Multi-family residential	810	334	1,202	2,346	103,301	105,647
Single family non-owner occupied	842	636	2,255	3,733	185,532	189,265
Non-farm, non-residential	608	1,856	3,619	6,083	742,732	748,815
Agricultural	1	16	84	101	10,261	10,362
Farmland	125	-	737	862	22,111	22,973
Consumer real estate loans
Home equity lines	509	248	443	1,200	92,856	94,056
Single family owner occupied	2,894	1,286	3,533	7,713	636,885	644,598
Owner occupied construction	71	91	394	556	16,904	17,460
Consumer and other loans
Consumer loans	1,679	436	187	2,302	116,436	118,738
Other	-	-	-	-	5,838	5,838
Total non-covered loans	8,819	5,066	13,800	27,685	2,156,566	2,184,251
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	27	27
Single family non-owner occupied	-	-	-	-	188	188
Non-farm, non-residential	-	-	-	-	-	-
Consumer real estate loans
Home equity lines	123	-	263	386	7,693	8,079
Single family owner occupied	20	-	-	20	2,430	2,450
Total covered loans	143	-	263	406	10,338	10,744
Total loans	$ 8,962	$ 5,066	$ 14,063	$ 28,091	$ 2,166,904	$ 2,194,995

	December 31, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$63	$65	$211	$339	$48,320	$48,659
Commercial and industrial	1,913	238	507	2,658	140,304	142,962
Multi-family residential	375	-	1,144	1,519	120,321	121,840
Single family non-owner occupied	754	267	661	1,682	161,499	163,181
Non-farm, non-residential	917	1,949	3,027	5,893	721,368	727,261
Agricultural	86	164	-	250	11,506	11,756
Farmland	856	349	664	1,869	21,286	23,155
Consumer real estate loans
Home equity lines	1,436	165	503	2,104	107,974	110,078
Single family owner occupied	7,728	2,390	3,766	13,884	606,813	620,697
Owner occupied construction	207	-	428	635	16,606	17,241
Consumer and other loans
Consumer loans	1,735	439	202	2,376	107,651	110,027
Other	22	-	-	22	4,720	4,742
Total non-covered loans	16,092	6,026	11,113	33,231	2,068,368	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	-	-	-	-	28	28
Single family non-owner occupied	-	-	-	-	199	199
Non-farm, non-residential	-	-	-	-	3	3
Consumer real estate loans
Home equity lines	144	28	-	172	9,681	9,853
Single family owner occupied	-	50	-	50	2,728	2,778
Total covered loans	144	78	-	222	12,639	12,861
Total loans	$16,236	$6,104	$11,113	$33,453	$2,081,007	$2,114,460

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $500 thousand are evaluated for a specific reserve based on either the collateral or cash flow method, whichever is most applicable. Restructured loans under $500 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain trouble debt restructurings ("TDRs") are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of September 30, 2020, or December 31, 2019.

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

Through September 30, 2020, the Company had modified a total of 3,362 loans with principal balances totaling $426.45 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of September, 30, 2020, current commercial and consumer loan deferrals were $102.54 million and $13.09 million, respectively.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	September 30, 2020			December 31, 2019
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Commercial and industrial	-	1,342	1,342	-	-	-
Single family non-owner occupied	538	1,274	1,812	552	595	1,147
Non-farm, non-residential	-	2,419	2,419	-	307	307
Consumer real estate loans
Home equity lines	-	81	81	-	115	115
Single family owner occupied	1,535	5,573	7,108	1,790	5,305	7,095
Owner occupied construction	-	217	217	-	221	221
Consumer and other loans
Consumer loans	-	30	30	-	32	32
Total TDRs	$2,073	$10,936	$13,009	$2,342	$6,575	$8,917

Allowance for loan losses related to TDRs			$347			$353

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Amounts in thousands)
Interest income recognized	$122	$56	$372	$203

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended September 30,
	2020			2019
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	-	-	-
Single family owner occupied				-	-	-
Total below market interest rate and extended payment term	-	-	-	-	-	-
Payment deferral
Commercial and industrial	-	-	-	-	-	-
Non-farm, non-residential	-	-	-	-	-	-
Single family owner occupied	-	-	-	1	33	29
Total principal deferral	-	-	-	1	33	29
Total	-	$-	$-	1	$33	$29

(1)	Represents the loan balance immediately following modification

	Nine Months Ended September 30,
	2020			2019
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate Single family non-owner occupied	1	50	50	-	$-	$-
Total below market interest rate	1	50	50	-	-	-
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	2	221	218
Single family owner occupied	-	-	-	2	488	480
Total below market interest rate and extended payment term	-	-	-	4	709	698
Payment deferral
Construction, development, and other land	1	63	63	-	-	-
Commercial and industrial	3	1,708	1,708	-	-	-
Single family non-owner occupied	1	529	529	-	-	-
Non-farm, non-residential	3	2,115	2,115	-	-	-
Single family owner occupied	3	742	726	1	33	29
Home equity lines	-	-	-	-	-	-
Total principal deferral	11	5,157	5,141	1	33	29
Total	12	$5,207	$5,191	5	$742	$727

(1)	Represents the loan balance immediately following modification

Payment defaults on loans modified as TDRs restructured within the previous 12 months as of September 30, 2020, were for one loan in the amount of $100 thousand; there were none in 2019.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2020	December 31, 2019
(Amounts in thousands)
OREO	$2,103	$3,969

OREO secured by residential real estate	$767	$2,232
Residential real estate loans in the foreclosure process(1)	2,938	1,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of September 30, 2020.

	Three Months Ended September 30, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$13,909	$7,294	$2,555	$23,758
Provision for (recovery of) loan losses charged to operations	1,972	1,975	756	4,703
Charge-offs	(501)	(188)	(874)	(1,563)
Recoveries	169	38	172	379
Net charge-offs	(332)	(150)	(702)	(1,184)
Ending balance	$15,549	$9,119	$2,609	$27,277

	Three Months Ended September 30, 2019
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$10,215	$6,881	$1,444	$18,540
Provision for (Recovery of) loan losses charged to operations	203	(338)	810	675
Charge-offs	(159)	(253)	(552)	(964)
Recoveries	40	96	106	242
Net (charge-offs) recoveries	(119)	(157)	(446)	(722)
Ending balance	$10,299	$6,386	$1,808	$18,493

	Nine Months Ended September 30, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	6,577	2,899	2,558	12,034
Charge-offs	(1,647)	(430)	(2,352)	(4,429)
Recoveries	384	325	538	1,247
Net (charge-offs) recoveries	(1,263)	(105)	(1,814)	(3,182)
Ending balance	$15,549	$9,119	$2,609	$27,277

	Nine Months Ended September 30, 2019
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
Provision for loan losses charged to operations	1,359	411	1,710	3,480
Charge-offs	(2,165)	(1,203)	(1,332)	(4,700)
Recoveries	606	446	394	1,446
Net (charge-offs) recoveries	(1,559)	(757)	(938)	(3,254)
Ending balance	$10,299	$6,386	$1,808	$18,493

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	September 30, 2020
	Loans Individually	Allowance for Loans	Loans Collectively	Allowance for Loans
	Evaluated for	Individually	Evaluated for	Collectively
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$45,517	$630
Commercial and industrial	767	-	177,396	1,102
Multi-family residential	944	222	103,087	1,299
Single family non-owner occupied	1,054	-	183,088	1,974
Non-farm, non-residential	3,774	565	726,741	9,360
Agricultural	-	-	10,341	174
Farmland	-	-	19,940	225
Total commercial loans	6,539	787	1,266,110	14,764
Consumer real estate loans
Home equity lines	-	-	101,276	871
Single family owner occupied	2,259	239	634,021	7,815
Owner occupied construction	-	-	17,460	194
Total consumer real estate loans	2,259	239	752,757	8,880
Consumer and other loans
Consumer loans	-	-	117,965	2,607
Other	-	-	5,838	-
Total consumer and other loans	-	-	123,803	2,607
Total loans, excluding PCI loans	$8,798	$1,026	$2,142,670	$26,251

	December 31, 2019
	Loans Individually	Allowance for Loans	Loans Collectively	Allowance for Loans
	Evaluated for	Individually	Evaluated for	Collectively
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$30,334	$245
Commercial and industrial	-	-	95,659	699
Multi-family residential	944	-	98,201	969
Single family non-owner occupied	-	-	128,520	1,323
Non-farm, non-residential	2,575	292	591,520	6,361
Agricultural	-	-	9,458	145
Farmland	-	-	16,146	201
Total commercial loans	3,519	292	969,838	9,943
Consumer real estate loans
Home equity lines	-	-	91,999	673
Single family owner occupied	3,016	353	490,712	5,175
Owner occupied construction	-	-	16,144	124
Total consumer real estate loans	3,016	353	598,855	5,972
Consumer and other loans
Consumer loans	-	-	99,199	1,865
Other	-	-	4,742	-
Total consumer and other loans	-	-	103,941	1,865
Total loans, excluding PCI loans	$6,535	$645	$1,672,634	$17,780

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the dates indicated:

	September 30, 2020		December 31, 2019
		Allowance for Loan		Allowance for Loan
	Recorded	Pools With	Recorded	Pools With
(Amounts in thousands)	Investment	Impairment	Investment	Impairment
Commercial loans
Waccamaw commercial	$-	$-	$-	$-
Peoples commercial	-	-	4,371	-
Highlands:
1-4 family, senior-commercial	5,311	-	4,564	-
Construction & land development	1,295	-	1,956	-
Farmland and other agricultural	3,054	-	3,722	-
Multifamily	1,616	-	1,663	-
Commercial real estate	18,300	-	21,710	-
Commercial and industrial	1,551	-	2,829	-
Other	-	-	352	-
Total commercial loans	31,127	-	41,167	-
Consumer real estate loans
Waccamaw serviced home equity lines	-	-	2,121	-
Waccamaw residential	-	-	587	-
Highlands:	-	-	-	-
1-4 family, junior and HELOCS	859	-	2,157	-
1-4 family, senior-consumer	10,768	-	13,174	-
Consumer	773	-	1,341	-
Peoples residential	-	-	700	-
Total consumer real estate loans	12,400	-	20,080	-
Total PCI loans	$43,527	$-	$61,247	$-

Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of September 30, 2020.

Note 7. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank in 2012, the Company entered into loss share agreements with the FDIC in which the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to those covered assets. Loss share coverage for commercial loans expired June 30, 2017, with recoveries ending  June 30, 2020. Loss share coverage on single family loans will expire June 30, 2022. The Company’s condensed statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset and total covered loans and OREO for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Amounts in thousands)
Beginning balance	$1,943	$4,020	$2,883	$5,108
Reimbursable expenses to the FDIC	-	-	-	-
Net amortization	(383)	(719)	(1,352)	(1,787)
Payments to the FDIC	38	157	67	137
Ending balance	$1,598	$3,458	$1,598	$3,458

Note 8. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2020	December 31, 2019
(Amounts in thousands)
Noninterest-bearing demand deposits	$750,277	$627,868
Interest-bearing deposits:
Interest-bearing demand deposits	576,731	497,470
Money market accounts	241,843	235,712
Savings deposits	486,506	453,240
Certificates of deposit	307,267	372,821
Individual retirement accounts	129,615	142,801
Total interest-bearing deposits	1,741,962	1,702,044
Total deposits	$2,492,239	$2,329,912

Note 9. Leases

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability. The ROU asset is recorded in other assets, while the lease liability is recorded in other liabilities on the condensed balance sheet beginning January 1, 2019, when the Company adopted ASU 2016-02, on a prospective basis. The ROU asset represents the right to use an underlying asset during the lease term and the lease liability represents the obligation to make lease payments arising from the lease. The ROU asset and lease liability have been recognized based on the present value of the lease payments using a discount rate that represented our incremental borrowing rate at the lease commencement date or the date of adoption of ASU 2016-02. The lease expense, which is comprised of the amortization of the ROU asset and the implicit interest accreted on the lease liability, is recognized on a straight-line basis over the lease term, and is recorded in occupancy expense in the condensed statements of income.

The Company’s current operating leases relate primarily to bank branches. The Company’s ROU asset was $852 thousand as of September 30, 2020 compared to $917 thousand as of December 31, 2019. The operating lease liability as of September 30, 2020 was $920 compared to $1.01 million as of December 31, 2019. The Company’s total operating leases have remaining terms of  2-9 years; compared with 2-10 years as of December 31, 2019. The September 30, 2020 weighted average discount rate of 3.22% did not change from December 31, 2019.

Future minimum lease payments as of the dates indicated are as follows:

Year	September 30, 2020
(Amounts in thousands)
2021	$154
2022	140
2023	119
2024	119
2025 and thereafter	490
Total lease payments	1,022
Less: Interest	(102)
Present value of lease liabilities	$920

Year	December 31, 2019
(Amounts in thousands)
2020	$154
2021	154
2022	131
2023	119
2024 and thereafter	580
Total lease payments	1,138
Less: Interest	(129)
Present value of lease liabilities	$1,009

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$956	0.14%	$1,601	0.14%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of September 30, 2020, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $322.82 million, net of FHLB letters of credit of $169.64 million, as of September 30, 2020. As of September 30, 2020, the Company pledged $891.45 million in qualifying loans to secure the FHLB borrowing capacity.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2021. There was no outstanding balance on the line as of September 30, 2020 or December 31, 2019.

Note 11. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. The Company’s interest rate swaps qualify and are designated as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2020. The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2020			December 31, 2019
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivativ
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$16,889	$-	$1,261	$17,432	$-	$510
Total derivatives	$16,889	$-	$1,261	$17,432	$-	$510

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2020	2019	2020	2019	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$80	$1	$172	$1	Interest and fees on loans
Total derivative expense	$80	$1	$172	$1

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019	Income Statement Location
(Amounts in thousands)
Service cost	$77	$80	$232	$240	Salaries and employee benefits
Interest cost	88	101	266	303	Other expense
Amortization of prior service cost	51	65	151	193	Other expense
Amortization of losses	46	5	139	16	Other expense
Net periodic cost	$262	$251	$788	$752

Note 13. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
(Amounts in thousands, except share and per share data)
Net income	$8,266	$9,156	$24,376	$29,238

Weighted average common shares outstanding, basic	17,710,283	15,603,992	17,803,369	15,717,678
Dilutive effect of potential common shares
Stock options	16,163	52,360	23,711	55,898
Restricted stock	5,982	8,235	9,883	11,908
Total dilutive effect of potential common shares	22,145	60,595	33,594	67,806
Weighted average common shares outstanding, diluted	17,732,428	15,664,587	17,836,963	15,785,484

Basic earnings per common share	$0.47	$0.59	$1.37	$1.86
Diluted earnings per common share	0.47	0.58	1.37	1.85

Antidilutive potential common shares
Stock options	78,016	-	61,241	-
Restricted stock	26,012	-	27,874	-
Total potential antidilutive shares	104,028	-	89,115	-

Note 14. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,464	$(2,572)	$(1,108)
Other comprehensive income (loss) before reclassifications	(213)	1	(212)
Reclassified from AOCI	-	76	76
Other comprehensive (loss) income, net	(213)	77	(136)
Ending balance	$1,251	$(2,495)	$(1,244)

	Three Months Ended September 30, 2019
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$973	$(1,354)	$(381)
Other comprehensive income (loss) before reclassifications	23	(2)	21
Reclassified from AOCI	-	55	55
Other comprehensive income, net	23	53	76
Ending balance	$996	$(1,301)	$(305)

	Nine Months Ended September 30, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$866	$(2,372)	$(1,506)
Other comprehensive income (loss) before reclassifications	689	(352)	337
Reclassified from AOCI	(304)	229	(75)
Other comprehensive income (loss), net	385	(123)	262
Ending balance	$1,251	$(2,495)	$(1,244)

	Nine Months Ended September 30, 2019
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss)
before reclassifications	1,247	(322)	925
Reclassified from AOCI	34	165	199
Other comprehensive income (loss), net	1,281	(157)	1,124
Ending balance	$996	$(1,301)	$(305)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2020	2019	2020	2019	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$(385)	$43	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	(385)	43	Income before income taxes
Income tax expense	-	-	(81)	9	Income tax expense
Reclassified out of AOCI, net of tax	-	-	(304)	34	Net income
Employee benefit plans
Amortization of prior service cost	$51	$65	$150	$193	(1)
Amortization of net actuarial benefit cost	46	5	140	16	(1)
Reclassified out of AOCI, before tax	97	70	290	209	Income before income taxes
Income tax expense	21	15	61	44	Income tax expense
Reclassified out of AOCI, net of tax	76	55	229	165	Net income
Total reclassified out of AOCI, net of tax	$76	$55	$(75)	$199	Net income

(1)	Amortization is included in net periodic pension cost. See Note 11, "Employee Benefit Plans."

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

Loans Held for Investment. Loans held for investment that are subject to a fair value hedge are reported at fair value derived from third-party models. Loans designated in fair value hedges are recorded at fair value on a recurring basis.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$572	$-	$572	$-
Municipal securities	55,667	-	55,667	-
Mortgage-backed Agency securities	34,733	-	34,733	-
Total available-for-sale debt securities	90,972	-	90,972	-
Equity securities	55	55	-	-
Fair value loans	15,628	-	-	15,628
Deferred compensation assets	3,752	3,752	-	-
Deferred compensation liabilities	3,752	3,752	-	-
Derivative liabilities	1,261	-	1,261	-

	December 31, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,034	$-	$5,034	$-
Municipal securities	86,878	-	86,878	-
Mortgage-backed Agency securities	77,662	-	77,662	-
Total available-for-sale debt securities	169,574	-	169,574	-
Equity securities	55	55	-	-
Fair value loans	16,922	-	-	16,922
Deferred compensation assets	3,990	3,990	-	-
Deferred compensation liabilities	3,990	3,990	-	-
Derivative liabilities	510		510

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$3,114	$-	$-	$3,114
OREO	2,103	-	-	2,103

	December 31, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,828	$-	$-	$1,828
OREO	3,969	-	-	3,969

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	September 30, 2020	December 31, 2019

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	3% to 42% (25%)	22% to 36% (26%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 77% (24%)	15% to 100% (8%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The Company uses various methodologies and assumptions to estimate the fair value of certain financial instruments. A description of valuation methodologies used for instruments not previously discussed is as follows:

Cash and Cash Equivalents. Cash and cash equivalents fair value is estimated at their carrying amount, which is considered a reasonable estimate due to the short-term nature of these instruments.

FDIC Indemnification Asset. The FDIC indemnification asset fair value is estimated using discounted future cash flows that apply current discount rates.

Accrued Interest Receivable/Payable. Accrued interest receivable/payable fair value is estimated at its carrying amount, which is considered a reasonable estimate due to the short-term nature of these instruments.

Deposits and Securities Sold Under Agreements to Repurchase. Deposits and repurchase agreements with fixed maturities and rates are estimated at fair value using discounted future cash flows that apply interest rates available in the market for instruments with similar characteristics and maturities.

FHLB and Other Borrowings. FHLB and other borrowings are estimated at fair value using discounted future cash flows that apply interest rates available to the Company for borrowings with similar characteristics and maturities.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$375,664	$375,664	$375,664	$-	$-
Debt securities available for sale	90,972	90,972	-	90,972	-
Equity securities	55	55	55	-	-
Loans held for investment, net of allowance	2,167,718	2,123,823	-	-	2,123,823
FDIC indemnification asset	1,598	666	-	-	666
Interest receivable	9,151	9,151	-	9,151	-
Deferred compensation assets	3,752	3,752	3,752	-	-

Liabilities
Time deposits	436,882	440,283	-	440,283	-
Securities sold under agreements to repurchase	956	956	-	956	-
Interest payable	719	719	-	719	-
Derivative financial liabilities	1,261	1,261	-	1,261	-
Deferred compensation liabilities	3,752	3,752	3,752	-	-

	December 31, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$217,009	$217,009	$217,009	$-	$-
Debt securities available for sale	169,574	169,574	-	169,574	-
Equity securities	55	55	55	-	-
Loans held for sale	263	263	-	-	263
Loans held for investment, net of allowance	2,096,035	2,068,257	-	-	2,068,257
FDIC indemnification asset	2,883	1,201	-	-	1,201
Interest receivable	6,677	6,677	-	6,677	-
Deferred compensation assets	3,990	3,990	3,990	-	-

Liabilities
Time deposits	515,622	512,134	-	512,134	-
Securities sold under agreements to repurchase	1,601	1,601	-	1,601	-
Interest payable	472	472	-	472	-
Derivative liabilities	510	510	-	510	-
Deferred compensation liabilities	3,990	3,990	3,990	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2020	December 31, 2019
(Amounts in thousands)
Commitments to extend credit	$219,297	$228,716
Standby letters of credit and financial guarantees(1)	173,925	167,612
Total off-balance sheet risk	$393,222	$396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2020, the Bank operated 52 branches as First Community Bank in Virginia, West Virginia, and North Carolina and, through November 1, 2020, as People’s Community Bank, a Division of First Community Bank, in Tennessee. As of September 30, 2020, full-time equivalent employees, calculated using the number of hours worked, totaled 630. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2020, the Trust Division and FCWM managed and administered $1.13 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Events

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China, and quickly spread across most of the earth, including the United States. In March 2020, President Trump declared a National Public Health Emergency. Government responses to the COVID-19 pandemic severely restricted the level of economic activity in the Company’s markets during the Spring and early Summer of 2020. While the financial services industry has been designated an essential business in each of the states in which the Company operates, many of the Company’s customers are non-essential businesses, or are employed by non-essential businesses, and have been adversely affected by government shutdowns.

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

To date, the COVID-19 pandemic has impacted trade, travel, employee productivity, unemployment, consumer spending, and other economic activities which has resulted in less economic activity, lower equity market valuations, significant volatility and disruption in financial markets, which have all adversely affected the Company’s business volume, financial condition and results of operations. However, the impact of the COVID-19 pandemic is fluid and continues to evolve. The ultimate extent to which the COVID-19 pandemic will impact the Company’s business, financial condition, and results of operations is currently uncertain and will depend on various developments, including the duration and scope of the pandemic, governmental, regulatory and private sector responses to the pandemic, the pandemic’s depth of impact on national and local economies, financial market reactions, responses of the Company’s customers, employees and vendors, and other factors.

In order to implement and exercise social distancing, on March 20, 2020, the Company began limiting access to branch lobbies and conducting most business through drive-through tellers and through electronic and online means.  To support the health and well-being of employees, a significant amount of the Company's non-customer facing, operational workforce is currently working remotely, and the Company temporarily implemented pay differential for employees not working remotely, which ended when states and localities began their phased re-opening plans.  To support and assist loan customers and/or comply with guidance from regulatory authorities, the Company has deferred loan payments for many consumer and commercial customers, suspended residential property foreclosures, evictions, and involuntary  automobile repossessions, and is offering fee waivers, payment deferrals, and other extraordinary assistance for automobile, mortgage, small business and personal lending customers.  Future regulatory or governmental actions may require these and other types of customer-assistance measures.

In order to help our customers in these unprecedented times, the Company modified or deferred payments on a total of 3,362 loans totaling $426.45 million in principal through September 30, 2020.  At September 30, 2020, loans currently in deferral amounted to $115.63 million.  Included in the September 30, 2020, amounts are re-deferrals for approximately $69.32 million commercial loans and approximately $5.09 million in consumer mortgage and installment loans.  Deferred interest and fees for these loans will continue to accrue. However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. The accrued interest for these loans total $1.10 million  as of September 30, 2020.  To date, the Company has not experienced an increase in borrowers drawing on lines of credit. Management currently believes the hotel/motel and retail loan portfolios to be at the greatest risk.

The Company is also participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist both existing customers and non-customers. Through September 30, 2020, the Company processed 803 loans with original principal balances totaling $62.74 million through the SBA’s PPP.

Management and the Board of Directors are closely monitoring the impact of the COVID-19 pandemic on results of operations and financial condition. The Company recorded a provision for loan losses of $12.03 million for the first nine months of 2020  which is significantly higher than in the recent previous periods. Management expects the provisions for loan losses for periods ending after September 30, 2020, to be materially impacted by the COVID-19 pandemic.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2020, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2019 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2019 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2020, and financial condition as of September 30, 2020, include the following:

●	Diluted earnings per share was $0.47 for the third quarter and $1.37 for the first nine months .
●

Current quarter earnings include a loan loss provision of $4.70 million, an increase of $4.03 million over third quarter of 2019. The year to date loan loss provision was $12.03 million, an increase of $8.55 million from the prior year.  The increase further recognizes the economic uncertainty of the COVID-19 pandemic.

●	Despite the significant increase in loan loss provision, return on average assets remained strong at 1.11% for the third quarter and 1.14% for the nine month period.
●

Net interest margin decreased 46 basis points to 4.10% compared to the same quarter of 2019. Net interest margin decreased 30 basis points to 4.33% for the first  nine months compared to the same period of 2019. Both decreases are reflective of the current historically low interest rate environment.

●	Service charges on deposit accounts have increased since the second quarter of 2020 as pandemic shutdowns and stay-at-home orders were relaxed during the summer.
●	Total deposits have grown $162.33 million, or 6.97%, during 2020 with $122.41 million of the increase occurring in interest free categories.
●	Book value per common share at September 30, 2020, was $23.70, an increase of $0.37 during the year.
●

As of September 30, 2020, the Company continues to significantly exceed regulatory “well capitalized” targets, as well as all capital targets of its capital management plan. The Company completed its previous share repurchase authorization in the first quarter of 2020, prior to the onset of the current COVID-19 pandemic, which completed a strategic objective of acquiring 6.6 million shares, returning over $149 million in surplus capital to shareholders. In light of the uncertain economic forecast, the Company has temporarily delayed consideration of a new share repurchase authorization to preserve and further accumulate surplus capital.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2020	2019	(Decrease)	% Change	2020	2019	(Decrease)	% Change

Net income	$8,266	$9,156	$(890)	-9.72%	$24,376	$29,238	$(4,862)	-16.63%

Basic earnings per common share	0.47	0.59	(0.12)	-20.34%	1.37	1.86	(0.49)	-26.34%
Diluted earnings per common share	0.47	0.58	(0.11)	-18.97%	1.37	1.85	(0.48)	-25.95%

Return on average assets	1.11%	1.65%	-0.54%	-32.73%	1.14%	1.76%	-0.62%	-35.23%
Return on average common equity	7.83%	10.80%	-2.97%	-27.50%	7.76%	11.70%	-3.94%	-33.68%

Three-Month Comparison. Net income decreased $890 thousand in the third quarter of 2020 largely due to a $4.03 million increase in the provision for loan losses as a result of increasing the reserve to recognize the impact of the coronavirus slowdown. Additional decreases resulted from increases in salaries and employee benefits of $1.15 million in 2020 reflective of the addition of Highlands and a one-time litigation settlement of $900 thousand included in the third quarter results from 2019.  These decreases were offset by an increase of $4.61 million in net interest income that is reflective of the addition of Highlands in 2020 and $592 thousand in merger expenses recognized in the third quarter of 2019 .

Nine-Month Comparison. Net income decreased $4.86 million in the first nine months of 2020 due to a $8.55 million increase in the provision for loan losses as a result of increasing the reserve to recognize the impact of the coronavirus slowdown as noted above. Additional decreases resulted from an increase in salaries and employee benefits of $5.23 million which was reflective of the addition of Highlands as well as expenses arising from the implementation of a pay differential related to COVID-19 which ended May 31, 2020. Also contributing to the decrease, were litigation settlements received of $4.60 million received in 2019. These decreases were offset by an increase of $13.46 million in net interest income that is reflective of the of Highlands acquisition.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,171,023	$27,331	5.01%	$1,706,936	$22,106	5.14%
Securities available for sale	93,263	720	3.07%	118,450	1,015	3.40%
Interest-bearing deposits	352,144	90	0.10%	122,891	680	2.20%
Total earning assets	2,616,430	28,141	4.28%	1,948,277	23,801	4.85%
Other assets	344,285			250,142
Total assets	$2,960,715			$2,198,419

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$580,165	$73	0.05%	$450,650	$78	0.07%
Savings deposits	720,657	136	0.08%	500,600	222	0.18%
Time deposits	448,275	951	0.84%	413,012	1,083	1.04%
Total interest-bearing deposits	1,749,097	1,160	0.26%	1,364,262	1,383	0.40%
Borrowings
Retail repurchase agreements	969	1	0.14%	2,107	1	0.17%
Total borrowings	969	1	0.14%	2,107	1	0.17%
Total interest-bearing liabilities	1,750,066	1,161	0.26%	1,366,369	1,384	0.40%
Noninterest-bearing demand deposits	754,147			466,253
Other liabilities	36,379			29,449
Total liabilities	2,540,592			1,862,071
Stockholders' equity	420,123			336,348
Total liabilities and stockholders' equity	$2,960,715			$2,198,419
Net interest income, FTE(1)		$26,980			$22,417
Net interest rate spread			4.02%			4.44%
Net interest margin, FTE(1)			4.10%			4.56%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.77 million and $566 thousand for the three months ended September 30, 2020 and 2019, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2020			2019
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,127,383	$82,476	5.18%	$1,730,940	$67,114	5.18%
Securities available for sale	110,852	2,619	3.16%	130,029	3,314	3.41%
Securities held to maturity	-	-	-	4,071	45	1.48%
Interest-bearing deposits	270,106	706	0.34%	101,364	1,784	2.34%
Total earning assets	2,508,341	85,801	4.57%	1,966,404	72,257	4.91%
Other assets	351,589			248,801
Total assets	$2,859,930			$2,215,205

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$543,539	$261	0.06%	$450,653	$192	0.06%
Savings deposits	702,604	790	0.15%	502,241	589	0.16%
Time deposits	466,126	3,380	0.97%	426,885	3,299	1.03%
Total interest-bearing deposits	1,712,269	4,431	0.35%	1,379,779	4,080	0.40%
Borrowings
Retail repurchase agreements	1,218	3	0.32%	2,792	3	0.13%
Wholesale repurchase agreements	-	-	-	5,037	119	3.17%
FHLB advances and other borrowings	48	1	2.23%	-	-	-
Total borrowings	1,266	4	0.42%	7,829	122	2.08%
Total interest-bearing liabilities	1,713,535	4,435	0.35%	1,387,608	4,202	0.40%
Noninterest-bearing demand deposits	688,891			464,958
Other liabilities	38,001			28,651
Total liabilities	2,440,427			1,881,217
Stockholders' equity	419,503			333,988
Total liabilities and stockholders' equity	$2,859,930			$2,215,205
Net interest income, FTE(1)		$81,366			$68,055
Net interest rate spread			4.22%			4.51%
Net interest margin, FTE(1)			4.33%			4.63%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash purchase accounting accretion of $5.22 million and $2.72 million for the nine months ended September 30, 2020 and 2019, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2020 Compared to 2019				September 30, 2020 Compared to 2019
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$5,994	$(557)	$(212)	$5,225	$15,371	$(23)	$14	$15,362
Securities available-for-sale	(215)	(98)	18	(295)	(489)	(82)	(124)	(695)
Securities held-to-maturity	-	-	-	-	(45)	-	-	(45)
Interest-bearing deposits with other banks	1,265	(647)	(1,208)	(590)	2,957	(511)	(3,524)	(1,078)
Total interest earning assets	7,044	(1,302)	(1,402)	4,340	17,794	(616)	(3,634)	13,544

Interest paid on
Demand deposits	22	(21)	(6)	(5)	40	8	21	69
Savings deposits	97	(127)	(56)	(86)	235	(8)	(26)	201
Time deposits	92	(204)	(20)	(132)	303	(69)	(153)	81
Retail repurchase agreements	-	-	-	-	(2)	1	1	-
Wholesale repurchase agreements	-	-	-	-	(119)	-	-	(119)
FHLB advances and other borrowings	-	-	-	-	-	-	1	1
Total interest-bearing liabilities	211	(352)	(82)	(223)	457	(68)	(156)	233

Change in net interest income(1)	$6,833	$(950)	$(1,320)	$4,563	$17,337	$(548)	$(3,478)	$13,311

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 77.84% of total net interest and noninterest income in the third quarter of 2020 compared to 74.43% in the same quarter of 2019. Net interest income on a GAAP basis increased $4.61 million, or 20.76%, compared to an increase of $4.56 million, or 20.36%, on a FTE basis. The net interest margin on a FTE basis decreased 46 basis points and the net interest spread on a FTE basis decreased 42 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $668.15 million, or 34.29%, primarily due to an increase in average loans as well as an increase in interest-bearing deposits. Average loans increased $464.09 million which was primarily due to the addition of Highlands. The yield on earning assets decreased 57 basis points or 11.75%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 86.73% from 93.25% in the same quarter of 2019. Non-cash accretion income increased $1.20 million, or 211.84%, due to the addition of loans from the Highlands acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $383.70 million, or 28.08%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 14 basis points. Average interest-bearing deposits increased $384.84 million, or 28.21%, which was driven by the December 31, 2019 Highlands acquisition with increases in average savings deposits of $220.06 million, or 43.96%, interest-bearing demand of $129.52 million, or 28.74%, and time deposits of $35.26 million, or 8.54%

Nine-Month Comparison. Net interest income comprised 78.53% of total net interest and noninterest income for the first nine months of 2020 compared to 73.45% in the same period of 2019. Net interest income on a GAAP basis increased $13.46 million, or 19.97%, compared to an increase of $13.31 million, or 19.56%, on a FTE basis. The net interest margin on a FTE basis decreased 30 basis points and the net interest spread on a FTE basis decreased 29 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the historically low rate environment experienced over the past nine months.

Average earning assets increased $541.94 million, or 27.56%, primarily due to an increase in loans and overnight funds sold. The yield on earning assets decreased 34 basis points as the yields in interest-bearing deposits and the available-for-sale investment portfolio decreased. Average loans increased $396.44 million, 22.90%, and the average loan to deposit ratio decreased to 88.60% from 93.83% in the same period of 2019. Non-cash accretion income increased $2.50 million, or 91.98%, due to the addition of loans from the Highlands acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $325.93 million, or 23.49%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 5 basis points or 12.50%. Average borrowings decreased $6.56 million, or 83.83%, largely due to a decrease in average wholesale repurchase agreements of $5.04 million. The decrease resulted from the payoff of a $25 million wholesale repurchase agreement in the first quarter of 2019. Average interest-bearing deposits increased $332.49 million, or 24.10%, which was driven by the December 2019 acquisition of Highlands, resulting in increases of $200.36 million in savings, $92.89 million in interest-bearing demand, and $39.24 million in time deposits.

Provision for Loan Losses

Three-Month Comparison. The provision charged to operations increased $4.03 million, or 596.74%, to $4.70 million in the third quarter of 2020 compared to the same quarter of 2019. The increase in the provision was primarily due to the impact of the coronavirus slowdown. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Nine-Month Comparison. The provision charged to operations increased $8.55 million, or 245.80%, to $12.03 million for the first nine months of 2020 compared to the same period of 2019. The provision net of year to date net charge-offs of $3.18 million had the effect of increasing loan loss reserves $8.85 million. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
(Amounts in thousands)
Wealth management	$909	$952	$(43)	-4.52%	$2,607	$2,581	$26	1.01%
Service charges on deposits	3,250	3,785	(535)	-14.13%	9,541	10,892	(1,351)	-12.40%
Other service charges and fees	2,748	2,007	741	36.92%	7,596	6,185	1,411	22.81%
Net gain on sale of securities	-	-	-	-	385	(43)	428	-995.35%
Net FDIC indemnification asset amortization	(383)	(719)	336	-46.73%	(1,352)	(1,787)	435	-24.34%
Other income/litigation settlements	-	900	(900)	-100.00%	-	4,600	(4,600)	-100.00%
Other operating income	1,114	709	405	57.12%	3,323	1,935	1,388	71.73%
Total noninterest income	$7,638	$7,634	$4	0.05%	$22,100	$24,363	$(2,263)	-9.29%

Three-Month Comparison. Noninterest income comprised 22.16% of total net interest and noninterest income in the third quarter of 2020 compared to 25.57% in the same quarter of 2019. Noninterest income increased $4 thousand, or 0.05%. The increase was primarily due to increases in both net interchange income and other operating income for a combined total of $1.15 million. A decrease in the amortization of the FDIC indemnification asset of $336 thousand contributed to the increase in noninterest income as well.  These increases were offset by litigation settlements received in the third quarter of 2019  of $900 thousand as well as a decrease in service charges on deposits of $535 thousand as a result of pandemic shutdowns.

Nine-Month Comparison. Noninterest income comprised 21.47% of total net interest and noninterest income for the first nine months of 2020 compared to 26.55% in the same period of 2019. Noninterest income decreased $2.26 million, or 9.29%, primarily due to $4.60 million received from litigation settlements in 2019. In addition, service charges on deposits decreased $1.35 million primarily as a result of the second and third quarter effects of the pandemic shutdowns. These decreases were primarily offset by increases in other service charges and fees and other operating income. Other service charges and fees increased $1.41 million, or 22.81%, primarily due to an increase in net interchange income. Other Operating income increased $1.39 million or 71.73% and was primarily driven by third party incentives associated with debit cards and demand deposit accounts.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2020	2019	(Decrease)	Change	2020	2019	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$10,485	$9,334	$1,151	12.33%	$32,886	$27,653	$5,233	18.92%
Occupancy expense	1,228	1,042	186	17.85%	3,818	3,277	541	16.51%
Furniture and equipment expense	1,412	1,183	229	19.36%	4,112	3,278	834	25.44%
Service fees	1,581	1,466	115	7.84%	4,433	3,727	706	18.94%
Advertising and public relations	430	795	(365)	-45.91%	1,417	1,832	(415)	-22.65%
Professional fees	408	548	(140)	-25.55%	948	1,290	(342)	-26.51%
Amortization of intangibles	365	251	114	45.42%	1,086	746	340	45.58%
FDIC premiums and assessments	191	-	191	-	224	318	(94)	-29.56%
Merger expense	-	592	(592)	-100.00%	1,893	592	1,301	219.76%
Other operating expense	3,071	2,233	838	37.53%	8,931	8,167	764	9.35%
Total noninterest expense	$19,171	$17,444	$1,727	9.90%	$59,748	$50,880	$8,868	17.43%

Three-Month Comparison. Noninterest expense increased $1.73 million, or 9.90%, in the third quarter of 2020 compared to the same quarter of 2019. The increase was largely due to an increase in salaries and benefits of $1.15 million primarily attributable to the addition of Highlands employees. Other increases also occurred in occupancy and furniture and equipment expense, and other operating expense for a combined total of $1.25 million.  The increases in these categories were primarily due to the addition of branch locations acquired in the Highlands transaction.  Increases in the third quarter of 2020 were offset primarily by merger expenses of $592 thousand that were incurred in the third quarter of 2019.

Nine-Month Comparison. Noninterest expense increased $8.87 million, or 17.43%, in the first nine months of 2020 compared to the same period of 2019. The increase was primarily due to an increase in salaries and benefits of $5.23 million, or 18.92% which was largely due to the addition of Highlands employees. In addition, the Company incurred $1.89 million in residual merger expenses during the first quarter of 2020 related to the Highlands acquisition. Occupancy and furniture and equipment expense increased a combined total of $1.38 million and was primarily driven by the addition of branch locations acquired in the Highlands transaction.

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

Three-Month Comparison. Income tax expense decreased $248 thousand, or 9.61%, primarily due to the decrease in pre-tax earnings. The effective tax rate increased to 22.00% in the third quarter of 2020 from 21.98% in the same quarter of 2019.

Nine-Month Comparison. Income tax expense decreased $1.36 million, or 16.71%, and the effective tax rate decreased to 21.80% in the third quarter of 2020 from 21.82% in the same quarter of 2019.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Amounts in thousands)
Net interest income, GAAP	$26,834	$22,221	$80,855	$67,396
FTE adjustment(1)	146	196	511	659
Net interest income, FTE	26,980	22,417	81,366	68,055

Net interest margin, GAAP	4.08%	4.53%	4.30%	4.58%
FTE adjustment(1)	0.02%	0.03%	0.03%	0.05%
Net interest margin, FTE	4.10%	4.56%	4.33%	4.63%

(1) FTE basis of 21%.

Financial Condition

Total assets as of September 30, 2020, increased $149.08 million, or 5.33% from December 31, 2019. The increase in assets was primarily driven by a increase in overnight funds of $175.36 million, or 118.48%. In addition, total liabilities as of September 30, 2020, increased $157.98 million, or 6.67% from December 31, 2019. The increase in liabilities was primarily the result of an increase in total deposits of $162.33 million, or 6.97%.

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

Available-for-sale debt securities as of September 30, 2020, decreased $78.60 million, or 46.35%, compared to December 31, 2019. The decrease was primarily due to the sale of $51.03 million in securities in the first quarter. The market value of debt securities available for sale as a percentage of amortized cost was 101.77.% as of September 30, 2020, compared to 100.65% as of December 31, 2019.

Investment securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities for the three and nine months ended September 30, 2020 or 2019. For additional information, see Note 2, “Debt Securities,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of September 30, 2020, increased $80.54 million, or 3.81%, compared to December 31, 2019. Covered loans decreased $2.12 million, or 16.46%, as the covered Waccamaw portfolio continues to pay down. For additional information, see Note 4, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2020		December 31, 2019		September 30, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$46,785	2.13%	$48,659	2.30%	$61,350	3.62%
Commercial and industrial	179,714	8.19%	142,962	6.76%	93,627	5.53%
Multi-family residential	105,647	4.81%	121,840	5.76%	96,274	5.68%
Single family non-owner occupied	189,265	8.62%	163,181	7.72%	135,298	7.99%
Non-farm, non-residential	748,815	34.11%	727,261	34.39%	584,897	34.52%
Agricultural	10,362	0.47%	11,756	0.56%	9,429	0.56%
Farmland	22,973	1.05%	23,155	1.10%	16,728	0.99%
Total commercial loans	1,303,561	59.38%	1,238,814	58.59%	997,603	58.89%
Consumer real estate loans
Home equity lines	94,056	4.29%	110,078	5.21%	86,349	5.10%
Single family owner occupied	644,598	29.37%	620,697	29.35%	484,567	28.60%
Owner occupied construction	17,460	0.79%	17,241	0.82%	14,872	0.87%
Total consumer real estate loans	756,114	34.45%	748,016	35.38%	585,788	34.57%
Consumer and other loans
Consumer loans	118,738	5.41%	110,027	5.20%	92,027	5.43%
Other	5,838	0.27%	4,742	0.22%	4,540	0.27%
Total consumer and other loans	124,576	5.68%	114,769	5.42%	96,567	5.70%
Total non-covered loans	2,184,251	99.51%	2,101,599	99.39%	1,679,958	99.15%
Total covered loans	10,744	0.49%	12,861	0.61%	14,158	0.84%
Total loans held for investment, net of unearned income	2,194,995	100.00%	2,114,460	100.00%	1,694,116	99.99%
Less: allowance for loan losses	27,277		18,425		18,493
Total loans held for investment, net of unearned income and allowance	$2,167,718		$2,096,035		$1,675,623

Loans held for sale	$-		$263		$-

Commercial and industrial loan balances grew significantly compared to December 31, 2019. During the second quarter, we began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender. At September 30, 2020, the PPP loans had a current balance of $61.00 million, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $2.30 million at September 30, 2020, were also recorded. During the third quarter of 2020, we recorded amortization of net deferred loan origination fees of $286 thousand on PPP loans, while year to date we recorded amortization of $479 thousand. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

The following table presents covered loans, by loan class, as of the dates indicated:

	September 30, 2020		December 31, 2019		September 30, 2019
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$27	0.25%	$28	0.22%	$30	0.21%
Single family non-owner occupied	188	1.75%	199	1.55%	216	1.53%
Non-farm, non-residential	-	0.00%	3	0.02%	4	0.03%
Total commercial loans	215	2.00%	230	1.79%	250	1.77%
Consumer real estate loans
Home equity lines	8,079	75.20%	9,853	76.61%	11,031	77.91%
Single family owner occupied	2,450	22.80%	2,778	21.60%	2,877	20.32%
Total consumer real estate loans	10,529	98.00%	12,631	98.21%	13,908	98.23%
Total covered loans	$10,744	100.00%	$12,861	100.00%	$14,158	100.00%

Commercial Loans Modified Under CARES Act

The following table details the balance of commercial loans modified for short-term payment deferral under provisions of the CARES Act as of the dates indicated.

	September 30, 2020		June 30, 2020
		Percent		Percent
(unaudited, in thousands)	Balance	Modified	Balance	Modified

Construction, development, and other land	$3,753	8.88%	$14,377	27.33%
Commercial and industrial	6,700	3.61%	25,584	13.88%
Multi-family residential	5,919	5.61%	22,021	20.82%
Single family non-owner occupied	7,049	3.65%	39,135	20.75%
Commercial Real Estate - Hotel/Motel	48,225	46.69%	92,940	89.75%
Commercial Real Estate - Retail Strip Centers	4,432	6.45%	19,740	38.17%
Commercial Real Estate - Other	22,912	3.92%	116,871	20.58%
Agricultural	1,322	12.93%	3,464	33.29%
Farmland	2,223	9.56%	5,865	24.79%
Total commercial modifications	$102,535	7.78%	$339,997	26.39%

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2020	December 31, 2019	September 30, 2019
(Amounts in thousands)
Non-covered nonperforming
Nonaccrual loans	$24,423	$16,113	$16,701
Accruing loans past due 90 days or more	43	144	107
TDRs(1)	456	720	668
Total nonperforming loans	24,922	16,977	17,476
Non-covered OREO	2,103	3,969	2,528
Total non-covered nonperforming assets	$27,025	$20,946	$20,004

Covered nonperforming
Nonaccrual loans	$333	$244	$243
Total nonperforming loans	333	244	243
Covered OREO	-	-	-
Total covered nonperforming assets	$333	$244	$243

Total nonperforming
Nonaccrual loans	$24,756	$16,357	$16,944
Accruing loans past due 90 days or more	43	144	107
TDRs(1)	456	720	668
Total nonperforming loans	25,255	17,221	17,719
OREO	2,103	3,969	2,528
Total nonperforming assets	$27,358	$21,190	$20,247

Additional Information
Performing TDRs(2)	$10,480	$5,855	$5,635
Total Accruing TDRs(3)	10,936	6,575	6,303

Non-covered ratios
Nonperforming loans to total loans	1.14%	0.81%	1.04%
Nonperforming assets to total assets	0.92%	0.75%	0.91%
Non-PCI allowance to nonperforming loans	109.45%	108.53%	105.82%
Non-PCI allowance to total loans	1.25%	0.88%	1.10%

Total ratios
Nonperforming loans to total loans	1.15%	0.81%	1.05%
Nonperforming assets to total assets	0.93%	0.76%	0.92%
Allowance for loan losses to nonperforming loans	108.01%	106.99%	104.37%
Allowance for loan losses to total loans	1.24%	0.87%	1.09%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.57 million, $95 thousand, and $329 thousand for the periods ended September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $474 thousand, $2.25 million, and $2.19 million for the periods ended September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

(3)	Total accruing TDRs exclude nonaccrual TDRs of $2.04 million, $2.34 million, and $2.52 million for the periods ended September 30, 2020, December 31, 2019, and September 30, 2019, respectively.

Non-covered nonperforming assets as of September 30, 2020, increased $6.08 million, or 29.02%, from December 31, 2019, primarily due to an increase in non-covered nonaccrual loans acquired from Highlands Union Bank offset by a decrease in OREO of $1.87 million. Non-covered nonaccrual loans as of September 30, 2020, increased $8.31 million, or 51.57%, from December 31, 2019. As of September 30, 2020, non-covered nonaccrual loans were largely attributed to single family owner occupied (32.80%), non-farm, non-residential (27.07%), and single family non-owner occupied loans (13.47%). As of September 30, 2020, approximately $6.86 million or 28.09%, of non-covered nonaccrual loans were attributed to performing loans acquired through the Highlands acquisition. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $33.90 million as of September 30, 2020, a  decrease of $1.72 million, or 4.84%, compared to $35.62 million as of December 31, 2019. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.55% as of September 30, 2020, which includes past due loans (0.43%) and nonaccrual loans (1.12%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2020, increased $4.36 million, or 66.33%, to $10.94 million from December 31, 2019. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of September 30, 2020, increased $1.87 million to $2.77 million compared to December 31, 2019. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 25.29% as of September 30, 2020, compared to 13.69% as of December 31, 2019. Specific reserves on TDRs totaled $347 thousand as of September 30, 2020, compared to $353 thousand as of December 31, 2019.

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

Through September 30, 2020, we had modified 3,362 loans for $426.45 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDR’s based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.

The balance of non-accrual loans was higher at September 30, 2020, due mainly to the migration of three commercial real estate loans with a total balance of $2.58 million coupled with approximately $6.00 million in HUB loans since year-end.  The loans were past due prior to the COVID-19 emergency declaration and payments continued to slow during the quarter.  Additionally, the Bank suspended foreclosure and repossession activity at the end of March due to the COVID-19 pandemic and loans that would have normally been resolved through these processes remain in the portfolio at September 30, 2020.

Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $1.87 million, or 47.01%, as of September 30, 2020, compared to December 31, 2019, and consisted of 22 properties with an average holding period of approximately 13 months. The net gain on the sale of OREO totaled $32 thousand for the three months ended September 30, 2020, compared to a net loss of $234 thousand for the same period of the prior year; the net loss on the sale of OREO for the nine months ended September 30, 2020 totaled $296 thousand compared to $790 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2020			2019
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,969	$-	$3,969	$3,806	$32	$3,838
Additions	695	-	695	2,752	131	2,883
Disposals	(2,139)	-	(2,139)	(3,388)	(152)	(3,540)
Valuation adjustments	(422)	-	(422)	(642)	(11)	(653)
Ending balance	$2,103	$-	$2,103	$2,528	$-	$2,528

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of September 30, 2020, our allowance reflects a higher risk of loan losses due to uncertainty around the impact that the COVID-19 pandemic will have on business and economic conditions in our primary market areas. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of September 30, 2020; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see Note 6, “Allowance for Loan Losses,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The allowance for loan losses as of September 30, 2020, increased $8.85 million, or 48.04%, from December 31, 2019 due primarily to the increased potential for loan defaults and losses related to the COVID-19 pandemic. The non-PCI allowance as a percent of non-covered loans totaled 1.25% as of September 30, 2020, compared to 0.88% as of December 31, 2019. Effective January 1, 2020, the Company collapsed the PCI loans and discounts for Peoples and Waccamaw acquired loans into the core loan portfolio. The Highlands transaction added the following pools: 1-4 Family, Senior-Consumer, 1-4 Family Senior-Commercial, 1-4 Family, Junior and Home Equity Lines, Commercial Land and Development, Farmland and Agricultural, Multi-family, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-owner Occupied, Commercial and Industrial, and Consumer. Net charge-offs increased $462 thousand for the three months ended September 30, 2020, compared to the same period of the prior year. For the nine months ended September 30, 2020, net charge-offs decreased $72 thousand, compared with the same period of the prior year. The decrease in net charge-offs was driven by reduced losses in the single-family owner occupied loan pool.

The following table presents the changes in the allowance for loan losses during the periods indicated:

	Three Months Ended September 30,
	2020			2019
	Non-PCI			Non-PCI
	Portfolio	PCI Portfolio	Total	Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$23,758	$-	$23,758	$18,540	$-	$18,540
Provision for (recovery of) loan losses charged to operations	4,703	-	4,703	675	-	675
Charge-offs	(1,563)	-	(1,563)	(964)	-	(964)
Recoveries	379	-	379	242	-	242
Net charge-offs	(1,184)	-	(1,184)	(722)	-	(722)
Ending balance	$27,277	$-	$27,277	$18,493	$-	$18,493

	Nine Months Ended September 30,
	2020			2019
	Non-PCI			Non-PCI
	Portfolio	PCI Portfolio	Total	Portfolio	PCI Portfolio	Total
(Amounts in thousands)
Beginning balance	$18,425	$-	$18,425	$18,267	$-	$18,267
Provision for loan losses
charged to operations	12,034	-	12,034	3,480	-	3,480
Charge-offs	(4,429)	-	(4,429)	(4,700)	-	(4,700)
Recoveries	1,247	-	1,247	1,446	-	1,446
Net charge-offs	(3,182)	-	(3,182)	(3,254)	-	(3,254)
Ending balance	$27,277	$-	$27,277	$18,493	$-	$18,493

Deposits

Total deposits as of September 30, 2020, increased $162.33 million, or 6.97%, compared to December 31, 2019. The increase was largely attributable to noninterest-bearing demand deposits which increased $122.41 million, or 19.50%. Interest-bearing demand and savings deposits also reflected growth with increases of $79.26 million, or 15.93% and $39.40 million, or 5.72%, respectively. These increases were offset by a decrease in time deposits of $78.74 million, or 15.27%. We attribute a significant amount of the increase in deposits to the unprecedented level of federal government stimulus during the second quarter of 2020.

Borrowings

Total borrowings as of September 30, 2020, decreased $645 thousand, compared to December 31, 2019.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2020, the Company’s cash reserves totaled $9.46 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2020, our unencumbered cash totaled $375.66 million, unused borrowing capacity from the FHLB totaled $322.82 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $54.80 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
(Amounts in thousands)
Net cash provided by operating activities	$32,028	$39,636
Net cash provided by investing activities	304	139,757
Net cash provided by (used in) financing activities	126,323	(73,808)
Net increase in cash and cash equivalents	158,655	105,585
Cash and cash equivalents, beginning balance	217,009	76,873
Cash and cash equivalents, ending balance	$375,664	$182,458

Cash and cash equivalents increased $158.66 million for the nine months ended September 30, 2020, compared to an increase of $105.59 million for the same period of the prior year. The increase in cash and cash equivalents during 2020 was due largely to the significant inflow of non-maturity deposits from unprecedented government stimulus.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2020, decreased $8.90 million, or 2.08%, to $419.92 million from $428.82 million as of December 31, 2019. The change in stockholders’ equity was largely due to net income of $24.38 million offset by the repurchase of 734,653 shares of our common stock totaling $21.87 million and dividends declared on our common stock of $13.45 million. Accumulated other comprehensive loss decreased $262 thousand to $1.24 million as of September 30, 2020, compared to December 31, 2019, primarily due to net unrealized gains on securities. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share increased $0.37 or 1.57% to $23.70 as of September 30, 2020, from $23.33 as of December 31, 2019.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2019 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2020		December 31, 2019
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.89%	13.21%	14.31%	12.87%
Tier 1 risk-based capital ratio	13.89%	13.21%	14.31%	12.87%
Total risk-based capital ratio	15.14%	14.46%	15.21%	13.78%
Tier 1 leverage ratio	10.06%	9.57%	14.01%	12.61%

Our risk-based capital ratios as of September 30, 2020, decreased from December 31, 2019, due to a decrease in total capital. The decrease in total capital was primarily attributable to the repurchase of 734,653 shares of our common stock totaling $21.87 million and dividends declared of $13.45 million, offset by net income of $24.38 million. As of September 30, 2020, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2020.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2020	December 31, 2019
(Amounts in thousands)
Commitments to extend credit	$219,297	$228,716
Standby letters of credit and financial guarantees (1)	173,925	167,612
Total off-balance sheet risk	$393,222	$396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

As of September 30, 2020, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 0 to 25 basis points. Given the current level of benchmark interest rates, a complete downward shock of 100 basis points is rendered meaningless; accordingly, a downward rate scenario is only presented for the prior year end. In the downward rate shocks presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	September 30, 2020		December 31, 2019
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$7,633	6.97%	$171	0.20%
200	5,354	4.89%	428	0.40%
100	2,846	2.60%	426	0.40%
(100)	N/A	-	(4,631)	-4.30%

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

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) at the end of 2021, the Company has broken the transition efforts into two phases. The first phase is adding additional language to new loans that allows the Company to replace LIBOR with an equivalent rate index and adjust the margin to ensure the resulting interest rate is the same as it previously was using LIBOR. Also included in the first phase, the Company will be transitioning from the LIBOR swap curve to alternative reference rates when repricing certain loans. The second phase is transitioning current variable loans tied to LIBOR or on a LIBOR swap curve. The Company is currently quantifying the dollar amount and number of loans that extend beyond 2021.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020 and on or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As of September 30, 2020, we have funded approximately 803 loans with original principal balances totaling $62.74 million through the PPP program.

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

Additionally, if a borrower under the PPP loan fails to qualify for loan forgiveness, the Bank is at the heightened risk of holding the loan at an unfavorable interest rate as compared to loans to customers that the Bank would have otherwise extended credit.  Rules providing for forgiveness have been constantly evolving, including an automatic forgiveness if the amount of the PPP loan was not larger than a specified floor.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased no shares of our common stock during the third quarter of 2020 compared to 194,000 shares during the same quarter of 2019. We do not currently have a publicly announced plan to repurchase shares.

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2020, (Unaudited) and December 31, 2019; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2020 and 2019; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2020 and 2019; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2020.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)