Form 10-K
period 2020-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2021-03-12
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No

As of June 30, 2020, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $282.85 million.

As of March 2, 2021, there were 17,641,124 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2021, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2020 FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	the effects of the COVID-19 pandemic, including the negative impacts and disruptions to the communities the Company serves, and the domestics and global economy, which may have an adverse effect on the Company's business;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	inflation, interest rate, market and monetary fluctuations;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the costs and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters.
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the growth and profitability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

General

First Community Bankshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and reincorporated under the laws of the Commonwealth of Virginia in 2018. The Company is the successor to First Community Bancshares, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reincorporation and Merger, the sole purpose of which was to change the Company’s state of incorporation from Nevada to Virginia. The reincorporation was completed on October 2, 2018. The Company’s principal executive office is located in Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

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

Employees and Human Capital Resources

As of December 31, 2020, we had 605 full-time employees and 30 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and customized corporate training engagements.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations.  Within a short period of time, through teamwork and the adaptability of our management and staff, we were able to transition and provide remote access to non-customer facing employees to effectively work from remote locations and were able to ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible communicable illness, including COVID-19, and have been provided additional paid time off to cover compensation during such absences. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance and keeping increases in the employee portion of health care premiums as small as possible and sponsoring various wellness programs.

Employee retention helps us operate efficiently and achieve one of our business objectives, which is building financial partnerships. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our current 401(k) plan and a former employee stock ownership plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our associates.

Market Area

As of December 31, 2020, we operated 50 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking.  Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education; government and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

Competition

The financial services industry is highly competitive and constantly evolving. We encounter strong competition in attracting and retaining deposit, loan, and other financial relationships in our market areas. We compete with other commercial banks, thrifts, savings and loan associations, credit unions, consumer finance companies, mortgage banking firms, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. We have positioned ourselves as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. Factors that influence our ability to remain competitive include the ability to develop, maintain, and build long-term customer relationships; the quality, variety, and pricing of products and services; the convenience of banking locations and office hours; technological developments; and industry and general economic conditions. We seek to mitigate competitive pressures with our relationship style of banking, competitive pricing, cost efficiencies, and disciplined approach to loan underwriting.

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

Capital Requirements

We are subject to various regulatory capital requirements administered by the Federal Reserve (the "Basel III Capital Rules").

Since fully phased in on January 1, 2019, Basel III Capital Rules require the Company and the Bank to maintain the following:

●

A minimum ratio of Common Equity Tier 1 ("CET1") to risk-weighted assets of at least 4.50%, plus a 2.50% "capital conservation buffer" that is composed entirely of CET1 capital (resulting in a minimum ratio of CET1 to risk-weighted assets of 7.00%);

●	A minimum ratio of Tier 1 capital to risk-weighted assets of at least 6.00%, plus the capital conservation buffer (resulting in a minimum Tier 1 capital ratio of 8.50%);
●	A minimum ratio of total capital (Tier 1 capital plus Tier 2 capital) to risk-weighted assets of at least 8.00%, plus the capital conservation buffer (resulting in a minimum total capital ratio of 10.50%); and
●	A minimum leverage ratio of 4.00%, calculated as the ratio of Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

Banking institutions that fail to meet the effective minimum ratios once the capital conservation buffer is taken into account, as detailed above, will be subject to constraints on capital distributions, including dividends and share repurchases, and certain discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the institution’s “eligible retained income” (that is, the greater of (i) net income for the preceding four quarters, net of distributions and associated tax effects not reflected in net income and (ii) average net income over the preceding four quarters).

Basel III Capital Rules and the Capital Simplification Rules provide for a number of deductions from and adjustments to CET1. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1. Prior to the adoption of the Capital Simplification Rules in July 2019, amounts were deducted from CET1 to the extent that any one such category exceeded 10% of CET1 or all such items, in the aggregate, exceeded 15% of CET1. The Capital Simplification Rules took effect for the Company and the Bank as of January 1, 2020. These limitations did not impact our regulatory capital during any of the reported periods.

Basel III Capital Rules prevent certain hybrid securities, such as trust preferred securities, as Tier 1 capital of bank holding companies, subject to phase-out. The rules do not require a phase-out of trust preferred securities issued before May 19, 2010, for holding companies of depository institutions with less than $15 billion in consolidated total assets, as of December 1, 2009.

In February 2019, the federal bank regulatory agencies issued a final rule (the “2019 CECL Rule”) that revised certain capital regulations to account for changes to credit loss accounting under U.S. GAAP. The 2019 CECL Rule included a transition option that allows banking organizations to phase in, over a three-year period, the day-one adverse effects of adopting a new accounting standard related to the measurement of current expected credit losses (“CECL”) on their regulatory capital ratios (three-year transition option). In March 2020, the federal bank regulatory agencies issued an interim final rule that maintains the three-year transition option of the 2019 CECL Rule and also provides banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option).

Basel III Capital Rules prescribe a standardized approach for risk weightings that expand the risk-weighting categories from the four Basel I categories (0%, 20%, 50% and 100%) to a larger and more risk-sensitive number of categories, depending on the nature of the assets, generally ranging from 0% for U.S. government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In November 2019, the federal banking agencies adopted a rule revising the scope of commercial real estate mortgages subject to a 150% risk weight.

In August 2018, the Federal Reserve issued an interim final rule, which expanded the applicability of the Small Bank Holding Company Policy Statement through an increase in the size limitation for qualifying bank holding companies from $1 billion to $3 billion in total consolidated assets. As a result, the Company qualifies under the Small Bank Holding Company Policy Statement for exemption from the Federal Reserve’s consolidated risk-based capital requirements at the holding company level. Management believes that the Company and the Bank would meet all capital adequacy requirements under Basel III Capital Rules on a fully phased-in basis, as of December 31, 2020.

Beginning in the first quarter of 2020, a qualifying community banking organization may elect to use the community bank leverage ratio (“CBLR”) framework to eliminate the requirements for calculating and reporting risk-based capital ratios. A qualifying community organization is a depository institution or its holding company that has less than $10 billion in average total consolidated assets; has off-balance sheet exposures of 25% or less of total consolidated assets; has trading assets plus trading liabilities of 5% or less of total consolidated assets; and is not an advance approaches banking organization. Qualifying community banking organizations that elect to use the CBLR framework and that maintain a leverage ratio of greater than 9% are considered to have satisfied the risk-based and leverage capital requirements and are considered to have met the well-capitalized ratio requirements for purposes of Section 38 of the FDICIA. Temporary relief was provided to community banks under the Coronavirus Aid, Relief and Economic Security Act to set the community bank ratio to 8.00% beginning in the second quarter of 2020 and for the remainder of 2020, and to 8.50% effective January 1, 2021, and 9.00% effective January 1, 2022.  A qualifying community banking organization may opt into and out of the CBLR framework by completing the associated reporting requirements on its call report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2020. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Deposit Insurance and Assessments

Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to quarterly deposit insurance assessments to maintain the DIF. Deposit insurance premiums are assessed using a risk-based system that places FDIC-insured institutions into one of four risk categories based on capital, supervisory ratings and other factors. The assessment rate determined by considering such information is then applied to the institution's average assets minus average tangible equity to determine the institution's insurance premium. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the DIF. The Dodd-Frank Act required that the minimum reserve ratio for the DIF increase from 1.15% to 1.35% by September 30, 2020. Under the FDIA, the FDIC may terminate deposit insurance if it determines that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC. The Bank’s FDIC deposit insurance assessments were $426 thousand in 2020, $318 thousand in 2019, and $840 thousand in 2018. The decrease in FDIC assessments in 2019 and 2020 were primarily the result of the receipt of Small Bank Assessment Credits from the FDIC.  On September 30, 2018, the Deposit Insurance Fund Reserve Ratio reached 1.36 percent.  Because the reserve ratio exceeded 1.35 percent, two deposit insurance assessment changes occurred under the FDIC regulations.  Surcharges on large banks, $10 billion or more in consolidated assets, ended; and small banks, less than $10 billion in consolidated assets, were awarded assessment credits for the portion of their assessments that contributed to the growth in the reserve ration from 1.15 percent to 1.35 percent.  The credit was applied when the reserve ratio was at least 1.38 percent.  The Small Bank Credit was fully utilized by the second quarter of 2020.

In addition, all FDIC-insured institutions were required to pay annual assessments to fund interest payments on bonds issued by the Financing Corporation (“FICO”) through March 29, 2019. The FICO is a mixed-ownership government corporation that was formed to borrow the money necessary to carry out the closing and ultimate disposition of failed thrift institutions by the Resolution Trust Corporation. The Bank’s FICO assessments, which were set quarterly, were $6 thousand in 2019, and $66 thousand in 2018.

The Volcker Rule

The Dodd-Frank Act amended the BHC Act to prohibit depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with hedge funds or private equity funds, known as the Volcker Rule. The Volcker Rule, which became effective in July 2015 and the implementing regulations of which were amended in 2019 and were subject to further amendment in 2020, does not significantly impact the operations of the Company and its subsidiaries, as we do not have any engagement in the businesses prohibited by the Volcker Rule.

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

In December 2019, the Federal Deposit Insurance Corporation (“FDIC”) and the Office of the Comptroller of the Currency (“OCC”) jointly proposed rules that would significantly change existing CRA regulations. The proposed rules are intended to increase bank activity in low- and moderate-income communities where there is significant need for credit, more responsible lending, greater access to banking services, and improvements to critical infrastructure. The proposals change four key areas: (i) clarifying what activities qualify for CRA credit; (ii) updating where activities count for CRA credit; (iii) providing a more transparent and objective method for measuring CRA performance; and (iv) revising CRA-related data collection, record keeping, and reporting. However, the Federal Reserve Board did not join in that proposed rulemaking. In May 2020, the OCC issued its final CRA rule, effective October 1, 2020. The FDIC has not finalized the revisions to its CRA rule. In September 2020, the Federal Reserve Board issued an Advance Notice of Proposed Rulemaking (“ANPR”) that invites public comment on an approach to modernize the regulations that implement the CRA by strengthening, clarifying, and tailoring them to reflect the current banking landscape and better meet the core purpose of the CRA. The ANPR seeks feedback on ways to evaluate how banks meet the needs of low- and moderate-income communities and address inequities in credit access. As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Consumer Protection and Privacy

We are subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include the Mortgage Reform and Anti-Predatory Lending Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collections Act, the Right to Financial Privacy Act, the Fair Housing Act, and various state law counterparts. These laws and regulations contain extensive customer privacy protection provisions that limit the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties and require financial institutions to disclose certain policies to consumers.

The Consumer Financial Protection Bureau (“CFPB”) is a federal agency with broad authority to implement, examine, and enforce compliance with federal consumer protection laws that relate to credit card, deposit, mortgage, and other consumer financial products and services. The CFPB may enforce actions to prevent and remedy unfair, deceptive, or abusive acts and practices related to consumer financial products and services. The agency has authority to impose new disclosure requirements for any consumer financial product or service. The CFPB may impose a civil penalty or injunction against an entity in violation of federal consumer financial laws. The CFPB has examination and enforcement authority over all banks with more than $10 billion in assets, as well as their affiliates.   As a bank with less than $10 billion in assets, the Bank is subject to these federal consumer financial laws, but continues to be examined for compliance by the Federal Reserve, its primary federal banking regulator, not the CFPB.

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

In October 2016, the federal banking regulators jointly issued an advance notice of proposed rulemaking on enhanced cyber risk management standards that are intended to increase the operational resilience of large and interconnected entities under their supervision. If established, the enhanced cyber risk management standards would be designed to help reduce the potential impact of a cyber-attack or other cyber-related failure on the financial system. The advance notice of proposed rulemaking addresses five categories of cyber standards: (i) cyber risk governance; (ii) cyber risk management; (iii) internal dependency management; (iv) external dependency management; and (v) incident response, cyber resilience, and situational awareness.  In May 2019, the Federal Reserve announced that it would revisit the Advance Notice of Proposed Rulemaking in the future.  In December 2020, the federal banking agencies issued a Notice of Proposed Rulemaking that would require banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” or a “notification incident.” The Notice of Proposed Rulemaking also would require specific and immediate notifications by bank service providers that become aware of similar incidents.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act of 1970 (“BSA”), was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Risks Related to the Economic Environment

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

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020 and on or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (Economic Aid Act) enacted on December 27, 2020, in January, 2021, the SBA released applications for the second round of PPP loans for second draw loans for borrowers who received funding in the first round and first draw loans to first time borrowers.  As of December 31, 2020, we have funded approximately 803 loans with original principal balances totaling $62.74 million through the PPP program.  Through December 31, 2020 $3.94 million, or 6.46%, of the Company’s Paycheck Protection Program loan balances had been forgiven by the SBA.

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

Regulatory Risks

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

Market and Interest Rate Risk

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

On July 27, 2017, the Chief Executive of the United Kingdom Financial Conduct Authority, which regulates the London InterBank Offered Rate (“LIBOR” the benchmark interest rate at which major global banks lend to one another in the international interbank market for short-term loans), announced that it intends to stop persuading or compelling banks to submit rates for the calibration of LIBOR to the administrator of LIBOR after 2021. Subsequently, the Federal Reserve Board announced final plans for the production of the Secured Overnight Financing Rate (SOFR), which resulted in the commencement of its published rates by the Federal Reserve Bank of New York on April 3, 2018. Whether or not SOFR attains market traction as a LIBOR replacement tool remains in question and the future of LIBOR at this time is uncertain. The announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere.  At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.  Uncertainty as to the nature of alternative reference rates and as to potential changes or other reforms to LIBOR may adversely affect LIBOR rates and the value of LIBOR-based loans and securities in our portfolio and may impact the availability and cost of hedging instruments and borrowings.  If LIBOR rates are no longer available, and we are required to implement substitute indices for the calculation of interest rates under our loan agreements with our borrowers, we may incur significant expenses in effecting the transition, and may be subject to disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute indices, which could have a material adverse effect on our financial condition or results of operations.  On November 30, 2020, ICE Benchmark Administration Limited, the administrator of LIBOR, announced that it will consult on its intention to cease the publication of the one week and two month LIBOR settings immediately following the LIBOR publication on December 31, 2021, and the remaining LIBOR settings immediately following the LIBOR publication on June 30, 2023. The outcome of such consultation and its impact on LIBOR could materially affect the economics as well as the timing of the transition away from LIBOR.

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

Credit Risk

Our accounting estimates and risk management processes rely on analytical and forecasting models.

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset/liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for loan losses may not be sufficient to cover actual loan losses and an increase in the loan loss provision could materially and adversely affect our operating results. Federal regulatory agencies regularly review our loans and allowance for loan losses as an integral part of the examination process. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations. For additional information, see "Fair Value Measurements" and "Allowance for Loan Losses" in the "Critical Accounting Policies" section in Part II, Item 7 and Note 1, "Basis of Presentation and Accounting Policies," to the Consolidated Financial Statements in Part II, Item 8 of this report.

We are subject to credit risk associated with the financial condition of other financial institutions

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2020, commercial business and real estate loans totaled $1.11 billion, or 50.84%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $5.72 million and largest outstanding commercial real estate loan was $9.73 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2020, commercial construction loans totaled $44.65 million, or 2.04% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $4.51 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

Operational Risks

We face strong competition from other financial institutions, financial service companies, and organizations that offer services similar to our offerings.

Our larger competitors may have substantially greater resources and lending limits, name recognition, and market presence that allow them to offer products and services that we do not offer and to price loans and deposits more aggressively than we do. The expansion of non-bank competitors, which may have fewer regulatory constraints and lower cost structures, has intensified competitive pressures on core deposit generation and retention. For additional information, see "Competition" in Item 1 of this report. Our success depends, in part, on our ability to attract and retain customers by adapting our products and services to evolving customer needs and industry and economic conditions. Failure to perform in any of these areas could weaken our competitive position, reduce deposits and loan originations, and adversely affect our financial condition, results of operations, cash flows, and prospects.

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

Our customers and employees have been, and will continue to be, targeted by parties using fraudulent e-mails and other communications in attempts to misappropriate passwords, bank account information or other personal information, or to introduce viruses or other malware through "Trojan horse" programs to our information systems and/or our customers' computers. Though we endeavor to mitigate these threats through product improvements, use of encryption and authentication technology, and customer and employee education, such cyberattacks against us or our third-party service providers remain a serious issue. The pervasiveness of cybersecurity incidents in general and the risks of cybercrime are complex and continue to evolve. More generally, publicized information about security and cyber-related problems could inhibit the use or growth of electronic or web-based applications or solutions as a means of conducting commercial transactions.

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

General Risks

We may require additional capital in the future that may not be available when needed.

We may need to raise additional capital to strengthen our capital position, increase our liquidity, satisfy obligations, or pursue growth objectives. Our ability to raise additional capital depends on current conditions in capital markets, which are outside our control, and our financial performance. Certain economic conditions and declining market confidence may increase our cost of funds and limit our access to customary sources of capital, such as borrowings with other financial institutions, repurchase agreements, and availability under the FRB's Discount Window. Events that limit access to capital markets and the inability to obtain capital may have a materially adverse effect on our business, financial condition, results of operations, and market value of common stock. We cannot provide any assurance that additional capital will be available, on acceptable terms or at all, in the future.

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

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2020, the Bank provided financial services through a network of 50 branch locations in West Virginia (18 branches), Virginia (23 branches), North Carolina (7 branches), and Tennessee (2 branches). We own 49 of those branches and lease the remaining branch.  As of December 31, 2020, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 8, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of March 02, 2021, there were 2,900 record holders and 17,641,124 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 734,653 shares of our common stock in 2020, 487,400 shares of our common stock in 2019, and 1,060,312 shares in 2018.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2020	—	$—	—	—
November 1-30, 2020	—	—	—	—
December 1-31, 2020	—	—	—	—
Total	—	$—	—

(1)

In the first quarter of 2020, the Company exhausted its 6,600,000 shares repurchase authorization.  As a result of the uncertainty associated with the COVID-19 pandemic; the Company elected not to repurchase shares during the remainder of 2020.  In February 2021, the Board of Directors approved a new 2,400,000 shares repurchase authorization.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2020, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 42 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2014, and that all dividends are reinvested.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020

First Community Bankshares, Inc.	100.00	166.50	162.63	185.68	188.32	137.10
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
NASDAQ Composite Index	100.00	108.87	141.13	137.12	187.44	271.64
S&P Global Asset & Regional Peer Group(1)	100.00	134.61	152.15	142.04	167.21	132.04

(1) Includes the following institutions: American National Bankshares Inc.; Atlantic Capital Bancshares, Inc.; BankFirst Capital Corporation; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial Holdings, Inc.; Carter Bankshares, Inc.; Chesapeake Financial Shares, Inc.; Citizens Holding Company; CoastalSouth Bancshares, Inc.; Colony Bankcorp, Inc.; Community Bankers Trust Corporation; Eagle Financial Services, Inc.; F&M Bank Corp.; FineMark Holdings, Inc.; First Community Bankshares, Inc.; First Community Corporation; First Home Bancorp, Inc.; FVCBankcorp, Inc.; GrandSouth Bancorporation; Heritage Southeast Bancorporation, Inc.;  HomeTrust Bancshares, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; Morris State Bancshares, Inc.; Mountain Commerce Bankcorp, Inc.; MVB Financial Corp.; National Bankshares, Inc.; Old Point Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Premier Financial Bancorp, Inc.; Professional Holding Corp.; Reliant Bancorp, Inc.; Select Bancorp, Inc.; SmartFinancial, Inc.; Southern First Bancshares, Inc.; Southern National Bancorp of Virginia, Inc.;  Summit Financial Group, Inc.; TGR Financial, Inc.

Item 6.	Selected Financial Data.

The following table presents selected consolidated financial data, derived from the audited financial statements, as of and for the five years ended December 31, 2020. This information should be read in conjunction with Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data,” of this report.

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2020	2019	2018	2017	2016
Selected Balance Sheet Data
Investment debt securities	$83,358	$169,574	$178,129	$190,674	$212,639
Loans	2,186,632	2,114,460	1,775,084	1,817,184	1,852,948
Allowance for loan losses	26,182	18,425	18,267	19,276	17,948
Total assets	3,011,136	2,798,847	2,244,374	2,388,460	2,386,398
Average assets	2,892,287	2,217,241	2,330,611	2,370,321	2,455,458
Deposits	2,546,247	2,329,912	1,855,750	1,929,891	1,841,338
Borrowings	964	1,641	29,370	80,086	178,713
Total liabilities	2,584,406	2,370,028	1,911,517	2,037,746	2,047,341
Total stockholders' equity	426,730	428,819	332,857	350,714	339,057
Average stockholders' equity	420,792	336,138	341,519	349,701	338,475

Summary of Operations
Interest income	$114,036	$94,968	$98,294	$95,308	$94,724
Interest expense	5,464	5,515	7,449	8,090	9,844
Net interest income	108,572	89,453	90,845	87,218	84,880
Provision for loan losses	12,668	3,571	2,393	2,771	1,255
Noninterest income	29,833	33,677	26,443	24,568	25,534
Noninterest expense	79,625	69,763	69,773	66,902	71,214
Income tax expense	10,186	10,994	8,782	20,628	12,819
Net income	35,926	38,802	36,340	21,485	25,126
Net income available to common shareholders	35,926	38,802	36,340	21,485	25,126

Selected Share and Per Share Data
Basic earnings per common share	$2.02	$2.47	$2.19	$1.26	$1.45
Diluted earnings per common share	2.02	2.46	2.18	1.26	1.45
Cash dividends per common share	1.00	0.96	0.78	0.68	0.60
Special cash dividend per common share	—	—	0.48	—	—
Book value per common share at year-end	24.08	23.33	20.79	20.63	19.95

Weighted average basic shares outstanding	17,781,748	15,690,812	16,587,504	17,002,116	17,319,689
Weighted average diluted shares outstanding	17,815,380	15,756,093	16,666,385	17,077,842	17,365,524

Selected Ratios
Return on average assets	1.24%	1.75%	1.56%	0.91%	1.02%
Return on average common equity	8.54%	11.54%	10.64%	6.14%	7.42%
Average equity to average assets	14.55%	15.16%	14.65%	14.75%	13.78%
Dividend payout	49.50%	38.82%	57.51%	53.81%	41.36%
Common equity Tier 1 ratio	14.28%	14.31%	13.72%	13.98%	13.88%
Tier 1 risk-based capital ratio	14.28%	14.31%	13.72%	13.98%	14.74%
Total risk-based capital ratio	15.53%	15.21%	14.79%	15.06%	15.79%
Tier 1 leverage ratio	10.24%	14.02%	10.95%	11.06%	11.07%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of December 31, 2020, the Bank operated 50 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network and, to a lesser extent, retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2020, the Trust Division and FCWM managed and administered $1.18 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Our acquisition and divestiture activity during the last three years includes the December 31, 2019, acquisition of Highlands Bankshares, Inc. (“Highlands”), headquartered in Abingdon, Virginia with total assets of $563 million. The completion of the transaction resulted in total consolidated assets increasing to $2.80 billion immediately after the transaction. Activity in prior years include the completion of our Agreement and Plan of Reincorporation and Merger changing our corporate domicile from Nevada to Virginia on October 2, 2018, as well as the sale of our remaining insurance agency assets to Bankers Insurance, LLC on October 1, 2018. For additional information, see Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Item 8 of this report.

Recent Developments: COVID-19 and the CARES Act

The outbreak of COVID-19 has significantly disrupted local, national, and global economies and has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic and almost all public commerce and related business activities have been curtailed, to varying degrees, with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 has the potential to create widespread business continuity issues for the Company.

Congress, the Executive Branch, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”). The package also included extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations and could continue to impact operations going forward.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While progress has been made on the vaccine front, if the global response to contain COVID-19 is prolonged or is unsuccessful, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

Pertaining to our December 31, 2020, financial condition and results of operations, COVID-19 had a material impact on our allowance for loan losses (“ALL”). While we have not yet experienced any significant charge-offs related to COVID-19, our ALL calculation and resulting provision for loan losses were significantly impacted by expectations for future losses due to governmental reactions to the pandemic. Refer to our discussion of the ALL in Note 6 of our financial statements as well as additional discussion in MD&A. Should economic conditions worsen, we could experience further increases in our required ALL and record additional loan loss expense. It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company’s fee income has been reduced due to COVID-19.  Consumer spending behavior has proven to be very conservative during the pandemic resulting in a decrease in overdraft behavior that generates NSF and other fee income.  Should the pandemic and the global response escalate further, it is possible that the Company could see further decreases in fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2020, the Company carried $3.47 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

As of December 31, 2020, the Company continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2020.  While we believe that we have sufficient capital, our reported and regulatory capital ratios could be adversely impacted by loan losses and other negative trends initiated by the pandemic.  We rely on cash on hand as well as dividends from the Bank to pay dividends to our shareholders.  If our capital deteriorates such that the Bank is unable to pay dividends for an extended period of time, we may not be able to pay dividends to our shareholders.

We maintain access to multiple sources of liquidity.  Wholesale funding markets remain open to us, however, short-term funding rates have been volatile throughout 2020.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  In addition, if an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of December 31, 2020, our goodwill was not impaired. Management performed a quantitative goodwill impairment test as of October 1, 2020. The goodwill impairment test did not identify any goodwill impairment for our one reporting unit, nor was it at risk of failing the quantitative test. COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020, we had goodwill of $129.57 million, representing approximately 30.36% of equity.

As of December 31, 2020, we did not have any impairment with respect to our intangible assets or other long-lived assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2020 we had intangible assets of $7.07 million, representing approximately 1.66% of equity.

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. Upon the WHO’s pandemic declaration, the Company’s Enterprise Risk Management team implemented its Board approved Business Continuity Plan.  The Company appointed an internal pandemic preparedness task force comprised of the Company’s management to address both operational and financial risks posed by COVID-19.   Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including customer relief efforts. The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. At December 31, 2020, a significant portion of our backroom operations employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.

As of December 31, 2020, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

The Coronavirus Aid, Relief and Economic Security (“CARES”) Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020, and the earlier of (i) December 31, 2020, or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The Company elected to adopt this provision of the CARES Act.  Through December 31, 2020, we have modified 3,625 commercial and consumer loans totaling $458.17 million.  Those modifications were generally short-term payment deferrals and are not considered TDR's based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of December 31, 2020, current commercial and consumer COVID-19 loan deferrals stood at $26.54 million and $5.72 million, respectively.  It is possible that these deferrals could be extended further under the CARES Act; as amended by the Consolidated Appropriations Act of 2021 ("CAA") signed into law on December 27, 2000, that extended the ability to provide necessary loan modifications to our customers and not consider these troubled debt restructurings. However, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

With the passage of the PPP, administered by the Small Business Administration (“SBA”) small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank is participating as a lender in the PPP. The PPP opened on April 3, 2020, and on or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act ("Economic Aid Act") enacted on December 27, 2020, in January, 2021, the SBA released applications for the second round of PPP loans for second draw loans for borrowers who received funding in the first round and first draw loans to first time borrowers.  As of December 31, 2020, we have funded approximately 803 loans with original principal balances totaling $62.74 million through the PPP program.  Through December 31, 2020, $3.94 million, or 6.46%, of the Company’s PPP loan balances had been forgiven by the SBA. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.

The Company is committed to assisting our customers in this time of need. Branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members with lobbies available on a limited appointment-only basis.  In addition, we have increased our emphasis on digital banking platforms.

The safety, health and wellness of our employees is a top priority. The COVID-19 pandemic presented a unique challenge with regard to maintaining employee safety while continuing successful operations. Within a short period of time, through teamwork and the adaptability of our management and staff, we were able to transition and provide remote access to non-customer facing employees to effectively work from remote locations and were able to ensure a safely-distanced working environment for employees performing customer facing activities at branches and operations centers. All employees are asked not to come to work when they experience signs or symptoms of a possible communicable illness, including COVID-19, and have been provided additional paid time off to cover compensation during such absences.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and prevailing practices in the banking industry. Our accounting policies, as presented in Note 1, “Basis of Presentation and Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. Management may be required to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates used, we have identified the allowance for loan losses and goodwill as the accounting areas that require the most subjective or complex judgments or are the most susceptible to change.

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

Our allowance for loan losses consists of specific reserves assigned to impaired loans and credit relationships and general reserves assigned to unimpaired loans that have been segmented into loan classes with similar risk characteristics such as the type of loan and collateral. General reserve allocations are based on management’s judgments of qualitative and quantitative factors that include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for loans classified as special mention and substandard within each loan class in the commercial loan segment are adjusted by an additional qualitative factor.  Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are uncertain. The Company conducts quarterly reviews of loans with balances of $500 thousand or greater that are deemed to be impaired. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions. Impairment allowances allocated to individual loans, including individual credit relationships and loan pools grouped by similar risk characteristics, are reviewed quarterly by management, Impairment is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the net realizable value of the collateral if the loan is collateral dependent. No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. A provision for loan losses is recorded for any credit deterioration in purchased performing loans after the acquisition date. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2020. For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

Goodwill

Goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2020, which resulted in no goodwill impairment.

Quantitative goodwill impairment testing involves significant management judgement, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value.  The process to determine fair value of our reporting unit utilizes widely accepted valuation techniques, such as the market approach (earnings multiples and transaction multiples) and the income approach (discounted cash flow (“DCF”) method).  The Company engaged an independent valuation specialist to assist with goodwill impairment testing utilizing both the market and  DCF methods.  The resulting fair values from the aforementioned methods were appropriately weighted to determine the final fair value of our reporting unit.

Under the market approach, the key assumptions are selected price to earnings ratios and price to tangible book value multiples.  The selection of the multiples considers the operating performance and financial condition of our reporting unit as compared with those of a group of selected publicly traded guideline companies.  Among other factors considered, are the level and expected growth in return on tangible equity relative to the guideline companies selected, implied control premiums, recent transaction prices, as well as data in comparable macroeconomic environments.

Under the DCF approach, the key assumptions used are the cash flows for the forecasted period, the terminal growth rate, and the discount rate.  The cash flows for the forecasted period are estimated based on management’s most recent projections available as of the testing date, given consideration to minimum equity capital requirements.  The projections include macroeconomic variables developed at the same time.  The terminal growth rate is selected based on management’s long-term expectation for the reporting unit.  The discount rate is based on the reporting unit’s estimated cost of equity capital, computed under the capital asset pricing model and reflects the risk and uncertainty in the financial markets in the internally generated cash flow projections.

At October 31, 2020, the fair value of the Company’s reporting unit compared to the carrying value resulted in no impairment of goodwill.  While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment continues to evolve due to the challenge and uncertainties related to the pandemic.  Further deterioration in macroeconomic and market conditions, potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers, and clients, could negatively impact the assumptions used in the valuation.  If the future should differ from management’s best estimate of key assumptions, the Company could potentially experience goodwill impairment charges in the future.  For additional information, see Note 9, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory income tax rate of 21% for periods after January 1, 2018. The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Net interest income, GAAP	$108,572	$89,453	$90,845
FTE adjustment(1)	647	848	899
Net interest income, FTE	$109,219	$90,301	$91,744

Net interest margin, GAAP	4.27%	4.54%	4.37%
FTE adjustment(1)	0.02%	0.05%	0.04%
Net interest margin, FTE	4.29%	4.59%	4.41%

(1)	FTE basis of 21%.

Performance Overview

Highlights of our results of operations in 2020, and financial condition as of December 31, 2020, include the following:

●	For the full year, the Company earned $35.93 million, or $2.02 per diluted share, a decrease of $2.88 million, or 7.41% over 2019.
●	Return on average assets remained strong at 1.24% for the twelve-month period.
●

Net interest margin decreased 30 basis points to 4.29% for the full year 2020 compared to 2019.  The decrease is reflective of the current historic low interest rate environment partially offset by purchase accounting accretion from the Highlands portfolio as well as accelerated paydowns of acquired loans.

●

The Company booked loan loss provision of $12.67 million; an increase of $9.10 million compared to the year 2019.  The increase was primarily related to the economic uncertainty caused by the coronavirus pandemic.

●	The Company booked $239.60 million of new residential mortgage loans during the year.
●

The Company processed 803 loans with original balances totaling $62.74 million through the SBA's Paycheck Protection Program to assist small businesses during the COVID-19 pandemic.  As of December 31, 2020, $3.94 million, or 6.46%, of these loan balances had been forgiven by the SBA.

●	Interest-free deposits grew $144.93 million during 2020, and total deposits grew $216.34 million, or 9.29% , during 2020.
●	Book value per common share increased $0.75 to $24.08 compared to December 31, 2019.
●

The Company completed its stock repurchase authorization in the first quarter of 2020 with the repurchase of 734,653 shares for approximately $21.87 million.  As of December 31, 2020, the Company continues to significantly exceed regulatory "well capitalized" targets, as well as all capital targets of its capital management plan.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2020 Compared to 2019		2019 Compared to 2018
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2020	2019	2018	(Decrease)	Change	(Decrease)	Change

Net income	$35,926	$38,802	$36,340	$(2,876)	(7.41)%	$2,462	6.77%

Basic earnings per common share	2.02	2.47	2.19	(0.45)	(18.22)%	0.28	12.79%
Diluted earnings per common share	2.02	2.46	2.18	(0.44)	(17.88)%	0.28	12.84%

Return on average assets	1.24%	1.75%	1.56%	(0.51)%	(29.14)%	0.19%	12.18%
Return on average common equity	8.54%	11.54%	10.64%	(3.00)%	(26.00)%	0.90%	8.46%

2020 Compared to 2019. Pre-tax income decreased $3.68 million, or 7.40%, due to an increase in noninterest expense of $9.86 million, an increase in the provision for loan losses of $9.10 million, and a decrease in noninterest income of $3.84 million.  The decreases to income were offset by a increase in net interest income of $19.12 million. Income tax expense decreased $808 thousand primarily as a result of the decrease in pre-tax income.

2019 Compared to 2018. Pre-tax income increased $4.67 million, or 10.36%, due to an increase in noninterest income of $7.23 million partially offset by a decrease in net interest income of $1.39 million and an increase in the provision for loan losses of $1.18 million. Income tax expense increased $2.21 million due to an increase in the effective rate from 19.46% in 2019 to 22.08% in 2020.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2020			2019			2018
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,142,637	$110,619	5.16%	$1,722,419	$88,990	5.17%	$1,795,391	$91,819	5.11%
Securities available for sale	105,005	3,259	3.10%	126,732	4,334	3.42%	176,766	5,419	3.07%
Securities held to maturity	—	—	—	3,045	45	1.48%	25,081	418	1.67%
Interest-bearing deposits	296,495	805	0.27%	116,119	2,447	2.10%	81,520	1,537	1.89%
Total earning assets	2,544,137	$114,683	4.51%	1,968,315	$95,816	4.87%	2,078,758	$99,193	4.77%
Other assets	348,150			248,926			251,853
Total assets	$2,892,287			$2,217,241			$2,330,611

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$556,279	$311	0.06%	$453,824	$281	0.06%	$466,403	$246	0.05%
Savings deposits	711,831	902	0.13%	504,081	823	0.16%	508,353	382	0.08%
Time deposits	456,755	4,247	0.93%	418,450	4,288	1.02%	471,335	4,516	0.96%
Total interest-bearing deposits	1,724,865	5,460	0.32%	1,376,355	5,392	0.39%	1,446,091	5,144	0.36%
Borrowings
Retail repurchase agreements	1,145	3	0.28%	2,471	4	0.14%	4,010	5	0.12%
Wholesale repurchase agreements	—	—	—	3,767	119	3.17%	25,000	806	3.22%
FHLB advances and other borrowings	36	1	2.23%	—	—	—	36,849	1,494	4.05%
Total borrowings	1,181	4	0.34%	6,238	123	1.96%	65,859	2,305	3.50%
Total interest-bearing liabilities	1,726,046	5,464	0.32%	1,382,593	5,515	0.40%	1,511,950	7,449	0.49%
Noninterest-bearing demand deposits	707,623			468,774			448,903
Other liabilities	37,826			29,736			28,239
Total liabilities	2,471,495			1,881,103			1,989,092
Stockholders' equity	420,792			336,138			341,519
Total liabilities and equity	$2,892,287			$2,217,241			$2,330,611

Net interest income, FTE(1)		$109,219			$90,301			$91,744
Net interest rate spread, FTE(1)			4.19%			4.47%			4.28%
Net interest margin, FTE(1)			4.29%			4.59%			4.41%

(1)	FTE basis based on the federal statutory rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $7.99 million in 2020, $3.23 million in 2019, and $6.39 million in 2018.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2020 Compared to 2019				December 31, 2019 Compared to 2018
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$21,736	$(42)	$(65)	$21,629	$(3,729)	$1,077	$(177)	$(2,829)
Securities available for sale	(743)	(101)	(231)	(1,075)	(1,536)	619	(168)	(1,085)
Securities held to maturity	(45)	—	—	(45)	(368)	(48)	43	(373)
Interest-bearing deposits with other banks	3,791	(534)	(4,899)	(1,642)	654	171	85	910
Total interest-earning assets	24,739	(677)	(5,195)	18,867	(4,979)	1,819	(217)	(3,377)

Interest paid on(1):
Demand deposits	63	(7)	(26)	30	(6)	47	(6)	35
Savings deposits	338	(46)	(213)	79	(3)	407	37	441
Time deposits	391	(97)	(335)	(41)	(508)	283	(3)	(228)
Retail repurchase agreements	(2)	1	—	(1)	(2)	1	—	(1)
Wholesale repurchase agreements	(119)	—	—	(119)	(684)	(12)	9	(687)
FHLB advances and other borrowings	—	—	1	1	(1,492)	(1,492)	1,490	(1,494)
Total interest-bearing liabilities	671	(149)	(573)	(51)	(2,695)	(766)	1,527	(1,934)

Change in net interest income(1)	$24,068	$(528)	$(4,622)	$18,918	$(2,284)	$2,585	$(1,744)	$(1,443)

(1)	FTE basis based on the federal statutory rate of 21%.

2020 Compared to 2019. Net interest income comprised 78.45% of total net interest and noninterest income in 2020 compared to 72.65% in 2019. Net interest income increased $19.12 million, or 21.37%, compared to a increase of $18.92 million, or 20.95%, on a FTE basis. The FTE net interest margin decreased 30 basis points and the FTE net interest spread decreased 28 basis points.  The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment partially offset by purchase accounting accretion from the Highlands portfolio as well as accelerated paydowns of acquired loans.

Average earning assets increased $575.82 million, or 29.25%, primarily due to an increase in average loans and average interest-bearing deposits offset by a decrease in average debt securities. The yield on earning assets decreased 36 basis points as the yields on interest-bearing deposits and debt securities decreased primarily due to the historically low rate environment. Average loans increased $420.22 million, or 24.40%, and the average loan to deposit ratio decreased to 88.08% from 93.35%. The increase in average loans was primarily due to the addition of Highlands.  Non-cash accretion income related to PCI loans increased $4.76 million, or 147.37%, to $7.99 million due the addition of Highlands and the fourth quarter payoff of a large acquired loan relationship. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 31 basis points compared to 17 basis points in the prior year.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $343.45 million, or 24.84%, primarily due to an increase in average interest-bearing deposits. The yield on interest-bearing liabilities decreased 8 basis points.  Average interest-bearing deposits increased $348.51 million, or 25.32%, which was driven by the December 31, 2019, Highlands acquisition with increases of $207.75 million, or 41.21%, in average savings deposits, $102.46 million, or 22.58%, in average interest-bearing demand deposits, and $38.31 million, or 9.15%, in average time deposits.

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

Provision for Loan Losses

2020 Compared to 2019. The provision charged to operations increased $9.10 million, or 254.75%.  The increase was primarily related to the economic uncertainty caused by the coronavirus pandemic.

2019 Compared to 2018. The provision charged to operations increased $1.18 million, or 49.23%, to $3.57 million, as we effectively covered net charge-offs for the year.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2020 Compared to 2019		2019 Compared to 2018
	Year Ended December 31,			Increase	%	Increase	%
	2020	2019	2018	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$3,417	$3,423	$3,262	$(6)	-0.18%	$161	4.94%
Service charges on deposits	13,019	14,594	14,733	(1,575)	-10.79%	(139)	-0.94%
Other service charges and fees	10,333	8,281	7,733	2,052	24.78%	548	7.09%
Insurance commissions	—	—	966	—	—	(966)	-100.00%
Net (loss) gain on sale of securities	385	(43)	(618)	428	-995.35%	575	-93.04%
Net FDIC indemnification asset amortization	(1,690)	(2,377)	(2,181)	687	-28.90%	(196)	8.99%
Litigation income	—	6,995	—	(6,995)	-100.00%	6,995	—
Other operating income	4,369	2,804	2,548	1,565	55.81%	256	10.05%
Total noninterest income	$29,833	$33,677	$26,443	$(3,844)	-11.41%	$7,234	27.36%

2020 Compared to 2019. Noninterest income comprised 21.55% of total net interest and noninterest income in 2020 compared to 27.35% in 2019. Noninterest income decreased $3.84 million, or 11.41%, primarily due to $7.00 million received in litigation settlements in 2019. Service charges on deposits decreased $1.58 million, or 10.79%; the decrease was primarily attributable to pandemic shutdowns throughout 2020.  Other service charges and fees increased $2.05 million, or 24.78%, primarily from an increase in net interchange income for the addition of Highlands accounts.  Other operating income increased $1.57 million, or 55.81%, and was primarily driven by third party incentives associated with debit cards.

2019 Compared to 2018. Noninterest income comprised 27.35% of total net interest and noninterest income in 2020 compared to 22.55% in 2019. Noninterest income increased $7.23 million, or 27.36%, primarily due to the receipt of $7.00 million received in litigation settlements. Other service charges and fees increased $548 thousand, or 7.09%, primarily from an increase in net interchange income. Net securities losses decreased $575 thousand, or 93.04%. Other operating income increases were offset by a $966 thousand decrease in insurance commissions due to the divestiture of the Company’s remaining insurance agency assets in 2019.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2020 Compared to 2019		2019 Compared to 2018
	Year Ended December 31,			Increase	%	Increase	%
	2020	2019	2018	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$44,005	$37,148	$36,690	$6,857	18.46%	$458	1.25%
Occupancy expense	5,043	4,334	4,542	709	16.36%	(208)	-4.58%
Furniture and equipment expense	5,558	4,457	3,980	1,101	24.70%	477	11.98%
Service fees	5,665	4,448	3,860	1,217	27.36%	588	15.23%
Advertising and public relations	1,951	2,310	2,011	(359)	-15.54%	299	14.87%
Professional fees	1,224	1,698	1,430	(474)	-27.92%	268	18.74%
Amortization of intangibles	1,450	997	1,039	453	45.44%	(42)	-4.04%
FDIC premiums and assessments	426	318	906	108	33.96%	(588)	-64.90%
Loss on extinguishment of debt	—	—	1,096	—	—	(1,096)	—
Merger, acquisition, and divestiture expense	1,893	2,124	—	(231)	-10.88%	2,124	—
Goodwill impairment	—	—	1,492	—	—	(1,492)	—
Other operating expense	12,410	11,929	12,727	481	4.03%	(798)	-6.27%
Total noninterest expense	$79,625	$69,763	$69,773	$9,862	14.14%	$(10)	-0.01%

2020 Compared to 2019. Noninterest expense increased $9.86, or 14.14%.  The increase was primarily due to an increase in salaries and benefits of $6.86 million, or 18.46%, which was largely due to the addition of Highlands employees.  In addition, occupancy and furniture and equipment expense increase a combined total of $1.81 million and was primarily driven by the addition of branch locations acquired in the Highlands transaction.

2019 Compared to 2018. Noninterest expense decreased $10 thousand, or 0.01%, which was largely due to one-time charges recognized in 2019 for goodwill impairment related to the divestiture of the Company’s remaining insurance agency assets of $1.49 million and the loss on extinguishment of the Company’s remaining FHLB debt of $1.10 million. In addition, other operating expense decreased $798 thousand due to property write-downs that occurred in 2019 and FDIC premiums decreased $588 thousand due to small bank assessment credits received from the FDIC. These decreases were offset by an increase in merger expenses of $2.12 million related to the Highlands acquisition as well as increases in service fees, furniture and equipment expense, and an increase in salaries and employee benefits totaling $1.52 million.

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

2020 Compared to 2019. Income tax expense decreased $808 thousand, or 7.35%, and  is primarily attributable to the decrease in pre-tax net income.  The effective tax rate increased to 22.09% in 2020 compared to 22.08% in 2019.

2019 Compared to 2018. Income tax expense increased $2.21 million, or 25.19%, and the effective tax rate increased to 22.08% in 2019 compared to 19.46% in 2018. The lower effective rate in 2019 was primarily due to the enactment of the Tax Reform Act and the completion of the deferred tax asset revaluation, which resulted in a $1.67 million reduction in tax expense.

Financial Condition

Total assets as of December 31, 2020, increased $212.29 million, or 7.58%, to $3.01 billion from $2.80 billion as of December 31, 2019. The increase is primarily attributable to the increase in overnight funds of $247.76 million, or 167.40%. Total liabilities as of December 31, 2020, increased $214.38 million, or 9.05%, to $2.58 billion from $2.37 billion as of December 31, 2019. The increase is primarily the result of an increase in total deposits of $216.34 million, or 9.29%.  The increase in deposits is primarily attributable to the significant increase in demand deposits due to the unprecedented level of stimulus payments from the Federal Government in response to the pandemic.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to fund loan demand or deposit liquidation, to pledge as collateral where required, and to make selective investments for Community Reinvestment Act purposes. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2020, decreased $86.22 million, or 50.84%, compared to December 31, 2019. The decrease was attributable to sales of $51.03 million primarily due to the liquidation of the Highlands portfolio, as well as maturities, prepayments, and calls of $44.68 million offset by purchases of $10.27 million.  The market value of debt securities available for sale as a percentage of amortized cost was 101.71% as of December 31, 2020 compared to 100.65% as of December 31, 2019. There were no held-to-maturity debt securities as of December 31, 2020 or December 31, 2019.  The remaining debt securities in the held-to-maturity category in 2018 matured during the first quarter of 2019. The funds were used to repay the Company’s remaining wholesale repurchase agreement of $25 million. The following table presents the amortized cost and fair value of debt securities as of the dates indicated:

	December 31,
	2020		2019		2018
	Amortized	Fair	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value	Cost	Value
Available for Sale
U.S. Agency securities	$555	$551	$5,038	$5,034	$1,108	$1,113
U.S. Treasury securities	—	—	—	—	19,970	19,960
Municipal securities	43,950	44,459	85,992	86,878	96,886	97,289
Single issue trust preferred securites	—	—	—	—	—	—
Mortgage-backed Agency securities	37,453	38,348	77,448	77,662	35,513	34,754
Total securities available for sale	$81,958	$83,358	$168,478	$169,574	$153,477	$153,116

Fair value to amortized cost		101.71%		100.65%		99.76%

Held to Maturity
U.S. Agency securities	$—	$—	$—	$—	$17,887	$17,867
Corporate securities	—	—	—	—	7,126	7,123
Total securities held to maturity	$—	$—	$—	$—	$25,013	$24,990

Fair value to amortized cost						99.91%

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2020			2019
	Available for Sale	Held to Maturity	Total	Available for Sale	Held to Maturity	Total
(Amounts in years)
Average life	5.02	N/A	5.02	6.41	N/A	6.41
Average duration	1.84	N/A	1.84	5.30	N/A	5.30

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2020 or 2019.

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale debt securities by contractual maturity, as of December 31, 2020. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	Available-for-Sale Securities
(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$—	$—	$—	$—	—
After one year through five years	—	—	24,485	24,485	3.78%
After five years through ten years	555	—	19,465	20,020	3.24%
After ten years	—	—	—	—	—
Amortized cost	$555	$—	$43,950	44,505
Mortgage-backed securities				37,453	2.13%
Total amortized cost				$81,958
Tax equivalent purchase yield(1)	2.09%	—	3.56%	3.54%
Average contractual maturity (in years)	6.05	—	4.75	4.77

Fair value maturity:
One year or less	$—	$—	$—	$—
After one year through five years	—	—	24,703	24,703
After five years through ten years	551	—	19,756	20,307
After ten years	—	—	—	—
Fair value	$551	$—	$44,459	45,010
Mortgage-backed securities				38,348
Total fair value				$83,358

(1)	FTE basis of 21%

Investment securities are reviewed quarterly for indications of other-than-temporary impairment (“OTTI”) charges. We recognized no OTTI charges in earnings associated with debt securities in 2020 or 2019. For additional information, see Note 1, “Basis of Presentation and Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8 of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2020, increased $72.17 million, or 3.41%, compared to December 31, 2019. Covered loans decreased $3.18 million, or 24.73%, as the Waccamaw Bank (“Waccamaw”) covered loan portfolio continues to pay down. We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2020 or 2019. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income and by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2020	2019	2018	2017	2016
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$44,649	$48,659	$63,508	$60,017	$56,948
Commercial and industrial	173,024	142,962	104,863	92,188	92,204
Multi-family residential	115,161	121,840	107,012	125,202	134,228
Single family non-owner occupied	187,598	163,181	140,097	141,670	142,965
Non-farm, non-residential	734,793	727,261	613,877	616,633	598,674
Agricultural	9,749	11,756	8,545	7,035	6,003
Farmland	19,761	23,155	18,905	25,649	31,729
Total commercial loans	1,284,735	1,238,814	1,056,807	1,068,394	1,062,751
Consumer real estate loans
Home equity lines	89,432	110,078	93,466	103,205	106,361
Single family owner occupied	658,678	620,697	510,963	502,686	500,891
Owner occupied construction	17,720	17,241	18,171	39,178	44,535
Total consumer real estate loans	765,830	748,016	622,600	645,069	651,787
Consumer and other loans
Consumer loans	120,373	110,027	71,552	70,772	77,445
Other	6,014	4,742	5,310	5,001	3,971
Total consumer and other loans	126,387	114,769	76,862	75,773	81,416
Total non-covered loans	2,176,952	2,101,599	1,756,269	1,789,236	1,795,954
Total covered loans	9,680	12,861	18,815	27,948	56,994
Total loans held for investment, net of unearned income	2,186,632	2,114,460	1,775,084	1,817,184	1,852,948
Less: allowance for loan losses	26,182	18,425	18,267	19,276	17,948
Total loans held for investment, net of unearned income and allowance	$2,160,450	$2,096,035	$1,756,817	$1,797,908	$1,835,000

Loans held for sale	$—	$263	$—	$—	$—

The following table presents covered loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2020	2019	2018	2017	2016
Commercial loans
Construction, development, and other land	$25	$28	$35	$39	$4,570
Commercial and industrial	—	—	—	—	895
Multi-family residential	—	—	—	—	8
Single family non-owner occupied	185	199	238	284	962
Non-farm, non-residential	—	3	6	9	7,512
Agricultural	—	—	—	—	25
Farmland	—	—	—	—	397
Total commercial loans	210	230	279	332	14,369
Consumer real estate loans
Home equity lines	7,094	9,853	15,284	23,720	35,817
Single family owner occupied	2,376	2,778	3,252	3,896	6,729
Owner occupied construction	—	—	—	—	—
Total consumer real estate loans	9,470	12,631	18,536	27,616	42,546
Consumer and other loans
Consumer loans	—	—	—	—	79
Total covered loans	$9,680	$12,861	$18,815	$27,948	$56,994

The following table presents the percentage of loans to total loans in the non-covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
Commercial loans
Construction, development, and other land	2.04%	2.31%	3.61%	3.36%	3.17%
Commercial and industrial	7.95%	6.80%	5.97%	5.15%	5.13%
Multi-family residential	5.29%	5.80%	6.09%	7.00%	7.47%
Single family non-owner occupied	8.62%	7.76%	7.98%	7.92%	7.96%
Non-farm, non-residential	33.75%	34.62%	34.95%	34.46%	33.34%
Agricultural	0.45%	0.56%	0.49%	0.39%	0.34%
Farmland	0.91%	1.10%	1.08%	1.43%	1.77%
Total commercial loans	59.01%	58.95%	60.17%	59.71%	59.18%
Consumer real estate loans
Home equity lines	4.11%	5.24%	5.32%	5.77%	5.92%
Single family owner occupied	30.26%	29.52%	29.09%	28.09%	27.89%
Owner occupied construction	0.81%	0.83%	1.04%	2.19%	2.48%
Total consumer real estate loans	35.18%	35.59%	35.45%	36.05%	36.29%
Consumer and other loans
Consumer loans	5.54%	5.25%	4.08%	3.96%	4.31%
Other	0.27%	0.21%	0.30%	0.28%	0.22%
Total consumer and other loans	5.81%	5.46%	4.38%	4.24%	4.53%
Total non-covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the percentage of loans to total loans in the covered portfolio, by loan class, as of the dates indicated:

	December 31,
	2020	2019	2018	2017	2016
Commercial loans
Construction, development, and other land	0.26%	0.22%	0.19%	0.14%	8.02%
Commercial and industrial	0.00%	0.00%	0.00%	0.00%	1.57%
Multi-family residential	0.00%	0.00%	0.00%	0.00%	0.01%
Single family non-owner occupied	1.91%	1.55%	1.26%	1.02%	1.69%
Non-farm, non-residential	0.00%	0.02%	0.03%	0.03%	13.18%
Agricultural	0.00%	0.00%	0.00%	0.00%	0.04%
Farmland	0.00%	0.00%	0.00%	0.00%	0.70%
Total commercial loans	2.17%	1.79%	1.48%	1.19%	25.21%
Consumer real estate loans
Home equity lines	73.28%	76.61%	81.23%	84.87%	62.84%
Single family owner occupied	24.55%	21.60%	17.29%	13.94%	11.81%
Owner occupied construction	0.00%	0.00%	0.00%	0.00%	0.00%
Total consumer real estate loans	97.83%	98.21%	98.52%	98.81%	74.65%
Consumer and other loans
Consumer loans	0.00%	0.00%	0.00%	0.00%	0.14%
Total covered loans	100.00%	100.00%	100.00%	100.00%	100.00%

The following table presents the maturities and rate sensitivities of the non-covered loan portfolio as of December 31, 2020:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land(1)	$8,954	$8,533	$27,162	$44,649
Commercial and industrial	18,539	117,394	37,091	173,024
Multi-family residential	3,197	19,411	92,553	115,161
Single family non-owner occupied	8,900	21,630	157,068	187,598
Non-farm, non-residential	54,172	169,001	511,620	734,793
Agricultural	1,615	7,174	960	9,749
Farmland	2,329	6,414	11,018	19,761
Total commercial loans	97,706	349,557	837,472	1,284,735
Consumer real estate loans
Home equity lines	5,263	11,912	72,257	89,432
Single family owner occupied	2,734	21,836	634,108	658,678
Owner occupied construction	270	764	16,686	17,720
Total consumer real estate loans	8,267	34,512	723,051	765,830
Consumer and other loans
Consumer loans	9,770	87,023	23,580	120,373
Other	6,014	—	—	6,014
Total consumer and other loans	15,784	87,023	23,580	126,387
Total non-covered loans	$121,757	$471,092	$1,584,103	$2,176,952

Rate sensitivities
Predetermined interest rate	$77,371	$434,895	$862,277	$1,374,543
Floating or adjustable interest rate	44,385	36,197	721,827	802,409
Total non-covered loans	$121,756	$471,092	$1,584,104	$2,176,952

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not converted to principal and interest payments.

The following table presents the maturities and rate sensitivities of the covered loan portfolio as of December 31, 2020:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Total
Commercial loans
Construction, development, and other land	$—	$25	$—	$25
Single family non-owner occupied	168	17	—	185
Non-farm, non-residential	—	—	—	—
Total commercial loans	168	42	—	210
Consumer real estate loans
Home equity lines	792	4,553	1,749	7,094
Single family owner occupied	8	202	2,166	2,376
Total consumer real estate loans	800	4,755	3,915	9,470
Total covered loans	$968	$4,797	$3,915	$9,680

Rate sensitivities
Predetermined interest rate	$222	$703	$2,192	$3,117
Floating or adjustable interest rate	746	4,094	1,723	6,563
Total covered loans	$968	$4,797	$3,915	$9,680

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2020	2019	2018	2017	2016
Non-covered nonperforming
Nonaccrual loans	$21,706	$16,113	$19,583	$18,997	$15,854
Accruing loans past due 90 days or more	295	144	58	1	—
TDRs(1)	187	720	161	120	114
Total non-covered nonperforming loans	22,188	16,977	19,802	19,118	15,968
Non-covered OREO	2,083	3,969	3,806	2,409	5,109
Total non-covered nonperforming assets	$24,271	$20,946	$23,608	$21,527	$21,077

Covered nonperforming
Nonaccrual loans	$297	$244	$322	$342	$608
Total covered nonperforming loans	297	244	322	342	608
Covered OREO	—	—	32	105	276
Total covered nonperforming assets	$297	$244	$354	$447	$884

Total nonperforming
Nonaccrual loans	$22,003	$16,357	$19,905	$19,339	$16,462
Accruing loans past due 90 days or more	295	144	58	1	—
TDRs(1)	187	720	161	120	114
Total nonperforming loans	22,485	17,221	20,124	19,460	16,576
OREO	2,083	3,969	3,838	2,514	5,385
Total nonperforming assets	$24,568	$21,190	$23,962	$21,974	$21,961

Additional Information
Performing TDRs(2)	$10,061	$5,855	$6,266	$7,614	$12,838
Total TDRs(3)	10,248	6,575	6,427	7,734	12,952
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	—	1,068	1,175	1,217	1,414
Actual interest income recorded on restructured and nonperforming loans	473	277	264	222	424

Non-covered ratios
Nonperforming loans to total loans	1.02%	0.81%	1.13%	1.07%	0.89%
Nonperforming assets to total assets	0.81%	0.75%	1.06%	0.91%	0.90%
Non-PCI allowance to nonperforming loans	118.00%	108.53%	92.25%	100.83%	112.32%
Non-PCI allowance to total loans	1.20%	0.88%	1.04%	1.08%	1.00%

Total ratios
Nonperforming loans to total loans	1.03%	0.81%	1.13%	1.07%	0.89%
Nonperforming assets to total assets	0.82%	0.76%	1.07%	0.92%	0.92%
Allowance for loan losses to nonperforming loans	116.44%	106.99%	90.77%	99.05%	108.28%
Allowance for loan losses to total loans	1.20%	0.87%	1.03%	1.06%	0.97%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.18 million, $95 thousand, $898 thousand, $169 thousand, and $224 thousand for the five years ended December 31, 2020.  They are included in nonaccrual loans.

(2)

TDRs with six months or more of satisfactory payment performance exclude nonaccrual TDRs of $637 thousand, $2.25 million, $1.68 million, $1.76 million, and $1.06 million for the five years ended December 31, 2020.  They are included in nonaccrual loans.

(3)

Total accruing TDRs exclude nonaccrual TDRs of $1.81 million, $2.34 million, $2.58 million, $1.93 million, and $1.28 million for the five years ended December 31, 2020.  They are included in nonaccrual loans.

Non-covered nonperforming assets as of December 31, 2020, increased $3.33 million, or 15.87%, from December 31, 2019, primarily due to an increase of  $5.59 million, or 34.71%, in non-covered nonaccrual loans offset by a $1.89 million, or 47.52% decrease in non-covered OREO, and a $533 thousand, or 74.03%, decrease in non-covered, non-performing troubled debt restructurings.  Non-covered OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 22 properties with an average holding period of 16 months as of December 31, 2020. The net loss on the sale of OREO was $316 thousand in 2020, $1.25 million in 2019, and $1.33 million in 2018. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2020			2019
	Non-covered	Covered	Total	Non-covered	Covered	Total
(Amounts in thousands)
Beginning balance	$3,969	$—	$3,969	$3,806	$32	$3,838
Acquired	—	—	—	1,962	—	1,962
Additions	695	—	695	3,030	131	3,161
Disposals	(2,139)	—	(2,139)	(3,837)	(152)	(3,989)
Valuation adjustments	(442)	—	(442)	(992)	(11)	(1,003)
Ending balance	$2,083	$—	$2,083	$3,969	$—	$3,969

As of December 31, 2020, non-covered nonaccrual loans were largely attributed to single family owner occupied (36.67%) and non-farm, non-residential (29.22%) loans. As of December 31, 2020, approximately $6.09 million, or 28.06%, of non-covered nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Total TDRs as of December 31, 2020, increased $3.15 million, or 35.27%, to $12.06 million from December 31, 2019. Nonperforming accruing TDRs as of December 31, 2020, decreased $533 thousand, or 74.03%, to $187 thousand from December 31, 2019. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 1.82% as of December 31, 2020, compared to 13.69% as of December 31, 2019. Specific reserves on TDRs totaled $233 thousand as of December 31, 2020, compared to $353 thousand as of December 31, 2019. When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.

The Coronavirus Aid, Relief and Economic Security ("CARES") Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The Company elected to adopt this provision of the CARES Act.

Through December 31, 2020, we have modified 3,625 commercial and consumer loans totaling $458.17 million.  Those modifications were generally short-term payment deferrals and are not considered TDR's based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of December 31, 2020, current commercial and consumer COVID-19 loan deferrals stood at $26.54 million and $5.72 million, respectively.

Commercial Loans Modified Under CARES Act

The following table details the balance of commercial loans modified for short-term payment deferral under provision of the CARES Act as of the dates indicated.

	December 31, 2020		September 30, 2020		June 30, 2020
		Percent		Percent		Percent
(unaudited, in thousands)	Balance	Modified	Balance	Modified	Balance	Modified

Construction, development, and other land	$1,409	3.15%	$3,753	8.88%	$14,377	27.33%
Commercial and industrial	1,363	0.79%	6,700	3.61%	25,584	13.88%
Multi-family residential	351	0.30%	5,919	5.61%	22,021	20.82%
Single family non-owner occupied	1,683	0.90%	7,049	3.65%	39,135	20.75%
Commercial Real Estate - Hotel/Motel	17,465	17.42%	48,225	46.69%	92,940	89.75%
Commercial Real Estate - Retail Strip Centers	—	—	4,432	6.45%	19,740	38.17%
Commercial Real Estate - Other	3,968	0.69%	22,912	3.92%	116,871	20.58%
Agricultural	33	0.34%	1,322	12.93%	3,464	33.29%
Farmland	266	1.35%	2,223	9.56%	5,865	24.79%
Total commercial modifications	$26,538	2.07%	$102,535	7.78%	$339,997	26.39%

Non-covered delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $35.72 million as of December 31, 2020, an increase of $97 thousand, or 0.27%, compared to $35.62 million as of December 31, 2019. Non-covered delinquent loans as a percent of total non-covered loans totaled 1.64% as of December 31, 2020, which includes past due loans (0.64%) and nonaccrual loans (1.00%), compared to 1.69% as of December 31, 2019.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management deems sufficient to absorb probable loan losses inherent in the loan portfolio. The allowance is increased by the provision for loan losses and recoveries of prior loan charge-offs and decreased by loans charged off. The provision for loan losses is calculated and charged to expense to bring the allowance to an appropriate level using a systematic process of measurement that requires significant judgments and estimates. As of December 31, 2020, our qualitative risk factors reflect a increased risk of possible loan losses due to the effects of the COVID-19 pandemic. The loan portfolio is continually monitored for deterioration in credit, which may result in the need to increase the allowance for loan losses in future periods. Management considered the allowance adequate as of December 31, 2020; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Loan Losses” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The allowance for loan losses as of December 31, 2020, increased $7.76, or 42.10%, from December 31, 2019, primarily due the increased potential for loan defaults and losses related to the COVID-19 pandemic.  The non-PCI allowance as a percent of non-covered loans totaled 1.20% as of December 31, 2020, compared to 0.88% as of December 31, 2019. PCI loans were aggregated into fifteen loan pools as of December 31, 2020 and five loan pools in 2019. The Highlands transaction added ten additional pools to the five existing pools from 2019. Effective January 1, 2020, the Company collapsed the PCI loans and discounts for Peoples and Waccamaw acquired loans into the non-PCI loan portfolio.  The Highlands transaction added the following pools: 1-4 Family, Senior-Consumer, 1-4 Family Senior-Commercial, 1-4 Family, Junior and Home Equity Lines, Commercial Land and Development, Farmland and Agricultural, Multi-family, Commercial Real Estate – Owner Occupied, Commercial Real Estate – Non-owner Occupied, Commercial and Industrial, and Consumer.  Net charge-offs increased $1.50 million, or 43.89% in 2020 compared to 2019.

The following table presents the changes in the allowance for loan losses, by loan class, during the periods indicated:

	December 31,
	2020	2019	2018	2017	2016
(Amounts in thousands)
Beginning balance	$18,425	$18,267	$19,276	$17,948	$20,233
Provision for loan losses charged to operations, non-PCI loans	12,668	3,571	2,393	2,783	1,296
(Recovery of) provision for loan losses charged to operations, PCI loans	—	—	—	(12)	(41)
Recovery of loan losses recorded through the FDIC indemnification asset	—	—	—	—	(1)
Charge-offs
Commercial loans
Construction, development, and other land	349	353	100	427	254
Commercial and industrial	856	549	566	224	144
Multi-family residential	295	310	16	9	64
Single family non-owner occupied	442	64	88	52	237
Non-farm, non-residential	650	1,015	119	142	1,684
Agricultural	160	52	68	—	—
Farmland	17	205	279	68	9
Consumer real estate loans
Home equity lines	145	474	285	13	1,073
Single family owner occupied	413	1,316	1,720	675	508
Owner occupied construction	—	—	—	11	31
Consumer and other loans
Consumer loans	3,296	1,923	1,666	1,322	1,172
Total charge-offs	6,623	6,261	4,907	2,943	5,176
Recoveries
Commercial loans
Construction, development, and other land	266	146	210	306	282
Commercial and industrial	177	99	200	160	484
Multi-family residential	39	3	17	9	15
Single family non-owner occupied	37	12	98	180	79
Non-farm, non-residential	95	546	191	146	59
Agricultural	11	1	7	—	—
Farmland	5	66	—	—	—
Consumer real estate loans
Home equity lines	262	401	216	201	137
Single family owner occupied	142	1,045	238	108	182
Owner occupied construction	—	42	—	105	39
Consumer and other
Consumer loans	678	487	328	285	360
Total recoveries	1,712	2,848	1,505	1,500	1,637
Net charge-offs	4,911	3,413	3,402	1,443	3,539
Ending balance	$26,182	$18,425	$18,267	$19,276	$17,948

Net charge-offs to average non-covered loans	0.23%	0.20%	0.19%	0.08%	0.21%
Net charge-offs to average total loans	0.23%	0.20%	0.19%	0.08%	0.20%

The following table presents the allowance for loan losses, excluding PCI loans, by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2020	2019	2018	2017	2016
Commercial loans
Construction, development, and other land	$528	$245	$417	$830	$889
Commercial and industrial	1,024	699	663	762	495
Multi-family residential	1,417	969	1,192	1,094	1,157
Single family non-owner occupied	1,861	1,323	1,442	1,976	2,752
Non-farm, non-residential	9,417	6,653	6,530	6,597	6,185
Agricultural	218	145	85	51	43
Farmland	196	201	170	362	169
Consumer real estate loans
Home equity lines	799	673	748	803	895
Single family owner occupied	7,957	5,528	5,853	5,710	4,364
Owner occupied construction	195	124	131	297	228
Consumer and other loans
Consumer loans	2,570	1,865	1,036	794	759
Total allowance, excluding PCI loans	$26,182	$18,425	$18,267	$19,276	$17,936

There was no allowance related to PCI loans as of December 31, 2020, nor for December 31, 2019, 2018, or 2017.  As of December 31, 2016 there was an allowance of $12 thousand related to PCI loans.

Deposits

Total deposits as of December 31, 2020, increased $216.34 million, or 9.29%, compared to December 31, 2019. Time deposits, which consist of certificates of deposit and individual retirement accounts, decreased $95.00 million; savings deposits, which consist of money market accounts and savings accounts, increased $65.73 million; interest-bearing demand deposits increased $100.68 million while noninterest-bearing demand deposits increased $144.93 million as of December 31, 2020, compared to December 31, 2019.  We attribute the significant increase in demand deposits to the unprecedented level of stimulus payments from the Federal Government in response to the pandemic.  We had no material deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2020 or 2019.

The following schedule presents the contractual maturities of time deposits of $100 thousand or more as of December 31, 2020:

(Amounts in thousands)
Three months or less	$22,487
Over three through six months	24,516
Over six through twelve months	32,584
Over twelve months	74,197
$153,784

Borrowings

Total borrowings as of December 31, 2020, decreased $637 thousand, or 39.79%, compared to December 31, 2019. Total borrowings for 2020 were comprised entirely of short-term borrowings, which consist of retail repurchase agreements.  The weighted average rate increased 18 basis points to 0.32% as of December 31, 2020, compared to December 31, 2019.

The following table presents the balances and weighted average rates paid on short-term borrowings for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
	Amount	Rate	Amount	Rate	Amount	Rate
(Amounts in thousands)
Year-end balance	$964	0.23%	$1,601	0.16%	$4,370	0.13%
Average annual balance(1)	1,181	0.32%	2,471	0.14%	4,010	0.12%
Maximum month-end balance(1)	2,348		28,508		29,305

Long-term borrowings consisted of a $40 thousand amortizing advance with the FHLB of Atlanta that was assumed in the Highlands transaction. That small borrowing was repaid early in 2020. In the first quarter of 2019, the Company’s remaining wholesale repurchase agreement of $25.00 million with a weighted average rate of 3.18% matured. During 2018, the prepayment of the FHLB advance resulted in a prepayment penalty of $1.10 million. The prepayment was funded with cash and equivalents on hand, as well as proceeds from the sale of single issue trust preferred investment securities, and resulted in annualized net pre-tax savings of approximately $800 thousand.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2020, the Company’s cash reserves totaled $10.09 million and availability on an unsecured, committed line of credit with an unrelated financial institution totaled $15.00 million. There was no outstanding balance on the line of credit as of December 31, 2020. The Company’s cash reserves and investments provide adequate working capital to meet obligations, projected dividends to shareholders, and anticipated debt repayments for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2020, our unencumbered cash totaled $456.56 million, unused borrowing capacity from the FHLB totaled $292.92 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $46.79 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Net cash provided by operating activities	$45,844	$56,655	$49,499
Net cash provided by investing activities	17,798	171,377	49,398
Net cash used in financing activities	175,910	(87,896)	(179,975)
Net increase (decrease) in cash and cash equivalents	239,552	140,136	(81,078)
Cash and cash equivalents, beginning balance	217,009	76,873	157,951
Cash and cash equivalents, ending balance	$456,561	$217,009	$76,873

2020 Compared to 2019. Cash and cash equivalents increased $239.55 million compared to a increase of $140.14 million in the prior year. The increase was primarily due to an increase in both interest-bearing and noninterest-bearing deposits for a total of $216.34 million.  The increase in deposits was largely due to the significant inflow of unprecedented government stimulus in response to the COVID-19 pandemic and changes in consumer spending.

2019 Compared to 2018. Cash and cash equivalents increased $140.14 million compared to a decrease of $81.08 million in the prior year. The increase was primarily due to a $121.98 million increase in net cash used in investing activities due to a net decrease in funds used to purchase investment securities and an increase in loan proceeds received. Net cash provided by financing activities increased $92.08 million largely due to a reduction in the net decrease in deposits year over year, and a net decrease in the repayment of borrowings. Net cash provided by operating activities increased $7.16 million primarily due to an increase in net income and a decrease in accretion income on acquired loans.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2020, decreased $2.09 million, or 0.49%, to $426.73 million from $428.82 million as of December 31, 2019.  The Company earned $35.93 million, which was offset by repurchasing 734,653 shares of our common stock totaling $21.87 million and declaring dividends on our common stock of $17.88 million. Our book value per common share increased $0.75 to $24.08 as of December 31, 2020, from $23.33 as of December 31, 2019.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III.  Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2020	2019	2018
The Company
Common equity Tier 1 ratio	14.28%	14.31%	13.72%
Tier 1 risk-based capital ratio	14.28%	14.31%	13.72%
Total risk-based capital ratio	15.53%	15.21%	14.79%
Tier 1 leverage ratio	10.24%	14.01%	10.95%

The Bank
Common equity Tier 1 ratio	13.57%	12.87%	12.55%
Tier 1 risk-based capital ratio	13.57%	12.87%	12.55%
Total risk-based capital ratio	14.82%	13.78%	13.62%
Tier 1 leverage ratio	9.73%	12.61%	9.98%

As of December 31, 2020, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2020. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 21, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

Commitments, Contingencies, and Off-Balance Sheet Arrangements

Contractual Obligations

We enter into certain contractual obligations in the normal course of business that require future cash payments. Management believes we have adequate resources to fund our outstanding commitments and the ability to adjust rates on certificates of deposit, in a changing interest rate environment; attract new deposits; and replace deposits with FHLB advances or other fund providers, if cost effective. The following table presents our contractual cash obligations, by payment date, as of December 31, 2020:

	Less Than	One to	Three to	More than
	One Year	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Deposits without a stated maturity(1)	$2,125,628	$—	$—	$—	$2,125,628
Certificates of deposit(2)(3)	228,133	134,403	55,765	7,898	426,199
Securities sold under agreements to repurchase	964	—	—	—	964
Operating leases	154	250	218	362	984
Total contractual cash obligations	$2,354,879	$134,653	$55,983	$8,260	$2,553,775

(1)	Excludes interest
(2)

Includes interest on fixed and variable rate obligations (changes in market interest rates may materially affect the variable rate obligation to be paid, which is reflected using the rates in effect as of December 31, 2020)

(3)	Excludes unamortized premiums and discounts

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument.

The following table presents our off-balance sheet arrangements, by commitment expiration, as of December 31, 2020:

	Less than	One to	Three to	More than
	One Year(1)	Three Years	Five Years	Five Years	Total
(Amounts in thousands)
Commitments to extend credit	$101,309	$53,429	$7,511	$67,159	$229,408
Financial letters of credit	80	160	50	—	290
Performance letters of credit(2)	2,288	176,239	205	—	178,732
Total off-balance sheet risk	$103,677	$229,828	$7,766	$67,159	$408,430

(1)	Lines of credit with no stated maturity date are included in the less than one year expiration category.
(2)	Includes FHLB letters of credit

The reserve for the risk inherent in unfunded lending commitments totaled $66 thousand as of December 31, 2020 and 2019. For additional information, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report.

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

During 2020, the Federal Open Market Committee decreased the benchmark federal funds rate 150 basis points to a range of 0 to 25 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target Fed Funds rate as of December 31, 2020, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	Year Ended December 31,
	2020		2019
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
300	$8,429	8.5%	$171	0.2%
200	5,912	6.0%	428	0.4%
100	3,130	3.2%	426	0.4%
(100)	(4,749)	-4.8%	(4,631)	-4.3%
(200)	N/A	N/A	(8,571)	-8.0%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2020, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

The Company primarily uses derivative instruments to manage exposure to market risk and meet customer financing needs. As of December 31, 2020, we maintained interest rate swap agreements with notional amounts totaling $16.70 million to modify our exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. The total of the fair value of the swap agreements on the balance sheet, which are accounted for as fair value hedges, was recorded as a derivative liability totaling $1.13 million as of December 31, 2020, and a derivative liability totaling $510 thousand as of December 31, 2019. For additional information, see Note 12, “Derivative Instruments and Hedging Activities,” to the Consolidated Financial Statements in Item 8 of this report.

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

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2020	2019
Assets
Cash and due from banks	$58,404	$66,818
Federal funds sold	395,756	148,000
Interest-bearing deposits in banks	2,401	2,191
Total cash and cash equivalents	456,561	217,009
Debt securities available for sale	83,358	169,574
Loans held for sale	—	263
Loans held for investment, net of unearned income (includes covered loans of $9,680 and $12,861, respectively)	2,186,632	2,114,460
Allowance for loan losses	(26,182)	(18,425)
Loans held for investment, net	2,160,450	2,096,035
FDIC indemnification asset	1,223	2,883
Premises and equipment, net	57,700	62,824
Other real estate owned	2,083	3,969
Interest receivable	9,052	6,677
Goodwill	129,565	129,565
Other intangible assets	7,069	8,519
Other assets	104,075	101,529
Total assets	$3,011,136	$2,798,847

Liabilities
Noninterest-bearing deposits	$772,795	$627,868
Interest-bearing deposits	1,773,452	1,702,044
Total deposits	2,546,247	2,329,912
Securities sold under agreements to repurchase	964	1,601
Interest, taxes, and other liabilities	37,195	38,515
Total liabilities	2,584,406	2,370,028

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 24,319,076 issued and 17,722,507 outstanding at December 31, 2020; 24,238,907 shares issued and 18,376,991 shares outstanding at December 31, 2019.	17,723	18,377
Additional paid-in capital	173,345	192,413
Retained earnings	237,585	219,535
Accumulated other comprehensive loss	(1,923)	(1,506)
Total stockholders' equity	426,730	428,819
Total liabilities and stockholders' equity	$3,011,136	$2,798,847

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2020	2019	2018
Interest income
Interest and fees on loans	$110,447	$88,805	$91,671
Interest on securities -- taxable	1,004	1,219	2,258
Interest on securities -- tax-exempt	1,785	2,497	2,828
Interest on deposits in banks	800	2,447	1,537
Total interest income	114,036	94,968	98,294
Interest expense
Interest on deposits	5,460	5,392	5,144
Interest on short-term borrowings	4	123	811
Interest on long-term debt	—	—	1,494
Total interest expense	5,464	5,515	7,449
Net interest income	108,572	89,453	90,845
Provision for loan losses	12,668	3,571	2,393
Net interest income after provision for loan losses	95,904	85,882	88,452
Noninterest income
Wealth management	3,417	3,423	3,262
Service charges on deposits	13,019	14,594	14,733
Other service charges and fees	10,333	8,281	7,733
Insurance commissions	—	—	966
Net gain (loss) on sale of securities	385	(43)	(618)
Net FDIC indemnification asset amortization	(1,690)	(2,377)	(2,181)
Litigation settlements	—	6,995	—
Other operating income	4,369	2,804	2,548
Total noninterest income	29,833	33,677	26,443
Noninterest expense
Salaries and employee benefits	44,005	37,148	36,690
Occupancy expense	5,043	4,334	4,542
Furniture and equipment expense	5,558	4,457	3,980
Service fees	5,665	4,448	3,860
Advertising and public relations	1,951	2,310	2,011
Professional fees	1,224	1,698	1,430
Amortization of intangibles	1,450	997	1,039
FDIC premiums and assessments	426	318	906
Loss on extinguishment of debt	—	—	1,096
Goodwill impairment	—	—	1,492
Merger expense	1,893	2,124	—
Other operating expense	12,410	11,929	12,727
Total noninterest expense	79,625	69,763	69,773
Income before income taxes	46,112	49,796	45,122
Income tax expense	10,186	10,994	8,782
Net income	$35,926	$38,802	$36,340

Earnings per common share
Basic	$2.02	$2.47	$2.19
Diluted	2.02	2.46	2.18
Cash dividends per common share	1.00	0.96	0.78
Special cash divided per common share	—	—	0.48
Weighted average shares outstanding
Basic	17,781,748	15,690,812	16,587,504
Diluted	17,815,380	15,756,093	16,666,385

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Net income	$35,926	$38,802	$36,340
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized gains (losses) on securities without other-than-temporary impairment	689	1,414	(2,213)
Reclassification adjustment for net (gain) loss recognized in net income	(385)	43	618
Net unrealized gains (losses) on available-for-sale debt securities	304	1,457	(1,595)
Employee benefit plans:
Net actuarial (loss) gain	(1,217)	(1,570)	565
Plan change	—	(262)	—
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	386	278	285
Net unrealized (losses) gains on employee benefit plans	(831)	(1,554)	850
Other comprehensive (loss) income, before tax	(527)	(97)	(745)
Income tax expense	110	20	156
Other comprehensive (loss) income, net of tax	(417)	(77)	(589)
Total comprehensive income	$35,509	$38,725	$35,751

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Preferred	Common	Paid-in	Retained	Treasury	Comprehensive
(Amounts in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Stock	Income (Loss)	Total

Balance January 1, 2018	$—	$21,382	$228,750	$180,543	$(79,121)	$(840)	$350,714
Net income	—	—	—	36,340	—	—	36,340
Other comprehensive income	—	—	—	—	—	(589)	(589)
Common dividends declared -- $0.78 per share	—	—	—	(12,966)	—	—	(12,966)
Special common dividend declared -- $0.48 per share	—	—	—	(8,124)	—	—	(8,124)
Equity-based compensation expense	—	—	535	—	623	—	1,158
Common stock options exercised -- 24,186 shares	—	—	(84)	—	468	—	384
Issuance of treasury stock to 401(k) plan -- 11,331 shares	—	—	138	—	214	—	352
Purchase of treasury shares -- 1,060,312 shares at $32.45 per share	—	—	—	—	(34,412)	—	(34,412)
Reclassification of treasury stock	—	(5,375)	(106,853)	—	112,228	—	—
Balance December 31, 2018	$—	$16,007	$122,486	$195,793	$—	$(1,429)	$332,857

Balance January 1, 2019	$—	$16,007	$122,486	$195,793	$—	$(1,429)	$332,857
Net income	—	—	—	38,802	—	—	38,802
Other comprehensive loss	—	—	—	—	—	(77)	(77)
Common dividends declared -- $0.96 per share	—	—	—	(15,060)	—	—	(15,060)
Equity-based compensation expense	—	44	1,437	—	—	—	1,481
Common stock options exercised -- 8,459 shares	—	8	128	—	—	—	136
Issuance of stock to 401(k) plan -- 12,407 shares	—	12	399	—	—	—	411
Repurchase of common shares -- 487,400 shares at $33.57 per share	—	(487)	(15,875)	—	—	—	(16,362)
Highlands Bankshares, Inc. acquisition	—	2,793	83,838	—	—	—	86,631
Balance December 31, 2019	$—	$18,377	$192,413	$219,535	$—	$(1,506)	$428,819

Balance January 1, 2020	$—	$18,377	$192,413	$219,535	$—	$(1,506)	$428,819
Net income	—	—	—	35,926	—	—	35,926
Other comprehensive loss	—	—	—	—	—	(417)	(417)
Common dividends declared -- $1.00 per share	—	—	—	(17,876)	—	—	(17,876)
Equity-based compensation expense	—	58	1,585	—	—	—	1,643
Issuance of stock to 401(k) plan -- 22,693 shares	—	23	484	—	—	—	507
Repurchase of common shares -- 734,653 shares at $29.77 per share	—	(735)	(21,137)	—	—	—	(21,872)
Balance December 31, 2020	$—	$17,723	$173,345	$237,585	$—	$(1,923)	$426,730

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Operating activities
Net income	$35,926	$38,802	$36,340
Adjustments to reconcile net income to net cash provided by operating activities
Provision for loan losses	12,668	3,571	2,393
Depreciation and amortization of premises and equipment	4,458	3,448	2,912
Amortization of premiums on investments, net	1,468	195	40
Amortization of FDIC indemnification asset, net	1,690	2,377	2,181
Amortization of intangible assets	1,450	997	1,039
Goodwill impairment	—	—	1,492
Accretion on acquired loans	(7,991)	(3,231)	(6,391)
Equity-based compensation expense	1,643	1,481	1,158
Issuance of common stock to 401(k) plan	507	411	352
Gain on sale of premises and equipment, net	(59)	(75)	(25)
Provision expense and loss on sale of other real estate owned	319	1,253	1,313
(Gain) loss on sale of securities	(385)	43	618
Writedowns of property, plant & equipment	812	380	1,007
Loss on extinguishment of debt	—	—	1,096
(Increase) decrease in other operating activities	(6,662)	7,003	3,974
Net cash provided by operating activities	45,844	56,655	49,499
Investing activities
Proceeds from sale of securities available for sale	51,027	13,898	8,937
Proceeds from maturities, prepayments, and calls of securities available for sale	44,676	32,863	68,765
Proceeds from maturities and calls of securities held to maturity	—	25,000	—
Payments to acquire securities available for sale	(10,267)	(8,255)	(67,355)
(Originations of) proceeds from repayments loans, net	(69,259)	85,233	39,512
Proceeds from bank owned life insurance	—	—	458
(Redemption of) payments for FHLB stock, net	(12)	129	(2,122)
Cash proceeds from mergers, acquisitions, and divestitures, net	—	25,863	10
Payments to the FDIC	(30)	(152)	(151)
Proceeds from sale of premises and equipment	2,861	1,955	955
Payments to acquire premises and equipment	(3,195)	(8,411)	(2,551)
Proceeds from sale of other real estate owned	1,997	3,254	2,940
Net cash provided by investing activities	17,798	171,377	49,398
Financing activities
Increase in noninterest-bearing deposits, net	144,927	12,604	5,407
Increase (decrease) in interest-bearing deposits, net	71,408	(41,445)	(79,548)
Repayments of securities sold under agreements to repurchase, net	(637)	(27,769)	(716)
Repayments of FHLB and other borrowings, net	(40)	—	(50,000)
Proceeds from stock options exercised	—	136	384
Payments for repurchase of common stock	(21,872)	(16,362)	(34,412)
Payments of common stock dividends	(17,876)	(15,060)	(21,090)
Net cash provided by (used in) financing activities	175,910	(87,896)	(179,975)
Net increase (decrease) in cash and cash equivalents	239,552	140,136	(81,078)
Cash and cash equivalents at beginning of period	217,009	76,873	157,951
Cash and cash equivalents at end of period	$456,561	$217,009	$76,873

Supplemental disclosure -- cash flow information
Cash paid for interest	$5,500	$5,661	$7,935
Cash paid for income taxes	9,074	8,057	7,610

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	695	3,160	5,686
Loans originated to finance other real estate	266	484	164
Increase in accumulated other comprehensive loss	417	77	589
Non-cash sales price related to divestitures	—	—	1,603
Acquisitions:
Fair value of assets acquired	—	556,005	—
Fair value of liabilities assumed	—	506,179	—
Net assets acquired	—	49,826	—
Common stock issued in acquisition	—	86,631	—

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

First Community Bankshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and reincorporated under the laws of the Commonwealth of Virginia in 2018. The Company is the successor to First Community Bancshares, Inc., a Nevada corporation, pursuant to an Agreement and Plan of Reincorporation and Merger, the sole purpose of which was to change the Company’s state of incorporation from Nevada to Virginia. The Company’s principal executive office is located in Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

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

Use of Estimates

Preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that require the most subjective or complex judgments relate to fair value measurements, the allowance for loan losses and goodwill and other intangible asset. For additional information, see “Critical Accounting Policies” in Part II, Item 7 of this report.

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

Other Investments

As a condition of membership in the FHLB and the FRB, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $10.80 million as of December 31, 2020, and $8.90 million as of December 31, 2019.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.93 million as of December 31, 2020, and $3.68 million as of December 31, 2019.

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

Impaired Loans and Nonperforming Assets. The Company maintains an active and robust problem credit identification system through its ongoing credit review function. When a credit is identified as exhibiting characteristics of weakening, the Company assesses the credit for potential impairment. Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are uncertain. The Company conducts quarterly reviews of loans with balances of $500 thousand or greater that are deemed to be impaired. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions. Impairment allowances allocated to individual loans, including individual credit relationships and loan pools grouped by similar risk characteristics, are reviewed quarterly by management. Impairment is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the net realizable value of the collateral if the loan is collateral dependent. Interest income realized on impaired loans in nonaccrual status, if any, is recognized upon receipt. The accrual of interest, which is based on the daily amount of principal outstanding, on impaired loans is generally continued unless the loan becomes delinquent 90 days or more.

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

Loans are considered troubled debt restructurings (“TDRs”) when the Company grants concessions, for legal or economic reasons, to borrowers experiencing financial difficulty that would not otherwise be considered. The Company generally makes concessions in interest rates, loan terms, and/or amortization terms. All TDRs $500 thousand or greater are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. TDRs under $500 thousand are subject to the reserve calculation for classified loans based primarily on the historical loss rate. At the date of modification, nonaccrual loans are classified as nonaccrual TDRs. TDRs classified as nonperforming at the date of modification are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs.

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

Our allowance for loan losses consists of specific reserves assigned to impaired loans and credit relationships and general reserves assigned to unimpaired loans that have been segmented into loan classes with similar risk characteristics such as the type of loan and collateral. General reserve allocations are based on management’s judgments of qualitative and quantitative factors that include, but are not limited to, probable losses from loan and other credit arrangements, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Historical loss rates for loans classified as special mention and substandard within each loan class in the commercial loan segment are adjusted by an additional qualitative factor.  Loans are considered impaired when, in the opinion of management and based on current information and events, the collection of principal and interest payments due under the contractual terms of the loan agreements are uncertain. The Company conducts quarterly reviews of loans with balances of $500 thousand or greater that are deemed to be impaired. Factors considered in determining impairment include, but are not limited to, the borrower’s cash flow and capacity for debt repayment, the valuation of collateral, historical loss percentages, and economic conditions. Impairment allowances allocated to individual loans, including individual credit relationships and loan pools grouped by similar risk characteristics, are reviewed quarterly by management, Impairment is measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or the net realizable value of the collateral if the loan is collateral dependent. No allowance for loan losses is carried over or established at acquisition for purchased loans acquired in business combinations. A provision for loan losses is recorded for any credit deterioration in purchased performing loans after the acquisition date. Loans acquired in business combinations that are deemed impaired at acquisition, purchased credit impaired (“PCI”) loans, are grouped into pools and evaluated separately from the non-PCI portfolio. The estimated cash flows to be collected on PCI loans are discounted at a market rate of interest. Management believed the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2020. For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2020, which resulted in no goodwill impairment.

Quantitative goodwill impairment testing involves significant management judgement, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value.  The process to determine fair value of our reporting unit utilizes widely accepted valuation techniques, such as the market approach (earnings multiples and transaction multiples) and the income approach (discounted cash flow (“DCF”) method).  The Company engaged an independent valuation specialist to assist with goodwill impairment testing utilizing both the market and  DCF methods.  The resulting fair values from the aforementioned methods were appropriately weighted to determine the final fair value of our reporting unit.

Under the market approach, the key assumptions are selected price to earnings ratios and price to tangible book value multiples.  The selection of the multiples considers the operating performance and financial condition of our reporting unit as compared with those of a group of selected publicly traded guideline companies.  Among other factors considered, are the level and expected growth in return on tangible equity relative to the guideline companies selected, implied control premiums, recent transaction prices, as well as data in comparable macroeconomic environments.

Under the DCF approach, the key assumptions used are the cash flows for the forecasted period, the terminal growth rate, and the discount rate.  The cash flows for the forecasted period are estimated based on management’s most recent projections available as of the testing date, given consideration to minimum equity capital requirements.  The projections include macroeconomic variables developed at the same time.  The terminal growth rate is selected based on management’s long-term expectation for the reporting unit.  The discount rate is based on the reporting unit’s estimated cost of equity capital, computed under the capital asset pricing model and reflects the risk and uncertainty in the financial markets in the internally generated cash flow projections.

At October 31, 2020, the fair value of the Company’s reporting unit compared to the carrying value resulted in no impairment of goodwill.  While the inherent risk related to uncertainty is embedded in the key assumptions used in the valuations, the current environment continues to evolve due to the challenge and uncertainties related to the pandemic.  Further deterioration in macroeconomic and market conditions, potential adverse effects to economic forecasts due to the severity and duration of the pandemic, as well as the responses of governments, customers, and clients, could negatively impact the assumptions used in the valuation.  If the future should differ from management’s best estimate of key assumptions, the Company could potentially experience goodwill impairment charges in the future.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During the year of 2020, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.

Company Response to COVID-19 –

As COVID-19 events unfolded during 2020, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions. In particular, the Company took the following actions, among others:

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

Potential Effects of COVID-19 –

The adverse impact of COVID-19 to the economy has impaired some of the Company’s customers’ ability to fulfill their financial obligations to the Company, reducing interest income on loans or increasing loan losses. In keeping with Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the Company continues to work with COVID-19 affected borrowers to defer loan payments, interest, and fees. Through December 31, 2020, the Company has modified or deferred payments on a total of 3,625 loans totaling $458.17 million in principal.  As of December 31, 2020, current commercial and consumer COVID-19 loan deferrals stood at $26.54 million and $5.72 million, respectively, down significantly from our peak of $436.11 million at June 30, 2020.  Deferred interest and fees for these loans will continue to accrue to income under normal GAAP accounting. However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. At this time, the Company is unable to project the materiality of any such impact.

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company is participating in the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through December 31, 2020 the Company processed 803 loans with original principal balances totaling $62.74 million through the PPP.  As of December 31, 2020, $3.94 million, or 6.46%, of the Company's Paycheck Protection Program loan balances had been forgiven by the SBA.

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

Recent Accounting Standards

Standards to be Adopted in 2021

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.”  This ASU requires an entity to utilize a new impairment model known as the current expected credit loss (“CECL”) model to estimate its lifetime “expected credit loss” and record an allowance for credit losses (“ACL”) that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset.  The CECL model is expected to result in earlier recognition of credit losses for loans, investment securities portfolio, and purchased financial assets with credit deterioration.  We do not expect this standard to have a material impact on our investment securities portfolio at implementation.  This ASU also will require enhanced disclosures.  The new guidance was effective for interim and annual reporting periods beginning after December 15, 2019, including interim periods within those fiscal years. The CARES Act, as amended, allowed certain relief on the implementation of the ASU, and the Company adopted the new standard as of January 1, 2021, and applied the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company currently estimates that our ACL under CECL will total approximately $39.29 million and the allowance for unfunded commitments will approximate $576 thousand.  The estimated decline in stockholders' equity, net of tax, approximated $5.87 million.

This estimate is influenced by the composition, characteristics and quality of our loan portfolio, as well as the economic conditions and forecasts as of each reporting period.  These economic conditions and forecasts could be significantly different in future periods.  The impact of the change in the allowance on our results of operations in a provision for credit losses will depend on the current period net charge-offs, level of loan originations, and change in mix of the loan portfolio.

Standards Adopted in 2020

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350)".  This ASU provides for the simplification of the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test.  After adoption, an entity should measure impairment of goodwill in a reporting unit when the carrying amount exceeds its fair value by the difference in these amounts.  This ASU was effective for fiscal years beginning after December 15, 2019.  The Company adopted this ASU effective January 1, 2020.  The ASU did not have any material effect on the Company's consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820):  Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement."  The amendments remove, modify, and add certain fair value disclosure requirements based on the concepts in the FASB Concepts Statement "Conceptual Framework for Financial Reporting--Chapter 8:  Notes to Financial Statements."  This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848)--Facilitation of the Effects of Reference Rate Reform on Financial Reporting Summary".  This ASU provides temporary optional guidance to ease the potential burden in accounting for reference rate reform.  LIBOR (London Inter-bank Offered Rate) and other interbank offered rates are widely used benchmarks or reference rates in the United States and globally.  With global capital markets expected to move away from LIBOR and other inter-bank offered rates toward rates that are more observable or transaction based and less susceptible to manipulation, the FASB launched a broad project in late 2018 to address potential accounting challenges expected to arise from the transition.  The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  This ASU is effective March 12, 2020 through December 31, 2022.  The Company adopted this ASU on March 12, 2020.  The updates is not expected to have any material effect on the Company's financial statements when and as changes are made to various assets and liabilities for reference rates.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Acquisitions and Divestitures

The following are business combinations and divestitures which have occurred over the past three years:

Highlands Bankshares, Inc.

On December 31, 2019, the Company acquired Highlands Bankshares, Inc. (“Highlands”) of Abingdon, Virginia. Under the terms of the acquisition, each share of Highlands’ common and preferred stock outstanding immediately converted into the right to receive 0.2703 shares of the Company’s stock.  The transaction combined two traditional Southwestern Virginia community banks who serve the Highlands region in Virginia, North Carolina, and Tennessee. The total purchase price for the transaction was $86.65 million.

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

	As recorded by	Fair Value		As recorded by
(Amounts in thousands, except share data)	Highlands	Adjustments		the Company
Assets
Cash and cash equivalents	$25,879	$—		$25,879
Securities available for sale	53,732	—		53,732
Loans held for sale	263	—		263
Loans held for investment, net of allowance and mark	438,896	(11,429)	( a )	427,467
Premises and equipment	16,722	(2,317)	( b )	14,405
Other real estate	1,963	—		1,963
Other assets	25,556	2,250	( c )	27,806
Intangible assets	—	4,490	( d )	4,490
Total assets	$563,011	$(7,006)		$556,005

LIABILITIES
Deposits:
Noninterest-bearing	$155,714	$—		$155,714
Interest-bearing	346,028	1,261	( e )	347,289
Total deposits	501,742	1,261		503,003
Long term debt	40	—		40
Other liabilities	2,938	198	( f )	3,136
Total liabilities	504,720	1,459		506,179
Net identifiable assets acquired over (under) liabilities assumed	58,291	(8,465)		49,826
Goodwill	—	36,821		36,821
Net assets acquired over liabilities assumed	$58,291	$28,356		$86,647

Consideration:
First Community Bankshares, Inc. common				2,792,729
Purchase price per share of the Company's common stock				$31.02
Fair Value of Company common stock issued				$86,631
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$86,647

Explanation of fair value adjustments:

     ( a ) - Adjustment reflects the fair value adjustments of $(14.70) million based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for loan losses and deferred loan fees of $3.27 million recorded by Highlands.

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

	December 31, 2019
	Purchased	Purchased
(Amounts in thousands)	Performing	Impaired	Total
Commercial loans
Construction, development, and other land	$15,763	$1,956	$17,719
Commercial and industrial	44,474	2,829	47,303
Multi-family residential	21,032	1,663	22,695
Single family non-owner occupied	29,357	4,564	33,921
Non-farm, non-residential	107,489	21,710	129,199
Agricultural	2,298	—	2,298
Farmland	3,287	3,722	7,009
Total commercial loans	223,700	36,444	260,144
Consumer real estate loans
Home equity lines	23,654	2,157	25,811
Single family owner occupied	116,413	13,174	129,587
Owner occupied construction	1,097	—	1,097
Total consumer real estate loans	141,164	15,331	156,495
Consumer and other loans
Consumer loans	9,487	1,341	10,828
Loans acquired at fair value	$374,351	$53,116	$427,467

Comparative and Pro Forma Financial Information for Acquisitions in 2020

As the merger date was the close of business, December 31, 2019, Highlands had no earnings contribution to the 2019 consolidated statement of income for the Company.  Merger-related expenses of $2.12 million were recorded in the consolidated statement of income and include incremental costs related to the closing of the acquisition, including legal, investment banker costs, and other costs.

The following table discloses the impact of the merger.  The table also presents certain pro forma information as if Highlands had been acquired on January 1, 2018.  These results combine the historical results of Highlands in the Company’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2018.

Merger-related costs of $1.89 million incurred by the Company for the year ended December 31, 2020, and merger-related costs incurred by both the Company and Highlands of $7.16 million for the year ended 2019 have been excluded from the proforma information below.  No adjustments have been made to the pro formas to eliminate the provision for loan losses for the years ended December 31, 2019 and 2018 of Highlands in the amount of $738,000 and $1.84 million, respectively.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisitions which are not reflected in the pro forma amounts below:

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

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Divestitures
Book value of assets sold	—	—	(1,685)
Book value of liabilities sold	—	—	37
Sales price in excess of net liabilities assumed	—	—	—
Total sales price	—	—	(1,648)
Cash sold	—	—	35
Non-cash sales price	—	—	1,603
Amount due remaining on books	—	—	—
Net cash received in divestitures	—	—	(10)
Net cash received in acquisitions and divestitures	$—	$—	$—

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$555	$—	$(4)	$551
Municipal securities	43,950	509	—	44,459
Mortgage-backed Agency securities	37,453	992	(97)	38,348
Total	$81,958	$1,501	$(101)	$83,358

	December 31, 2019
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,038	$—	$(4)	$5,034
Municipal securities	85,992	886	—	86,878
Mortgage-backed Agency securities	77,448	380	(166)	77,662
Total	$168,478	$1,266	$(170)	$169,574

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2020. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Total
Amortized cost maturity:
One year or less	$—	$—	$—
After one year through five years	—	24,485	24,485
After five years through ten years	555	19,465	20,020
After ten years	—	—	—
Amortized cost	$555	$43,950	44,505
Mortgage-backed securities			37,453
Total amortized cost			$81,958

Fair value maturity:
One year or less	$—	$—	$—
After one year through five years	—	24,703	24,703
After five years through ten years	551	19,756	20,307
After ten years	—	—	—
Fair value	$551	$44,459	45,010
Mortgage-backed securities			38,348
Total fair value			$83,358

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$544	$(4)	$544	$(4)
Municipal securities	—	—	—	—	—	—
Mortgage-backed Agency securities	11,018	(97)	—	—	11,018	(97)
Total	$11,018	$(97)	$544	$(4)	$11,562	$(101)

	December 31, 2019
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$975	$(4)	$—	$—	$975	$(4)
Municipal securities	—	—	—	—	—	—
Mortgage-backed Agency securities	8,020	(48)	8,319	(118)	16,339	(166)
Total	$8,995	$(52)	$8,319	$(118)	$17,314	$(170)

There were 6 individual debt securities in an unrealized loss position as of December 31, 2020, and their combined depreciation in value represented 0.12% of the debt securities portfolio. These securities included 1 security in a continuous unrealized loss position for 12 months or longer that the Company does not intend to sell, and that it has determined is not more likely than not going to be required to sell, prior to maturity or recovery. There were 17 individual debt securities in an unrealized loss position as of December 31, 2019, and their combined depreciation in value represented 0.10% of the debt securities portfolio.

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

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Gross realized gains	$419	$67	$—
Gross realized losses	(34)	(110)	(618)
Net gain (loss) on sale of securities	$385	$(43)	$(618)

The carrying amount of securities pledged for various purposes totaled $36.56 million as of December 31, 2020, and $27.87 million as of December 31, 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Covered loans are those loans acquired in FDIC assisted transactions that are covered by loss share agreements. Customer overdrafts reclassified as loans totaled $1.13 million as of December 31, 2020, and $2.20 million as of December 31, 2019. Deferred loan fees were $5.58 million as of December 31, 2020, and $4.60 million as of December 31, 2019. For information about off-balance sheet financing, see Note 20, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

The following table presents loans, net of unearned income with non-covered loans and by loan class, as of the dates indicated:

	December 31,
	2020		2019
(Amounts in thousands)	Amount	Percent	Amount	Percent
Non-covered loans held for investment
Commercial loans
Construction, development, and other land	$44,649	2.04%	$48,659	2.30%
Commercial and industrial	173,024	7.91%	142,962	6.76%
Multi-family residential	115,161	5.27%	121,840	5.76%
Single family non-owner occupied	187,598	8.58%	163,181	7.72%
Non-farm, non-residential	734,793	33.60%	727,261	34.39%
Agricultural	9,749	0.45%	11,756	0.56%
Farmland	19,761	0.90%	23,155	1.10%
Total commercial loans	1,284,735	58.75%	1,238,814	58.59%
Consumer real estate loans
Home equity lines	89,432	4.09%	110,078	5.21%
Single family owner occupied	658,678	30.12%	620,697	29.35%
Owner occupied construction	17,720	0.81%	17,241	0.82%
Total consumer real estate loans	765,830	35.02%	748,016	35.38%
Consumer and other loans
Consumer loans	120,373	5.50%	110,027	5.20%
Other	6,014	0.28%	4,742	0.22%
Total consumer and other loans	126,387	5.78%	114,769	5.42%
Total non-covered loans	2,176,952	99.56%	2,101,599	99.39%
Total covered loans	9,680	0.44%	12,861	0.61%
Total loans held for investment, net of unearned income	$2,186,632	100.00%	$2,114,460	100.00%

Loans held for Sale	$—	$—	$263	$—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Commercial and industrial loan balances grew significantly compared to December 31, 2019. The Company began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender during the second quarter of 2020. At December 31, 2020, the PPP loans had a current balance of $57.06 million, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $2.30 million at December 31, 2020, were also recorded. During 2020, the Company recorded amortization of net deferred loan origination fees of $868 thousand on PPP loans. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. As of December 31, 2020, $3.94 million, or 6.46%, of the Company's Paycheck Protection Program loan balances had been forgiven by the SBA.

The following table presents the covered loan portfolio, by loan class, as of the dates indicated.

	December 31,
(Amounts in thousands)	2020	2019
Covered loans
Commercial loans
Construction, development, and other land	$25	$28
Single family non-owner occupied	185	199
Non-farm, non-residential	—	3
Total commercial loans	210	230
Consumer real estate loans
Home equity lines	7,094	9,853
Single family owner occupied	2,376	2,778
Total consumer real estate loans	9,470	12,631
Total covered loans	$9,680	$12,861

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

	December 31,
	2020		2019
(Amounts in thousands)	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance
PCI Loans, by acquisition
Peoples	$—	$—	$5,071	$6,431
Waccamaw	—	—	2,708	14,277
Highlands	39,662	47,514	53,116	64,096
Other acquired	—	—	352	378
Total PCI Loans	$39,662	$47,514	$61,247	$85,182

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Highlands acquisition added $8.15 million in accretable yield. The total fair value of the Highlands PCI loans was $53.12 million at the time of the acquisition. The gross contractual cash flows for the Highlands PCI loans was $76.45 million. The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Highlands	Total
(Amounts in thousands)
Balance January 1, 2018	$3,388	$19,465	$—	$22,853
Accretion	(1,263)	(6,269)	—	(7,532)
Reclassifications from nonaccretable difference(1)	8	1,770	—	1,778
Other changes, net	457	(327)	—	130
Balance December 31, 2018	$2,590	$14,639	$—	$17,229

Balance January 1, 2019	$2,590	$14,639	$—	$17,229
Accretion	(950)	(3,317)	—	(4,267)
Reclassifications from nonaccretable difference(1)	17	1,440	—	1,457
Other changes, net	233	(188)	—	45
Balance December 31, 2019	$1,890	$12,574	$—	$14,464

Balance January 1, 2020	$1,890	$12,574	$—	$14,464
Additions	—	—	8,152	8,152
Accretion	—	—	(2,497)	(2,497)
Other changes, net	(1,890)	(12,574)	—	(14,464)
Balance Balance at December 31, 2020	$—	$—	$5,655	$5,655

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

	December 31, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$36,934	$4,950	$2,765	$—	$—	$44,649
Commercial and industrial	160,474	7,031	5,519	—	—	173,024
Multi-family residential	103,291	8,586	3,284	—	—	115,161
Single family non-owner occupied	165,146	9,602	12,838	12	—	187,598
Non-farm, non-residential	568,438	125,907	40,448	—	—	734,793
Agricultural	7,724	1,686	339	—	—	9,749
Farmland	13,527	2,597	3,637	—	—	19,761
Consumer real estate loans						—
Home equity lines	85,316	1,112	3,004	—	—	89,432
Single family owner occupied	622,082	3,594	33,002	—	—	658,678
Owner occupied construction	17,232	201	287	—	—	17,720
Consumer and other loans						—
Consumer loans	118,134	28	2,211	—	—	120,373
Other	6,014	—	—	—	—	6,014
Total non-covered loans	1,904,312	165,294	107,334	12	—	2,176,952
Covered loans
Commercial loans
Construction, development, and other land	—	25	—	—	—	25
Single family non-owner occupied	151	34	—	—	—	185
Consumer real estate loans
Home equity lines	6,396	376	322	—	—	7,094
Single family owner occupied	1,778	265	333	—	—	2,376
Total covered loans	8,325	700	655	—	—	9,680
Total loans	$1,912,637	$165,994	$107,989	$12	$—	$2,186,632

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Non-covered loans
Commercial loans
Construction, development, and other land	$45,781	$2,079	$799	$—	$—	$48,659
Commercial and industrial	135,651	4,327	2,984	—	—	142,962
Multi-family residential	118,045	2,468	1,327	—	—	121,840
Single family non-owner occupied	149,916	7,489	5,776	—	—	163,181
Non-farm, non-residential	683,481	27,160	16,620	—	—	727,261
Agricultural	11,299	122	335	—	—	11,756
Farmland	17,609	4,107	1,439	—	—	23,155
Consumer real estate loans
Home equity lines	106,246	2,014	1,818	—	—	110,078
Single family owner occupied	580,580	17,001	23,116	—	—	620,697
Owner occupied construction	16,341	179	721	—	—	17,241
Consumer and other loans
Consumer loans	108,065	1,341	621	—	—	110,027
Other	4,742	—	—	—	—	4,742
Total non-covered loans	1,977,756	68,287	55,556	—	—	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	—	28	—	—	—	28
Single family non-owner occupied	199	—	—	—	—	199
Non-farm, non-residential	—	—	3	—	—	3
Consumer real estate loans
Home equity lines	7,177	2,327	349	—	—	9,853
Single family owner occupied	2,111	275	392	—	—	2,778
Total covered loans	9,487	2,630	744	—	—	12,861
Total loans	$1,987,243	$70,917	$56,300	$—	$—	$2,114,460

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the dates indicated:

	December 31, 2020			December 31, 2019
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$616	$891	$—	$552	$768	$—
Commercial and industrial	2,341	2,392	—	576	599	—
Multi-family residential	946	1,593	—	1,254	1,661	—
Single family non-owner occupied	4,816	5,785	—	2,652	3,176	—
Non-farm, non-residential	8,238	9,467	—	4,158	4,762	—
Agricultural	218	226	—	158	164	—
Farmland	1,228	1,311	—	1,437	1,500	—
Consumer real estate loans
Home equity lines	1,604	1,772	—	1,372	1,477	—
Single family owner occupied	16,778	19,361	—	15,588	17,835	—
Owner occupied construction	216	216	—	648	648	—
Consumer and other loans
Consumer loans	818	833	—	290	294	—
Total impaired loans with no allowance	37,819	43,847	—	28,685	32,884	—

Impaired loans with a related allowance
Commercial loans
Non-farm, non-residential	1,068	1,121	319	1,241	1,227	292
Consumer real estate loans
Single family owner occupied	338	338	108	1,246	1,246	353
Total impaired loans with an allowance	1,406	1,459	427	2,487	2,473	645
Total impaired loans(1)	$39,225	$45,306	$427	$31,172	$35,357	$645

(1)

Total impaired loans include loans totaling $31.18 million as of December 31, 2020, and $24.64 million as of December 31, 2019, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment. During the first quarter of 2018, the Company changed the threshold for quarterly reviews of individual loans that are deemed to be impaired from $250 thousand to $500 thousand or greater.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Year Ended December 31,
	2020		2019		2018
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$25	$935	$22	$704	$26	$921
Commercial and industrial	155	2,749	34	363	19	383
Multi-family residential	19	808	24	1,356	47	910
Single family non-owner occupied	189	4,890	123	2,979	123	2,652
Non-farm, non-residential	295	7,450	123	4,683	133	4,828
Agricultural	9	241	9	121	—	164
Farmland	63	1,569	55	1,469	64	1,172
Consumer real estate loans
Home equity lines	51	1,594	46	1,439	44	1,637
Single family owner occupied	578	17,044	599	16,058	503	15,423
Owner occupied construction	10	407	29	308	8	244
Consumer and other loans
Consumer loans	42	543	13	213	9	161
Total impaired loans with no related allowance	1,436	38,230	1,077	29,693	976	28,495

Impaired loans with a related allowance:
Commercial loans
Multi-family residential	—	707	—	—	2	270
Single family non-owner occupied	—	—	—	—	7	110
Non-farm, non-residential	17	1,524	48	766	2	809
Farmland	—	—	—	—	—	307
Consumer real estate loans
Home equity lines	—	—	—	—	3	68
Single family owner occupied	29	1,196	46	1,947	158	5,296
Total impaired loans with a related allowance	46	3,427	94	2,713	172	6,860
Total impaired loans	$1,482	$41,657	$1,171	$32,406	$1,148	$35,355

There were no PCI loan pools that became impaired subsequent to the acquisition of the loans as of December 31, 2020 or 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due. PCI loans are generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31, 2020			December 31, 2019
(Amounts in thousands)	Non-covered	Covered	Total	Non-covered	Covered	Total
Commercial loans
Construction, development, and other land	$244	$—	$244	$211	$—	$211
Commercial and industrial	895	—	895	530	—	530
Multi-family residential	946	—	946	1,144	—	1,144
Single family non-owner occupied	2,990	—	2,990	1,286	—	1,286
Non-farm, non-residential	6,343	—	6,343	3,400	—	3,400
Agricultural	217	—	217	158	—	158
Farmland	489	—	489	713	—	713
Consumer real estate loans
Home equity lines	841	281	1,122	753	220	973
Single family owner occupied	7,960	16	7,976	7,259	24	7,283
Owner occupied construction	—	—	—	428	—	428
Consumer and other loans
Consumer loans	781	—	781	231	—	231
Total nonaccrual loans	$21,706	$297	$22,003	$16,113	$244	$16,357

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $295 thousand as of December 31, 2020, and $144 thousand as of December 31, 2019.

	December 31, 2020
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$1,039	$—	$235	$1,274	$43,375	$44,649
Commercial and industrial	669	230	700	1,599	171,425	173,024
Multi-family residential	103	—	946	1,049	114,112	115,161
Single family non-owner occupied	925	488	2,144	3,557	184,041	187,598
Non-farm, non-residential	601	296	3,368	4,265	730,528	734,793
Agricultural	70	189	88	347	9,402	9,749
Farmland	43	—	457	500	19,261	19,761
Consumer real estate loans
Home equity lines	574	380	171	1,125	88,307	89,432
Single family owner occupied	5,283	2,265	3,891	11,439	647,239	658,678
Owner occupied construction	82	—	—	82	17,638	17,720
Consumer and other loans
Consumer loans	2,637	746	651	4,034	116,339	120,373
Other	—	—	—	—	6,014	6,014
Total non-covered loans	12,026	4,594	12,651	29,271	2,147,681	2,176,952
Covered loans
Commercial loans
Construction, development, and other land	—	—	—	—	25	25
Single family non-owner occupied	—	—	—	—	185	185
Consumer real estate loans
Home equity lines	75	—	254	329	6,765	7,094
Single family owner occupied	34	—	—	34	2,342	2,376
Total covered loans	109	—	254	363	9,317	9,680
Total loans	$12,135	$4,594	$12,905	$29,634	$2,156,998	$2,186,632

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2019
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Non-covered loans
Commercial loans
Construction, development, and other land	$63	$65	$211	$339	$48,320	$48,659
Commercial and industrial	1,913	238	507	2,658	140,304	142,962
Multi-family residential	375	—	1,144	1,519	120,321	121,840
Single family non-owner occupied	754	267	661	1,682	161,499	163,181
Non-farm, non-residential	917	1,949	3,027	5,893	721,368	727,261
Agricultural	86	164	—	250	11,506	11,756
Farmland	856	349	664	1,869	21,286	23,155
Consumer real estate loans
Home equity lines	1,436	165	503	2,104	107,974	110,078
Single family owner occupied	7,728	2,390	3,766	13,884	606,813	620,697
Owner occupied construction	207	—	428	635	16,606	17,241
Consumer and other loans
Consumer loans	1,735	439	202	2,376	107,651	110,027
Other	22	—	—	22	4,720	4,742
Total non-covered loans	16,092	6,026	11,113	33,231	2,068,368	2,101,599
Covered loans
Commercial loans
Construction, development, and other land	—	—	—	—	28	28
Single family non-owner occupied	—	—	—	—	199	199
Non-farm, non-residential	—	—	—	—	3	3
Consumer real estate loans
Home equity lines	144	28	—	172	9,681	9,853
Single family owner occupied	—	50	—	50	2,728	2,778
Total covered loans	144	78	—	222	12,639	12,861
Total loans	$16,236	$6,104	$11,113	$33,453	$2,081,007	$2,114,460

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Restructured loans in excess of $500 thousand are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. Restructured loans under $500 thousand are subject to the reserve calculation at the historical loss rate for classified loans. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. PCI loans are generally not considered TDRs as long as the loans remain in the assigned loan pool. No covered loans were recorded as TDRs as of December 31, 2020 or 2019.

The CARES Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020, or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

Through December 31, 2020, the Company had modified a total of 3,625 loans with principal balances totaling $458.17 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of December 31, 2020, current commercial and consumer COVID-19 loan deferrals stood at $26.54 million and $5.72 million, respectively, down significantly from our peak of $436.11 million at June 30, 2020.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31,
	2020			2019
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$—	$1,326	$1,326	$—	$—	$—
Single family non-owner occupied	1,585	1,265	2,850	552	595	1,147
Non-farm, non-residential	—	2,407	2,407	—	307	307
Consumer real estate loans
Home equity lines	—	77	77	—	115	115
Single family owner occupied	229	4,927	5,156	1,790	5,305	7,095
Owner occupied construction	—	216	216	—	221	221
Consumer and other loans
Consumer loans	—	30	30	—	32	32
Total TDRs	$1,814	$10,248	$12,062	$2,342	$6,575	$8,917

Allowance for loan losses related to TDRs			$—			$353

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Interest income recognized	$473	$277	$264

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated.

	Year Ended December 31,
	2020			2019
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$50	$50	—	$—	$—
Below market interest rate and extended payment term
Single family owner occupied	—	—	—	6	887	871
Principal deferral
Construction, development, and other land development	3	1,708	1,708	—	—	—
Non-farm, non-residential	3	2,115	2,115	—	—	—
Home equity	—	—	—	1	5	2
Single family owner occupied	5	1,085	1,054	3	331	279
Total principal deferral	11	4,908	4,877	4	336	281
Total	12	$4,958	$4,927	10	$1,223	$1,152

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the periods indicated

	Year Ended December 31,
	2020		2019
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Single family owner occupied	1	$53	—	$—
Total	1	$53	—	$—

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2020	December 31, 2019
(Amounts in thousands)
Non-covered OREO	$2,083	$3,969
Total OREO	$2,083	$3,969

Non-covered OREO secured by residential real estate	$769	$2,232
Residential real estate loans in the foreclosure process(1)	4,141	1,539

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Loan Losses

The following tables present the changes in the allowance for loan losses, by loan segment, during the periods indicated. There was no allowance related to PCI loans as of December 31, 2020 or 2019.

	Year Ended December 31, 2020
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	6,583	2,760	3,325	12,668
Charge-offs	(2,769)	(558)	(3,296)	(6,623)
Recoveries	612	424	676	1,712
Net charge-offs	(2,157)	(134)	(2,620)	(4,911)
Ending balance	$14,661	$8,951	$2,570	$26,182

	Year Ended December 31, 2019
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$10,499	$6,732	$1,036	$18,267
Provision for (recovery of) loan losses charged to operations	1,411	(105)	2,265	3,571
Charge-offs	(2,548)	(1,790)	(1,923)	(6,261)
Recoveries	873	1,488	487	2,848
Net charge-offs	(1,675)	(302)	(1,436)	(3,413)
Ending balance	$10,235	$6,325	$1,865	$18,425

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated:

	December 31, 2020
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$43,716	$528
Commercial and industrial	724	—	171,486	1,024
Multi-family residential	695	—	112,852	1,417
Single family non-owner occupied	1,041	—	183,283	1,861
Non-farm, non-residential	3,916	319	714,160	9,097
Agricultural	—	—	9,728	218
Farmland	—	—	17,540	196
Total commercial loans	6,376	319	1,252,765	14,341
Consumer real estate loans
Home equity lines	—	—	95,765	799
Single family owner occupied	1,673	108	647,040	7,849
Owner occupied construction	—	—	17,567	195
Total consumer real estate loans	1,673	108	760,372	8,843
Consumer and other loans
Consumer loans	—	—	119,770	2,570
Other	—	—	6,014	—
Total consumer and other loans	—	—	125,784	2,570
Total loans, excluding PCI loans	$8,049	$427	$2,138,921	$25,754

	December 31, 2019
(Amounts in thousands)	Loans Individually Evaluated for Impairment	Allowance for Loans Individually Evaluated	Loans Collectively Evaluated for Impairment	Allowance for Loans Collectively Evaluated
Commercial loans
Construction, development, and other land	$—	$—	$30,334	$245
Commercial and industrial	—	—	95,659	699
Multi-family residential	944	—	98,201	969
Single family non-owner occupied	—	—	128,520	1,323
Non-farm, non-residential	2,575	292	591,520	6,361
Agricultural	—	—	9,458	145
Farmland	—	—	16,146	201
Total commercial loans	3,519	292	969,838	9,943
Consumer real estate loans
Home equity lines	—	—	91,999	673
Single family owner occupied	3,016	353	490,712	5,175
Owner occupied construction	—	—	16,144	124
Total consumer real estate loans	3,016	353	598,855	5,972
Consumer and other loans
Consumer loans	—	—	99,199	1,865
Other	—	—	4,742	—
Total consumer and other loans	—	—	103,941	1,865
Total loans, excluding PCI loans	$6,535	$645	$1,672,634	$17,780

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated:

	December 31, 2020		December 31, 2019
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Waccamaw commercial	$—	$—	$—	$—
Peoples commercial	—	—	4,371	—
Highlands:
1-4 family, senior-commercial	—	—	4,564	—
Construction & land development	958	—	1,956	—
Farmland and other agricultural	2,242	—	3,722	—
Multifamily	1,614	—	1,663	—
Commercial real estate-owner occupied	16,717	—	13,024	—
Commercial real estate- non-owner occupied	3,459	—	8,686	—
Commercial and industrial	814	—	2,829	—
Other	—	—	352	—
Total commercial loans	25,804	—	41,167	—
Consumer real estate loans
Waccamaw serviced home equity lines	—	—	2,121	—
Waccamaw residential	—	—	587	—
Highlands:
1-4 family, junior and HELOCS	761	—	2,157	—
1-4 family, senior-consumer	12,494	—	13,174	—
Consumer	603	—	1,341	—
Peoples residential	—	—	700	—
Total consumer real estate loans	13,858	—	20,080	—
Total PCI loans	$39,662	$—	$61,247	$—

Management believes the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2020.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. FDIC Indemnification Asset

In connection with the FDIC-assisted acquisition of Waccamaw Bank in 2012, the Company entered into loss share agreements with the FDIC in which the FDIC agrees to cover 80% of most loan and foreclosed real estate losses and reimburse certain expenses incurred in relation to those covered assets. Loss share coverage on commercial loans expired June 30, 2017, with recoveries continuing until June 30, 2020. Loss share coverage on single family loans will expire June 30, 2022. The Company’s consolidated statements of income include the expense on covered assets net of estimated reimbursements. The following table presents the changes in the FDIC indemnification asset and total covered loans for the periods indicated:

	Year Ended December 31,
	2020	2019
(Amounts in thousands)
Beginning balance	$2,883	$5,108
Net amortization	(1,690)	(2,377)
Payments to the FDIC	30	152
Ending balance	$1,223	$2,883

Covered loans	$9,680	$12,861

Note 8. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2020	2019
(Amounts in thousands)
Land	$21,693	$22,899
Buildings and leasehold improvements	50,639	52,351
Equipment	40,072	38,173
Total premises and equipment	112,404	113,423
Accumulated depreciation and amortization	(54,704)	(50,599)
Total premises and equipment, net	$57,700	$62,824

Impairment charges related to certain long-term investments in land and buildings totaled $812 thousand in 2020, $380 thousand in 2019, and $1.01 million in 2018. Depreciation and amortization expense for premises and equipment was $4.46 million in 2020, $3.45 million in 2019, and $2.91 million in 2018.

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

The Company’s current operating leases relate primarily to bank branches. Two operating leases were acquired in the Highlands transaction; neither of which were for bank branches. One of the leases was terminated in the first quarter of 2020; while the other remaining Highlands’ lease will terminate in early 2022. No ROU was recorded in the transaction due to the ROU asset related to the lease that terminates in 2022 being impaired as of the acquisition date; a lease liability was recorded for $82 thousand. The Company’s total operating leases have remaining terms of 1 – 9 years. As of December 31, 2020, the Company’s ROU asset and lease liability were $830 thousand and $891 thousand, respectively. The weighted average discount rate was 3.22%.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amount
(Amounts in thousands)
2021	$154
2022	131
2023	119
2024	117
2025 and thereafter	463
Total lease payments	984
Less: Interest	(93)
Present value of lease liabilities	$891

Lease expense was $180 thousand in 2020, $203 thousand in 2019, and $318 thousand in 2018. The Company maintained no subleases as of December 31, 2020.

Note 9. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. In October 2018, the Company sold its remaining insurance agency assets to BI in exchange for an equity interest in BI. In connection with the divestiture, the Company recognized a one-time goodwill impairment charge of $1.49 million. The Company used the fair value of the equity interest in BI as the basis for determining the goodwill impairment. The Company performed its annual assessment of goodwill during the fourth quarter of 2020 and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

The following table presents the changes in goodwill, by reporting unit, during the periods indicated:

(Amounts in thousands)
Balance January 1, 2018	$95,779
Dispositions	(1,543)
Impairment Charges	(1,492)
Balance December 31, 2018	$92,744

Balance January 1, 2019	$92,744
Acquisitions	36,821
Balance December 31, 2019	$129,565

Balance January 1, 2020	$129,565
Acquisitions and dispositions, net	—
Balance December 31, 2020	$129,565

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

As of December 31, 2020, the remaining lives of core deposit intangibles ranged from 4 years to 10 years with a weighted average remaining life of 7 years. Other identifiable intangibles currently consist primarily of the value assigned to contractual rights arising from FCWM. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2020	2019	2018
(Amounts in thousands)
Core deposit intangibles	$8,519	$8,184	$8,184
Acquisitions	—	4,490	—
Accumulated amortization	(1,450)	(4,155)	(3,158)
Core deposit intangibles, net	7,069	8,519	5,026
Other identifiable intangibles	—	—	535
Accumulated amortization	—	—	(535)
Other identifiable intangibles, net	—	—	—
Total other intangible assets, net	$7,069	$8,519	$5,026

Amortization expense for other intangible assets was $1.45 million in 2020, $997 thousand in 2019, and $1.04 million in 2018.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2020:

(Amounts in thousands)
2021	$1,446
2022	1,446
2023	878
2024	856
2025	648
2026 and thereafter	1,795
Total estimated amortization expense	$7,069

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2020	2019
(Amounts in thousands)
Noninterest-bearing demand deposits	$772,795	$627,868
Interest-bearing deposits
Interest-bearing demand deposits	598,148	497,470
Money market accounts	258,864	235,712
Savings deposits	495,821	453,240
Certificates of deposit	293,848	372,821
Individual retirement accounts	126,771	142,801
Total interest-bearing deposits	1,773,452	1,702,044
Total deposits	$2,546,247	$2,329,912

The following schedule presents the contractual maturities of time deposits, by year, as of December 31, 2020:

(Amounts in thousands)
2021	$225,521
2022	86,293
2023	45,797
2024	24,440
2025	30,820
2026 and thereafter	7,748
Total contractual maturities	$420,619

Time deposits of $250 thousand or more totaled $35.93 million as of December 31, 2020, and $53.49 million as of December 31, 2019. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2020:

(Amounts in thousands)
Three months or less	$3,372
Over three through six months	6,605
Over six through twelve months	9,841
Over twelve months	16,112
Total contractual maturities	$35,930

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2020		2019
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate
Short-term borrowings
Retail repurchase agreements	$964	0.32%	$1,601	0.14%
Long-term borrowings
Wholesale repurchase agreements	—		—
Total borrowings	$964		$1,601

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2020:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
U.S. Agency securities	$—	$—	$—	$—	$—
Municipal securities	542	—	—	—	542
Mortgage-backed Agency securities	422	—	—	—	422
Total	$964	$—	$—	$—	$964

The Company’s remaining wholesale repurchase agreement of $25 million matured during the first quarter of 2019. The Company repaid the borrowing with then current liquidity.

As of December 31, 2020, unused borrowing capacity with the FHLB totaled $292.92 million, net of FHLB letters of credit of $175.83 million. The Company pledged $840.63 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

The Company maintains a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matures in April 2021. There was no outstanding balance on the line as of December 31, 2020 or 2019.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. Certain of the Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2020. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.  The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2020			2019
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,772	$—	$465	$5,136	$—	$217
Derivatives not designated as hedges
Interest rate swaps	11,928	-	666	12,296	-	293
Total derivatives	$16,700	$—	$1,131	$17,432	$—	$510

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$85	$12	$40	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	235	-	-	Interest and fees on loans
Total derivative expense	$320	$12	$40

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

	December 31,
	2020	2019
(Amounts in thousands)
Beginning balance	$11,312	$9,265
Plan change	—	262
Service cost	310	320
Interest cost	355	404
Actuarial loss	1,217	1,570
Benefits paid	(615)	(509)
Ending balance	$12,579	$11,312

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2020	2019	2018	Income Statement Location
(Amounts in thousands)
Service cost	$310	$320	$245	Salaries and employee benefits
Interest cost	355	404	358	Other expense
Amortization of prior service cost	201	257	228	Other expense
Amortization of losses	186	20	57	Other expense
Net periodic cost	$1,052	$1,001	$888

Assumed discount rate	2.53%	3.10%	4.28%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2020:

(Amounts in thousands)
2021	$664
2022	675
2023	675
2024	717
2025	707
2026 through 2030	3,694

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2020 or 2019. There was no deferred compensation plan expense in 2020,  2019 , or 2018.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2020, stop-loss insurance coverage generally limits the Company’s risk of loss to $200 thousand for individual claims and $6.00 million for aggregate claims. Health plan expenses were $4.17 million in 2020, $3.97 million in 2019, and $3.72 million in 2018.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.51 million in 2020, $1.10 million in 2019, and $1.06 million in 2018. The KSOP held 351,222 shares of the Company’s common stock as of December 31, 2020, 346,833 shares as of December 31, 2019, and 366,969 shares as of December 31, 2018.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2020, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms. The 2012 Plan authorized 600,000 shares available for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Grants issued under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Pre-tax compensation expense	$1,643	$1,481	$1,158
Excess tax benefit	—	—	95

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2020:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2020	147,200	$21.10
Granted	—	—
Exercised	—	—
Canceled/Expired	(32,921)	26.44
Outstanding, December 31, 2020	114,279	$19.56	4.52	$432
Exercisable, December 31, 2020	114,279	$19.56	4.52	$432

There were no options granted in 2020 or 2019.

There was no options exercised in 2020; the intrinsic value of options was exercised was $150 thousand in 2019, and $423 thousand in 2018. As of December 31, 2020, there were no nonvested stock options or unrecognized expense. The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2020:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2020	57,653	$31.93
Granted	89,097	21.20
Vested	(57,962)	25.28
Canceled	(3,873)	29.92
Nonvested, December 31, 2020	84,915	$25.31

As of December 31, 2020, unrecognized compensation cost related to nonvested restricted stock awards totaled $1.38 million with an expected weighted average recognition period of 1.83 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Other operating income
Bank owned life insurance	$814	$916	$687
Other(1)	3,555	1,888	1,861
Total other operating income	$4,369	$2,804	$2,548

Other operating expense
OREO expense and net loss	414	1,494	1,549
Telephone and data communications	2,188	1,404	1,333
Office supplies	660	647	1,045
Other(1)	9,148	8,384	8,800
Total other operating expense	$12,410	$11,929	$12,727

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 15. Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Current tax expense:
Federal	$10,048	$9,603	$7,201
State	1,643	1,554	1,233
Total current tax expense	11,691	11,157	8,434

Deferred tax expense (benefit):
Federal	(1,266)	(152)	296
State	(239)	(11)	52
Total deferred tax expense (benefit)	(1,505)	(163)	348
Total income tax expense	$10,186	$10,994	$8,782

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

	Year Ended December 31,
	2020		2019		2018
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$9,683	21.00%	$10,457	21.00%	$9,475	21.00%
State income tax, net of federal benefit	1,109	3.12%	1,220	3.12%	1,016	2.25%
	10,792	24.12%	11,677	24.12%	10,491	23.25%
Increase (decrease) resulting from:
Tax-exempt interest income	(500)	(1.51)%	(637)	(1.28)%	(702)	(1.56)%
Nondeductible goodwill impairment and disposition	—	0.00%	—	0.00%	569	1.26%
Bank owned life insurance	(139)	(0.42)%	(249)	(0.50)%	(144)	(0.32)%
Deferred tax revaluation	—	0.00%	(98)	(0.20)%	(1,669)	(3.70)%
Other items, net	33	(0.10)%	301	0.10%	237	0.53%
Income tax at the effective tax rate	$10,186	22.09%	$10,994	22.24%	$8,782	19.46%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2020	2019
Deferred tax assets
Allowance for loan losses	$6,128	$4,312
Unrealized asset losses	545	540
Purchase accounting	2,559	3,689
FDIC assisted transactions	1,685	1,597
Intangible assets	217	745
Deferred compensation assets	4,048	4,079
Federal net operating loss carryforward	4,093	4,279
Deferred loan fees	2,401	1,247
Other	1,816	1,746
Total deferred tax assets	23,492	22,234

Deferred tax liabilities
FDIC indemnification asset	286	675
Fixed assets	2,450	1,080
Odd days interest deferral	1,482	1,912
Unrealized gains on available for sale securities	257	230
Other	287	399
Total deferred tax liabilities	4,762	4,296
Net deferred tax asset	$18,730	$17,938

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2020 or 2019. The Company had no deferred tax valuation allowance recorded as of December 31, 2020 or 2019, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state tax departments for the years ended December 31, 2017 through 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2018	$975	$(1,815)	$(840)
Other comprehensive (loss) income before reclassifications	(1,748)	446	(1,302)
Reclassified from AOCI	488	225	713
Other comprehensive (loss) income, net	(1,260)	671	(589)
Balance December 31, 2018	$(285)	$(1,144)	$(1,429)

Balance January 1, 2019	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss) before reclassifications	1,117	(1,448)	(331)
Reclassified from AOCI	34	220	254
Other comprehensive income (loss), net	1,151	(1,228)	(77)
Balance December 31, 2019	$866	$(2,372)	$(1,506)

Balance January 1, 2020	$866	$(2,372)	$(1,506)
Other comprehensive income (loss) before reclassifications	544	(961)	(417)
Reclassified from AOCI	(304)	304	—
Other comprehensive income (loss), net	240	(657)	(417)
Balance December 31, 2020	$1,106	$(3,029)	$(1,923)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2020	2019	2018	Line Item Affected
Available-for-sale securities
(Losses) gains recognized	$(385)	$43	$618	Net loss on sale of securities
Reclassified out of AOCI, before tax	(385)	43	618	Income before income taxes
Income tax benefit	81	(9)	(130)	Income tax expense
Reclassified out of AOCI, net of tax	(304)	34	488	Net income
Employee benefit plans
Amortization of prior service cost	201	257	228	Other operating expense
Amortization of net actuarial loss	185	21	57	Other operating expense
Reclassified out of AOCI, before tax	386	278	285	Income before income taxes
Income tax expense	(82)	(58)	(60)	Income tax expense
Reclassified out of AOCI, net of tax	304	220	225	Net income
Total reclassified out of AOCI, net of tax	$—	$254	$713	Net income

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$551	$—	$551	$—
Municipal securities	44,459	—	44,459	—
Mortgage-backed Agency securities	38,348	—	38,348	—
Total available-for-sale debt securities	83,358	—	83,358	—
Equity securities	55	—	55	—
Fair value loans	17,831	—	—	17,831
Deferred compensation assets	4,181	4,181	—	—
Deferred compensation liabilities	4,181	4,181	—	—
Derivative liabilities	1,131	—	1,131	—

	December 31, 2019
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,034	$—	$5,034	$—
Municipal securities	86,878	—	86,878	—
Mortgage-backed Agency securities	77,662	—	77,662	—
Total available-for-sale debt securities	169,574	—	169,574	—
Equity securities	55	—	55	—
Fair value loans	17,942	—	—	17,942
Deferred compensation assets	3,990	3,990	—	—
Deferred compensation liabilities	3,990	3,990	—	—
Derivative liabilities	510	—	510	—

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2019	$5,412
Transfer of certain loans into Level 3 (Highlands acquisition)	12,295
Changes in fair value	522
Changes due to principal reduction	(287)
Balance December 31, 2019	$17,942

Balance January 1, 2020	$17,942
Changes in fair value	621
Changes due to principal reduction	(732)
Balance December 31, 2020	$17,831

 No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2020.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$979	$—	$—	$979
OREO, non-covered	2,083	—	—	2,083

	December 31, 2019
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, non-covered	$1,828	$—	$—	$1,828
OREO, non-covered	3,969	—	—	3,969

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	Discount Range (Weighted Average)
	Technique	Input	December 31, 2020		December 31, 2019

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	22% to 38%	(30)%	22% to 36%	(26)%
OREO, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	8% to 77%	(25)%	15% to 100%	(8)%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$456,561	$456,561	$456,561	$—	$—
Debt securities available for sale	83,358	83,358	—	83,358	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,160,450	2,126,221	—	—	2,126,221
FDIC indemnification asset	1,223	509	—	—	509
Interest receivable	9,052	9,052	—	9,052	—
Deferred compensation assets	4,181	4,181	4,181	—	—

Liabilities
Time deposits	420,619	423,120	—	423,120	—
Securities sold under agreements to repurchase	964	964	—	964	—
Interest payable	582	582	—	582	—
Deferred compensation liabilities	4,181	4,181	4,181	—	—
Derivative liabilities	1,131	1,131	—	1,131	—

	December 31, 2019
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$217,009	$217,009	$217,009	$—	$—
Debt securities available for sale	169,574	169,574	—	169,574	—
Equity securities	55	55	—	55	—
Loans held for sale	263	263			263
Loans held for investment, net of allowance	2,096,035	2,068,257	—	—	2,068,257
FDIC indemnification asset	2,883	1,201	—	—	1,201
Interest receivable	6,677	6,677	—	6,677	—
Deferred compensation assets	3,990	3,990	3,990	—	—

Liabilities
Time deposits	515,622	512,134	—	512,134	—
Securities sold under agreements to repurchase	1,601	1,601	—	1,601	—
Interest payable	472	472	—	472	—
Deferred compensation liabilities	3,990	3,990	3,990	—	—
Derivative liabilities	510	510	—	510	—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands, except share and per share data)
Net income	$35,926	$38,802	$36,340

Weighted average common shares outstanding, basic	17,781,748	15,690,812	16,587,504
Dilutive effect of potential common shares
Stock options	22,495	53,907	62,417
Restricted stock	11,137	11,374	16,464
Total dilutive effect of potential common shares	33,632	65,281	78,881
Weighted average common shares outstanding, diluted	17,815,380	15,756,093	16,666,385

Basic earnings per common share	$2.02	$2.47	$2.19
Diluted earnings per common share	2.02	2.46	2.18

Antidilutive potential common shares
Stock options	58,166	25	19
Restricted stock	26,900	25,853	2,736
Total potential antidilutive shares	85,066	25,878	2,755

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

	Year Ended December 31,
	2020	2019
(Amounts in thousands)
Beginning balance	$20,345	$22,033
New loans and advances	4,821	3,958
Loan repayments	(5,023)	(5,634)
Reclassifications(1)	23	(12)
Ending balance	$20,166	$20,345

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $8.04 million as of December 31, 2020, and $7.29 million as of December 31, 2019. Legal fees paid to related parties totaled $70 thousand in 2020, $150 thousand in 2019, and $67 thousand in 2018. There were no lease payments paid to related parties in 2020 2019 ,2018. Other expense paid to related parties totaled $68 thousand in 2020, $7 thousand in 2019, and $4 thousand in 2018.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2020	2019
(Amounts in thousands)
Commitments to extend credit	$229,408	$228,716
Standby letters of credit and financial guarantees(1)	179,022	167,612
Total off-balance sheet risk	408,430	396,328

Reserve for unfunded commitments	$66	$66

(1)	Includes FHLB letters of credit

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2020
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$292,019	14.28%	$92,043	4.50%	$143,178	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	292,019	14.28%	122,724	6.00%	214,767	8.50%	N/A	N/A
Total risk-based capital ratio	317,595	15.53%	163,632	8.00%	173,859	10.50%	N/A	N/A
Tier 1 Leverage ratio	292,019	10.24%	114,081	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$277,449	13.57%	$92,017	4.50%	$143,137	7.00%	$132,913	6.50%
Tier 1 risk-based capital ratio	277,449	13.57%	122,689	6.00%	173,809	8.50%	163,585	8.00%
Total risk-based capital ratio	303,018	14.82%	163,585	8.00%	214,706	10.50%	204,482	10.00%
Tier 1 Leverage ratio	277,449	9.73%	114,058	4.00%	N/A	N/A	142,572	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2019
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$292,241	14.31%	$91,926	4.50%	$142,996	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	292,241	14.31%	122,568	6.00%	173,637	8.50%	N/A	N/A
Total risk-based capital ratio	310,732	15.21%	163,423	8.00%	214,493	10.50%	N/A	N/A
Tier 1 Leverage ratio	292,241	14.01%	83,408	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$262,716	12.87%	$91,860	4.50%	$142,893	7.00%	$132,686	6.50%
Tier 1 risk-based capital ratio	262,716	12.87%	122,480	6.00%	173,513	8.50%	163,306	8.00%
Total risk-based capital ratio	281,207	13.78%	163,306	8.00%	214,339	10.50%	204,133	10.00%
Tier 1 Leverage ratio	262,716	12.61%	83,313	4.00%	N/A	N/A	104,141	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2020	2019
Assets
Cash and due from banks	$10,089	$23,998
Loans to affiliates	—	184
Investment in subsidiaries	412,161	399,294
Other assets	5,089	5,888
Total assets	$427,339	$429,364

Liabilities
Other liabilities	$609	$545
Total liabilities	609	545

Stockholders' equity
Common stock	17,723	18,377
Additional paid-in capital	173,345	192,413
Retained earnings	237,585	219,535
Accumulated other comprehensive loss	(1,923)	(1,506)
Total stockholders' equity	426,730	428,819
Total liabilities and stockholders' equity	$427,339	$429,364

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2020	2019	2018
(Amounts in thousands)
Cash dividends received from subsidiary bank	$23,710	$38,500	$48,000
Other income	3	444	306
Other operating expense	1,446	1,420	2,293
Income before income taxes and equity in undistributed net income of subsidiaries	22,267	37,524	46,013
Income tax benefit	(375)	(276)	(595)
Income before equity in undistributed net income of subsidiaries	22,642	37,800	46,608
Equity in (dividends in excess) of undistributed net income of subsidiaries	13,284	1,002	(10,268)
Net income	$35,926	$38,802	$36,340

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2020	2019	2018
Operating activities
Net income	$35,926	$38,802	$36,340
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	1,047	1,865	1,509
Net cash provided by operating activities	36,973	40,667	37,849
Investing activities
Dividends in excess of undistributed net income of subsidiaries	(13,284)	(1,002)	10,268
Net cash provided by investing activities	(13,284)	(1,002)	10,268
Financing activities
Proceeds from issuance of common stock	—	136	832
Payments for repurchase of common stock	(21,872)	(16,362)	(34,412)
Payments of common dividends	(17,876)	(15,060)	(21,090)
Net change in other financing activities	2,150	1,893	1,063
Net cash used in financing activities	(37,598)	(29,393)	(53,607)
Net increase (decrease) in cash and cash equivalents	(13,909)	10,272	(5,490)
Cash and cash equivalents at beginning of period	23,998	13,726	19,216
Cash and cash equivalents at end of period	$10,089	$23,998	$13,726

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$29,509	$27,786	$27,995	$28,746
Interest expense	1,827	1,447	1,161	1,029
Net interest income	27,682	26,339	26,834	27,717
Provision for loan losses	3,500	3,831	4,703	634
Net interest income after provision	24,182	22,508	22,131	27,083
Noninterest income, excluding net loss on sale of securities	7,164	6,913	7,638	7,733
Net loss on sale of securities	385	—	—	—
Noninterest expense	21,664	18,913	19,171	19,877
Income before income taxes	10,067	10,508	10,598	14,939
Income tax expense	2,195	2,270	2,332	3,389
Net income	$7,872	$8,238	$8,266	$11,550

Basic earnings per common share	$0.44	$0.47	$0.47	$0.65
Diluted earnings per common share	0.44	0.46	0.47	0.65
Dividends per common share	0.25	0.25	0.25	0.25

Weighted average basic shares outstanding	17,998,994	17,701,853	17,710,283	17,717,356
Weighted average diluted shares outstanding	18,050,071	17,728,300	17,732,428	17,751,805

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$23,611	$24,382	$23,605	$23,370
Interest expense	1,425	1,393	1,384	1,313
Net interest income	22,186	22,989	22,221	22,057
Provision for loan losses	1,220	1,585	675	91
Net interest income after provision	20,966	21,404	21,546	21,966
Noninterest income, excluding net loss on sale of securities	8,080	8,692	7,634	9,314
Net loss on sale of securities	—	(43)	—	—
Noninterest expense	16,785	16,651	17,444	18,883
Income before income taxes	12,261	13,402	11,736	12,397
Income tax expense	2,630	2,951	2,580	2,833
Net income	$9,631	$10,451	$9,156	$9,564

Basic earnings per common share	$0.61	$0.67	$0.59	$0.61
Diluted earnings per common share	0.60	0.66	0.58	0.61
Dividends per common share	0.21	0.25	0.25	0.25

Weighted average basic shares outstanding	15,839,424	15,712,204	15,603,992	15,611,093
Weighted average diluted shares outstanding	15,920,950	15,775,320	15,664,587	15,670,047

- Report of Independent Registered Public Accounting Firm -

Board of Directors and the Stockholders

First Community Bankshares, Inc. and Subsidiary

Bluefield, Virginia