Form 10-K/A
period 2020-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2021-04-02
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

First Community Bankshares, Inc. (the “Company”) is filing this Form 10-K/A (the “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Filing”), as filed with the Securities and Exchange Commission (“SEC”) on March 12, 2021, for the sole purpose of including information  that was inadvertently omitted in the EDGAR preparation process.  Specifically, the following information was excluded in the Original Filing :

Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements

Management’s Assessment of Internal Control over Financial Reporting

Report of Independent Registered Public Accounting Firm on Management’s Assessment of Internal Control Over Financial Reporting

Item 9 – Changes in Disagreements with Accounting and Financial Disclosure (none)

Item 9A – Controls and Procedures

Item 9B – Other Information (none)

All of Part III, including:

Item 10 – Directors, Executive Officers and Corporate Governance

Item 11 – Executive Compensation

Item 12 – Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 – Certain Relationships and Related Transactions and Director Independence

Item 14 – Principal Accounting Fees and Services

Part IV:

Item 15 – Exhibits, Financial Statement Schedules

Signatures

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing in its entirety.  However, this Form 10-K/A is only amended to include those sections identified above, and no other information in the Original Filing is amended hereby.  Other than the foregoing, and the new certifications required under the Securities and Exchange Act of 1934, the Original Filing is not being amended or updated in any respect.  Accordingly, this Form 10-K/A should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

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

Table of Cont
ents

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLID

ATED FINANCIAL STATEMENTS

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

Board of Directors and the Stockholders

First Community Bankshares, Inc. and Subsidiary

Bluefield, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. and Subsidiary (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

The allowance for loan losses (‘ALL’) was $26.2 million at December 31, 2020. As described in Note 1 to the consolidated financial statements, the Company’s allowance for loan losses is reviewed quarterly to determine if it is sufficient to absorb probable loan losses in the portfolio. The allowance for loan losses consists of specific reserves assigned to impaired loans and credit relationships and general reserves assigned to unimpaired loans that have been segmented into loan classes with similar risk characteristics. General reserve allocations are based on management’s judgments of qualitative and quantitative factors that include, but are not limited to, general economic conditions, changes in credit concentrations or pledged collateral, historical loan loss experience, and trends in portfolio volume, maturities, composition, delinquencies, and nonaccruals. Specific reserves assigned to impaired loans and credit relationships are measured based upon either the present value of expected future cash flows discounted at the loan’s effective interest rate or the net realizable value of the collateral if the loan is collateral dependent.

We identified the Company’s estimate of the ALL as a critical audit matter. The principal considerations for our determination included the high degree of judgment and subjectivity in management’s identification and measurement of the qualitative factors within the general reserve. This required a high degree of judgment in selecting the auditor procedures to evaluate management’s estimate of the ALL, particularly as it relates to the identification and measurement of the qualitative factors.

The primary procedures we performed to address this critical audit matter included:

●

We tested the design and operating effectiveness of the Company’s controls over the qualitative factors within the general reserve, including controls over the completeness and accuracy of data utilized in assessing the qualitative factors, management’s determination of the assumptions used to develop and adjust the qualitative factors, and the mathematical accuracy of the allowance calculation, including the application of the qualitative factors by loan class within the model.

●	We reconciled the loan portfolio data in the model to the Company’s core system by loan class.

●	We tested the appropriateness of management’s qualitative factors by evaluating the underlying data used to derive the qualitative factors.

●	We tested the mathematical accuracy of management’s calculation, including the mathematical application of the qualitative factors by loan class to adjust the historical loss factors.

●	We evaluated the reasonableness of the qualitative factor adjustments based on the underlying data, including the Company’s loan portfolio and economic trends.

●	We assessed relevant trends in credit quality and evaluated the relationship of the trends to the identification of relevant qualitative factors and directional consistency of the qualitative factors.

Goodwill Impairment Assessment

The Company's goodwill balance was $129.6 million at December 31, 2020.  As described in Note 1 to the consolidated financial statements, goodwill is allocated to the Company’s one reporting unit. Goodwill is tested for impairment annually, or more frequently if events or circumstances indicate there may be impairment. If management concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount or the Company elects to forego the qualitative assessment, a quantitative test is performed.  The quantitative analysis provides management with an estimated fair value of the reporting unit.  The determination of the fair value of the reporting unit requires management to make significant judgements and assumptions, including cash flows for the forecasted period, guideline public companies, the discount rate, implied control premiums, and other applicable assumptions.

We identified the Company’s goodwill impairment assessment as a critical audit matter. Management makes estimates and assumptions at the reporting unit level regarding cash flows for the forecasted period, guideline public companies, the discount rate, and implied control premiums, which includes a high degree of judgment and subjectivity. Given these factors, auditing management’s estimates and assumptions required a higher degree of judgment and subjectivity. In addition, the extent of audit effort included the use of the firm’s internal valuation specialists to assist in evaluating the appropriateness of management’s judgments.

The primary procedures we performed to address this critical audit matter included:

●

We tested the design and operating effectiveness of controls relating to management’s goodwill impairment assessment process, including controls over management’s review of the significant inputs and assumptions utilized in determining the reporting unit fair value.

●

We evaluated the historical cash flows of the reporting unit as compared to the forecasted cash flows and assessed the reasonableness of the forecasted cash flow assumptions. We also considered evidence gathered in other areas of the audit and the potential impact that could have on the assumptions used within the calculation.

●

With the assistance of our internal valuation specialists, we evaluated the reasonableness of management’s valuation methods and primary assumptions utilized, including the discount rate and implied control premiums, in determining the reporting unit’s estimated fair value.

●	We evaluated subsequent events and transactions and considered whether they corroborated or contradicted the Company’s conclusion.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company’s auditor since 2006.

Asheville, North Carolina

March 12, 2021

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2020.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2020. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, appears hereafter in Item 8 of this Annual Report on  Form 10-K.

Dated this 12th day of March  2021.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

Board of Directors and Stockholders

First Community Bankshares, Inc. and Subsidiary

Bluefield, Virginia

Opinion on Internal Control Over Financial Reporting

We have audited First Community Bankshares, Inc. and Subsidiary (the “Company”)'s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Community Bankshares, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of First Community Bankshares, Inc. and Subsidiary as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020, and our report dated March 12, 2021, expressed an unqualified opinion on those consolidated financial statements.

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

March 12, 2021

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

M. Adam Sarver

Member/Co-Manager, Main Street Builders, LLC, Eastern Door & Glass, LLC, Longview Properties LLC, and Clover Leaf Properties, LLC

William P. Stafford, II

Chief Executive Officer, First Community Bankshares, Inc.; Attorney at Law, Brewster, Morhous, Cameron, Caruth, Moore, Kersey & Stafford, PLLC

Harriet B. Price

Chief Financial Officer, Price-Williams Realty, Inc.

Executive Officers, First Community Bankshares, Inc

William P. Stafford, II Chief Executive Officer Gary R. Mills President Sarah W. Harmon General Counsel and Secretary	David D. Brown Chief Financial Officer Jason R. Belcher Chief Operating Officer

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

President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 27, 2021 (“2021 Annual Meeting”) under the headings “Proposal 1: Election of Directors, 2021,” “Nominees for the Class of 2023,” “Incumbent Directors,” “Non-Director Named Executive Officers,” “Corporate Governance,” and “Delinquent Section 16(a) Reports.”

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on April 28, 2020.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” and “Director Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	57,438	$19.59	218,266
Equity compensation plans not approved by security holders(2)	56,841	19.54	—
Total	114,279		218,266

(1) Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan
(2) Includes the 2001 Directors' Option Plan and 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2012 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting under the headings “Corporate Governance” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The information required in this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting under the heading “Independent Registered Public Accounting Firm.”

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
101***

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) Consolidated Statements of Income for the years ended December 31, 2020, 2019, and 2018; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019, and 2018; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2020, 2019, and 2018; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018; and (vi) Notes to Consolidated Financial Statements

104	The cover page of First Community Bankshares, Inc. Annual Report on Form 10-K/A for the year ended December 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of March, 2021.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer and Director	March 12, 2021
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 12, 2021
David D. Brown

/s/ C. William Davis	Director	March 12, 2021
C. William Davis

/s/ Richard S. Johnson	Director	March 12, 2021
Richard S. Johnson

/s/ Gary R. Mills	President and Director	March 12, 2021
Gary R. Mills

/s/ M. Adam Sarver	Director	March 12, 2021
M. Adam Sarver

/s/ Samuel L. Elmore	Director	March 12, 2021
Samuel L. Elmor

/s/ Harriet B. Price	Director	March 12, 2021
Harriet B. Price