Form 10-Q
period 2021-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2021-05-07
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
or

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
☐ Yes ☑ No

As of May 04, 2021, there were 17,538,048 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	inflation, interest rate, market and monetary fluctuations;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the growth and profitability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. Further, statements about the potential effects of the COVID-19 pandemic on our business, financial condition, liquidity and results of operations may contain forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this report and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2021	2020(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$54,863	$58,404
Federal funds sold	570,486	395,756
Interest-bearing deposits in banks	3,396	2,401
Total cash and cash equivalents	628,745	456,561
Debt securities available for sale	87,643	83,358
Loans held for investment, net of unearned income (includes covered loans of $9,041 and $9,680, respectively)	2,146,640	2,186,632
Allowance for credit losses	(34,563)	(26,182)
Loans held for investment, net	2,112,077	2,160,450
FDIC indemnification asset	946	1,223
Premises and equipment, net	57,371	57,700
Other real estate owned	1,740	2,083
Interest receivable	8,724	9,052
Goodwill	129,565	129,565
Other intangible assets	6,712	7,069
Other assets	106,543	104,075
Total assets	$3,140,066	$3,011,136

Liabilities
Deposits
Noninterest-bearing	$824,576	$772,795
Interest-bearing	1,848,524	1,773,452
Total deposits	2,673,100	2,546,247
Securities sold under agreements to repurchase	1,519	964
Interest, taxes, and other liabilities	39,448	37,195
Total liabilities	2,714,067	2,584,406

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,376,278 shares issued and 17,592,009 outstanding at March 31, 2021; 24,319,076 shares issued and 17,722,507 outstanding at December 31, 2020	17,592	17,723
Additional paid-in capital	169,173	173,345
Retained earnings	241,889	237,585
Accumulated other comprehensive loss	(2,655)	(1,923)
Total stockholders' equity	425,999	426,730
Total liabilities and stockholders' equity	$3,140,066	$3,011,136

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2021	2020
Interest income
Interest and fees on loans	$26,540	$28,058
Interest on securities -- taxable	198	380
Interest on securities -- tax-exempt	297	538
Interest on deposits in banks	116	533
Total interest income	27,151	29,509
Interest expense
Interest on deposits	869	1,825
Interest on short-term borrowings	-	2
Total interest expense	869	1,827
Net interest income	26,282	27,682
(Recovery of) provision for credit losses	(4,001)	3,500
Net interest income after provision for loan losses	30,283	24,182
Noninterest income
Wealth management	881	844
Service charges on deposits	3,031	3,731
Other service charges and fees	3,022	2,231
Net gain on sale of securities	-	385
Net FDIC indemnification asset amortization	(280)	(486)
Other operating income	915	844
Total noninterest income	7,569	7,549
Noninterest expense
Salaries and employee benefits	10,884	11,386
Occupancy expense	1,275	1,315
Furniture and equipment expense	1,367	1,384
Service fees	1,335	1,523
Advertising and public relations	335	512
Professional fees	466	233
Amortization of intangibles	357	361
FDIC premiums and assessments	199	-
Merger expenses	-	1,893
Other operating expense	2,602	3,057
Total noninterest expense	18,820	21,664
Income before income taxes	19,032	10,067
Income tax expense	4,430	2,195
Net income	$14,602	$7,872

Earnings per common share
Basic	$0.83	$0.44
Diluted	0.82	0.44
Weighted average shares outstanding
Basic	17,669,937	17,998,994
Diluted	17,729,185	18,050,071

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2021	2020
(Amounts in thousands)
Net income	$14,602	$7,872
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	(817)	1,199
Reclassification adjustment for net (gains) recognized in net income	-	(385)
Net unrealized (losses) gains on available-for-sale debt securities	(817)	814
Employee benefit plans:
Net actuarial (loss)	(206)	(446)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	97	97
Net unrealized (losses) on employee benefit plans	(109)	(349)
Other comprehensive (loss) income, before tax	(926)	465
Income tax (benefit) expense	(194)	98
Other comprehensive (loss) income, net of tax	(732)	367
Total comprehensive income	$13,870	$8,239

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
March 31, 2021 and 2020

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2020	$-	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	-	-	7,872	-	7,872
Other comprehensive income	-	-	-	-	367	367
Common dividends declared -- $0.25 per share	-	-	-	(4,593)	-	(4,593)
Equity-based compensation expense	-	51	788	-	-	839
Issuance of common stock to 401(k) plan -- 6,617 shares	-	7	167	-	-	174
Repurchase of common shares -- 734,653 shares at $29.77 per share	-	(735)	(21,137)	-	-	(21,872)
Balance March 31, 2020	$-	$17,700	$172,231	$222,814	$(1,139)	$411,606

Balance January 1, 2021	$-	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	-	-	-	(5,870)	-	(5,870)
Net income	-	-	-	14,602	-	14,602
Other comprehensive income	-	-	-	-	(732)	(732)
Common dividends declared -- $0.25 per share	-	-	-	(4,428)	-	(4,428)
Equity-based compensation expense	-	51	483	-	-	534
Issuance of common stock to 401(k) plan -- 5,652 shares	-	6	142	-	-	148
Repurchase of common shares -- 187,700 shares at $26.56 per share	-	(188)	(4,797)	-	-	(4,985)
Balance March 31, 2021	$-	$17,592	$169,173	$241,889	$(2,655)	$425,999

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2021	2020
Operating activities
Net income	$14,602	$7,872
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery of) provision for credit losses	(4,001)	3,500
Depreciation and amortization of premises and equipment	1,125	1,090
Amortization of premiums on investments, net	85	1,243
Amortization of FDIC indemnification asset, net	280	486
Amortization of intangible assets	357	361
Accretion on acquired loans	(1,187)	(1,954)
Equity-based compensation expense	402	839
Issuance of common stock to 401(k) plan	148	174
Gain on sale of premises and equipment, net	(64)	(1)
Loss on sale of other real estate owned	316	300
Gain on sale of securities	-	(385)
Decrease in accrued interest receivable	328	560
Decrease/Increase in other operating activities	224	(2,712)
Net cash provided by operating activities	12,615	11,373
Investing activities
Proceeds from sale of securities available for sale	-	51,027
Proceeds from maturities, prepayments, and calls of securities available for sale	6,489	10,751
Payments to acquire securities available for sale	(11,675)	-
Proceeds from repayment of loans, net	45,985	19,052
Proceeds from (Purchase of) FHLB stock, net	1,012	(12)
Payments to the FDIC	(3)	(35)
Proceeds from sale of premises and equipment	128	5
Payments to acquire premises and equipment	(922)	(1,580)
Proceeds from sale of other real estate owned	428	1,279
Net cash provided by investing activities	41,442	80,487
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	51,781	(7,576)
Increase (decrease) in interest-bearing deposits, net	75,072	(33,922)
Proceeds from (repayments) of securities sold under agreements to repurchase, net	555	(253)
Repayments of FHLB and other borrowings, net	-	960
Proceeds from stock options exercised	132	-
Payments for repurchase of common stock	(4,985)	(21,872)
Payments of common dividends	(4,428)	(4,593)
Net cash provided by (used in) financing activities	118,127	(67,256)
Net increase in cash and cash equivalents	172,184	24,604
Cash and cash equivalents at beginning of period	456,561	217,009
Cash and cash equivalents at end of period	$628,745	$241,613

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,072	$1,514
Cash paid for income taxes	4,744	1,454

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	460	377
Loans originated to finance other real estate owned	59	265
(Increase) decrease in accumulated other comprehensive loss	(732)	367

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2021. The condensed consolidated balance sheet as of December 31, 2020, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2020 Form 10-K.

Allowance for Credit Losses (“ACL”)

On January 1,  2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities, and unfunded commitments.  The Company applied the ASU’s provisions using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2021.  The cumulative-effect adjustment was a decrease to retained earnings net of tax of $5.87 million. The Company is not required to restate comparative prior periods presented in the financial statements utilizing this method; but will present comparative prior periods disclosures using the previous accounting guidance for the allowance for loan losses.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and reason for the change, which is solely a result of the adoption of the required standard.

ACL – Investment Securities

The Company uses a systematic methodology to determine its ACL for investment securities held-to-maturity.  The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the held-to-maturity portfolio.  The Company considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio.  The Company’s estimate of its ACL involves a high degree of judgement; therefore the the process for determining expected credit losses may result in a range of expected credit losses.  The Company  monitors the held-to-maturity portfolio to determine if a valuation account is necessary.  The Company currently has no held-to-maturity investment securities.

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of March 31, 2021, the accrued interest receivable for investment securities available for sale was $406 thousand.

The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote.  The Company does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero.  Nonpayment of the amortized cost basis is not expected to be zero solely on the basis of the current value of collateral securing the security but, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate change since purchase, volatility of the security’s fair value and historical loss information for financial assets securitized with similar collateral. The Company performed an analysis that determined that the following securities have a zero expected credit loss:  U.S. Treasury Securities, Agency-Backed Securities including Ginnie Mae Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Banks (“FFCB”) and Small Business Administration (“SBA”).  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies.  These securities are included in Government-Sponsored Entities Debt and Mortgage-Backed Securities line items in the Investment Securities footnote.  Municipal securities and all other securities that do not have a zero expected credit loss will be evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.

The Company no longer evaluates securities for other-than-temporary impairment (“OTTI”), as ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” changes the accounting for recognizing impairment on available-for-sale debt securities.  Each quarter, the Company evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value.  The nature of the collateral is considered along with potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors.  Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses in the Statement of Income and establish an allowance for credit losses on the Balance Sheet.

ACL – Loans

The ACL is an estimate of losses that will result from the inability of borrowers to make required loan payments.  The Company established the incremental increase in the ACL at the adoption through retained earnings and subsequent adjustments will be made through a provision for credit losses charged to earnings.  Loans charged off are recorded against the ACL and subsequent recoveries increase the ACL when they are recognized.

A systematic methodology is used to determine ACL for loans held for investment and certain off-balance sheet credit exposures.  The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio.  Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio.  The Company’s estimate of its ACL involves a high degree of judgement and reflects management’s best estimate within the range of expected credit losses.  The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses.  The Company’s ACL is calculated using collectively evaluated and individually evaluated loans.

The Company collectively evaluates loans that share similar risk characteristics.  In general, loans are segmented by loan purpose.  The Company collectively evaluates loans within the following consumer and commercial segments:  Loans secured by 1-4 Family Properties, Home Equity Lines of Credit (“HELOC”), Owner Occupied Construction Loans, Consumer Loans, Commercial and Industrial, Multi-family, Non-farm/Non-residential Property, Commercial Construction/A&D/other Land Loans, Agricultural Loans, Credit Card Loans, Loans Secured by Farmland, and Other Consumer Loans (Overdrafts).

For collectively evaluated loans, the Company uses a combination of discounted cash flow and remaining life to estimate expected credit losses.

In addition to its own loss experience, management also includes peer bank historical loss experience in its assessment of expected credit losses to determine the ACL.  The Company utilized call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle.  Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics.  Also considered were further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated.  For the majority of the segments of collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology.

Management considers forward-looking information in estimated expected credit losses.  The Company subscribes to a third-party service which provides summary detail of dozens of economic forecasts.  Using that information and other publicly available economic forecasts, management determines the economic variables to use for the one-year reasonable and supportable forecast period.  Management has determined that the forecast period is consistent with how the Company has historically forecasted for its profitability planning and capital management.  Management has evaluated the appropriateness of the reasonable and supportable forecast for the current period along with the inputs used in the estimation of expected credit losses.  For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information over eight quarters using a straight-line approach.  Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique.

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process.  These qualitative adjustments either increase or decrease the quantitative model estimation.  Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following:  1) changes in lending polices and procedures, 2) changes in economic conditions, 3) changes in portfolio nature and volume, 4) changes in management, 5) changes in past due loans, 6) changes in the quality of the Company’s credit review system, 7) changes in the value of underlying collateral, 8) the effect of concentrations of credit, and 9) the effect of other external factors.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company currently maintains a net book balance threshold of $500,000 for individually-evaluated loans . Generally, individually-evaluated loans other than Troubled Debt Restructurings, otherwise referred to herein as “TDRs,” are on nonaccrual status. Based on the threshold above, consumer loans will generally remain in pools unless they meet the dollar threshold and foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

Management measures expected credit losses over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e. the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL.

Purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition date, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the fair value and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired purchased credit impaired loans were treated as PCD loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of March 31, 2021, the accrued interest receivable for loans was $8.31 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of March 31, 2021, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $465 thousand. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During the year of 2020 and continuing into 2021, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.  As COVID-19 events unfolded during 2020 and 2021, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.

Potential Effects of COVID-19 –

The adverse impact of COVID-19 to the economy has impaired some of the Company’s customers’ ability to fulfill their financial obligations to the Company, reducing interest income on loans or increasing loan losses. In keeping with Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the Company continues to work with COVID-19 affected borrowers to defer loan payments, interest, and fees.   As of March 31, 2021, total COVID-19 loan deferrals stood at $17.48 million, down significantly from our peak of $436.11 million at June 30, 2020.  Deferred interest and fees for these loans will continue to accrue to income under normal GAAP accounting.  However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. At this time, the Company is unable to project the materiality of any such impact.

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company is participating in the Paycheck Protection Program (“PPP”), administered by the SBA, in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through March 31, 2021 the Company processed1,165 loans with original principal balances totaling $85.21 million through both the first and second rounds of the PPP. As of March 31, 2021, $32.73 million or 39.21%, of the Company's Paycheck Protection Program loan balances have been forgiven by the SBA. As of March 31, 2021, 53.58% of the Company's first round Paycheck Protection Program loan balances had been forgiven.

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

Recent Accounting Standards

Standards Adopted in 2021

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU purportedly requires earlier recording of credit losses on loans and other financial assets held by financial institutions and other organizations. This ASU also requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  It further requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses in investments in debt securities and purchased financial assets with credit deterioration.  The Company adopted the new standard as of January 1, 2021.  The standard was applied using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2021.  Under this method, comparative periods will not be required to be restated for financial statements related to Topic 326.  Comparative prior period disclosures will be presented using the guidance for the allowance for loan losses.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and the reasons for the change, which is solely a result of the adoption of the required standard.  This standard did not have a material impact on our investment securities portfolio at implementation.  Related to the implementation of the standard, the Company recorded an additional ACL for loans of $13.11 million, deferred tax assets of $1.81 million, and additional reserve for unfunded commitments of $509 thousand and an adjustment to retained earnings of $5.87 million.  See the table below for the impact of ASU 2016-13 on the Company’s consolidated balance sheet.

	January 1, 2021
	As Reported	Pre-	Impact of
	Under	ASU 2016-13	ASU 2016-13
	ASU 2016-13	Adoption	Adoption

Assets:
Non-covered loans held for investment
Allowance for credit losses on debt securities
Investment securities - available for sale	$83,358	$83,358	$-	A
Loans
Non-acquired loans and acquired performing loans	2,146,972	2,146,972	-
Acquired purchased deteriorated loans	45,535	39,660	5,875	B
Allowance for credit losses on loans	(39,289)	(26,182)	(13,107)	C
Deferred tax asset	19,306	17,493	1,813	D
Accrued interest receivable - loans	9,109	9,052	57	B

Liabilities
Allowance for credit losses on off-balance sheet
credit exposures	575	66	509	E

Equity:
Retained earnings	231,714	237,585	(5,871)	F

A.	Per our analysis no ACL was necessary for investment securities available-for-sale.
B.	Accrued interest receivable from acquired credit impaired loans of $57 thousand was reclassed to other assets and was offset by the reclass of the grossed up credit discount on acquired credit impaired loans of $57 thousand that was moved to the ACL for the purchased credit deteriorated loans.
C.	Calculated adjustment to the ACL related to the adoption of ASU 2016-13. Additional reserve related to purchased deteriorated loans of $5.88 million.
D.	Effect of deferred tax assets related to the adjustment to the ACL form the adoption of ASU 2016-13 using a 23.37% tax rate.
E.	Adjustment to the reserve for unfunded commitments related to the adoption of ASU 2016-13.
F.	Net adjustment to retained earnings related to the adoption of ASU 2016-13.

In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. This ASU simplifies the accounting for income taxes by removing certain exceptions to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition for deferred tax liabilities for outside basis differences. The Company adopted this ASU as of January 1, 2021, and it did not have a material effect on the Company's financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Debt Securities

There was no allowance for credit losses for investments as of March 31, 2021; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$534	$-	$(4)	$530
Municipal securities	40,125	370	-	40,495
Mortgage-backed Agency securities	46,402	957	(741)	46,618
Total	$87,061	$1,327	$(745)	$87,643

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$555	$—	$(4)	$551
Municipal securities	43,950	509	—	44,459
Mortgage-backed Agency securities	37,453	992	(97)	38,348
Total	$81,958	$1,501	$(101)	$83,358

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2021
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$980	$982
Due after one year but within five years	28,688	28,902
Due after five years but within ten years	10,991	11,141
	40,659	41,025
Mortgage-backed securities	46,402	46,618
Total debt securities available for sale	$87,061	$87,643

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$523	$(4)	$523	$(4)
Mortgage-backed Agency securities	21,453	(741)	-	-	21,453	(741)
Total	$21,453	$(741)	$523	$(4)	$21,976	$(745)

December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$ —	$ —	$ 544	$ (4)	$ 544	$ (4)
Municipal securities	—	—	—	—	—	—
Mortgage-backed Agency securities	11,018	(97)	—	—	11,018	(97)
Total	$ 11,018	$ (97)	$ 544	$ (4)	$ 11,562	$ (101)

There were 12 individual debt securities in an unrealized loss position as of March 31, 2021, and the combined depreciation in value represented 0.85% of the debt securities portfolio. There were 6 individual debt securities in an unrealized loss position as of December 31, 2020, and their combined depreciation in value represented 0.12% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2021 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
(Amounts in thousands)
Gross realized gains	$-	$419
Gross realized losses	-	(34)
Net Gain (Loss) on sale of securities	$-	$385

The carrying amount of securities pledged for various purposes totaled $37.13 million as of March 31, 2021, and $36.56 million as of December 31, 2020.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.18 million as of March 31, 2021, and $1.13 million as of December 31, 2020. Deferred loan fees, net of loan costs, totaled $6.52 million as of March 31, 2021, and $5.58 million as of December 31, 2020. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the current period March 31, 2021, to include net deferred loan fees of $6.52 million and unamortized discount total related to loans acquired of $7.78 million. Accrued interest receivable (AIR) of $8.31 million is accounted for separately and reported in Interest Receivable on the Statement of Condition.

The comparative periods in the table below reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of earned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

Included in total loans are covered loans that are generally reimbursable by the FDIC at the applicable loss share percentage of 80%. As of March 31, 2021, covered loan balances totaled $9.04 million; covered loan balances were $9.68 million year-end 2020. The following table presents loans, net of unearned income, within the portfolio by loan class, as of the dates indicated:

	March 31, 2021		December 31, 2020
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$45,328	2.11%	$44,674	2.04%
Commercial and industrial	162,227	7.56%	173,024	7.91%
Multi-family residential	105,592	4.92%	115,161	5.27%
Single family non-owner occupied	187,896	8.75%	187,783	8.59%
Non-farm, non-residential	718,830	33.49%	734,793	33.60%
Agricultural	9,723	0.45%	9,749	0.45%
Farmland	19,014	0.89%	19,761	0.90%
Total commercial loans	1,248,610	58.17%	1,284,945	58.76%
Consumer real estate loans
Home equity lines	92,095	4.29%	96,526	4.41%
Single family owner occupied	665,128	30.98%	661,054	30.24%
Owner occupied construction	18,376	0.86%	17,720	0.81%
Total consumer real estate loans	775,599	36.13%	775,300	35.46%
Consumer and other loans
Consumer loans	117,904	5.49%	120,373	5.50%
Other	4,527	0.21%	6,014	0.28%
Total consumer and other loans	122,431	5.70%	126,387	5.78%
Total loans held for investment, net of unearned income	$2,146,640	100.00%	$2,186,632	100.00%

The Company began participating as a Small Business Administration Paycheck Protection Program lender during the second quarter of 2020. At March 31, 2021, the PPP loans had a current balance of $50.75 million, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, which totaled $3.27 million at March 31, 2021, were also recorded. During the first quarter of 2021, the Company recorded amortization of net deferred loan origination fees of $922 thousand on PPP loans. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

Prior to the adoption of ASU 2016-13, the Company identified certain purchased loans as impaired when fair values were established at acquisition and grouped those purchased credit impaired (“PCI”) loans into loan pools with common risk characteristics. The Company estimated cash flows to be collected on PCI loans and discounted those cash flows at a market rate of interest. Effective January 1, 2020, the Company consolidated the insignificant PCI loans and discounts for Peoples, Waccamaw, and other acquired loans into the core loan portfolio. The only remaining PCI pools were those loans acquired in the Highlands acquisition on December 31, 2019.

The following table presents the recorded investment and contractual unpaid principal balance of PCI loans, by acquisition, as of the dates indicated:

December 31, 2020
	Recorded	Unpaid Principal
(Amounts in thousands)	Investment	Balance
PCI Loans, by acquisition
Peoples	$-	$-
Waccamaw	-	-
Highlands	39,662	47,514
Other acquired	-	-
Total PCI Loans	$39,662	$47,514

The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated:

	Peoples	Waccamaw	Highlands	Total
(Amounts in thousands)
Balance January 1, 2020	$1,890	$12,574	$8,152	$22,616
Accretion	-	-	(686)	(686)
Reclassifications (to) from nonaccretable difference(1)	-	-	-	-
Other changes, net	(1,890)	(12,574)	-	(14,464)
Balance March 31, 2020	$-	$-	$7,466	$7,466

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%. Covered loan balances totaled $9.04 million and $9.68 million for March 31, 2021 and December 31, 2020, respectively.

	March 31, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$40,347	$2,440	$2,541	$-	$-	$45,328
Commercial and industrial	153,725	3,556	4,946	-	-	162,227
Multi-family residential	96,018	6,215	3,359	-	-	105,592
Single family non-owner occupied	166,474	8,802	12,608	12	-	187,896
Non-farm, non-residential	577,928	106,228	34,674	-	-	718,830
Agricultural	7,430	1,611	682	-	-	9,723
Farmland	13,893	1,333	3,788	-	-	19,014
Consumer real estate loans
Home equity lines	87,260	1,294	3,541	-	-	92,095
Single family owner occupied	629,303	3,488	32,336	-	-	665,127
Owner occupied construction	18,090	-	286	-	-	18,376
Consumer and other loans
Consumer loans	115,895	23	1,987	-	-	117,905
Other	4,527	-	-	-	-	4,527
Total loans	$1,910,890	$134,990	$100,748	$12	$-	$2,146,640

	December 31, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$36,934	$4,975	$2,765	$-	$-	$44,674
Commercial and industrial	160,625	7,065	5,519	-	-	173,209
Multi-family residential	103,291	8,586	3,284	-	-	115,161
Single family non-owner occupied	165,146	9,602	12,838	12	-	187,598
Non-farm, non-residential	568,438	125,907	40,448	-	-	734,793
Agricultural	7,724	1,686	339	-	-	9,749
Farmland	13,527	2,597	3,637	-	-	19,761
Consumer real estate loans						-
Home equity lines	91,712	1,488	3,326	-	-	96,526
Single family owner occupied	623,860	3,859	33,335	-	-	661,054
Owner occupied construction	17,232	201	287	-	-	17,720
Consumer and other loans						-
Consumer loans	118,134	28	2,211	-	-	120,373
Other	6,014	-	-	-	-	6,014
Total loans	$1,912,637	$165,994	$107,989	$12	$-	$2,186,632

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$3,119	$13,696	$6,642	$5,879	$2,205	$8,364	$442	$40,347
Special Mention	-	282	-	1,179	682	251	46	2,440
Substandard	-	-	84	13	282	2,162	-	2,541
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$3,119	$13,978	$6,726	$7,071	$3,169	$10,777	$488	$45,328
Commercial and industrial
Pass	$6,729	$28,778	$21,645	$17,695	$6,271	$7,165	$14,694	$102,977
Special Mention	-	392	1,246	1,306	297	59	256	3,556
Substandard	-	422	1,081	343	1,728	1,343	29	4,946
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$6,729	$29,592	$23,972	$19,344	$8,296	$8,567	$14,979	$111,479
Paycheck Protection Loans
Pass	$22,436	$28,312	$-	$-	$-	$-	$-	$50,748
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$22,436	$28,312	$-	$-	$-	$-	$-	$50,748
Multi-family residential
Pass	$3,110	$28,363	$6,296	$2,147	$5,557	$49,593	$952	$96,018
Special Mention	-	-	-	-	2,573	3,642	-	6,215
Substandard	-	-	-	434	673	2,252	-	3,359
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$3,110	$28,363	$6,296	$2,581	$8,803	$55,487	$952	$105,592
Non-farm, non-residential
Pass	$27,998	$145,910	$57,936	$67,978	$51,626	$214,496	$11,984	$577,928
Special Mention	-	16,810	10,453	3,338	26,743	48,797	87	106,228
Substandard	1,340	741	5,738	9,583	9,951	7,186	135	34,674
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$29,338	$163,461	$74,127	$80,899	$88,320	$270,479	$12,206	$718,830
Agricultural
Pass	$1,041	$2,506	$1,426	$590	$936	$430	$501	$7,430
Special Mention	49	128	366	650	328	30	60	1,611
Substandard	-	15	214	208	33	212	-	682
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$1,090	$2,649	$2,006	$1,448	$1,297	$672	$561	$9,723
Farmland
Pass	$649	$1,237	$216	$1,132	$472	$8,756	$1,431	$13,893
Special Mention	-	-	-	372	662	299	-	1,333
Substandard	-	15	943	252	255	2,323	-	3,788
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$649	$1,252	$1,159	$1,756	$1,389	$11,378	$1,431	$19,014

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$162	$683	$696	$303	$110	$10,643	$74,663	$87,260
Special Mention	-	-	-	122	-	519	653	1,294
Substandard	-	-	23	125	188	1,808	1,397	3,541
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$162	$683	$719	$550	$298	$12,970	$76,713	$92,095
Single family Mortgage
Pass	$55,294	$241,770	$76,583	$61,791	$55,113	$304,325	$901	$795,777
Special Mention	-	916	1,133	275	2,655	7,311	-	12,290
Substandard	754	748	1,935	3,634	2,548	35,325	-	44,944
Doubtful	-	-	-	-	-	12	-	12
Loss	-	-	-	-	-	-	-	-
Total single family owner occupied	$56,048	$243,434	$79,651	$65,700	$60,316	$346,973	$901	$853,023
Owner occupied construction
Pass	$900	$9,816	$2,747	$1,932	$456	$2,239	$-	$18,090
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	286	-	286
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$900	$9,816	$2,747	$1,932	$456	$2,525	$-	$18,376
Consumer loans
Pass	$15,522	$50,551	$28,501	$8,754	$3,742	$10,841	$2,511	$120,422
Special Mention	-	-	10	12	-	-	1	23
Substandard	-	378	978	215	162	175	79	1,987
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$15,522	$50,929	$29,489	$8,981	$3,904	$11,016	$2,591	$122,432

Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$136,960	$551,622	$202,688	$168,201	$126,488	$616,852	$108,079	$1,910,890
Special Mention	49	18,528	13,208	7,254	33,940	60,908	1,103	134,990
Substandard	2,094	2,319	10,996	14,807	15,820	53,072	1,640	100,748
Doubtful	-	-	-	-	-	12	-	12
Loss	-	-	-	-	-	-	-	-
Total loans	$139,103	$572,469	$226,892	$190,262	$176,248	$730,844	$110,822	$2,146,640

Prior to the adoption of ASU 2016-13, the Company identified loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. When the Company determined that it was probable all principal and interest amounts due would not be collected in accordance with the contractual terms of the loan agreement, the loan was generally deemed impaired.

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the date indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$616	$891	$-
Commercial and industrial	2,341	2,392	-
Multi-family residential	946	1,593	-
Single family non-owner occupied	4,816	5,785	-
Non-farm, non-residential	8,238	9,467	-
Agricultural	218	226	-
Farmland	1,228	1,311	-
Consumer real estate loans
Home equity lines	1,604	1,772	-
Single family owner occupied	16,778	19,361	-
Owner occupied construction	216	216	-
Consumer and other loans
Consumer loans	818	833	-
Total impaired loans with no allowance	37,819	43,847	-

Impaired loans with a related allowance
Commercial loans
Commercial and industrial	-	-	-
Multi-family residential	-	-	-
Single family non-owner occupied	-	-	-
Non-farm, non-residential	1,068	1,121	319
Farmland	-	-	-
Consumer real estate loans
Home equity lines	-	-	-
Single family owner occupied	338	338	108
Consumer and other loans
Consumer loans	-	-	-
Total impaired loans with an allowance	1,406	1,459	427
Total impaired loans(1)	$39,225	$45,306	$427

(1)

Total recorded investment of impaired loans include loans totaling $31.18 million as of December 31, 2020, that do not meet the Company's evaluation threshold for individual impairment and are therefore collectively evaluated for impairment.

Prior to the adoption of ASU 2016-13, the Company presented the average recorded investment and interest income recognized on impaired loans, excluding PCI loans. The table below presents the information for the period indicated:

	Three Months Ended March 31,
	2020
		Average
	Interest Income	Recorded
(Amounts in thousands)	Recognized	Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$8	$1,299
Commercial and industrial	29	2,029
Multi-family residential	11	670
Single family non-owner occupied	35	4,101
Non-farm, non-residential	43	4,674
Agricultural	1	206
Farmland	21	1,560
Consumer real estate loans
Home equity lines	9	1,467
Single family owner occupied	168	17,550
Owner occupied construction	6	334
Consumer and other loans
Consumer loans	4	407
Total impaired loans with no related allowance	335	34,297

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-
Commercial and industrial	-	-
Multi-family residential	-	941
Single family non-owner occupied	-	-
Non-farm, non-residential	-	1,338
Farmland	-	-
Consumer real estate loans
Home equity lines	-	-
Single family owner occupied	13	1,240
Owner occupied construction	-	-
Total impaired loans with a related allowance	13	3,519
Total impaired loans	$348	$37,816

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  Covered nonaccrual loans totaled $359 thousand at March 31, 2021; the total was comprised of consumer real estate loans. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$391	$-	$391
Commercial and industrial	1,781	-	1,781
Multi-family residential	854	-	854
Single family non-owner occupied	3,631	-	3,631
Non-farm, non-residential	7,295	-	7,295
Agricultural	267	-	267
Farmland	485	-	485
Consumer real estate loans			-
Home equity lines	1,035	-	1,035
Single family owner occupied	9,333	187	9,520
Owner occupied construction	-	-	-
Consumer and other loans			-
Consumer loans	847	-	847
Total nonaccrual loans	$25,919	$187	$26,106

During the three month period, $9 thousand in nonaccrual loan interest was recognized.

The following table presents nonaccrual loans prior to the adoption of ASU 2016-13.  PCI loans were generally not classified as nonaccrual due to the accrual of interest income under the accretion method of accounting. Covered nonaccrual loans totaled $297 thousand at December 31, 2020; the total was comprised of consumer real estate loans. The following table presents nonaccrual loans, by loan class, as of the date indicated:

(Amounts in thousands)	December 31, 2020
Commercial loans
Construction, development, and other land	$244
Commercial and industrial	895
Multi-family residential	946
Single family non-owner occupied	2,990
Non-farm, non-residential	6,343
Agricultural	217
Farmland	489
Consumer real estate loans
Home equity lines	1,122
Single family owner occupied	7,976
Owner occupied construction	-
Consumer and other loans
Consumer loans	781
Total nonaccrual loans	$22,003

The following table presents the aging of past due loans, by loan class, as of the date indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.  Non-covered accruing loans contractually past due 90 days or more totaled $171 thousand as of March 31, 2021.

	March 31, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$40	$-	$384	$424	$44,904	$45,328	$-
Commercial and industrial	1,116	746	550	2,412	159,815	162,227	-
Multi-family residential	156	-	854	1,010	104,582	105,592	-
Single family non-owner occupied	778	655	2,042	3,475	184,421	187,896	163
Non-farm, non-residential	76	283	3,916	4,275	714,555	718,830	-
Agricultural	221	93	46	360	9,363	9,723	-
Farmland	9	-	485	494	18,520	19,014	-
Consumer real estate loans
Home equity lines	493	181	557	1,231	90,864	92,095	-
Single family owner occupied	4,455	1,291	4,477	10,223	654,905	665,128	-
Owner occupied construction	-	-	-	-	18,376	18,376	-
Consumer and other loans
Consumer loans	1,394	280	417	2,091	115,813	117,904	8
Other	-	-	-	-	4,527	4,527	-
Total loans	$8,738	$3,529	$13,728	$25,995	$2,120,645	$2,146,640	$171

The following table presents the aging of past due loans, by loan class, as of the date indicated prior to the adoption of ASU 2016-13. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.  Loans acquired with credit deterioration, with a discount, continued to accrue interest based on expected cash flows; therefore, PCI loans were not generally considered nonaccrual. Non-covered accruing loans contractually past due 90 days or more totaled $295 thousand as of December 31, 2020.

	December 31, 2020
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans

Commercial loans
Construction, development, and other land	$1,039	$-	$235	$1,274	$43,400	$44,674
Commercial and industrial	669	230	700	1,599	171,425	173,024
Multi-family residential	103	-	946	1,049	114,112	115,161
Single family non-owner occupied	925	488	2,144	3,557	184,226	187,783
Non-farm, non-residential	601	296	3,368	4,265	730,528	734,793
Agricultural	70	189	88	347	9,402	9,749
Farmland	43	-	457	500	19,261	19,761
Consumer real estate loans
Home equity lines	649	380	425	1,454	95,072	96,526
Single family owner occupied	5,317	2,265	3,891	11,473	649,581	661,054
Owner occupied construction	82	-	-	82	17,638	17,720
Consumer and other loans
Consumer loans	2,637	746	651	4,034	116,339	120,373
Other	-	-	-	-	6,014	6,014
Total loans	$12,135	$4,594	$12,905	$29,634	$2,156,998	$2,186,632

In estimating estimated credit losses, ASC 326 prescribes that if foreclosure is probable, a collateral dependent asset (“CDA”) is required to be measured at the fair value of the collateral, but as a practical expedient, if foreclosure is not probable, fair value measurement is optional.  For those CDA loans measured at the fair value of collateral, a credit loss expense is recorded for loan amounts in excess of fair value.  The table below summarizes collateral dependent loans, by type of collateral, and the extent to which they are collateralized during the period.

(Amounts in thousands)	March 31, 2021	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-
Office	-	-	-
Other	2,480	3,126	126.05%
Retail	-	-	-
Multi-Family
Industrial	-	-	-
Office	-	-	-
Other	686	723	105%
Commercial and industrial
Industrial	-	-	-
Other	-	-	-
Home equity loans	42	-	0.00%
Consumer owner occupied	189	-	0.00%
Consumer	-	-	-
Total collateral dependent loans	$3,397	$3,849	113.31%

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

The CARES Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2021 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

From March, 2020, through March 31, 2021, the Company had modified a total of 3,812 loans with principal balances totaling $466.59 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of March 31, 2021, total COVID-19 loan deferrals stood at $17.48 million.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	March 31, 2021			December 31, 2020
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Commercial and industrial	353	709	1,062	-	1,326	1,326
Single family non-owner occupied	1,523	1,045	2,568	1,585	1,265	2,850
Non-farm, non-residential	1,388	2,393	3,781	-	2,407	2,407
Consumer real estate loans
Home equity lines	-	75	75	-	77	77
Single family owner occupied	216	4,560	4,776	229	4,927	5,156
Owner occupied construction	-	216	216	-	216	216
Consumer and other loans
Consumer loans	-	29	29	-	30	30
Total TDRs	$3,480	$9,027	$12,507	$1,814	$10,248	$12,062

Allowance for credit losses related to TDRs			$-			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(Amounts in thousands)
Interest income recognized	$104	$98

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended March 31,
	2021			2020
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	1	50	50
Single family owner occupied				-	-	-
Total below market interest rate and extended payment term	-	-	-	1	50	50
Payment deferral
Construction, development, and other land	-	-	-	1	63	63
Commercial and industrial	-	-	-	1	602	602
Single family non-owner occupied	-	-	-	1	529	529
Non-farm, non-residential	1	1,390	1,390	1	577	577
Single family owner occupied	-	-	-	2	672	672
Total principal deferral	1	1,390	1,390	6	2,443	2,443
Total	1	$1,390	$1,390	7	$2,493	$2,493

(1)	Represents the loan balance immediately following modification

There were no payment defaults on loans modified as TDRs restructured within the previous 12 months as of March 31, 2021, and one loan for $209 thousand as of March 31, 2020.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2021	December 31, 2020
(Amounts in thousands)
OREO	$1,740	$2,083

OREO secured by residential real estate	$645	$769
Residential real estate loans in the foreclosure process(1)	2,900	4,141

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated. .

	Three Months Ended March 31, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
Provision for (recovery of) loan losses charged to operations	(3,070)	(1,542)	611	(4,001)
Charge-offs	(757)	(10)	(963)	(1,730)
Recoveries	392	343	270	1,005
Net charge-offs	(365)	333	(693)	(725)
Ending balance	$19,586	$11,887	$3,090	$34,563

	Three Months Ended March 31, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	1,987	1,145	368	3,500
Charge-offs	(268)	(63)	(863)	(1,194)
Recoveries	121	112	173	406
Net charge-offs	(147)	49	(690)	(788)
Ending balance	$12,075	$7,519	$1,543	$21,137

The following table presents the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the date indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
	Loans Individually	Allowance for Loans	Loans Collectively	Allowance for Loans
	Evaluated for	Individually	Evaluated for	Collectively
(Amounts in thousands)	Impairment	Evaluated	Impairment	Evaluated
Commercial loans
Construction, development, and other land	$-	$-	$43,716	$528
Commercial and industrial	724	-	171,486	1,024
Multi-family residential	695	-	112,852	1,417
Single family non-owner occupied	1,041	-	183,283	1,861
Non-farm, non-residential	3,916	319	714,160	9,097
Agricultural	-	-	9,728	218
Farmland	-	-	17,540	196
Total commercial loans	6,376	319	1,252,765	14,341
Consumer real estate loans
Home equity lines	-	-	95,765	799
Single family owner occupied	1,673	108	647,040	7,849
Owner occupied construction	-	-	17,567	195
Total consumer real estate loans	1,673	108	760,372	8,843
Consumer and other loans
Consumer loans	-	-	119,770	2,570
Other	-	-	6,014	-
Total consumer and other loans	-	-	125,784	2,570
Total loans, excluding PCI loans	$8,049	$427	$2,138,921	$25,754

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the date indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
		Allowance for Loan
	Recorded	Pools With
(Amounts in thousands)	Investment	Impairment
Commercial loans
Highlands:
Construction & land development	$958	$-
Farmland and other agricultural	2,242	-
Multifamily	1,614	-
Commercial real estate	20,176	-
Commercial and industrial	814	-
Total commercial loans	25,804	-
Consumer real estate loans
Highlands:
1-4 family, junior and HELOCS	761	-
1-4 family, senior-consumer	12,494	-
Consumer	603	-
Total consumer real estate loans	13,858	-
Total PCI loans	$39,662	$-

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2021	December 31, 2020
(Amounts in thousands)
Noninterest-bearing demand deposits	$824,576	$772,795
Interest-bearing deposits:
Interest-bearing demand deposits	634,947	598,148
Money market accounts	285,157	258,864
Savings deposits	524,021	495,821
Certificates of deposit	279,832	293,848
Individual retirement accounts	124,567	126,771
Total interest-bearing deposits	1,848,524	1,773,452
Total deposits	$2,673,100	$2,546,247

Note 7. Leases

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

The Company’s current operating leases relate primarily to bank branches. The Company’s ROU asset was $808 thousand as of March 31, 2021 compared to $830 thousand as of December 31, 2020. The operating lease liability as of March 31, 2021 was $861 compared to $891 thousand as of December 31, 2020. The Company’s total operating leases have remaining terms of  1-8 years; compared with 1-9 years as of December 31, 2020. The March 31, 2021 weighted average discount rate of 3.22% did not change from December 31, 2020.

Future minimum lease payments as of the dates indicated are as follows:

Year	March 31, 2021
(Amounts in thousands)
2022	$154
2023	122
2024	119
2025	113
2026 and thereafter	437
Total lease payments	945
Less: Interest	(84)
Present value of lease liabilities	$861

Year	December 31, 2020
(Amounts in thousands)
2021	$154
2022	131
2023	119
2024	117
2025 and thereafter	463
Total lease payments	984
Less: Interest	(93)
Present value of lease liabilities	$891

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,519	0.07%	$964	0.32%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of March 31, 2021, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $267.02 million, net of FHLB letters of credit of $179.17 million, as of March 31, 2021. As of March 31, 2021, the Company pledged $784.76 million in qualifying loans to secure the FHLB borrowing capacity.

The Company maintained a $15.00 million unsecured, committed line of credit with an unrelated financial institution with an interest rate of one-month LIBOR plus 2.00% that matured in April 2021. There was no outstanding balance on the line as of March 31, 2021, or December 31, 2020.

Note 9. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2021. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2021			December 31, 2020
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$5,045	$-	$310	$4,772	$-	$465
Derivatives not designated as hedges
Interest rate swaps	$8,310		$725	$11,928		$666
Total derivatives	$13,355	$-	$1,035	$16,700	$-	$1,131

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2021	2020	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$28	$12	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	68	-	Interest and fees on loans
Total derivative expense	$96	$12

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

	Three Months Ended March 31,
	2021	2020	Income Statement Location
(Amounts in thousands)
Service cost	$88	$77	Salaries and employee benefits
Interest cost	79	89	Other expense
Amortization of prior service cost	31	50	Other expense
Amortization of losses	66	46	Other expense
Net periodic cost	$264	$262

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
(Amounts in thousands, except share and per share data)
Net income	$14,602	$7,872

Weighted average common shares outstanding, basic	17,669,937	17,998,994
Dilutive effect of potential common shares
Stock options	24,956	36,199
Restricted stock	34,292	14,878
Total dilutive effect of potential common shares	59,248	51,077
Weighted average common shares outstanding, diluted	17,729,185	18,050,071

Basic earnings per common share	$0.83	$0.44
Diluted earnings per common share	0.82	0.44

Antidilutive potential common shares
Stock options	13,990	-
Restricted stock	7,809	32,137
Total potential antidilutive shares	21,799	32,137

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,106	$(3,029)	$(1,923)
Other comprehensive loss before reclassifications	(646)	(163)	(809)
Reclassified from AOCI	-	77	77
Other comprehensive loss income, net	(646)	(86)	(732)
Ending balance	$460	$(3,115)	$(2,655)

	Three Months Ended March 31, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$866	$(2,372)	$(1,506)
Other comprehensive income (loss) before reclassifications	947	(352)	595
Reclassified from AOCI	(304)	76	(228)
Other comprehensive income, net	643	(276)	367
Ending balance	$1,509	$(2,648)	$(1,139)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2021	2020	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$(385)	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	(385)	Income before income taxes
Income tax expense	-	(81)	Income tax expense
Reclassified out of AOCI, net of tax	-	(304)	Net income
Employee benefit plans
Amortization of prior service cost	$31	$50
Amortization of net actuarial benefit cost	66	46
Reclassified out of AOCI, before tax	97	96	Income before income taxes
Income tax expense	20	20	Income tax expense
Reclassified out of AOCI, net of tax	77	76	Net income
Total reclassified out of AOCI, net of tax	$77	$(228)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 11, "Employee Benefit Plans."

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

Available-for-Sale Debt Securities

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$530	$-	$530	$-
Municipal securities	40,495	-	40,495	-
Mortgage-backed Agency securities	46,618	-	46,618	-
Total available-for-sale debt securities	87,643	-	87,643	-
Equity securities	55	-	55	-
Fair value loans	14,265	-	-	14,265
Deferred compensation assets	4,634	4,634	-	-
Deferred compensation liabilities	4,634	4,634	-	-
Derivative liabilities	1,035	-	1,035	-

	December 31, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$551	$-	$551	$-
Municipal securities	44,459	-	44,459	-
Mortgage-backed Agency securities	38,348	-	38,348	-
Total available-for-sale debt securities	83,358	-	83,358	-
Equity securities	55	-	55	-
Fair value loans	17,831	-	-	17,831
Deferred compensation assets	4,181	4,181	-	-
Deferred compensation liabilities	4,181	4,181	-	-
Derivative liabilities	1,131	-	1,131	-

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. Prior to the adoption of ASU 2016-13, impaired loans were recorded at fair value on a nonrecurring basis when repayment is expected solely from the sale of the loan’s collateral. Fair value is based on appraised value adjusted for customized discounting criteria, Level 3 inputs.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$3,296	$-	$-	$3,296
OREO	$1,740	$-	$-	$1,740

	December 31, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, Pre-ASU 2016-13	$979	$-	$-	$979
OREO	2,083	-	-	2,083

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	(Weighted Average)
	Technique	Input	March 31, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 53%(3%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 77%(29%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$628,745	$628,745	$628,745	$-	$-
Debt securities available for sale	87,643	87,643	-	87,643	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,146,640	2,095,680	-	-	2,095,680
FDIC indemnification asset	946	394	-	-	394
Interest receivable	8,724	8,724	-	8,724	-
Deferred compensation assets	4,634	4,634	4,634	-	-

Liabilities
Time deposits	404,399	404,939	-	404,939	-
Securities sold under agreements to repurchase	1,519	1,519	-	1,519	-
Interest payable	414	414	-	414	-
Derivative financial liabilities	1,035	1,035	-	1,035	-
Deferred compensation liabilities	4,634	4,634	4,634	-	-

	December 31, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$456,561	$456,561	$456,561	$-	$-
Debt securities available for sale	83,358	83,358	-	83,358	-
Equity securities	55	55	-	55	-
Loans held for sale	-	-	-	-	-
Loans held for investment, net of allowance	2,160,450	2,126,221	-	-	2,126,221
FDIC indemnification asset	1,223	509	-	-	509
Interest receivable	9,052	9,052	-	9,052	-
Deferred compensation assets	4,181	4,181	4,181	-	-

Liabilities
Time deposits	420,619	423,120	-	423,120	-
Securities sold under agreements to repurchase	964	964	-	964	-
Interest payable	582	582	-	582	-
Derivative liabilities	4,181	4,181	4,181	-	-
Deferred compensation liabilities	1,131	1,131	-	1,131	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2021	December 31, 2020
(Amounts in thousands)
Commitments to extend credit	$234,828	$229,408
Standby letters of credit and financial guarantees(1)	182,259	179,022
Total off-balance sheet risk	$417,087	$408,430

Reserve for unfunded commitments	$465	$66

(1)	Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2021, the Bank operated 50 branches as First Community Bank in Virginia, West Virginia, North Carolina and Tennessee. As of March 31, 2021, full-time equivalent employees, calculated using the number of hours worked, totaled 621. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2021, the Trust Division and FCWM managed and administered $1.23 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Events: COVID-19

The outbreak of COVID-19 has significantly disrupted local, national, and global economies and has adversely impacted a broad range of industries in which the Company's customers operate and could impair their ability to fulfill their financial obligations to the Company.  The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.

Congress, the Executive Branch, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  The goal of these actions has been to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (PPP).  In addition to the general impact of COVID-19, certain provisions of legislative and regulatory relief efforts have had a material impact on the Company's operations and could continue to impact operations going forward.

The PPP loan program was extended and amended through additional legislation during 2020. The Consolidated Appropriations Act of 2021 was adopted in December, 2020, to provide additional COVID-19 relief and among other measures, extended weekly unemployment benefits,  provided another round of economic stimulus payments to individuals and families, lengthened temporary suspensions and modifications of several bank-related provisions and provided more aid to small businesses. The 2021 Consolidated Appropriations Act reauthorized and appropriated up to $284.5 billion for the PPP for both first-time and second-time borrowers to receive loan disbursements for a period ending March 31, 2021, expanded the list of eligible PPP expenses and created a simplified loan forgiveness application for loans under $150 thousand.

During the first quarter of 2021, President Biden signed a number of executive orders relating to stimulus and relief measures. These orders include, among other things, (i) an extension, through March 31, 2021, of the moratorium on evictions and foreclosures on federally-backed mortgages, (ii) an extension, through September 30, 2021, of the deferral of federal student loan payments and interest and (iii) an extension, through June 30, 2021, of certain mortgage forbearance programs and guidelines.

On March 11, 2021, the American Rescue Plan Act of 2021 (the “ARP Act”) was enacted, implementing a $1.9 trillion package of stimulus and relief proposals. Among other things, the ARP Act provides (i) additional funding for the PPP program and an expansion of the program for the benefit of certain nonprofits, (ii) funding for the Small Business Administration (“SBA”) to make targeted grants for restaurants and similar establishments, (iii) direct cash payments of up to $1,400 to individuals, subject to income provisions, (iv) an increase in the maximum annual Child Tax Credit, subject to income limitation provisions, (v) $300 a week in expanded unemployment insurance lasting through September 6, 2021 and makes $10,200 in unemployment benefits tax free for households, subject to income limitation provisions, (vi) tax relief making any student loan forgiveness incurred between December 31, 2020, and January 1, 2026, non-taxable income, and (vii) funding to support state and local governments; K-12 schools and higher education; the Centers for Disease Control; public transit; rental assistance; child care; and airline industry workers.

On March 27, 2021, the COVID-19 Bankruptcy Relief Extension Act of 2021 was enacted, extending the bankruptcy relief provisions enacted in the Coronavirus Aid, Relief and Economic Security (“CARES”) Act of 2020 bill until March 27, 2022. These provisions provide financially distressed small businesses and individuals greater access to bankruptcy relief.

On March 30, 2021, the PPP Extension Act of 2021 was enacted, extending the Paycheck Protection Program from its previous expiration date of March 31, 2021 to June 30, 2021. Beginning June 1, 2021, the SBA may only process applications submitted prior to that date, and it may not accept any new loan applications. We are continuing to monitor the potential development of additional legislation and further actions taken by the U.S. government.

Financial position and results of operations

In 2020, COVID-19 had a material impact on our allowance for credit losses.  While we did not experience any significant charge-offs related to COVID-19, our allowance calculation and resulting provision for credit losses were significantly impacted by governmental reactions and forced shutdowns.  On January 1, 2021, we adopted ASU 2016-13, ("CECL"), which had the effect of increasing our allowance for credit losses by $13.11 million. In the first quarter of 2021, the economic forecasts improved significantly, resulting in a reversal of provision for credit losses of $4.00 million.  However, should economic conditions or forecasts worsen, we could experience further increase in our required allowance for credit losses and record additional credit loss expense.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company's fee income has been reduced due to COVID-19.  Consumer spending behavior has proven to be very conservative during the pandemic resulting in a decrease in overdraft behavior that generates NSF and other fee income.  Should the pandemic and the global response escalate further, it is possible that the Company could see further decreases in fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

The Company's interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of March 31, 2021, the Company carried $3.40 million of accrued income and fees on outstanding deferrals made to COVID-19 affected borrowers.  At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognized the breadth of the economic impact may affect its borrowers' ability to repay in future periods.

Capital and liquidity

As of  March 31, 2021, the Company and Bank continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action.  Management believes there have been no conditions or events that would change the Bank's classification.  Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of March 31, 2021.  While we believe that we have sufficient capital, our reported and regulatory capital ratios could be adversely impacted by loan losses and other negative trends initiated by the pandemic.  We rely on cash on hand as well as dividends from the Bank to pay dividends to our shareholders.  If our capital deteriorates such that the Bank is unable to pay dividends for an extended period of time, we may not be able to pay dividends to our shareholders.

We maintain access to multiple sources of liquidity.  Wholesale funding markets remain open to us, however, short-term funding rates have been volatile throughout the pandemic.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  In addition, if an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset Valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods.  While certain valuation assumptions and judgements will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics.  Upon the pandemic declaration, the Company's Enterprise Risk Management team implemented its Board approved Business Continuity Plan.  The Company appointed an internal pandemic preparedness task force comprised of the Company's management to address both operational and financial risks posed by COVID-19.  Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including customer relief efforts.  The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations.  At March 31, 2021, a significant portion of our backroom operations employees continue to work remotely with no disruption to our operations.  We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.

As of March 31, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

The CARES Act as amended included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020, and the earlier of (i) December 31, 2021, or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act. Through March 31, 2021, we have modified a total of 3,812 commercial and consumer loans totaling $466.59 million. Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act. Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating. Subsequent upgrade or downgrade will be on a case by case basis. The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume. Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of March 31, 2021, current COVID-19 loan deferrals stood at $17.48 million. It is possible that these deferrals could be extended further under the CARES Act; as amended by the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, that extended the ability to provide necessary loan modifications to our customers and not consider these troubled debt restructurings. However, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

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

Allowance for Credit Losses or "ACL"

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate within the range of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 – Basis of Presentation - Summary of Significant Accounting Policies in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5 — Allowance for Credit Losses in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A. Periods prior to the January 1, 2021, adoption of ASU 2-16-13 follow prior accounting guidance for estimated loan losses and may not be comparable.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2020 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2020 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2021, and financial condition as of March 31, 2021, include the following:

●

Net income for the quarter increased $6.73 million to $14.60 million compared to the same quarter of 2020.  The large increase is primarily attributable to the reversal of $4.00 million in allowance for credit losses due to improved economic forecasts from those seen at year-end 2020.

●

On January 26, 2021, the Board of Directors approved a new plan to repurchase, on the open market at prevailing prices, up to 2.4 million shares of the Company's common stock through January 26, 2024.  During the quarter, the Company repurchased 187,700 common shares for $4.99 million.

●	Diluted earnings per share increased $0.38 to $0.82 compared to the same quarter of 2020.
●
●	Return on average assets increased to 1.94% compared to 1.16% from the same quarter of 2020; return on average equity increased to 13.94% compared to 7.49% from the same quarter of 2020 as well.
●	Net charge-offs for the first quarter of 2021 were $725 thousand and the allowance for credit losses remains very strong at 1.61% of total loans.
●	Book value per common share at March 31, 2021, was $24.22, an increase of $0.14 from year-end.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
(Amounts in thousands, except per	March 31,		Increase
share data)	2021	2020	(Decrease)	% Change

Net income	$14,602	$7,872	$6,730	85.49%

Basic earnings per common share	0.83	0.44	0.39	88.64%
Diluted earnings per common share	0.82	0.44	0.38	86.36%

Return on average assets	1.94%	1.16%	0.78%	67.24%
Return on average common equity	13.94%	7.49%	6.45%	86.11%

Three-Month Comparison. Net income increased $6.73 million in the first quarter of 2021 largely due to a $7.50 million decrease in the provision for credit losses as a result of recovering $4.00 million of credit loss provision to recognize the impact of significantly improving economic forecasts. Additional increases resulted from $1.89 million in residual merger expenses that were recognized in the first quarter of 2020.  These increases were offset by a decreases of $1.40 million in net interest income, reflective of the current historic low rate environment; and $700 thousand in service charges on deposits reflective of conservative spending behavior of customers during the pandemic.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,165,054	$26,582	4.98%	$2,081,132	$28,105	5.43%
Securities available for sale	83,634	573	2.78%	136,109	1,060	3.13%
Interest-bearing deposits	468,067	118	0.10%	163,483	535	1.31%
Total earning assets	2,716,755	27,273	4.07%	2,380,724	29,700	5.02%
Other assets	331,483			353,647
Total assets	$3,048,238			$2,734,371

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$613,003	$39	0.03%	$502,603	$90	0.07%
Savings deposits	778,430	91	0.05%	679,656	414	0.24%
Time deposits	412,986	739	0.73%	485,085	1,322	1.10%
Total interest-bearing deposits	1,804,419	869	0.19%	1,667,344	1,826	0.44%
Borrowings
Retail repurchase agreements	1,234	-	N/M	1,459	2	0.59%
FHLB advances and other borrowings	-	-		134	1	N/M
Total borrowings	1,234	-	N/M	1,593	3	1.70%
Total interest-bearing liabilities	1,805,653	869	0.19%	1,668,937	1,829	0.44%
Noninterest-bearing demand deposits	777,876			600,636
Other liabilities	39,926			42,174
Total liabilities	2,623,455			2,311,747
Stockholders' equity	424,783			422,624
Total liabilities and stockholders' equity	$3,048,238			$2,734,371
Net interest income, FTE(1)		$26,404			$27,871
Net interest rate spread			3.88%			4.58%
Net interest margin, FTE(1)			3.94%			4.71%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.19 million and $1.95 million for the three months ended March 31, 2021 and 2020, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2021 Compared to 2020
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$1,124	$(2,321)	$(326)	$(1,523)
Securities available-for-sale	(405)	(119)	37	(487)
Interest-bearing deposits with other banks	989	(489)	(917)	(417)
Total interest earning assets	1,708	(2,929)	(1,206)	(2,427)

Interest paid on
Demand deposits	20	(57)	(14)	(51)
Savings deposits	60	(331)	(52)	(323)
Time deposits	(195)	(443)	55	(583)
Retail repurchase agreements	-	(2)	-	(2)
FHLB advances and other borrowings	-	-	(1)	(1)
Total interest-bearing liabilities	(115)	(833)	(12)	(960)

Change in net interest income(1)	$1,823	$(2,096)	$(1,194)	$(1,467)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 77.64% of total net interest and noninterest income in the first quarter of 2021 compared to 78.57% in the same quarter of 2020. Net interest income on a GAAP basis decreased $1.40 million, or 5.06%, compared to a decrease of $1.47 million, or 5.26%, on a FTE basis. The net interest margin on a FTE basis decreased 77 basis points and the net interest spread on a FTE basis decreased 70 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $336.03 million, or 14.11%, primarily due to an increase in interest-bearing deposits and an increase in average loans. Average interest-bearing deposits increased $304.58 million or $186.31%.  This increase is primarily due to unprecedented levels of federal government stimulus during the pandemic.  Average loans increased $83.92 million, or 4.03%.  These increases were offset by a decrease in securities available-for-sale of $52.48 million, or 38.55%.  The decrease was primarily attributable to the sale of the Highlands portfolio in the first quarter of 2020.  The yield on earning assets decreased 95 basis points or 18.92%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 83.84% from 91.76% in the same quarter of 2020. Non-cash accretion income decreased $767 thousand, or 39.25%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $136.72 million, or 8.19%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 25 basis points. Average interest-bearing deposits increased $137.08 million, or 8.22%, which was driven by unprecedented levels of federal government stimulus during the pandemic.  Interest-bearing demand deposits increased $110.40 million, or 21.97%,  and savings deposits increased $98.77 million, or 14.53%.  These increases were offset by a decrease in time deposits of $72.10 million, or 14.86%.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $7.50 million, or 214.31%, in the first quarter of 2021 compared to the same quarter of 2020. The decrease in the provision was primarily due to significantly improved economic forecasts. For additional information, see “Allowance for Loan Losses” in the “Financial Condition” section below.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2021	2020	(Decrease)	Change
(Amounts in thousands)
Wealth management	$881	$844	$37	4.38%
Service charges on deposits	3,031	3,731	(700)	-18.76%
Other service charges and fees	3,022	2,231	791	35.45%
Net gain on sale of securities	-	385	(385)	-100.00%
Net FDIC indemnification asset amortization	(280)	(486)	206	-42.39%
Other operating income	915	844	71	8.41%
Total noninterest income	$7,569	$7,549	$20	0.26%

Three-Month Comparison. Noninterest income comprised 22.36% of total net interest and noninterest income in the first quarter of 2021 compared to 21.43% in the same quarter of 2020. Noninterest income increased $20 thousand, or 0.26%. The increase was primarily due to an increase in net interchange income of $822 thousand included in other service charges and fees and a reduction in net FDIC indemnification asset amortization of $206 thousand.  These increases were offset by a decrease in service charges on deposits of $700 thousand resulting from pandemic shutdowns throughout 2020 and the first quarter of 2021 and a gain on the sale of securities of $385 thousand in the first quarter of 2020.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2021	2020	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$10,884	$11,386	$(502)	-4.41%
Occupancy expense	1,275	1,315	(40)	-3.04%
Furniture and equipment expense	1,367	1,384	(17)	-1.23%
Service fees	1,335	1,523	(188)	-12.34%
Advertising and public relations	335	512	(177)	-34.57%
Professional fees	466	233	233	100.00%
Amortization of intangibles	357	361	(4)	-1.11%
FDIC premiums and assessments	199	-	199	N/M
Merger expense	-	1,893	(1,893)	-100.00%
Other operating expense	2,602	3,057	(455)	-14.88%
Total noninterest expense	$18,820	$21,664	$(2,844)	-13.13%

Three-Month Comparison. Noninterest expense decreased $2.84 million, or 13.13%, in the first quarter of 2021 compared to the same quarter of 2020. The decrease was largely due to $1.89 million in residual merger expenses recognized in the first quarter of 2020.  In addition, salaries and benefits decreased $502 thousand, or 4.41%, primarily due to branch closures.  Other operating expense decreased $455 thousand, or 14.88% and was primarily driven by decreases in expenses related to credit impaired loans.

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

Three-Month Comparison. Income tax expense increased $2.24 million, or 101.82%, primarily due to the increase in pre-tax earnings. The effective tax rate increased to 23.28% in the first quarter of 2021 from 21.80% in the same quarter of 2020.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(Amounts in thousands)
Net interest income, GAAP	$26,282	$27,682
FTE adjustment(1)	122	189
Net interest income, FTE	26,404	27,871

Net interest margin, GAAP	3.92%	4.68%
FTE adjustment(1)	0.02%	0.03%
Net interest margin, FTE	3.94%	4.71%

(1) FTE basis of 21%.

Financial Condition

Total assets as of March 31, 2021, increased $128.93 million, or 4.28% from December 31, 2020. The increase in assets was primarily driven by a increase in overnight funds of $174.73 million, or 44.15%. In addition, total liabilities as of March 31, 2021, increased $129.66 million, or 5.02% from December 31, 2020. The increase in liabilities was primarily the result of an increase in total deposits of $126.85 million, or 4.98%.

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

Available-for-sale debt securities as of March 31, 2021, decreased $4.29 million, or 5.14%, compared to December 31, 2020.  The market value of debt securities available for sale as a percentage of amortized cost was 100.67.% as of March 31, 2021, compared to 101.71% as of December 31, 2020.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2021 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of March 31, 2021, decreased $39.99 million, or 1.83%, compared to December 31, 2020. Covered loans decreased $639 thousand, or 6.60%, as the covered Waccamaw portfolio continues to pay down. Covered loans were $9.04 million, $9.68 million, and $12.12 million at March 31, 2021, December 31, 2020, and March 31, 2020, respectively. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2021		December 31, 2020		March 31, 2020
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$45,328	9.00%	$44,674	2.04%	$53,348	2.54%
Commercial and industrial	162,227	7.56%	173,024	7.91%	129,728	6.19%
Multi-family residential	105,592	4.92%	115,161	5.27%	110,202	5.26%
Single family non-owner occupied	187,896	8.75%	187,783	8.59%	187,965	8.96%
Non-farm, non-residential	718,830	33.49%	734,793	33.60%	726,666	34.66%
Agricultural	9,723	0.45%	9,749	0.45%	11,303	0.54%
Farmland	19,014	0.89%	19,761	0.90%	26,045	1.24%
Total commercial loans	1,248,610	58.17%	1,284,945	58.76%	1,245,257	59.40%
Consumer real estate loans
Home equity lines	92,095	4.29%	96,526	4.41%	114,690	5.46%
Single family owner occupied	665,128	30.98%	661,054	30.24%	606,132	28.90%
Owner occupied construction	18,376	0.86%	17,720	0.81%	13,946	0.65%
Total consumer real estate loans	775,599	36.13%	775,300	35.46%	734,768	35.02%
Consumer and other loans
Consumer loans	117,904	5.49%	120,373	5.50%	112,127	5.35%
Other	4,527	0.21%	6,014	0.28%	4,573	0.22%
Total consumer and other loans	122,431	5.70%	126,387	5.78%	116,700	5.57%
Total loans held for investment, net of unearned income	2,146,640	100.00%	2,186,632	100.00%	2,096,725	100.00%
Less: allowance for credit losses	34,563		26,182		21,137
Total loans held for investment, net of unearned income and allowance	$2,112,077		$2,160,450		$2,075,588

Total loans decreased $39.99 million compared to December 31, 2020. The decrease was primarily attributable to a decrease in the total commercial loan category of $36.33 million; comprised of decreases of $15.96 in commercial real estate, $10.80 in commercial and industrial, and $9.57 million in the multi-family.  During the second quarter of 2020, we began participating as a Small Business Administration Paycheck Protection Program lender.  The decrease in commercial loans from December 2020 to March 2021 is primarily attributable to $28.79 million received from the SBA for debt forgiveness.  At March 31, 2021, the PPP loans had a current balance of $50.75 million, and were included in commercial and industrial loan balances. Remaining deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $3.27 million at March 31, 2021, were also recorded. During the first quarter of 2021, we recorded amortization of net deferred loan origination fees of $922 thousand on PPP loans. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

Commercial Loans Modified Under CARES Act

As of March 31, 2021, total COVID-19 loan deferrals stood at $17.48 million; down significantly from our peak of $436.11 million at June 30, 2020. The March 31, 2021, total included $14.55 million in commercial loan deferrals. Commercial loan COVID-19 deferrals continue to decrease from our peak of $340.00 million at June 30, 2020 and year-end 2020 of $26.54 million.

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

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and OREO. Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. Prior to the adoption of ASU 2016-13 ("CECL"), loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. For additional information, see Note 4, “Credit Quality,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2021	December 31, 2020	March 31, 2020
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$26,106	$22,003	$20,408
Accruing loans past due 90 days or more	171	295	329
TDRs(1)	308	187	623
Total nonperforming loans	26,585	22,485	21,360
OREO	1,740	2,083	2,502
Total nonperforming assets	$28,325	$24,568	$23,862

Additional Information
Total Accruing TDRs(2)	9,027	10,248	9,052

Asset Quality Ratios:
Nonperforming loans to total loans	1.24%	1.03%	1.02%
Nonperforming assets to total assets	0.90%	0.82%	0.87%
Allowance for loan losses to nonperforming loans	130.01%	116.44%	98.96%
Allowance for loan losses to total loans	1.61%	1.20%	1.01%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $2.09 million, $1.18 million, and $2.31 million for the periods ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $3.48 million, $1.81 million, and $2.62 million for the periods ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.  They are included in nonaccrual loans.

Nonperforming assets as of March 31, 2021, increased $3.70 million, or 15.22%, from December 31, 2020, primarily due to an increase in nonaccrual loans of $4.04 million, or 18.62%, offset by a decrease in OREO of $343 thousand.  As of March 31, 2021, nonaccrual loans were largely attributed to single family owner occupied (36.92%), non-farm, non-residential (28.33%), and single family non-owner occupied loans (14.10%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $33.05 million as of March 31, 2021, a  decrease of $2.71 million, or 7.62%, compared to $35.62 million as of December 31, 2020. Delinquent loans as a percent of total non-covered loans totaled 1.54% as of March 31, 2021, which includes past due loans (0.34%) and nonaccrual loans (1.20%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2021, decreased $1.22 million, or 11.91%, to $9.03 million from December 31, 2020. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of March 31, 2021, increased $121 thousand compared to December 31, 2020. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 3.41% as of March 31, 2021, compared to 1.82% as of December 31, 2020. There were no specific reserves related to TDRs as of March 31, 2021, compared to $353 thousand as of December 31, 2020.

The CARES Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2021 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.

Through March 31, 2021, we had modified a total of 3,812 loans for $466.59 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of March 31, 2021, current COVID-19 loan deferrals stood at $17.48 million, down significantly from our peak of $436.11 at June 30, 2020.

The balance of non-accrual loans was higher at March 31, 2021, due mainly to the conversion of $5.70 million in loans from purchased credit impaired to purchased credit deteriorated status as a result of the Company's adoption of CECL coupled with the migration of a $972 thousand commercial and industrial loan relationship during the quarter.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $343 thousand, or 16.47%, as of March 31, 2021, compared to December 31, 2020, and consisted of 20 properties with an average holding period of approximately 18 months. The net loss on the sale of OREO totaled $316 thousand for the three months ended March 31, 2021, compared to a net loss of $300 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,

	2021	2020
(Amounts in thousands)
Beginning balance	$2,083	$3,969
Additions	460	377
Disposals	(593)	(1,453)
Valuation adjustments	(210)	(391)
Ending balance	$1,740	$2,502

Allowance for Credit Losses

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. The ACL is a valuation account that is deducted from the amortized cost basis to present the net amount expected to be collected on the loan portfolio. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. The Company’s measurement of credit losses policy adheres to GAAP as well as interagency guidance. The Company's ACL is calculated using collectively evaluated and individually evaluated loans.

For collectively evaluated loans, the Company in general uses two modeling approaches to estimate expected credit losses. The Company projects the contractual run-off of its portfolio at the segment level and incorporates a prepayment assumption in order to estimate exposure at default. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

In addition to its own loss experience, management also includes peer bank historical loss experience in its assessment of expected credit losses to determine the ACL. The Company utilized call report data to measure historical credit loss experience with similar risk characteristics within the segments. For the majority of segment models for collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology or simple loss rate modeling methodology.

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures.  Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework.  For further discussion of our Allowance for Credit Losses - See Note 1 - Summary of Significant Accounting Policies.

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – Basis of Presentation - Significant Accounting Policies for further details. As of March 31, 2021, the balance of the ACL was $34.56 million, or 1.61% of total loans. The ACL at March 31, 2021, increased $8.38 million from the balance of $26.18 million recorded before the adoption of the new standard on January 1, 2021. This increase included a $13.11 million cumulative adjustment for the adoption of ASU 2016-13 offset by a reversal of provision of $4.00 million and net charge-offs for the quarter of $725 thousand. The reversal in provision was due to significantly improved economic forecasts for unemployment, GDP growth, and home prices from those used at year-end 2020.

At March 31, 2021, the Company also had an allowance for unfunded commitments of $465 thousand which was recorded in Other Liabilities on the Balance Sheet. With the adoption of ASU 2016-13 effective January 1, 2021, the Company increased its allowance for credit losses on unfunded commitments by $509 thousand. During 2020, the provision for credit losses on unfunded commitments was $66 thousand which was recorded in the provision for credit losses on the Statement of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financials asset during 2021.

The following table presents the changes in the allowance for credit losses during the periods indicated:

	Three Months Ended March 31,
	2021	2020

(Amounts in thousands)
Beginning balance	$26,182	$18,425
Cumulative effect of adoption of ASU 2016-13	13,107	-
Provision for (recovery of) loan losses charged to operations		-
Charge-offs	(4,001)	3,500
Recoveries	(1,730)	(1,194)
Net charge-offs	1,005	406
Ending balance	(725)	(788)
	$34,563	$21,137

Deposits

Total deposits as of March 31, 2021, increased $126.85 million, or 4.98%, compared to December 31, 2020. The increase was largely attributable to savings and noninterest-bearing demand deposits which increased $54.49 million, or 7.22% and $51.78 million, or 6.70%, respectively. Interest-bearing demand deposits also reflected growth with an increase of $36.80 million, or 6.15%. These increases were offset by a decrease in time deposits of $16.22 million, or 3.86%. We attribute a significant amount of the increase in deposits to the unprecedented level of federal government stimulus during the first quarter of 2021.

Borrowings

Total borrowings as of March 31, 2021, increased $555 thousand, compared to December 31, 2020.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2021, the Company’s cash reserves totaled $12.29 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2021, our unencumbered cash totaled $628.75 million, unused borrowing capacity from the FHLB totaled $267.02 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $50.51 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Three Months Ended March 31,
	2021	2020
(Amounts in thousands)
Net cash provided by operating activities	$12,615	$11,373
Net cash provided by investing activities	41,442	80,487
Net cash provided by (used in) financing activities	118,127	(67,256)
Net increase in cash and cash equivalents	172,184	24,604
Cash and cash equivalents, beginning balance	456,561	217,009
Cash and cash equivalents, ending balance	$628,745	$241,613

Cash and cash equivalents increased $172.18 million for the three months ended March 31, 2021, compared to an increase of $24.60 million for the same period of the prior year. The increase in cash and cash equivalents during the quarter was due largely to the significant inflow of non-maturity deposits from unprecedented government stimulus.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2021, decreased $731 thousand, or 0.17%, to $426.00 million from $426.73 million as of December 31, 2020. The change in stockholders’ equity was largely due to the cumulative effect adjustment resulting from the adoption of ASU 2016-13, "Financial Instruments--Credit Losses (Topic 326) of $5.87 million, the repurchase of 187,700 shares of our common stock totaling $4.99 million and dividends declared on our common stock of $4.43 million offset by net income of $14.60 million.  In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share increased $0.14 or 0.58% to $24.22 as of March 31, 2021, from $24.08 as of December 31, 2020.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2020 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2021		December 31, 2020
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.53%	13.69%	14.28%	13.57%
Tier 1 risk-based capital ratio	14.53%	13.69%	14.28%	13.57%
Total risk-based capital ratio	15.79%	14.95%	15.53%	14.82%
Tier 1 leverage ratio	10.04%	9.46%	10.24%	9.73%

Our risk-based capital ratios as of March 31, 2021, increased from December 31, 2020, due to a decrease in our risk-weighted assets. The decrease in risk-weighted assets was primarily due to the decrease in total loans from year-end 2020. . As of March 31, 2021, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2021.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2021	December 31, 2020
(Amounts in thousands)
Commitments to extend credit	$234,828	$229,408
Standby letters of credit and financial guarantees (1)	182,259	179,022
Total off-balance sheet risk	$417,087	$408,430

Reserve for unfunded commitments	$465	$66

(1)	Includes FHLB letters of credit

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

As of March 31, 2021, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 0 to 25 basis points. Given the current level of benchmark interest rates, a complete downward shock of 100 basis points is rendered meaningless; accordingly, a downward rate scenario is only presented for the prior year end. In the downward rate shocks presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	March 31, 2021		December 31, 2020
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$12,551	12.33%	$8,429	8.50%
200	8,628	8.48%	5,912	6.00%
100	4,489	4.41%	3,130	3.20%
(100)	N/A	N/A	(4,749)	-4.80%

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

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) at the end of 2021, the Company has developed a LIBOR transition plan.  In 2018, the Company discontinued the use of LIBOR as a reference rate in new loan originations.  Additionally, the Company has the ability to substitute an alternative referenced rate for most adjustable rate loans originated prior to 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this report.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020 discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2020 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 187,700 shares of our common stock during the first quarter of 2021 compared to 734,651 shares during the same quarter of 2020.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

January 1-31, 2021	7,700	$21.66	167,037.64	2,392,300
February 1-28, 2021	76,500	24.03	1,837,926.90	2,315,800
March 1-31, 2021	103,500	28.79	2,979,537.30	2,212,300
Total	187,700	$26.56	4,984,501.84

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2021, (Unaudited) and December 31, 2020; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 7th day of May, 2021.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)