Form 10-Q
period 2021-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2021-08-05
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021
or

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
☐ Yes ☑ No

As of August 03, 2021, there were 17,280,300 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2021	2020(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$54,806	$58,404
Federal funds sold	560,551	395,756
Interest-bearing deposits in banks	3,381	2,401
Total cash and cash equivalents	618,738	456,561
Debt securities available for sale	79,842	83,358
Loans held for investment, net of unearned income (includes covered loans of $7,503 and $9,680, respectively)	2,153,731	2,186,632
Allowance for credit losses (2)	(31,857)	(26,182)
Loans held for investment, net	2,121,874	2,160,450
Premises and equipment, net	53,560	57,700
Other real estate owned	1,324	2,083
Interest receivable	8,480	9,052
Goodwill	129,565	129,565
Other intangible assets	6,352	7,069
Other assets	109,548	105,298
Total assets	$3,129,283	$3,011,136

Liabilities
Deposits
Noninterest-bearing	$819,138	$772,795
Interest-bearing	1,846,556	1,773,452
Total deposits	2,665,694	2,546,247
Securities sold under agreements to repurchase	994	964
Interest, taxes, and other liabilities	35,061	37,195
Total liabilities	2,701,749	2,584,406

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,383,915 shares issued and 17,334,547 outstanding at June 30, 2021; 24,319,076 shares issued and 17,722,507 outstanding at December 31, 2020	17,335	17,723
Additional paid-in capital	161,853	173,345
Retained earnings	250,911	237,585
Accumulated other comprehensive loss	(2,565)	(1,923)
Total stockholders' equity	427,534	426,730
Total liabilities and stockholders' equity	$3,129,283	$3,011,136

(1) Derived from audited financial statements
(2) Effective January 1, 2021, the Company adopted the current expected credit loss methodology ("CECL"), prior to January 1, 2021, the Company utilized the incurred credit loss methodology.

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$25,937	$26,991	$52,477	$55,049
Interest on securities -- taxable	159	238	357	618
Interest on securities -- tax-exempt	276	475	573	1,013
Interest on deposits in banks	166	82	282	615
Total interest income	26,538	27,786	53,689	57,295
Interest expense
Interest on deposits	724	1,445	1,593	3,270
Interest on short-term borrowings	-	2	-	4
Total interest expense	724	1,447	1,593	3,274
Net interest income	25,814	26,339	52,096	54,021
(Recovery of) provision for credit losses	(2,230)	3,831	(6,231)	7,331
Net interest income after provision for loan losses	28,044	22,508	58,327	46,690
Noninterest income
Wealth management	1,058	854	1,939	1,698
Service charges on deposits	3,098	2,560	6,129	6,291
Other service charges and fees	3,166	2,617	6,188	4,848
Net gain on sale of securities	-	-	-	385
Net FDIC indemnification asset amortization	(946)	(483)	(1,226)	(969)
Other operating income	2,421	1,365	3,336	2,209
Total noninterest income	8,797	6,913	16,366	14,462
Noninterest expense
Salaries and employee benefits	10,216	11,015	21,100	22,401
Occupancy expense	1,115	1,275	2,390	2,590
Furniture and equipment expense	1,457	1,316	2,824	2,700
Service fees	1,513	1,329	2,848	2,852
Advertising and public relations	616	475	951	987
Professional fees	290	307	756	540
Amortization of intangibles	360	360	717	721
FDIC premiums and assessments	204	33	403	33
Merger expenses	-	-	-	1,893
Other operating expense	3,590	2,803	6,192	5,860
Total noninterest expense	19,361	18,913	38,181	40,577
Income before income taxes	17,480	10,508	36,512	20,575
Income tax expense	4,077	2,270	8,507	4,465
Net income	$13,403	$8,238	$28,005	$16,110

Earnings per common share
Basic	$0.77	$0.47	$1.59	$0.90
Diluted	0.76	0.46	1.59	0.90
Weighted average shares outstanding
Basic	17,486,182	17,701,853	17,577,552	17,850,423
Diluted	17,536,144	17,728,300	17,631,330	17,888,325

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Amounts in thousands)
Net income	$13,403	$8,238	$28,005	$16,110
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	17	(58)	(800)	1,141
Reclassification adjustment for net (gains) recognized in net income	-	-	-	(385)
Net unrealized (losses) gains on available-for-sale debt securities	17	(58)	(800)	756
Employee benefit plans:
Net actuarial (loss)	-	-	(206)	(445)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	96	97	193	193
Net unrealized (losses) on employee benefit plans	96	97	(13)	(252)
Other comprehensive (loss) income, before tax	113	39	(813)	504
Income tax (benefit) expense	23	8	(171)	106
Other comprehensive (loss) income, net of tax	90	31	(642)	398
Total comprehensive income	$13,493	$8,269	$27,363	$16,508

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2021 and 2020

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance April, 1 2020	$-	$17,700	$172,231	$222,814	$(1,139)	$411,606
Net income	-	-	-	8,238	-	8,238
Other comprehensive income	-	-	-	-	31	31
Common dividends declared -- $0.25 per share	-	-	-	(4,425)	-	(4,425)
Equity-based compensation expense	-	5	261	-	-	266
Issuance of common stock to 401(k) plan -- 5,294 shares	-	5	109	-	-	114
Balance June 30, 2020	$-	$17,710	$172,601	$226,627	$(1,108)	$415,830

Balance April, 1 2021	$-	$17,592	$169,173	$241,889	$(2,655)	$425,999
Net income	-	-	-	13,403	-	13,403
Other comprehensive income	-	-	-	-	90	90
Common dividends declared -- $0.25 per share	-	-	-	(4,381)	-	(4,381)
Equity-based compensation expense	-	1	296	-	-	297
Issuance of common stock to 401(k) plan -- 3,499 shares	-	3	103	-	-	106
Repurchase of common shares -- 261,600 shares at $30.51 per share	-	(261)	(7,719)	-	-	(7,980)
Balance June 30, 2021	$-	$17,335	$161,853	$250,911	$(2,565)	$427,534

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Six Months Ended
June 30, 2021 and 2020

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2020	$-	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	-	-	16,110	-	16,110
Other comprehensive income	-	-	-	-	398	398
Common dividends declared -- $0.50 per share	-	-	-	(9,018)	-	(9,018)
Equity-based compensation expense	-	56	1,049	-	-	1,105
Issuance of common stock to 401(k) plan -- 11,911 shares	-	12	276	-	-	288
Repurchase of common shares -- 734,653 shares at $29.77 per share	-	(735)	(21,137)	-	-	(21,872)
Balance June 30, 2020	$-	$17,710	$172,601	$226,627	$(1,108)	$415,830

Balance January 1, 2021	$-	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	-	-	-	(5,870)	-	(5,870)
Net income	-	-	-	28,005	-	28,005
Other comprehensive income	-	-	-	-	(642)	(642)
Common dividends declared -- $0.50 per share	-	-	-	(8,809)	-	(8,809)
Equity-based compensation expense	-	52	779	-	-	831
Issuance of common stock to 401(k) plan -- 9,151 shares	-	9	244	-	-	253
Repurchase of common shares -- 449,300 shares at $28.86 per share	-	(449)	(12,515)	-	-	(12,964)
Balance June 30, 2021	$-	$17,335	$161,853	$250,911	$(2,565)	$427,534

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2021	2020
Operating activities
Net income	$28,005	$16,110
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery of) provision for credit losses	(6,231)	7,331
Depreciation and amortization of premises and equipment	2,240	2,209
Amortization of premiums on investments, net	217	1,304
Amortization of FDIC indemnification asset, net	1,226	969
Amortization of intangible assets	717	721
Accretion on acquired loans	(2,442)	(3,456)
Equity-based compensation expense	699	1,105
Issuance of common stock to 401(k) plan	253	288
Loss (gain) on sale of premises and equipment, net	524	(1)
Loss on sale of other real estate owned	251	330
Gain on sale of securities	-	(385)
Increase in accrued interest receivable	572	(1,703)
Increase in other operating activities	(6,322)	(6,608)
Net cash provided by operating activities	19,709	18,214
Investing activities
Proceeds from sale of securities available for sale	-	51,027
Proceeds from maturities, prepayments, and calls of securities available for sale	14,174	20,018
Payments to acquire securities available for sale	(11,675)	-
Proceeds (originations of) from repayment of loans, net	39,323	(20,992)
Proceeds from (purchase of) FHLB stock, net	1,012	(12)
Payments to the FDIC	-	(29)
Proceeds from sale of premises and equipment	2,208	65
Payments to acquire premises and equipment	(1,669)	(2,125)
Proceeds from sale of other real estate owned	1,259	1,814
Net cash provided by investing activities	44,632	49,766
Financing activities
Increase in noninterest-bearing deposits, net	46,343	125,031
Increase in interest-bearing deposits, net	73,104	42,903
Proceeds from (repayments) of securities sold under agreements to repurchase, net	30	(501)
Repayments of FHLB and other borrowings, net	-	(40)
Proceeds from stock options exercised	132	-
Payments for repurchase of common stock	(12,964)	(21,872)
Payments of common dividends	(8,809)	(9,018)
Net cash provided by (used in) financing activities	97,836	136,503
Net increase in cash and cash equivalents	162,177	204,483
Cash and cash equivalents at beginning of period	456,561	217,009
Cash and cash equivalents at end of period	$618,738	$421,492

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,846	$2,960
Cash paid for income taxes	11,704	4,547

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	810	621
Loans originated to finance other real estate owned	59	265
(Increase) decrease in accumulated other comprehensive loss	90	398

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of June 30, 2021, the accrued interest receivable for investment securities available for sale was $350 thousand.

The Company’s estimate of expected credit losses includes a measure of the expected risk of credit loss even if that risk is remote.  The Company does not measure expected credit losses on an investment security in which historical credit loss information adjusted for current conditions and reasonable and supportable forecast results in an expectation that nonpayment of the amortized cost basis is zero.  Nonpayment of the amortized cost basis is not expected to be zero solely on the basis of the current value of collateral securing the security but, also considers the nature of the collateral, potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate change since purchase, volatility of the security’s fair value and historical loss information for financial assets securitized with similar collateral. The Company performed an analysis that determined that the following securities have a zero expected credit loss:  U.S. Treasury Securities, Agency-Backed Securities including Government National Mortgage Association (“GNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), Federal Home Loan Bank (“FHLB”), Federal Farm Credit Banks (“FFCB”) and Small Business Administration (“SBA”).  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies.  These securities are included in Government-Sponsored Entities Debt and Mortgage-Backed Securities line items in the Investment Securities footnote.  Municipal securities and all other securities that do not have a zero expected credit loss will be evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of June 30, 2021, the accrued interest receivable for loans was $8.10 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of June 30, 2021, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $528 thousand. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During 2020 and continuing into 2021, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.  As COVID-19 events unfolded during 2020 and 2021, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.

Potential Effects of COVID-19 –

The adverse impact of COVID-19 to the economy has impaired some of the Company’s customers’ ability to timely fulfill their financial obligations to the Company, reducing interest income on loans or increasing loan losses. In keeping with Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus, the Company continues to work with COVID-19 affected borrowers to defer loan payments, interest, and fees.   As of June 30, 2021, total COVID-19 loan deferrals stood at $4.02 million, down significantly from f $436.11 million at June 30, 2020 and from $32.26 million at December 31, 2020.  Deferred interest and fees for these loans will continue to accrue to income under normal GAAP accounting.  However, should eventual credit losses on deferred payments occur, accrued interest income and fees would be reversed, which would negatively impact interest income in future periods. At this time, the Company is unable to project the materiality of any such impact.

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company is participating in the Paycheck Protection Program (“PPP”), administered by the SBA, in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through June 30, 2021 the Company processed a total of 1,429 loans with original principal balances totaling $92.58 million through both the first and second rounds of the PPP, with $60.99 million originated in the first round and $31.59 million originated in the second round. As of June 30, 2021, $48.27 million or 79.15%, of the Company's first round PPP loan balances have been forgiven by the SBA. As of June 30, 2021, 8.11%, or $2.56 million of the second round PPP loans have been forgiven.

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

It is impossible to predict the full extent to which COVID-19 and the resulting measures to prevent its spread will affect the Company’s operations. Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of COVID-19, the Company’s management believes its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the pandemic.

Recent Accounting Standards

Standards Adopted in 2021

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU requires earlier recording of credit losses on loans and other financial assets held by financial institutions and other organizations. This ASU also requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  It further requires enhanced disclosures related to the significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of an organization’s portfolio. In addition, the ASU amends the accounting for credit losses in investments in debt securities and purchased financial assets with credit deterioration.  The Company adopted the new standard as of January 1, 2021.  The standard was applied using the modified retrospective method as a cumulative-effect adjustment to retained earnings as of January 1, 2021.  Under this method, comparative periods will not be required to be restated for financial statements related to Topic 326.  Comparative prior period disclosures will be presented using the guidance for the allowance for loan losses.  This adoption method is considered a change in accounting principle requiring additional disclosure of the nature of and the reasons for the change, which is solely a result of the adoption of the required standard.  This standard did not have a material impact on our investment securities portfolio at implementation.  Related to the implementation of the standard, the Company recorded an additional ACL for loans of $13.11 million, deferred tax assets of $1.81 million, and additional reserve for unfunded commitments of $509 thousand and an adjustment to retained earnings, net of tax, of $5.87 million.  See the table below for the impact of ASU 2016-13 on the Company’s consolidated balance sheet.

	January 1, 2021
	As Reported	Pre-	Impact of
	Under	ASU 2016-13	ASU 2016-13
	ASU 2016-13	Adoption	Adoption

Assets:
Non-covered loans held for investment
Allowance for credit losses on debt securities
Investment securities - available for sale	$83,358	$83,358	$-	A
Loans
Non-acquired loans and acquired performing loans	2,146,972	2,146,972	-
Acquired purchased deteriorated loans	45,535	39,660	5,875	B
Allowance for credit losses on loans	(39,289)	(26,182)	(13,107)	C
Deferred tax asset	19,306	17,493	1,813	D
Accrued interest receivable - loans	9,109	9,052	57	B

Liabilities
Allowance for credit losses on off-balance sheet
credit exposures	575	66	509	E

Equity:
Retained earnings	231,714	237,585	(5,871)	F

A.	Per our analysis no ACL was necessary for investment securities available-for-sale.
B.	Accrued interest receivable from acquired credit impaired loans of $57 thousand was reclassed to other assets and was offset by the reclass of the grossed up credit discount on acquired credit impaired loans of $57 thousand that was moved to the ACL for the purchased credit deteriorated loans.
C.	Calculated adjustment to the ACL related to the adoption of ASU 2016-13. Includes additional reserve related to purchased deteriorated loans of $5.88 million.
D.	Effect of deferred tax assets related to the adjustment to the ACL form the adoption of ASU 2016-13 using a 23.37% tax rate.
E.	Adjustment to the reserve for unfunded commitments related to the adoption of ASU 2016-13.
F.	Net adjustment to retained earnings related to the adoption of ASU 2016-13.

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

Note 2. Debt Securities

There was no allowance for credit losses for investments as of June 30, 2021; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$512	$-	$(3)	$509
Municipal securities	36,510	319	-	36,829
Mortgage-backed Agency securities	42,220	745	(461)	42,504
Total	$79,242	$1,064	$(464)	$79,842

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$555	$—	$(4)	$551
Municipal securities	43,950	509	—	44,459
Mortgage-backed Agency securities	37,453	992	(97)	38,348
Total	$81,958	$1,501	$(101)	$83,358

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2021
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$735	$737
Due after one year but within five years	21,635	21,787
Due after five years but within ten years	14,652	14,814
	37,022	37,338
Mortgage-backed Agency securities	42,220	42,504
Total debt securities available for sale	$79,242	$79,842

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$502	$(3)	$502	$(3)
Mortgage-backed Agency securities	20,937	(461)	-	-	20,937	(461)
Total	$20,937	$(461)	$502	$(3)	$21,439	$(464)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$544	$(4)	$544	$(4)
Municipal securities	—	—	—	—	—	—
Mortgage-backed Agency securities	11,018	(97)	—	—	11,018	(97)
Total	$11,018	$(97)	$544	$(4)	$11,562	$(101)

There were 13 individual debt securities in an unrealized loss position as of June 30, 2021, and the combined depreciation in value represented 0.58% of the debt securities portfolio. There were 6 individual debt securities in an unrealized loss position as of December 31, 2020, and their combined depreciation in value represented 0.12% of the debt securities portfolio.

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

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Amounts in thousands)
Gross realized gains	$-	$419	$-	$419
Gross realized losses	-	(34)	-	(34)
Net Gain (Loss) on sale of securities	$-	$385	$-	$385

The carrying amount of securities pledged for various purposes totaled $33.11 million as of June 30, 2021, and $36.56 million as of December 31, 2020.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.65 million as of June 30, 2021, and $1.13 million as of December 31, 2020. Deferred loan fees, net of loan costs, totaled $7.59 million as of June 30, 2021, and $5.58 million as of December 31, 2020. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the current period June 30, 2021, to include net deferred loan fees of $7.59 million and unamortized discount total related to loans acquired of $6.98 million. Accrued interest receivable (AIR) of $8.10 million is accounted for separately and reported in Interest Receivable on the Statement of Condition.

The comparative periods in the table below reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of earned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

Included in total loans are covered loans that are generally reimbursable by the FDIC at the applicable loss share percentage of 80%. As of June 30, 2021, covered loan balances totaled $7.50 million; covered loan balances were $9.68 million year-end 2020. The following table presents loans, net of unearned income, within the portfolio by loan class, as of the dates indicated:

	June 30, 2021		December 31, 2020
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$60,560	2.81%	$44,674	2.04%
Commercial and industrial	147,768	6.86%	173,024	7.91%
Multi-family residential	100,347	4.66%	115,161	5.27%
Single family non-owner occupied	190,008	8.82%	187,783	8.59%
Non-farm, non-residential	713,089	33.11%	734,793	33.60%
Agricultural	8,665	0.40%	9,749	0.45%
Farmland	18,285	0.85%	19,761	0.90%
Total commercial loans	1,238,722	57.51%	1,284,945	58.76%
Consumer real estate loans
Home equity lines	87,251	4.05%	96,526	4.41%
Single family owner occupied	679,863	31.57%	661,054	30.24%
Owner occupied construction	21,158	0.98%	17,720	0.81%
Total consumer real estate loans	788,272	36.60%	775,300	35.46%
Consumer and other loans
Consumer loans	122,067	5.67%	120,373	5.50%
Other	4,670	0.22%	6,014	0.28%
Total consumer and other loans	126,737	5.89%	126,387	5.78%
Total loans held for investment, net of unearned income	$2,153,731	100.00%	$2,186,632	100.00%

The Company began participating as a Small Business Administration Paycheck Protection Program lender during the second quarter of 2020. At June 30, 2021, the PPP loans had a current balance of $41.63 million, compared to $57.06 million at December 31, 2020, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $4.34 million at June 30, 2021, and $2.3 million at December 31, 2020, were also recorded. During the second quarter of 2021, the Company recorded amortization of net deferred loan origination fees of $608 thousand on PPP loans and $1.53 million in amortization for the six month period of 2021. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated. Losses on covered loans are generally reimbursable by the FDIC at the applicable loss share percentage, 80%. Covered loan balances totaled $7.50 million and $9.68 million for June 30, 2021 and December 31, 2020, respectively.

	June 30, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$56,754	$1,176	$2,630	$-	$-	$60,560
Commercial and industrial	141,623	1,588	4,557	-	-	147,768
Multi-family residential	92,541	6,164	1,642	-	-	100,347
Single family non-owner occupied	173,524	5,628	10,844	12	-	190,008
Non-farm, non-residential	584,778	99,699	28,612	-	-	713,089
Agricultural	7,712	409	544	-	-	8,665
Farmland	13,536	1,122	3,627	-	-	18,285
Consumer real estate loans
Home equity lines	82,558	1,166	3,527	-	-	87,251
Single family owner occupied	645,953	2,662	31,248	-	-	679,863
Owner occupied construction	20,874	-	284	-	-	21,158
Consumer and other loans
Consumer loans	120,482	11	1,574	-	-	122,067
Other	4,670	-	-	-	-	4,670
Total loans	$1,945,005	$119,625	$89,089	$12	$-	$2,153,731

	December 31, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$36,934	$4,975	$2,765	$-	$-	$44,674
Commercial and industrial	160,625	7,065	5,519	-	-	173,209
Multi-family residential	103,291	8,586	3,284	-	-	115,161
Single family non-owner occupied	165,146	9,602	12,838	12	-	187,598
Non-farm, non-residential	568,438	125,907	40,448	-	-	734,793
Agricultural	7,724	1,686	339	-	-	9,749
Farmland	13,527	2,597	3,637	-	-	19,761
Consumer real estate loans						-
Home equity lines	91,712	1,488	3,326	-	-	96,526
Single family owner occupied	623,860	3,859	33,335	-	-	661,054
Owner occupied construction	17,232	201	287	-	-	17,720
Consumer and other loans						-
Consumer loans	118,134	28	2,211	-	-	120,373
Other	6,014	-	-	-	-	6,014
Total loans	$1,912,637	$165,994	$107,989	$12	$-	$2,186,632

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$22,604	$13,297	$6,228	$4,275	$1,984	$7,884	$482	$56,754
Special Mention	-	276	-	144	675	45	36	1,176
Substandard	-	-	47	13	271	2,299	-	2,630
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$22,604	$13,573	$6,275	$4,432	$2,930	$10,228	$518	$60,560
Commercial and industrial
Pass	$32,081	$7,490	$18,298	$16,740	$4,356	$5,864	$15,164	$99,993
Special Mention	-	233	700	335	159	30	131	1,588
Substandard	6	400	903	261	1,148	789	1,050	4,557
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$32,087	$8,123	$19,901	$17,336	$5,663	$6,683	$16,345	$106,138
Paycheck Protection Loans
Pass	$12,640	$28,990	$-	$-	$-	$-	$-	$41,630
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$12,640	$28,990	$-	$-	$-	$-	$-	$41,630
Multi-family residential
Pass	$10,042	$25,747	$5,933	$2,125	$5,443	$42,386	$865	$92,541
Special Mention	-	-	-	-	2,563	3,601	-	6,164
Substandard	-	-	-	-	673	969	-	1,642
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$10,042	$25,747	$5,933	$2,125	$8,679	$46,956	$865	$100,347
Non-farm, non-residential
Pass	$84,705	$142,842	$54,883	$65,458	$40,496	$182,786	$13,608	$584,778
Special Mention	-	16,654	10,098	2,779	25,664	44,169	335	99,699
Substandard	1,184	724	3,880	5,754	9,877	6,833	360	28,612
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$85,889	$160,220	$68,861	$73,991	$76,037	$233,788	$14,303	$713,089
Agricultural
Pass	$1,770	$2,297	$1,317	$730	$768	$316	$514	$7,712
Special Mention	47	31	190	28	35	19	59	409
Substandard	-	13	252	69	28	182	-	544
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$1,817	$2,341	$1,759	$827	$831	$517	$573	$8,665
Farmland
Pass	$657	$1,216	$107	$1,182	$529	$8,129	$1,716	$13,536
Special Mention	113	-	-	267	448	294	-	1,122
Substandard	81	15	832	250	258	2,191	-	3,627
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$851	$1,231	$939	$1,699	$1,235	$10,614	$1,716	$18,285

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$160	$267	$-	$25	$1	$5,701	$76,404	$82,558
Special Mention	-	-	-	124	-	102	940	1,166
Substandard	-	-	23	123	121	1,528	1,732	3,527
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$160	$267	$23	$272	$122	$7,331	$79,076	$87,251
Single family Mortgage
Pass	$118,905	$235,227	$70,800	$53,587	$51,466	$288,601	$891	$819,477
Special Mention	334	807	948	387	1,163	4,422	229	8,290
Substandard	754	742	1,833	2,262	2,468	34,033	-	42,092
Doubtful	-	-	-	-	-	12	-	12
Loss	-	-	-	-	-	-	-	-
Total single family owner occupied	$119,993	$236,776	$73,581	$56,236	$55,097	$327,068	$1,120	$869,871
Owner occupied construction
Pass	$2,409	$12,076	$2,470	$1,479	$448	$1,992	$-	$20,874
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	284	-	284
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,409	$12,076	$2,470	$1,479	$448	$2,276	$-	$21,158
Consumer loans
Pass	$35,655	$43,108	$24,125	$7,190	$3,213	$9,373	$2,488	$125,152
Special Mention	-	-	10	-	-	-	1	11
Substandard	-	278	782	123	154	156	81	1,574
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$35,655	$43,386	$24,917	$7,313	$3,367	$9,529	$2,570	$126,737

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$321,628	$512,557	$184,161	$152,791	$108,704	$553,032	$112,132	$1,945,005
Special Mention	494	18,001	11,946	4,064	30,707	52,682	1,731	119,625
Substandard	2,025	2,172	8,552	8,855	14,998	49,264	3,223	89,089
Doubtful	-	-	-	-	-	12	-	12
Loss	-	-	-	-	-	-	-	-
Total loans	$324,147	$532,730	$204,659	$165,710	$154,409	$654,990	$117,086	$2,153,731

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

(1)

Total recorded investment of impaired loans include loans totaling $31.18 million as of December 31, 2020, that do not meet the Company's evaluation threshold of $500 thousand for individual impairment and are therefore collectively evaluated for impairment.

Prior to the adoption of ASU 2016-13, the Company presented the average recorded investment and interest income recognized on impaired loans, excluding PCI loans. The table below presents the information for the period indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020		2020
		Average		Average
	Interest Income	Recorded	Interest Income	Recorded
(Amounts in thousands)	Recognized	Investment	Recognized	Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$7	$882	$15	$1,091
Commercial and industrial	60	3,191	89	2,610
Multi-family residential	18	417	29	544
Single family non-owner occupied	37	5,203	72	4,652
Non-farm, non-residential	84	8,886	127	6,780
Agricultural	2	264	3	235
Farmland	15	1,835	36	1,698
Consumer real estate loans
Home equity lines	7	1,652	16	1,560
Single family owner occupied	122	17,251	290	17,401
Owner occupied construction	4	534	10	434
Consumer and other loans
Consumer loans	7	507	11	455
Total impaired loans with no related allowance	363	40,622	698	37,460

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-
Commercial and industrial	-	-	-	-
Multi-family residential	-	944	-	943
Single family non-owner occupied	-	-	-	-
Non-farm, non-residential	14	1,884	14	1,611
Farmland	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-
Single family owner occupied	11	1,777	24	1,508
Owner occupied construction	-	-	-	-
Total impaired loans with a related allowance	25	4,605	38	4,062
Total impaired loans	$388	$45,227	$736	$41,522

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  Covered nonaccrual loans totaled $230 thousand at June 30, 2021; the total was comprised of consumer real estate loans. The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$364	$-	$364
Commercial and industrial	1,853	-	1,853
Multi-family residential	328	-	328
Single family non-owner occupied	4,077	-	4,077
Non-farm, non-residential	5,796	287	6,083
Agricultural	135	-	135
Farmland	480	-	480
Consumer real estate loans			-
Home equity lines	979	-	979
Single family owner occupied	9,234	-	9,234
Owner occupied construction	-	-	-
Consumer and other loans			-
Consumer loans	552	-	552
Total nonaccrual loans	$23,798	$287	$24,085

During the three month period of 2021, $15 thousand in nonaccrual loan interest was recognized; for the six month period of 2021 $24 thousand in nonaccrual loan interest was recognized.

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

	June 30, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$766	$-	$357	$1,123	$59,437	$60,560	$-
Commercial and industrial	601	413	1,234	2,248	145,520	147,768	-
Multi-family residential	-	-	328	328	100,019	100,347	-
Single family non-owner occupied	725	563	2,264	3,552	186,456	190,008	211
Non-farm, non-residential	638	356	2,859	3,853	709,236	713,089	-
Agricultural	123	206	21	350	8,315	8,665	-
Farmland	-	8	333	341	17,944	18,285	-
Consumer real estate loans
Home equity lines	288	135	696	1,119	86,132	87,251	95
Single family owner occupied	2,751	1,551	3,865	8,167	671,696	679,863	-
Owner occupied construction	-	-	-	-	21,158	21,158	-
Consumer and other loans
Consumer loans	1,897	368	255	2,520	119,547	122,067	21
Other	-	-	-	-	4,670	4,670	-
Total loans	$7,789	$3,600	$12,212	$23,601	$2,130,130	$2,153,731	$327

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

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss is required to be measured based on the fair value of the collateral. As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset. For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The table below summarizes collateral dependent loans, where foreclosure is probable, by type of collateral, and the extent to which they are collateralized during the period.

June 30, 2021
(Amounts in thousands)	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-
Office	-	-	-
Other	2,791	2,858	102.40%
Retail	-	-	-
Multi-Family
Industrial	-	-	-
Office	-	-	-
Other	-	-	-
Commercial and industrial
Industrial	-	-	-
Other	-	-	-
Home equity loans	41	41	100.00%
Consumer owner occupied	185	185	100.00%
Consumer	-	-	-
Total collateral dependent loans	$3,017	$3,084	102.22%

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

From March, 2020, through June 30, 2021, the Company modified a total of 3,861 loans with principal balances totaling $469.21 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of June 30, 2021, total COVID-19 loan deferrals stood at $4.02 million.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	June 30, 2021			December 31, 2020
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$-	$-	$-	$-	$-
Commercial and industrial	405	619	1,024	-	1,326	1,326
Single family non-owner occupied	655	592	1,247	1,585	1,265	2,850
Non-farm, non-residential	1,374	2,076	3,450	-	2,407	2,407
Consumer real estate loans
Home equity lines	-	72	72	-	77	77
Single family owner occupied	1,198	4,707	5,905	229	4,927	5,156
Owner occupied construction	-	214	214	-	216	216
Consumer and other loans
Consumer loans	-	29	29	-	30	30
Total TDRs	$3,632	$8,309	$11,941	$1,814	$10,248	$12,062

Allowance for credit losses related to TDRs			$159			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Amounts in thousands)
Interest income recognized	$94	$152	$198	$250

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended June 30,
	2021			2020
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	-	-	-
Single family owner occupied	-	-	-	-	-	-
Total below market interest rate and extended payment term	-	-	-	-	-	-
Payment deferral
Construction, development, and other land	-	-	-	-	-	-
Commercial and industrial	-	-	-	1	1,106	1,106
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	-	-	-	2	1,538	1,538
Single family owner occupied	-	-	-	1	70	54
Total principal deferral	-	-	-	4	2,714	2,698
Total	-	$-	$-	4	$2,714	$2,698

(1)	Represents the loan balance immediately following modification

	Six Months Ended June 30,
	2021			2020
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate Single family non-owner occupied	-	-	-	1	$50	$50
Total below market interest rate	-	-	-	1	50	50
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	-	-	-
Single family owner occupied	-	-	-	-	-	-
Total below market interest rate and extended payment term	-	-	-	-	-	-
Payment deferral
Construction, development, and other land	-	-	-	1	63	63
Commercial and industrial	-	-	-	2	1,708	1,708
Single family non-owner occupied	-	-	-	1	529	529
Non-farm, non-residential	1	1,390	1,374	3	2,115	2,115
Single family owner occupied	-	-	-	3	742	726
Home equity lines	-	-	-	-	-	-
Total principal deferral	1	1,390	1,374	10	5,157	5,141
Total	1	$1,390	$1,374	11	$5,207	$5,191

(1)	Represents the loan balance immediately following modification

There were no payment defaults on loans modified as TDRs restructured within the previous 12 months as of June 30, 2021, and one loan for $209 thousand as of June 30, 2020.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2021	December 31, 2020
(Amounts in thousands)
OREO	$1,324	$2,083

OREO secured by residential real estate	$420	$769
Residential real estate loans in the foreclosure process(1)	3,606	4,141

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated.

	Three Months Ended June 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$19,586	$11,887	$3,090	$34,563
Provision for (recovery of) loan losses charged to operations	(1,712)	(986)	468	(2,230)
Charge-offs	(1,202)	(48)	(652)	(1,902)
Recoveries	1,032	202	192	1,426
Net charge-offs	(170)	154	(460)	(476)
Ending balance	$17,704	$11,055	$3,098	$31,857

	Three Months Ended June 30, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$12,075	$7,519	$1,543	$21,137
Provision for loan losses charged to operations	2,618	(221)	1,434	3,831
Charge-offs	(878)	(179)	(615)	(1,672)
Recoveries	94	175	193	462
Net charge-offs	(784)	(4)	(422)	(1,210)
Ending balance	$13,909	$7,294	$2,555	$23,758

	Six Months Ended June 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
Provision for (recovery of) loan losses charged to operations	(4,782)	(2,528)	1,079	(6,231)
Charge-offs	(1,959)	(58)	(1,615)	(3,632)
Recoveries	1,424	545	462	2,431
Net charge-offs	(535)	487	(1,153)	(1,201)
Ending balance	$17,704	$11,055	$3,098	$31,857

	Six Months Ended June 30, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	4,605	924	1,802	7,331
Charge-offs	(1,146)	(242)	(1,478)	(2,866)
Recoveries	215	287	366	868
Net (charge-offs) recoveries	(931)	45	(1,112)	(1,998)
Ending balance	$13,909	$7,294	$2,555	$23,758

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

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the date indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
		Allowance for Loan
	Recorded	Pools With
(Amounts in thousands)	Investment	Impairment
Commercial loans
Highlands:
Construction & land development	$958	$-
Farmland and other agricultural	2,242	-
Multifamily	1,614	-
Commercial real estate	20,176	-
Commercial and industrial	814	-
Total commercial loans	25,804	-
Consumer real estate loans
Highlands:
1-4 family, junior and HELOCS	761	-
1-4 family, senior-consumer	12,494	-
Consumer	603	-
Total consumer real estate loans	13,858	-
Total PCI loans	$39,662	$-

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2021	December 31, 2020
(Amounts in thousands)
Noninterest-bearing demand deposits	$819,138	$772,795
Interest-bearing deposits:
Interest-bearing demand deposits	642,904	598,148
Money market accounts	283,299	258,864
Savings deposits	535,016	495,821
Certificates of deposit	262,326	293,848
Individual retirement accounts	123,011	126,771
Total interest-bearing deposits	1,846,556	1,773,452
Total deposits	$2,665,694	$2,546,247

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

The Company’s current operating leases relate primarily to bank branches. The Company’s ROU asset was $786 thousand as of June 30, 2021 compared to $830 thousand as of December 31, 2020. The operating lease liability as of June 30, 2021 was $831 thousand compared to $891 thousand as of December 31, 2020. The Company’s total operating leases have remaining terms of  1-8 years; compared with 1-9 years as of December 31, 2020. The June 30, 2021 weighted average discount rate of 3.22% did not change from December 31, 2020.

Future minimum lease payments as of the dates indicated are as follows:

Year	June 30, 2021
(Amounts in thousands)
2022	$148
2023	119
2024	119
2025	108
2026 and thereafter	412
Total lease payments	906
Less: Interest	(75)
Present value of lease liabilities	$831

Year	December 31, 2020
(Amounts in thousands)
2021	$154
2022	131
2023	119
2024	117
2025 and thereafter	463
Total lease payments	984
Less: Interest	(93)
Present value of lease liabilities	$891

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$994	0.07%	$964	0.32%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of June 30, 2021, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $255.22 million, net of FHLB letters of credit of $176.82 million, as of June 30, 2021. As of June 30, 2021, the Company pledged $761.90 million in qualifying loans to secure the FHLB borrowing capacity.

Note 9. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2021. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2021			December 31, 2020
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,583	$-	$327	$4,772	$-	$465
Derivatives not designated as hedges
Interest rate swaps	$8,010		$786	$11,928		$666
Total derivatives	$12,593	$-	$1,113	$16,700	$-	$1,131

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2021	2020	2021	2020	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$28	$25	$56	$37	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	$50	$55	$118	$55	Interest and fees on loans
Total derivative expense	$78	$80	$174	$92

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020	Income Statement Location
(Amounts in thousands)
Service cost	$88	$78	$176	$155	Salaries and employee benefits
Interest cost	79	89	158	178	Other expense
Amortization of prior service cost	30	50	61	100	Other expense
Amortization of losses	66	47	132	93	Other expense
Net periodic cost	$263	$264	$527	$526

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(Amounts in thousands, except share and per share data)
Net income	$13,403	$8,238	$28,005	$16,110

Weighted average common shares outstanding, basic	17,486,182	17,701,853	17,577,552	17,850,423
Dilutive effect of potential common shares
Stock options	34,277	20,661	29,969	27,017
Restricted stock	15,685	5,786	23,809	10,885
Total dilutive effect of potential common shares	49,962	26,447	53,778	37,902
Weighted average common shares outstanding, diluted	17,536,144	17,728,300	17,631,330	17,888,325

Basic earnings per common share	$0.77	$0.47	$1.59	$0.90
Diluted earnings per common share	0.76	0.46	1.59	0.90

Antidilutive potential common shares
Stock options	-	60,375	13,990	66,808
Restricted stock	-	34,661	22,311	32,159
Total potential antidilutive shares	-	95,036	36,301	98,967

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$460	$(3,115)	$(2,655)
Other comprehensive loss before reclassifications	14	-	14
Reclassified from AOCI	-	76	76
Other comprehensive loss income, net	14	76	90
Ending balance	$474	$(3,039)	$(2,565)

	Three Months Ended June 30, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,509	$(2,648)	$(1,139)
Other comprehensive loss before reclassifications	(45)	-	(45)
Reclassified from AOCI	-	76	76
Other comprehensive income, net	(45)	76	31
Ending balance	$1,464	$(2,572)	$(1,108)

	Six Months Ended June 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,106	$(3,029)	$(1,923)
Other comprehensive loss before reclassifications	(632)	(162)	(794)
Reclassified from AOCI	-	152	152
Other comprehensive loss, net	(632)	(10)	(642)
Ending balance	$474	$(3,039)	$(2,565)

	Six Months Ended June 30, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$866	$(2,372)	$(1,506)
Other comprehensive income (loss)
before reclassifications	902	(353)	549
Reclassified from AOCI	(304)	153	(151)
Other comprehensive income (loss), net	598	(200)	398
Ending balance	$1,464	$(2,572)	$(1,108)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2021	2020	2021	2020	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$(385)	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	(385)	Income before income taxes
Income tax expense	-	-	-	(81)	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	(304)	Net income
Employee benefit plans
Amortization of prior service cost	$31	$50	$61	$100
Amortization of net actuarial benefit cost	66	47	132	93
Reclassified out of AOCI, before tax	97	97	193	193	Income before income taxes
Income tax expense	21	21	41	41	Income tax expense
Reclassified out of AOCI, net of tax	76	76	152	152	Net income
Total reclassified out of AOCI, net of tax	$76	$76	$152	$(152)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$509	$-	$509	$-
Municipal securities	36,829	-	36,829	-
Mortgage-backed Agency securities	42,504	-	42,504	-
Total available-for-sale debt securities	79,842	-	79,842	-
Equity securities	55	-	55	-
Fair value loans	13,520	-	-	13,520
Deferred compensation assets	4,800	4,800	-	-
Deferred compensation liabilities	4,800	4,800	-	-
Derivative liabilities	1,113	-	1,113	-

	December 31, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$551	$-	$551	$-
Municipal securities	44,459	-	44,459	-
Mortgage-backed Agency securities	38,348	-	38,348	-
Total available-for-sale debt securities	83,358	-	83,358	-
Equity securities	55	-	55	-
Fair value loans	17,831	-	-	17,831
Deferred compensation assets	4,181	4,181	-	-
Deferred compensation liabilities	4,181	4,181	-	-
Derivative liabilities	1,131	-	1,131	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$3,084	$-	$-	$3,084
OREO	$1,324	$-	$-	$1,324

	December 31, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, Pre-ASU 2016-13	$979	$-	$-	$979
OREO	2,083	-	-	2,083

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

	Valuation	Unobservable	(Weighted Average)
	Technique	Input	June 30, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 37% (11%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 77% (31%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$618,738	$618,738	$618,738	$-	$-
Debt securities available for sale	79,842	79,842	-	79,842	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,153,731	2,102,913	-	-	2,102,913
FDIC indemnification asset	-	-	-	-	-
Interest receivable	8,480	8,480	-	8,480	-
Deferred compensation assets	4,800	4,800	4,800	-	-

Liabilities
Time deposits	385,337	385,243	-	385,243	-
Securities sold under agreements to repurchase	994	994	-	994	-
Interest payable	366	366	-	366	-
Derivative financial liabilities	1,113	1,113	-	1,113	-
Deferred compensation liabilities	4,800	4,800	4,800	-	-

	December 31, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$456,561	$456,561	$456,561	$-	$-
Debt securities available for sale	83,358	83,358	-	83,358	-
Equity securities	55	55	-	55	-
Loans held for sale	-	-	-	-	-
Loans held for investment, net of allowance	2,160,450	2,126,221	-	-	2,126,221
FDIC indemnification asset	1,223	509	-	-	509
Interest receivable	9,052	9,052	-	9,052	-
Deferred compensation assets	4,181	4,181	4,181	-	-

Liabilities
Time deposits	420,619	423,120	-	423,120	-
Securities sold under agreements to repurchase	964	964	-	964	-
Interest payable	582	582	-	582	-
Derivative liabilities	4,181	4,181	4,181	-	-
Deferred compensation liabilities	1,131	1,131	-	1,131	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2021	December 31, 2020
(Amounts in thousands)
Commitments to extend credit	$245,047	$229,408
Standby letters of credit and financial guarantees(1)	178,955	179,022
Total off-balance sheet risk	$424,002	$408,430

Allowance for unfunded commitments	$528	$66

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2021, the Bank operated 49 branches as First Community Bank in Virginia, West Virginia, North Carolina and Tennessee. As of June 30, 2021, full-time equivalent employees, calculated using the number of hours worked, totaled 609. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2021, the Trust Division and FCWM managed and administered $1.27 billion in combined assets under various fee-based arrangements as fiduciary or agent.

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

Congress, the Executive Branch, and the Federal Reserve have taken several actions designed to cushion the economic fallout.  The goal of these actions has been to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program "PPP".  In addition to the general impact of COVID-19, certain provisions of legislative and regulatory relief efforts have had a material impact on the Company's operations and could continue to impact operations going forward.

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

Financial position and results of operations

In 2020, COVID-19 had a material impact on our allowance for credit losses.  While we did not experience any significant charge-offs related to COVID-19, our allowance calculation and resulting provision for credit losses were significantly impacted by governmental reactions and forced shutdowns.  On January 1, 2021, we adopted ASU 2016-13, ("CECL"), which had the effect of increasing our allowance for credit losses by $13.11 million largely due to the uncertainty around the impact of COVID-19 which adversely affected the economic forecasts that were utilized in the adoption. In the first six months of 2021, the economic forecasts improved significantly and credit quality remained strong; with both factors contributing to a reversal of provision for credit losses of $6.23 million.  However, should economic conditions or forecasts worsen and credit quality deteriorate, we could experience further increase in our required allowance for credit losses and record additional credit loss expense.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company's fee income has been reduced due to COVID-19.  Consumer spending behavior has proven to be very conservative during the pandemic resulting in a decrease in overdraft behavior that generates NSF and other fee income.  However, as lock-down restrictions have either eased or been lifted, the Company is beginning to experience an upward trend in these fees.  While service charges on deposits decreased $162 thousand or 2.58%, year to date from 2020, there was an increase of $538 thousand in the second quarter of 2021, or 20.98%, compared to the same quarter of last year.   Should the pandemic and the global response escalate further, it is possible that the Company could see further decreases in fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

The Company's interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of June 30, 2021, the Company carried $3.26 million of accrued income and fees on outstanding deferrals made to COVID-19 affected borrowers compared to $3.47 million at year-end 2020.  At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognized the breadth of the economic impact may affect its borrowers' ability to repay in future periods.

Capital and liquidity

As of  June 30, 2021, the Company and Bank continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action.  Management believes there have been no conditions or events that would change the Bank's classification.  Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2021.  While we believe that we have sufficient capital, our reported and regulatory capital ratios could be adversely impacted by loan losses and other negative trends initiated by the pandemic.  We rely on cash on hand as well as dividends from the Bank to pay dividends to our shareholders.  If our capital deteriorates such that the Bank is unable to pay dividends for an extended period of time, we may not be able to pay dividends to our shareholders.

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

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics.  Upon the pandemic declaration, the Company's Enterprise Risk Management team implemented its Board approved Business Continuity Plan.  The Company appointed an internal pandemic preparedness task force comprised of the Company's management to address both operational and financial risks posed by COVID-19.  Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including customer relief efforts.  The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations.  At June 30, 2021, a significant portion of our backroom operations employees continue to work remotely with no disruption to our operations.  We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.

As of June 30, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

The CARES Act as amended included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020, and the earlier of (i) December 31, 2021, or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act. Through June 30, 2021, we have modified a total of 3,861 commercial and consumer loans totaling $469.21 million. Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act. Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating. Subsequent upgrade or downgrade will be on a case by case basis. The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume. Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of June 30, 2021, current COVID-19 loan deferrals stood at $4.02 million. It is possible that these deferrals could be extended further under the CARES Act; as amended by the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, that extended the ability to provide necessary loan modifications to our customers and not consider these troubled debt restructurings. However, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on modified loans is unknown.

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

Allowance for Credit Losses or "ACL"

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 – "Basis of Presentation - Significant Accounting Policies" in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5 — "Allowance for Credit Losses" in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A. Periods prior to the January 1, 2021, adoption of ASU 2-16-13 follow prior accounting guidance for estimated loan losses and may not be comparable.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2021, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2020 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2020 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2021, and financial condition as of June 30, 2021, include the following:

●

Net income for the quarter increased $5.17 million to $13.40 million compared to the same quarter of 2020.  The large increase in net income includes the reversal of $2.23 million in allowance for credit losses for the second quarter of 2021.  Net income for the six month period increased $11.90 million compared to the same period of 2020.  Similarly, for the six month period, a reversal of $6.23 million in the allowance for credit losses accounts for a large part of the increase in income over the same period in 2020.  The decreases in credit loss provisioning are primarily due to significantly improved economic forecasts and GDP growth and solid credit quality metrics in the current year, and prior year provisioning driven by the pandemic.

●

On January 26, 2021, the Board of Directors approved a new plan to repurchase, on the open market at prevailing prices, up to 2.4 million shares of the Company's common stock through January 26, 2024.  During the quarter, the Company repurchased 261,600 common shares for $7.98 million.  Year-to-date the Company has repurchased 449,300 common shares for $12.96 million.

●	Diluted earnings per share increased $0.30 to $0.76 compared to the same quarter of 2020. Diluted earnings per share for the six month period increased $0.69 to $1.59 compared to 2020.
●

Other income includes $946 thousand of indemnification asset amortization, of which $710 thousand is accelerated amortization, that eliminates the carrying value of the indemnification asset as we do not anticipate any further claims in the future under our loss share agreements.

●	Annualized return on average equity increased to 12.55% compared to 7.97% from the same quarter of 2020, and return on average equity for the first six months increased to 13.24% compared to 7.73% from the same period last year.
●	Annualized return on average assets increased to 1.70% compared to 1.15% from the same quarter of 2020, while year-to-date return on average assets increased to 1.82% compared to 1.15% for the same period of 2020.
●	Net charge-offs for the first quarter of 2021 were $476 thousand and the allowance for credit losses remains very strong at 1.48% of total loans.
●	Book value per common share at June 30, 2021, was $24.66, an increase of $0.58 from year-end 2020.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

Net income	$13,403	$8,238	$5,165	62.70%	$28,005	$16,110	$11,895	73.84%

Basic earnings per common share	0.77	0.47	0.30	63.83%	1.59	0.90	0.69	76.67%
Diluted earnings per common share	0.76	0.46	0.30	65.22%	1.59	0.90	0.69	76.67%

Return on average assets	1.70%	1.15%	0.55%	47.83%	1.82%	1.15%	0.67%	58.26%
Return on average common equity	12.55%	7.97%	4.58%	57.47%	13.24%	7.73%	5.51%	71.28%

Three-Month Comparison. Net income increased $5.17 million in the second quarter of 2021 largely due to a $6.06 million decrease in the provision for credit losses as a result of recovering $2.23 million of credit loss provision to recognize the impact of significantly improving economic forecasts, GDP growth, and improving jobless rates and to prior year provisioning driven by the pandemic. Service charges on deposits increased $538 thousand and other service charges increased $549 thousand compared to the second quarter of 2020.  In addition, the Company received $1.00 million for a recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.  These increases were offset by a write-down of bank property of $781 thousand as well as $710 thousand in accelerated indemnification asset amortization to write the carrying value of the asset to zero as we do not anticipate any further claims under our loss share agreements.

Six-Month Comparison. Net income increased $11.90 million in the first six months of 2021 largely due to a $13.56 million decrease in the provision for credit losses as a result of recovering $6.23 million of credit loss provision to recognize the impact of significantly improving economic forecasts, GDP growth, and improving jobless rates and to prior year provisioning driven by the pandemic. Additional increases were due to $1.89 million in residual merger expenses that were recognized in the first quarter of 2020.  In addition, other service charges increased $1.34 million and the Company received $1.00 million for a recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.  These increases were offset by decreases of $1.93 million in net interest income, reflective of the current historic low rate environment, $781 thousand for the write-down in value of bank property, and $710 thousand in accelerated indemnification asset amortization to write the carrying value of the asset to zero as we do not anticipate any further claims under our loss share agreement.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,134,136	$25,979	4.88%	$2,129,513	$27,040	5.11%
Securities available for sale	84,099	508	2.42%	103,378	839	3.26%
Interest-bearing deposits	610,148	166	0.11%	293,791	81	0.11%
Total earning assets	2,828,383	26,653	3.78%	2,526,682	27,960	4.45%
Other assets	331,563			356,913
Total assets	$3,159,946			$2,883,595

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$654,767	$33	0.02%	$547,445	$98	0.07%
Savings deposits	818,490	63	0.03%	707,298	240	0.14%
Time deposits	394,889	628	0.64%	465,212	1,107	0.96%
Total interest-bearing deposits	1,868,146	724	0.19%	1,719,955	1,445	0.34%
Borrowings
Retail repurchase agreements	1,266	-	N/M	1,244	1	0.14%
Total borrowings	1,266	-	N/M	1,244	1	0.14%
Total interest-bearing liabilities	1,869,412	724	0.16%	1,721,199	1,446	0.34%
Noninterest-bearing demand deposits	824,888			711,174
Other liabilities	37,306			35,467
Total liabilities	2,731,606			2,467,840
Stockholders' equity	428,340			415,755
Total liabilities and stockholders' equity	$3,159,946			$2,883,595
Net interest income, FTE(1)		$25,929			$26,514
Net interest rate spread			3.62%			4.11%
Net interest margin, FTE(1)			3.68%			4.22%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.25 million and $1.50 million for the three months ended June 30, 2021 and 2020, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,149,509	$52,561	4.93%	$2,105,323	$55,145	5.27%
Securities available for sale	83,868	1,081	2.60%	119,744	1,899	3.19%
Interest-bearing deposits	539,500	284	0.11%	228,636	616	0.53%
Total earning assets	2,772,877	53,926	3.92%	2,453,703	57,660	4.73%
Other assets	331,524			355,280
Total assets	$3,104,401			$2,808,983

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$634,000	$72	0.02%	$525,024	$188	0.07%
Savings deposits	798,571	154	0.04%	693,477	654	0.19%
Time deposits	403,888	1,367	0.68%	475,149	2,429	1.03%
Total interest-bearing deposits	1,836,459	1,593	0.16%	1,693,650	3,271	0.39%
Borrowings
Retail repurchase agreements	1,250	-	0.00%	1,346	3	0.39%
FHLB advances and other borrowings	-	-	N/M	72	1	2.23%
Total borrowings	1,250	-	0.00%	1,418	4	0.57%
Total interest-bearing liabilities	1,837,709	1,593	0.17%	1,695,068	3,275	0.39%
Noninterest-bearing demand deposits	801,512			655,906
Other liabilities	38,609			38,820
Total liabilities	2,677,830			2,389,794
Stockholders' equity	426,571			419,189
Total liabilities and stockholders' equity	$3,104,401			$2,808,983
Net interest income, FTE(1)		$52,333			$54,385
Net interest rate spread			3.75%			4.34%
Net interest margin, FTE(1)			3.81%			4.46%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $2.44 million and $3.46 million for the six months ended June 30, 2021 and 2020, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2021 Compared to 2020				June 30, 2021 Compared to 2020
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$117	$(2,376)	$1,198	$(1,061)	$1,154	$(3,521)	$(217)	$(2,584)
Securities available-for-sale	(313)	(433)	415	(331)	(567)	(351)	100	(818)
Interest-bearing deposits with other banks	174	(3)	(86)	85	820	(484)	(668)	(332)
Total interest earning assets	(22)	(2,812)	1,527	(1,307)	1,407	(4,356)	(785)	(3,734)

Interest paid on
Demand deposits	38	(141)	38	(65)	39	(128)	(27)	(116)
Savings deposits	75	(371)	119	(177)	99	(520)	(79)	(500)
Time deposits	(335)	(738)	594	(479)	(363)	(816)	117	(1,062)
Retail repurchase agreements	-	(1)	-	(1)	-	(3)	-	(3)
FHLB advances and other borrowings	-	-	-	-	(1)	-	-	(1)
Total interest-bearing liabilities	(222)	(1,251)	751	(722)	(226)	(1,467)	11	(1,682)

Change in net interest income(1)	$200	$(1,561)	$776	$(585)	$1,633	$(2,889)	$(796)	$(2,052)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.58% of total net interest and noninterest income in the second quarter of 2021 compared to 79.21% in the same quarter of 2020. Net interest income on a GAAP basis decreased $525 thousand, or 1.99%, compared to a decrease of $585 thousand, or 2.21%, on a FTE basis. The net interest margin on a FTE basis decreased 54 basis points and the net interest spread on a FTE basis decreased 49 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $301.70 million, or 11.94%, primarily due to an increase in overnight funds and an increase in average loans. Average interest-bearing deposits increased $316.36 million, or 107.68%.  This increase is primarily due to unprecedented levels of federal government stimulus during the pandemic.  Average loans increased $4.62 million, or 0.22%.  These increases were offset by a decrease in securities available-for-sale of $19.28 million, or 18.65%.  The decrease was primarily attributable to maturities and paydowns of securities in the portfolio.  The yield on earning assets decreased 67 basis points or 15.06%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 79.25% from 87.59% in the same quarter of 2020. Non-cash accretion income decreased $247 thousand, or 16.46%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $148.21 million, or 8.61%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 18 basis points. Average interest-bearing deposits increased $148.19 million, or 8.62%, which was driven by unprecedented levels of federal government stimulus during the pandemic.  Savings deposits increased $111.19 million, or 15.72%,  and interest-bearing demand deposits increased $107.32 million, or 19.60%.  These increases were offset by a decrease in time deposits of $70.32 million, or 15.12%.

Six-Month Comparison. Net interest income comprised 76.09% of total net interest and noninterest income in the first six months of 2021 compared to 78.88% in the same period of 2020. Net interest income on a GAAP basis decreased $1.93 million, or 3.56%, compared to a decrease of $2.05 million, or 3.77%, on a FTE basis. The net interest margin on a FTE basis decreased 65 basis points and the net interest spread on a FTE basis decreased 59 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $319.17 million, or 13.01%, primarily due to an increase in overnight funds and an increase in average loans. Average interest-bearing deposits increased $310.86 million or 135.96%.  This increase is primarily due to unprecedented levels of federal government stimulus during the pandemic.  Average loans increased $44.19 million, or 2.10%.  These increases were offset by a decrease in securities available-for-sale of $35.88 million, or 29.96%.  The decrease was primarily attributable to the sale of the Highlands portfolio in the first quarter of 2020.  The yield on earning assets decreased 81 basis points or 17.12%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 81.48% from 89.61% in the same period of 2020. Non-cash accretion income decreased $1.01 million, or 29.35%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $142.64 million, or 8.42%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 22 basis points. Average interest-bearing deposits increased $142.81 million, or 8.43%, which was driven by unprecedented levels of federal government stimulus during the pandemic.  Interest-bearing demand deposits increased $108.98 million, or 20.76%, and savings deposits increased $105.09 million, or 15.15%.  These increases were offset by a decrease in time deposits of $71.26 million, or 15.00%.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $6.06 million, or 158.21%, in the second quarter of 2021 compared to the same quarter of 2020.

Six-Month Comparison. The provision charged to operations decreased $13.56 million, or 185.00%, in the first six months of 2021 compared to the same quarter of 2020.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,058	$854	$204	23.89%	$1,939	$1,698	$241	14.19%
Service charges on deposits	3,098	2,560	538	21.02%	6,129	6,291	(162)	-2.58%
Other service charges and fees	3,166	2,617	549	20.98%	6,188	4,848	1,340	27.64%
Net gain on sale of securities	-	-	-	-	-	385	(385)	-100.00%
Net FDIC indemnification asset amortization	(946)	(483)	(463)	95.86%	(1,226)	(969)	(257)	26.52%
Other operating income	2,421	1,365	1,056	77.36%	3,336	2,209	1,127	51.02%
Total noninterest income	$8,797	$6,913	$1,884	27.25%	$16,366	$14,462	$1,904	13.17%

Three-Month Comparison. Noninterest income comprised 25.42% of total net interest and noninterest income in the second quarter of 2021 compared to 20.79% in the same quarter of 2020. Noninterest income increased $1.88 million or 27.25%. The increase was primarily due to the recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquisition in the amount of $1.00 million, during the second quarter of 2021.  Additionally, service charges on deposits increased $538 thousand, or 21.02% and other service charges increased $549 thousand, or 20.98% compared with the second quarter of 2020.  Both increases are attributable to increased customer activity compared to the pandemic lock-downs of 2020.  These increases were offset by an increase in amortization of $463 thousand in the indemnification asset due to accelerated amortization taken in the second quarter of 2021 to eliminate the carrying value of the asset, as we do not anticipate any further claims under our loss share agreements with the FDIC.

Six-Month Comparison. Noninterest income comprised 23.91% of total net interest and noninterest income in the first six months of 2021 compared to 21.12% in the same period of 2020. Noninterest income increased $1.90 million, or 13.17%. The increase was primarily due to an increase in net interchange income of $1.31 million included in other service charges and fees compared to the six month period in 2020.  In addition, a recovered amount of $1.00 million was received during the second quarter of 2021 for the recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquistion.  These increases were offset by a gain on the sale of securities of $385 thousand in the first quarter of 2020 and by an increase in amortization of the indemnification asset of $257 thousand due to accelerated amortization taken to eliminate the carrying value of the asset in the second quarter of 2021, as we do not anticipate any further claims under our loss share agreements with the FDIC.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$10,216	$11,015	$(799)	-7.25%	$21,100	$22,401	$(1,301)	-5.81%
Occupancy expense	1,115	1,275	(160)	-12.55%	2,390	2,590	(200)	-7.72%
Furniture and equipment expense	1,457	1,316	141	10.71%	2,824	2,700	124	4.59%
Service fees	1,513	1,329	184	13.84%	2,848	2,852	(4)	-0.14%
Advertising and public relations	616	475	141	29.68%	951	987	(36)	-3.65%
Professional fees	290	307	(17)	-5.54%	756	540	216	40.00%
Amortization of intangibles	360	360	-	0.00%	717	721	(4)	-0.55%
FDIC premiums and assessments	204	33	171	518.18%	403	33	370	1121.21%
Merger expense	-	-	-	-	-	1,893	(1,893)	-100.00%
Other operating expense	3,590	2,803	787	28.08%	6,192	5,860	332	5.67%
Total noninterest expense	$19,361	$18,913	$448	2.37%	$38,181	$40,577	$(2,396)	-5.90%

Three-Month Comparison. Noninterest expense increased $448 thousand, or 2.37%, in the second quarter of 2021 compared to the same quarter of 2020. The increase was largely due to write-down of bank property of $781 thousand included in other operating expense.   Additional increases were experienced in service fees, FDIC premiums and assessments, and advertising and public relations, of $184 thousand, $171 thousand, and $141 thousand, respectively.  These increases were offset by a decrease in salaries and employee benefits of $799 thousand due to COVID-19 pay differentials implemented in the prior year as well as to branch closures.

Six-Month Comparison. Noninterest expense decreased $2.40 million, or 5.90%, in the first six months of 2021 compared to the same period of 2020. The decrease was largely due to $1.89 million in residual merger expenses recognized in the first quarter of 2020.  In addition salaries and employee benefits decreased $1.30 million due to COVID-19 pay differentials implemented in 2020 as well as from branch closures.  These decreases were offset by an increase in  FDIC premiums and assessments of $370 thousand due to the small bank credit received from the FDIC in 2020 and an increase in other operating expense of $332 thousand which includes the write-down of bank property.

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

Three-Month Comparison. Income tax expense increased $1.81 million, or 79.60%, primarily due to the increase in pre-tax earnings. The effective tax rate increased to 23.32% in the second quarter of 2021 from 21.60% in the same quarter of 2020.

Six-Month Comparison. Income tax expense increased $4.04 million, or 90.53%, primarily due to the increase in pre-tax earnings. The effective tax rate increased to 23.30% in the first six months of 2021 from 21.70% in the same period of 2020.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
(Amounts in thousands)
Net interest income, GAAP	$25,814	$26,339	$52,096	$54,021
FTE adjustment(1)	115	175	237	364
Net interest income, FTE	25,929	26,514	52,333	54,385

Net interest margin, GAAP	3.66%	4.19%	3.79%	4.43%
FTE adjustment(1)	0.02%	0.03%	0.02%	0.03%
Net interest margin, FTE	3.68%	4.22%	3.81%	4.46%

(1) FTE basis of 21%.

Financial Condition

Total assets as of June 30, 2021, increased $118.15 million, or 3.92% from December 31, 2020. The increase in assets was primarily driven by a increase in overnight funds of $164.80 million, or 41.64%. In addition, total liabilities as of June 30, 2021, increased $117.34 million, or 4.54% from December 31, 2020. The increase in liabilities was primarily the result of an increase in total deposits of $119.45 million, or 4.69%.

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

Available-for-sale debt securities as of June 30, 2021, decreased $3.52 million, or 4.22%, compared to December 31, 2020.  The market value of debt securities available for sale as a percentage of amortized cost was 100.76% as of June 30, 2021, compared to 101.71% as of December 31, 2020.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2021 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Certain loans acquired in FDIC-assisted transactions are covered under loss share agreements (“covered loans”). Total loans held for investment, net of unearned income, as of June 30, 2021, decreased $32.90 million, or 1.50%, compared to December 31, 2020. Covered loans decreased $2.18 million, or 22.49%, as the covered Waccamaw portfolio continues to pay down.  Covered loans were $7.50 million, $9.68 million, and $11.26 million at June 30, 2021, December 31, 2020, and June 30, 2020, respectively. For additional information, see Note 3, “Loans,” to the Condensed Consolidated Financial Statements in Item 1 of this report.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2021		December 31, 2020		June 30, 2020
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$60,560	9.00%	$44,674	2.04%	$52,612	2.45%
Commercial and industrial	147,768	6.86%	173,024	7.91%	184,298	8.62%
Multi-family residential	100,347	4.66%	115,161	5.27%	105,768	4.95%
Single family non-owner occupied	190,008	8.82%	187,783	8.59%	188,580	8.83%
Non-farm, non-residential	713,089	33.11%	734,793	33.60%	723,101	33.84%
Agricultural	8,665	0.40%	9,749	0.45%	10,407	0.49%
Farmland	18,285	0.85%	19,761	0.90%	23,662	1.11%
Total commercial loans	1,238,722	57.51%	1,284,945	58.76%	1,288,428	60.29%
Consumer real estate loans
Home equity lines	87,251	4.05%	96,526	4.41%	108,078	5.05%
Single family owner occupied	679,863	31.57%	661,054	30.24%	605,972	28.36%
Owner occupied construction	21,158	0.98%	17,720	0.81%	15,311	0.72%
Total consumer real estate loans	788,272	36.60%	775,300	35.46%	729,361	34.13%
Consumer and other loans
Consumer loans	122,067	5.67%	120,373	5.50%	114,551	5.36%
Other	4,670	0.22%	6,014	0.28%	4,477	0.21%
Total consumer and other loans	126,737	5.89%	126,387	5.78%	119,028	5.57%
Total loans held for investment, net of unearned income	2,153,731	100.00%	2,186,632	100.00%	2,136,817	100.00%
Less: allowance for credit losses	31,857		26,182		23,758
Total loans held for investment, net of unearned income and allowance	$2,121,874		$2,160,450		$2,113,059

Total loans decreased $32.90 million compared to December 31, 2020. The decrease was primarily attributable to a decrease in the total commercial loan category of $45.85 million; comprised of decreases of $25.26 in commercial and industrial, $21.70 in commercial real estate, and $14.81 million in multi-family.  These decreases were offset by an increase in construction, development, and land of $15.89 million.  During the second quarter of 2020, we began participating as a Small Business Administration Paycheck Protection Program lender.  The decrease in commercial loans from December 2020 to June 2021 is primarily attributable to $48.27 million received from the SBA for debt forgiveness.  At June 30, 2021, the PPP loans had a current balance, which includes second round originations, of $41.63 million, and were included in commercial and industrial loan balances. Remaining deferred loan origination fees related to the PPP loans, net of deferred loan origination costs were also recorded, totaling $4.34 million at June 30, 2021, $2.30 million at December 31, 2020, and $2.26 million at June 30, 2020. During the second quarter of 2021, we recorded amortization of net deferred loan origination fees of $608 thousand on PPP loans; for the six month period of 2021 we recorded amortization of net fees of $1.53 million. In 2020, both the second quarter and year-to-date amortization of net deferred loan origination fees for PPP loans was $192 thousand. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The decreases in the both the commercial real estate and multi-family were primarily attributable payoffs of loans acquired in the Highlands Union Bank acquisition.

Loans Modified Under CARES Act

As of June 30, 2021, total COVID-19 loan deferrals stood at $4.02 million; down significantly from $436.11 million at June 30, 2020, and from $32.26 million at December 31, 2020. The June 30, 2021, total included $2.26 million in commercial loan deferrals. Commercial loan COVID-19 deferrals continue to decrease from $340.00 million at June 30, 2020 and year-end 2020 of $26.54 million.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2021	December 31, 2020	June 30, 2020
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$24,085	$22,003	$24,770
Accruing loans past due 90 days or more	327	295	284
TDRs(1)	133	187	598
Total nonperforming loans	24,545	22,485	25,652
OREO	1,324	2,083	2,181
Total nonperforming assets	$25,869	$24,568	$27,833

Additional Information
Total Accruing TDRs(2)	8,309	10,248	11,420

Asset Quality Ratios:
Nonperforming loans to total loans	1.14%	1.03%	1.20%
Nonperforming assets to total assets	0.83%	0.82%	0.94%
Allowance for loan losses to nonperforming loans	129.79%	116.44%	92.62%
Allowance for loan losses to total loans	1.48%	1.20%	1.11%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $2.26 million, $1.18 million, and $1.88 million for the periods ended June 30, 2021, December 31, 2020, and June 30, 2020, respectively.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $3.63 million, $1.81 million, and $2.29 million for the periods ended June 30, 2021, December 31, 2020, and June 30, 2020, respectively.  They are included in nonaccrual loans.

Nonperforming assets as of June 30, 2021, increased $1.30 million, or 5.30%, from December 31, 2020, primarily due to a increase in nonaccrual loans of $2.08 million, or 9.46%, offset by a decrease in OREO of $759 thousand.  As of June 30, 2021, nonaccrual loans were largely attributed to single family owner occupied (38.71%), non-farm, non-residential (25.50%), and single family non-owner occupied loans (17.09%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $32.40 million as of June 30, 2021, a  decrease of $3.73 million, or 10.31%, compared to $36.12 million as of December 31, 2020. Delinquent loans as a percent of total loans totaled 1.50% as of June 30, 2021, which includes past due loans (0.39%) and nonaccrual loans (1.12%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2021, decreased $1.94 million, or 18.92%, to $8.31 million from December 31, 2020. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of June 30, 2021, decreased $54 thousand compared to December 31, 2020. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 1.60% as of June 30, 2021, compared to 1.82% as of December 31, 2020. There was $159 thousand in specific reserves related to TDRs as of June 30, 2021, compared to $353 thousand as of December 31, 2020.

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

Through June 30, 2021, we had modified a total of 3,861 loans for $469.21 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company has upgraded these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of June 30, 2021, current COVID-19 loan deferrals stood at $4.02 million, down significantly from $436.11 at June 30, 2020, and from $32.26 million at December 31, 2020.

The balance of non-accrual loans was higher at June 30, 2021, due mainly to the conversion of $5.70 million in loans from purchased credit impaired to purchased credit deteriorated status as a result of the Company's adoption of CECL.  The balance of these loans currently stand at $4.59 million.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $759 thousand, or 36.44%, as of June 30, 2021, compared to December 31, 2020, and consisted of 19 properties with an average holding period of approximately16 months. The net loss on the sale of OREO totaled $252 thousand for the six months ended June 30, 2021, compared to a net loss of $404 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,

	2021	2020
(Amounts in thousands)
Beginning balance	$2,083	$3,969
Additions	810	621
Disposals	(1,317)	(2,005)
Valuation adjustments	(252)	(404)
Ending balance	$1,324	$2,181

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

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures.  Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework.  For further discussion of our Allowance for Credit Losses - See Note 1 - "Basis of Presentation - Significant Accounting Policies".

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation - Significant Accounting Policies" for further details. As of June 30, 2021, the balance of the ACL was $31.86 million, or 1.48% of total loans. The ACL at June 30, 2021, increased $5.68 million from the balance of $26.18 million recorded before the adoption of the new standard on January 1, 2021. This increase included a $13.11 million cumulative adjustment for the adoption of ASU 2016-13 offset by a reversal of provision of $6.23 million and net charge-offs for the six months of $1.20 million. The reversal in provision was due to significantly improved economic forecasts for unemployment, GDP growth, and home prices from those used at year-end 2020.

At June 30, 2021, the Company also had an allowance for unfunded commitments of $528 thousand which was recorded in Other Liabilities on the Balance Sheet. With the adoption of ASU 2016-13 effective January 1, 2021, the Company increased its allowance for credit losses on unfunded commitments by $509 thousand. During 2020, the provision for credit losses on unfunded commitments was $66 thousand which was recorded in the provision for credit losses on the Statement of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during 2021.

The following table presents the changes in the allowance for credit losses during the periods indicated:

	Three Months Ended June 30,
	2021	2020

(Amounts in thousands)
Beginning balance	$34,563	$21,137
Provision for (recovery of) loan losses charged to operations	(2,230)	3,831
Charge-offs	(1,902)	(1,672)
Recoveries	1,426	462
Net charge-offs	(476)	(1,210)
Ending balance	$31,857	$23,758

	Six Months Ended June 30,

	2021	2021
(Amounts in thousands)
Beginning balance	$26,182	$18,425
Cumulative effect of adoption of ASU 2016-13	13,107	-
Provision for (recovery of) loan losses charged to operations	(6,231)	7,331
Charge-offs	(3,632)	(2,866)
Recoveries	2,431	868
Net charge-offs	(1,201)	(1,998)
Ending balance	$31,857	$23,758

Deposits

Total deposits as of June 30, 2021, increased $119.45 million, or 4.69%, compared to December 31, 2020. The increase was largely attributable to savings and noninterest-bearing demand deposits which increased $63.63 million, or 8.43% and $46.34 million, or 6.00%, respectively. Interest-bearing demand deposits also reflected growth with an increase of $44.76 million, or 7.48%. These increases were offset by a decrease in time deposits of $35.28 million, or 8.39%. We attribute a significant amount of the increase in deposits to the unprecedented level of federal government stimulus during the first quarter of 2021.

Borrowings

Total borrowings as of June 30, 2021, increased $30 thousand, or 3.11%, compared to December 31, 2020.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2021, the Company’s cash reserves totaled $14.55 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2021, our unencumbered cash totaled $618.74 million, unused borrowing capacity from the FHLB totaled $255.22 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $85.00 million, and unpledged available-for-sale securities totaled $46.73 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Six Months Ended June 30,
	2021	2020
(Amounts in thousands)
Net cash provided by operating activities	$19,709	$18,214
Net cash provided by investing activities	44,632	49,766
Net cash provided by (used in) financing activities	97,836	136,503
Net increase in cash and cash equivalents	162,177	204,483
Cash and cash equivalents, beginning balance	456,561	217,009
Cash and cash equivalents, ending balance	$618,738	$421,492

Cash and cash equivalents increased $162.18 million for the six months ended June 30, 2021, compared to an increase of $204.48 million for the same period of the prior year. The increase in cash and cash equivalents for the six month period was due largely to the significant inflow of non-maturity deposits from unprecedented government stimulus in the second quarter of 2020.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2021, increased $804 thousand, or 0.19%, to $427.53 million from $426.73 million as of December 31, 2020. The change in stockholders’ equity was largely due to net income of $28.01 million offset by the repurchase of 449,300 shares of our common stock totaling $12.96 million and dividends declared on our common stock of $8.81 million and by the cumulative effect adjustment resulting from the adoption of ASU 2016-13 of $5.87 million.  In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share increased $0.58, or 2.41%, to $24.66 as of June 30, 2021, from $24.08 as of December 31, 2020.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2020 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2021		December 31, 2020
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.55%	13.64%	14.28%	13.57%
Tier 1 risk-based capital ratio	14.55%	13.64%	14.28%	13.57%
Total risk-based capital ratio	15.81%	14.90%	15.53%	14.82%
Tier 1 leverage ratio	9.74%	9.11%	10.24%	9.73%

Our risk-based capital ratios as of June 30, 2021, increased from December 31, 2020, due to a decrease in our risk-weighted assets. The decrease in risk-weighted assets was primarily due to the decrease in total loans from year-end 2020.  As of June 30, 2021, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2021.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2021	December 31, 2020
(Amounts in thousands)
Commitments to extend credit	$245,047	$229,408
Standby letters of credit and financial guarantees (1)	178,955	179,022
Total off-balance sheet risk	$424,002	$408,430

Allowance for unfunded commitments	$528	$66

(1)	Includes FHLB letters of credit

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

As of June 30, 2021, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 0 to 25 basis points. Given the current level of benchmark interest rates, a complete downward shock of 100 basis points is rendered meaningless; accordingly, a downward rate scenario is only presented for the prior year end. In the downward rate shocks presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	June 30, 2021		December 31, 2020
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$14,100	14.11%	$8,429	8.50%
200	9,728	9.73%	5,912	6.00%
100	5,362	5.37%	3,130	3.20%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2020, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2020 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2020.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 261,600 shares of our common stock during the second quarter of 2021.  No shares of our common stock were purchased during the same quarter of 2020.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

April 1-30, 2021	47,000	$29.39	1,381,337.05	2,165,300
May 1-31, 2021	91,800	30.64	2,812,773.49	2,073,500
June 1-30, 2021	122,800	30.83	3,786,183.27	1,950,700
Total	261,600	$30.51	7,980,293.81

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

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
101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2021, (Unaudited) and December 31, 2020; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2021.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)