Form 10-Q
period 2021-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2021-11-09
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021
or

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

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

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
☐ Yes ☑ No

As of November 2, 2021, there were 17,017,060 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$49,367	$58,404
Federal funds sold	582,285	395,756
Interest-bearing deposits in banks	3,355	2,401
Total cash and cash equivalents	635,007	456,561
Debt securities available for sale	77,440	83,358
Loans held for investment, net of unearned income (includes covered loans of $9,680, December 31, 2020) (2)	2,152,103	2,186,632
Allowance for credit losses (3)	(29,877)	(26,182)
Loans held for investment, net	2,122,226	2,160,450
Premises and equipment, net	52,842	57,700
Other real estate owned	1,240	2,083
Interest receivable	8,146	9,052
Goodwill	129,565	129,565
Other intangible assets	5,987	7,069
Other assets	107,258	105,298
Total assets	$3,139,711	$3,011,136

Liabilities
Deposits
Noninterest-bearing	$820,147	$772,795
Interest-bearing	1,853,699	1,773,452
Total deposits	2,673,846	2,546,247
Securities sold under agreements to repurchase	1,106	964
Interest, taxes, and other liabilities	37,395	37,195
Total liabilities	2,712,347	2,584,406

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,134,311 shares issued and 17,071,052 outstanding at September 30, 2021; 24,319,076 shares issued and 17,722,507 outstanding at December 31, 2020	17,071	17,723
Additional paid-in capital	154,086	173,345
Retained earnings	258,860	237,585
Accumulated other comprehensive loss	(2,653)	(1,923)
Total stockholders' equity	427,364	426,730
Total liabilities and stockholders' equity	$3,139,711	$3,011,136

(1) Derived from audited financial statements
(2) Effective September 28, 2021, the Company terminated its remaining loss share agreement with the FDIC. The termination eliminates the FDIC guarantee on particular loan losses.
(3) Effective January 1, 2021, the Company adopted the current expected credit loss methodology ("CECL"), prior to January 1, 2021, the Company utilized the incurred credit loss methodology.
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2021	2020	2021	2020
Interest income
Interest and fees on loans	$25,119	$27,297	$77,596	$82,346
Interest on securities -- taxable	200	190	557	808
Interest on securities -- tax-exempt	245	419	818	1,432
Interest on deposits in banks	225	89	507	704
Total interest income	25,789	27,995	79,478	85,290
Interest expense
Interest on deposits	642	1,161	2,235	4,431
Interest on short-term borrowings	1	-	1	4
Total interest expense	643	1,161	2,236	4,435
Net interest income	25,146	26,834	77,242	80,855
(Recovery of) provision for credit losses	(1,394)	4,703	(7,625)	12,034
Net interest income after provision for loan losses	26,540	22,131	84,867	68,821
Noninterest income
Wealth management	974	909	2,913	2,607
Service charges on deposits	3,599	3,250	9,728	9,541
Other service charges and fees	3,143	2,748	9,331	7,596
Net gain on sale of securities	-	-	-	385
Net FDIC indemnification asset amortization	-	(383)	(1,226)	(1,352)
Other operating income	1,004	1,114	4,340	3,323
Total noninterest income	8,720	7,638	25,086	22,100
Noninterest expense
Salaries and employee benefits	10,646	10,485	31,746	32,886
Occupancy expense	1,155	1,228	3,545	3,818
Furniture and equipment expense	1,385	1,412	4,209	4,112
Service fees	1,530	1,581	4,378	4,433
Advertising and public relations	536	430	1,487	1,417
Professional fees	313	408	1,069	948
Amortization of intangibles	365	365	1,082	1,086
FDIC premiums and assessments	216	191	619	224
Merger expenses	-	-	-	1,893
Other operating expense	2,690	3,071	8,882	8,931
Total noninterest expense	18,836	19,171	57,017	59,748
Income before income taxes	16,424	10,598	52,936	31,173
Income tax expense	3,816	2,332	12,323	6,797
Net income	$12,608	$8,266	$40,613	$24,376

Earnings per common share
Basic	$0.73	$0.47	$2.32	$1.37
Diluted	0.73	0.47	2.32	1.37
Weighted average shares outstanding
Basic	17,221,244	17,710,283	17,457,477	17,803,369
Diluted	17,279,576	17,732,428	17,511,900	17,836,963

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Amounts in thousands)
Net income	$12,608	$8,266	$40,613	$24,376
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities without other-than-temporary impairment	(207)	(268)	(1,007)	873
Reclassification adjustment for net (gains) recognized in net income	-	-	-	(385)
Net unrealized (losses) gains on available-for-sale debt securities	(207)	(268)	(1,007)	488
Employee benefit plans:
Net actuarial (loss)	-	(1)	(206)	(446)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	96	97	289	290
Net unrealized gains (losses) on employee benefit plans	96	96	83	(156)
Other comprehensive (loss) income, before tax	(111)	(172)	(924)	332
Income tax (benefit) expense	(23)	(36)	(194)	70
Other comprehensive (loss) income, net of tax	(88)	(136)	(730)	262
Total comprehensive income	$12,520	$8,130	$39,883	$24,638

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2021 and 2020

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance July, 1 2020	$-	$17,710	$172,601	$226,627	$(1,108)	$415,830
Net income	-	-	-	8,266	-	8,266
Other comprehensive income	-	-	-	-	(136)	(136)
Common dividends declared -- $0.25 per share	-	-	-	(4,429)	-	(4,429)
Equity-based compensation expense	-	1	262	-	-	263
Issuance of common stock to 401(k) plan -- 6,237 shares	-	6	117	-	-	123
Balance September 30, 2020	$-	$17,717	$172,980	$230,464	$(1,244)	$419,917

Balance July, 1 2021	$-	$17,335	$161,853	$250,911	$(2,565)	$427,534
Net income	-	-	-	12,608	-	12,608
Other comprehensive income	-	-	-	-	(88)	(88)
Common dividends declared -- $0.27 per share	-	-	-	(4,659)	-	(4,659)
Equity-based compensation expense	-	-	37	-	-	37
Common stock options exercised -- 9,371 shares	-	10	268	-	-	278
Issuance of common stock to 401(k) plan -- 3,967 shares	-	4	116	-	-	120
Repurchase of common shares -- 277,386 shares at $30.52 per share	-	(278)	(8,188)	-	-	(8,466)
Balance September 30, 2021	$-	$17,071	$154,086	$258,860	$(2,653)	$427,364

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Nine Months Ended
September 30, 2021 and 2020

					Accumulated
			Additional		Other
(Amounts in thousands,	Preferred	Common	Paid-in	Retained	Comprehensive
except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2020	$-	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	-	-	24,376	-	24,376
Other comprehensive income	-	-	-	-	262	262
Common dividends declared -- $0.75 per share	-	-	-	(13,447)	-	(13,447)
Equity-based compensation expense	-	57	1,311	-	-	1,368
Issuance of common stock to 401(k) plan -- 18,148 shares	-	18	393	-	-	411
Repurchase of common shares -- 734,653 shares at $29.77 per share	-	(735)	(21,137)	-	-	(21,872)
Balance September 30, 2020	$-	$17,717	$172,980	$230,464	$(1,244)	$419,917

Balance January 1, 2021	$-	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	-	-	-	(5,870)	-	(5,870)
Net income	-	-	-	40,613	-	40,613
Other comprehensive income	-	-	-	-	(730)	(730)
Common dividends declared -- $0.77 per share	-	-	-	(13,468)	-	(13,468)
Equity-based compensation expense	-	42	816	-	-	858
Common stock options exercised -- 19,773 shares	-	20	268	-	-	288
Issuance of common stock to 401(k) plan -- 13,118 shares	-	13	360	-	-	373
Repurchase of common shares -- 726,686 shares at $29.49 per share	-	(727)	(20,703)	-	-	(21,430)
Balance September 30, 2021	$-	$17,071	$154,086	$258,860	$(2,653)	$427,364

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2021	2020
Operating activities
Net income	$40,613	$24,376
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery of) provision for credit losses	(7,625)	12,034
Depreciation and amortization of premises and equipment	3,346	3,328
Amortization of premiums on investments, net	307	1,387
Amortization of FDIC indemnification asset, net	1,226	1,352
Amortization of intangible assets	1,082	1,086
Accretion on acquired loans	(3,599)	(5,221)
Equity-based compensation expense	858	1,368
Issuance of common stock to 401(k) plan	373	411
Loss on sale of premises and equipment, net	518	9
Loss on sale of other real estate owned	135	299
Gain on sale of securities	-	(385)
Increase (decrease) in accrued interest receivable	906	(2,474)
Decrease in other operating activities	(1,547)	(5,542)
Net cash provided by operating activities	36,593	32,028
Investing activities
Proceeds from sale of securities available for sale	370	51,027
Proceeds from maturities, prepayments, and calls of securities available for sale	20,813	29,614
Payments to acquire securities available for sale	(16,578)	(2,553)
Proceeds from repayment (origination) of loans, net	41,185	(78,663)
Proceeds from (purchase of) FHLB stock, net	1,012	(12)
Payments to the FDIC	-	(67)
Proceeds from sale of premises and equipment	2,578	1,435
Payments to acquire premises and equipment	(2,454)	(2,474)
Proceeds from sale of other real estate owned	1,796	1,997
Net cash provided by investing activities	48,722	304
Financing activities
Increase in noninterest-bearing deposits, net	47,352	122,409
Increase in interest-bearing deposits, net	80,247	39,918
Proceeds from (repayments) of securities sold under agreements to repurchase, net	142	(645)
Repayments of FHLB and other borrowings, net	-	(40)
Proceeds from stock options exercised	288	-
Payments for repurchase of common stock	(21,430)	(21,872)
Payments of common dividends	(13,468)	(13,447)
Net cash provided by (used in) financing activities	93,131	126,323
Net increase in cash and cash equivalents	178,446	158,655
Cash and cash equivalents at beginning of period	456,561	217,009
Cash and cash equivalents at end of period	$635,007	$375,664

Supplemental disclosure -- cash flow information
Cash paid for interest	$2,508	$4,334
Cash paid for income taxes	11,989	5,607

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	1,147	695
Loans originated to finance other real estate owned	59	265
(Increase) decrease in accumulated other comprehensive loss	(730)	262

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of September 30, 2021 the accrued interest receivable for investment securities available for sale was $353 thousand.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  September 30, 2021 the accrued interest receivable for loans was $7.77 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  September 30, 2021 the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $678 thousand. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.

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

Significant progress has been made to combat the outbreak of COVID-19; however, the global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of September 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

Lending operations and accommodations to borrowers

The general economic slowdown caused by COVID- 19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company has participated in the Paycheck Protection Program (“PPP”), administered by the SBA, in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year or a five-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through September 30, 2021 the Company processed a total of 1,429 loans with original principal balances totaling $92.58 million through both the first and second rounds of the PPP, with $60.99 million originated in the first round and $31.59 million originated in the second round. As of  September 30, 2021 $56.74 million or 93.03%, of the Company's first round PPP loan balances have been forgiven by the SBA. As of   September 30, 2021 28.22%, or $8.91 million of the second round PPP loans have been forgiven.

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

Note 2. Debt Securities

There was no allowance for credit losses for investments as of  September 30, 2021; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$491	$-	$(3)	$488
Municipal securities	31,866	240	-	32,106
Corporate notes	4,883	-	(3)	4,880
Mortgage-backed Agency securities	39,808	743	(585)	39,966
Total	$77,048	$983	$(591)	$77,440

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$555	$—	$(4)	$551
Municipal securities	43,950	509	—	44,459
Mortgage-backed Agency securities	37,453	992	(97)	38,348
Total	$81,958	$1,501	$(101)	$83,358

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2021
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$5,618	$5,617
Due after one year but within five years	20,293	20,416
Due after five years but within ten years	11,329	11,441
	37,240	37,474
Mortgage-backed Agency securities	39,808	39,966
Total debt securities available for sale	$77,048	$77,440

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$480	$(3)	$480	$(3)
Corporate notes	4,880	(3)	-	-	4,880	(3)
Mortgage-backed Agency securities	16,792	(493)	2,017	(92)	18,809	(585)
Total	$21,672	$(496)	$2,497	$(95)	$24,169	$(591)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$544	$(4)	$544	$(4)
Municipal securities	—	—	—	—	—	—
Mortgage-backed Agency securities	11,018	(97)	—	—	11,018	(97)
Total	$11,018	$(97)	$544	$(4)	$11,562	$(101)

There were 15 individual debt securities in an unrealized loss position as of September 30, 2021, and the combined depreciation in value represented 0.76% of the debt securities portfolio. There were 6 individual debt securities in an unrealized loss position as of December 31, 2020, and their combined depreciation in value represented 0.12% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2021 continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Amounts in thousands)
Gross realized gains	$-	$-	$-	$419
Gross realized losses	-	-	-	(34)
Net Gain (Loss) on sale of securities	$-	$-	$-	$385

The carrying amount of securities pledged for various purposes totaled $23.80 million as of September 30, 2021, and $36.56 million as of December 31, 2020.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.65 million as of September 30, 2021, and $1.13 million as of December 31, 2020. Deferred loan fees, net of loan costs, totaled $5.40 million as of September 30, 2021, and $5.58 million as of December 31, 2020. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the current period September 30, 2021, to include net deferred loan fees of $5.40 million and unamortized discount total related to loans acquired of $6.18 million. Accrued interest receivable (AIR) of $7.77 million is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

The comparative periods in the table below reflect the loan portfolio prior to the adoption of ASU 2016-13. Prior periods were reported as shown in the below tables, with the acquired loans being net of unearned income and of related discounts, which includes the credit discount on the acquired credit impaired loans.

Included in total loans December 31, 2020, were covered loans generally reimbursable by the FDIC at the applicable loss share percentage of 80%.  Covered loan balances totaled $9.68 million at year-end 2020. The Company terminated its remaining loss share agreement with the FDIC effective, September 28, 2021 associated with Waccamaw Bank.  The termination eliminates the FDIC guarantee on particular loan losses and removes future responsibility related to the agreement.   The following table presents loans, net of unearned income, within the portfolio by loan class, as of the dates indicated:

	September 30, 2021		December 31, 2020
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$56,466	2.62%	$44,674	2.04%
Commercial and industrial	133,923	6.22%	173,024	7.91%
Multi-family residential	100,444	4.67%	115,161	5.27%
Single family non-owner occupied	196,946	9.15%	187,783	8.59%
Non-farm, non-residential	711,861	33.08%	734,793	33.60%
Agricultural	9,784	0.45%	9,749	0.45%
Farmland	17,614	0.82%	19,761	0.90%
Total commercial loans	1,227,038	57.01%	1,284,945	58.76%
Consumer real estate loans
Home equity lines	83,079	3.86%	96,526	4.41%
Single family owner occupied	684,930	31.83%	661,054	30.24%
Owner occupied construction	25,551	1.19%	17,720	0.81%
Total consumer real estate loans	793,560	36.88%	775,300	35.46%
Consumer and other loans
Consumer loans	126,578	5.88%	120,373	5.50%
Other	4,927	0.23%	6,014	0.28%
Total consumer and other loans	131,505	6.11%	126,387	5.78%
Total loans held for investment, net of unearned income	$2,152,103	100.00%	$2,186,632	100.00%

The Company began participating as a Small Business Administration Paycheck Protection Program lender during the second quarter of 2020. At September 30, 2021, the PPP loans had a current balance of $26.93 million, compared to $57.06 million at December 31, 2020, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $4.34 million at September 30, 2021, and $2.3 million at December 31, 2020. During the third quarter of 2021, the Company recorded amortization of net deferred loan origination fees of $708 thousand on PPP loans and $2.24 million in amortization for the nine month period of 2021, compared with $287 thousand and $479 thousand for 2020 for the third quarter and nine-month period, respectively. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated. Included in total loans December 31, 2020, were covered loans generally reimbursable by the FDIC at the applicable loss share percentage of 80%.  Covered loan balances totaled $9.68 million year-end 2020.

	September 30, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$54,228	$1,151	$1,087	$-	$-	$56,466
Commercial and industrial	127,972	1,270	4,681	-	-	133,923
Multi-family residential	92,782	6,115	1,547	-	-	100,444
Single family non-owner occupied	182,006	4,931	9,999	10	-	196,946
Non-farm, non-residential	653,550	39,020	19,291	-	-	711,861
Agricultural	9,006	149	629	-	-	9,784
Farmland	13,032	1,069	3,513	-	-	17,614
Consumer real estate loans
Home equity lines	78,975	1,049	3,055	-	-	83,079
Single family owner occupied	650,705	2,535	31,690	-	-	684,930
Owner occupied construction	25,268	-	283	-	-	25,551
Consumer and other loans
Consumer loans	124,805	17	1,756	-	-	126,578
Other	4,927	-	-	-	-	4,927
Total loans	$2,017,256	$57,306	$77,531	$10	$-	$2,152,103

	December 31, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$36,934	$4,975	$2,765	$-	$-	$44,674
Commercial and industrial	160,625	7,065	5,519	-	-	173,209
Multi-family residential	103,291	8,586	3,284	-	-	115,161
Single family non-owner occupied	165,146	9,602	12,838	12	-	187,598
Non-farm, non-residential	568,438	125,907	40,448	-	-	734,793
Agricultural	7,724	1,686	339	-	-	9,749
Farmland	13,527	2,597	3,637	-	-	19,761
Consumer real estate loans						-
Home equity lines	91,712	1,488	3,326	-	-	96,526
Single family owner occupied	623,860	3,859	33,335	-	-	661,054
Owner occupied construction	17,232	201	287	-	-	17,720
Consumer and other loans						-
Consumer loans	118,134	28	2,211	-	-	120,373
Other	6,014	-	-	-	-	6,014
Total loans	$1,912,637	$165,994	$107,989	$12	$-	$2,186,632

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated.

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$28,542	$9,501	$3,687	$3,908	$1,564	$6,672	$354	$54,228
Special Mention	-	245	-	136	684	50	36	1,151
Substandard	-	-	129	11	281	666	-	1,087
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$28,542	$9,746	$3,816	$4,055	$2,529	$7,388	$390	$56,466
Commercial and industrial
Pass	$23,780	$21,186	$15,178	$15,115	$5,599	$3,641	$16,543	$101,042
Special Mention	32	165	653	209	86	30	95	1,270
Substandard	187	196	833	390	1,242	1,316	517	4,681
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$23,999	$21,547	$16,664	$15,714	$6,927	$4,987	$17,155	$106,993
Paycheck Protection Loans
Pass	$22,680	$4,250	$-	$-	$-	$-	$-	$26,930
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$22,680	$4,250	$-	$-	$-	$-	$-	$26,930
Multi-family residential
Pass	$8,908	$25,468	$4,774	$1,960	$4,972	$45,766	$934	$92,782
Special Mention	5	-	-	-	2,663	3,447	-	6,115
Substandard	-	-	-	-	680	867	-	1,547
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$8,913	$25,468	$4,774	$1,960	$8,315	$50,080	$934	$100,444
Non-farm, non-residential
Pass	$102,761	$149,981	$64,144	$62,563	$56,696	$203,387	$14,018	$653,550
Special Mention	386	3,351	852	2,778	9,276	22,227	150	39,020
Substandard	1,115	689	2,989	2,856	4,804	6,611	227	19,291
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$104,262	$154,021	$67,985	$68,197	$70,776	$232,225	$14,395	$711,861
Agricultural
Pass	$4,326	$1,825	$1,152	$612	$379	$278	$434	$9,006
Special Mention	44	29	26	8	32	10	-	149
Substandard	43	11	373	47	22	133	-	629
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,413	$1,865	$1,551	$667	$433	$421	$434	$9,784
Farmland
Pass	$632	$1,073	$86	$1,158	$508	$8,041	$1,534	$13,032
Special Mention	20	-	-	262	409	378	-	1,069
Substandard	-	10	970	155	265	2,113	-	3,513
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$652	$1,083	$1,056	$1,575	$1,182	$10,532	$1,534	$17,614

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$199	$1	$-	$26	$-	$5,259	$73,490	$78,975
Special Mention	-	-	-	124	-	100	825	1,049
Substandard	-	-	26	136	108	1,334	1,451	3,055
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$199	$1	$26	$286	$108	$6,693	$75,766	$83,079
Single family Mortgage
Pass	$184,220	$228,685	$66,797	$48,592	$43,567	$259,661	$1,189	$832,711
Special Mention	395	523	956	372	1,058	4,162	-	7,466
Substandard	1,461	632	1,586	2,472	2,396	33,142	-	41,689
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$186,076	$229,840	$69,339	$51,436	$47,021	$296,975	$1,189	$881,876
Owner occupied construction
Pass	$6,327	$12,978	$2,350	$1,448	$316	$1,849	$-	$25,268
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	283	-	283
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$6,327	$12,978	$2,350	$1,448	$316	$2,132	$-	$25,551
Consumer loans
Pass	$53,230	$36,762	$20,291	$5,842	$2,273	$9,108	$2,226	$129,732
Special Mention	-	-	16	-	-	-	1	17
Substandard	99	409	866	77	83	144	78	1,756
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$53,329	$37,171	$21,173	$5,919	$2,356	$9,252	$2,305	$131,505

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$435,605	$491,710	$178,459	$141,224	$115,874	$543,662	$110,722	$2,017,256
Special Mention	882	4,313	2,503	3,889	14,208	30,404	1,107	57,306
Substandard	2,905	1,947	7,772	6,144	9,881	46,609	2,273	77,531
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total loans	$439,392	$497,970	$188,734	$151,257	$139,963	$620,685	$114,102	$2,152,103

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

Prior to the adoption of ASU 2016-13, the Company presented the average recorded investment and interest income recognized on impaired loans, excluding PCI loans. The table below presents the information for the period indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020		2020
		Average		Average
	Interest Income	Recorded	Interest Income	Recorded
(Amounts in thousands)	Recognized	Investment	Recognized	Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$6	$882	$21	$1,021
Commercial and industrial	46	3,315	135	2,845
Multi-family residential	9	967	38	685
Single family non-owner occupied	54	5,090	126	4,798
Non-farm, non-residential	79	7,786	206	7,115
Agricultural	4	272	7	247
Farmland	12	1,526	48	1,640
Consumer real estate loans
Home equity lines	13	1,588	29	1,569
Single family owner occupied	120	16,328	410	17,044
Owner occupied construction	2	542	12	470
Consumer and other loans
Consumer loans	8	420	19	445
Total impaired loans with no related allowance	353	38,716	1,051	37,879

Impaired loans with a related allowance:
Commercial loans
Construction, development, and other land	-	-	-	-
Commercial and industrial	-	-	-	-
Multi-family residential	-	944	-	943
Single family non-owner occupied	-	-	-	-
Non-farm, non-residential	8	1,789	22	1,670
Farmland	-	-	-	-
Consumer real estate loans
Home equity lines	-	-	-	-
Single family owner occupied	3	1,423	27	1,480
Owner occupied construction	-	-	-	-
Total impaired loans with a related allowance	11	4,156	49	4,093
Total impaired loans	$364	$42,872	$1,100	$41,972

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$385	$-	$385
Commercial and industrial	1,933	-	1,933
Multi-family residential	251	-	251
Single family non-owner occupied	2,759	-	2,759
Non-farm, non-residential	3,127	2,599	5,726
Agricultural	221	-	221
Farmland	222	-	222
Consumer real estate loans			-
Home equity lines	702	-	702
Single family owner occupied	9,086	-	9,086
Owner occupied construction	-	-	-
Consumer and other loans			-
Consumer loans	782	-	782
Total nonaccrual loans	$19,468	$2,599	$22,067

During the three month period of 2021, $14 thousand in nonaccrual loan interest was recognized; for the nine month period of 2021 $38 thousand in nonaccrual loan interest was recognized.

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

	September 30, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$80	$9	$381	$470	$55,996	$56,466	$-
Commercial and industrial	534	197	1,309	2,040	131,883	133,923	-
Multi-family residential	-	98	35	133	100,311	100,444	-
Single family non-owner occupied	454	354	1,234	2,042	194,904	196,946	-
Non-farm, non-residential	1,199	1,577	2,430	5,206	706,655	711,861	-
Agricultural	31	19	181	231	9,553	9,784	-
Farmland	-	7	222	229	17,385	17,614	-
Consumer real estate loans
Home equity lines	555	87	452	1,094	81,985	83,079	-
Single family owner occupied	4,137	1,584	3,694	9,415	675,515	684,930	-
Owner occupied construction	-	-	-	-	25,551	25,551	-
Consumer and other loans
Consumer loans	2,753	761	363	3,877	122,701	126,578	5
Other	-	-	-	-	4,927	4,927	-
Total loans	$9,743	$4,693	$10,301	$24,737	$2,127,366	$2,152,103	$5

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

September 30, 2021
(Amounts in thousands)	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-
Office	-	-	-
Other	2,769	2,769	100.00%
Retail	-	-	-
Multi-Family
Industrial	-	-	-
Office	-	-	-
Other	-	-	-
Commercial and industrial
Industrial	-	-	-
Other	-	-	-
Home equity loans	40	40	100.00%
Consumer owner occupied	183	183	100.00%
Consumer	-	-	-
Total collateral dependent loans	$2,992	$2,992	100.00%

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

From March, 2020, through September 30, 2021, the Company modified a total of 3,958 loans with principal balances totaling $472.43 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of   September 30, 2021, total COVID-19 loan deferrals stood at $4.71 million.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	September 30, 2021			December 31, 2020
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Construction, development, and other land	$-	$213	$213	$-	$-	$-
Commercial and industrial	405	495	900	-	1,326	1,326
Single family non-owner occupied	871	356	1,227	1,585	1,265	2,850
Non-farm, non-residential	1,369	2,049	3,418	-	2,407	2,407
Consumer real estate loans
Home equity lines	-	69	69	-	77	77
Single family owner occupied	959	4,975	5,934	229	4,927	5,156
Owner occupied construction	-	-	-	-	216	216
Consumer and other loans
Consumer loans	-	28	28	-	30	30
Total TDRs	$3,604	$8,185	$11,789	$1,814	$10,248	$12,062

Allowance for credit losses related to TDRs			$154			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Amounts in thousands)
Interest income recognized	$92	$122	$290	$372

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

Three Months Ended September 30,
	2021			2020
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	-	-	-
Single family owner occupied	2	302	283	-	-	-
Total below market interest rate and extended payment term	2	302	283	-	-	-
Payment deferral
Construction, development, and other land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Single family non-owner occupied	-	-	-	-	-	-
Non-farm, non-residential	-	-	-	-	-	-
Single family owner occupied	-	-	-	-	-	-
Total principal deferral	-	-	-	-	-	-
Total	2	$302	$283	-	$-	$-

(1)	Represents the loan balance immediately following modification

	Nine Months Ended September 30,
	2021			2020
			Post-modification			Post-modification
	Total	Pre-modification	Recorded	Total	Pre-modification	Recorded
(Amounts in thousands)	Contracts	Recorded Investment	Investment(1)	Contracts	Recorded Investment	Investment(1)
Below market interest rate Single family non-owner occupied	-	-	-	1	$50	$50
Total below market interest rate	-	-	-	1	50	50
Below market interest rate and extended payment term
Single family non-owner occupied	-	-	-	-	-	-
Single family owner occupied	2	302	283	-	-	-
Total below market interest rate and extended payment term	2	302	283	-	-	-
Payment deferral
Construction, development, and other land	-	-	-	1	63	63
Commercial and industrial	-	-	-	3	1,708	1,708
Single family non-owner occupied	-	-	-	1	529	529
Non-farm, non-residential	1	1,390	1,368	3	2,115	2,115
Single family owner occupied	-	-	-	3	742	726
Home equity lines	-	-	-	-	-	-
Total principal deferral	1	1,390	1,368	11	5,157	5,141
Total	3	$1,692	$1,651	12	$5,207	$5,191

(1)	Represents the loan balance immediately following modification

There was one payment default on loans modified as TDRs restructured within the previous 12 months for $1.37 million.as of September 30, 2021, and one loan for $100 thousand as of   September 30, 2020

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2021	December 31, 2020
(Amounts in thousands)
OREO	$1,240	$2,083

OREO secured by residential real estate	$540	$769
Residential real estate loans in the foreclosure process(1)	$3,114	$4,141

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated.

	Three Months Ended September 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$17,704	$11,055	$3,098	$31,857
Provision for (recovery of) loan losses charged to operations	(1,504)	(317)	427	(1,394)
Charge-offs	(407)	(195)	(653)	(1,255)
Recoveries	285	179	205	669
Net charge-offs	(122)	(16)	(448)	(586)
Ending balance	$16,078	$10,722	$3,077	$29,877

	Three Months Ended September 30, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$13,909	$7,294	$2,555	$23,758
Provision for loan losses charged to operations	1,972	1,975	756	4,703
Charge-offs	(501)	(188)	(874)	(1,563)
Recoveries	169	38	172	379
Net charge-offs	(332)	(150)	(702)	(1,184)
Ending balance	$15,549	$9,119	$2,609	$27,277

	Nine Months Ended September 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
Provision for (recovery of) loan losses charged to operations	(6,286)	(2,845)	1,506	(7,625)
Charge-offs	(2,366)	(253)	(2,268)	(4,887)
Recoveries	1,709	724	667	3,100
Net charge-offs	(657)	471	(1,601)	(1,787)
Ending balance	$16,078	$10,722	$3,077	$29,877

	Nine Months Ended September 30, 2020
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	6,577	2,899	2,558	12,034
Charge-offs	(1,647)	(430)	(2,352)	(4,429)
Recoveries	384	325	538	1,247
Net (charge-offs) recoveries	(1,263)	(105)	(1,814)	(3,182)
Ending balance	$15,549	$9,119	$2,609	$27,277

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

The following table presents the recorded investment in PCI loans and the allowance for loan losses on PCI loans, by loan pool, as of the date indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
		Allowance for Loan
	Recorded	Pools With
(Amounts in thousands)	Investment	Impairment
Commercial loans
Highlands:
Construction & land development	$958	$-
Farmland and other agricultural	2,242	-
Multifamily	1,614	-
Commercial real estate	20,176	-
Commercial and industrial	814	-
Total commercial loans	25,804	-
Consumer real estate loans
Highlands:
1-4 family, junior and HELOCS	761	-
1-4 family, senior-consumer	12,494	-
Consumer	603	-
Total consumer real estate loans	13,858	-
Total PCI loans	$39,662	$-

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2021	December 31, 2020
(Amounts in thousands)
Noninterest-bearing demand deposits	$820,147	$772,795
Interest-bearing deposits:
Interest-bearing demand deposits	650,610	598,148
Money market accounts	285,866	258,864
Savings deposits	545,634	495,821
Certificates of deposit	251,191	293,848
Individual retirement accounts	120,398	126,771
Total interest-bearing deposits	1,853,699	1,773,452
Total deposits	$2,673,846	$2,546,247

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

The Company’s current operating leases relate primarily to bank branches. The Company’s ROU asset was $763 thousand as of September 30, 2021 compared to $830 thousand as of December 31, 2020. The operating lease liability as of September 30, 2021 was $800 thousand compared to $891 thousand as of December 31, 2020. The Company’s total operating leases have remaining terms of  1-8 years; compared with 1-9 years as of December 31, 2020. The September 30, 2021 weighted average discount rate of 3.22% did not change from December 31, 2020.

Future minimum lease payments as of the dates indicated are as follows:

Year	September 30, 2021
(Amounts in thousands)
2022	$139
2023	119
2024	119
2025	104
2026 and thereafter	387
Total lease payments	868
Less: Interest	(68)
Present value of lease liabilities	$800

Year	December 31, 2020
(Amounts in thousands)
2021	$154
2022	131
2023	119
2024	117
2025 and thereafter	463
Total lease payments	984
Less: Interest	(93)
Present value of lease liabilities	$891

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,106	0.07%	$964	0.32%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of September 30, 2021, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $291.99 million, net of FHLB letters of credit of $151.75 million, as of September 30, 2021. As of September 30, 2021, the Company pledged $752.46 million in qualifying loans to secure the FHLB borrowing capacity.

Note 9. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. In March 2020, the Company adopted ASU 2020-04, "Reference Rate Reform" which provided temporary guidance to ease the potential burden in accounting for reference rate reform. With global capital markets moving away from LIBOR, the guidance provided optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships that reference LIBOR. The migration from LIBOR is not expected to have any material effect on the Company's financial statements when and as changes are made to migrate from the reference rate.

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2021. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2021			December 31, 2020
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,486	$-	$292	$4,772	$-	$465
Derivatives not designated as hedges
Interest rate swaps	$7,949		$730	$11,928		$666
Total derivatives	$12,435	$-	$1,022	$16,700	$-	$1,131

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2021	2020	2021	2020	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$27	$29	$83	$66	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	$45	$51	$163	$106	Interest and fees on loans
Total derivative expense	$72	$80	$246	$172

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020	Income Statement Location
(Amounts in thousands)
Service cost	$88	$77	$264	$232	Salaries and employee benefits
Interest cost	78	88	236	266	Other expense
Amortization of prior service cost	31	51	92	151	Other expense
Amortization of losses	65	46	197	139	Other expense
Net periodic cost	$262	$262	$789	$788

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
(Amounts in thousands, except share and per share data)
Net income	$12,608	$8,266	$40,613	$24,376

Weighted average common shares outstanding, basic	17,221,244	17,710,283	17,457,477	17,803,369
Dilutive effect of potential common shares
Stock options	33,370	16,163	31,094	23,711
Unvested stock awards	24,962	5,982	23,329	9,883
Total dilutive effect of potential common shares	58,332	22,145	54,423	33,594
Weighted average common shares outstanding, diluted	17,279,576	17,732,428	17,511,900	17,836,963

Basic earnings per common share	$0.73	$0.47	$2.32	$1.37
Diluted earnings per common share	0.73	0.47	2.32	1.37

Antidilutive potential common shares
Stock options	-	78,016	13,990	61,241
Unvested stock awards	-	26,012	214	27,874
Total potential antidilutive shares	-	104,028	14,204	89,115

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$474	$(3,039)	$(2,565)
Other comprehensive loss before reclassifications	(164)	(1)	(165)
Reclassified from AOCI	-	77	77
Other comprehensive loss income, net	(164)	76	(88)
Ending balance	$310	$(2,963)	$(2,653)

	Three Months Ended September 30, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,464	$(2,572)	$(1,108)
Other comprehensive loss before reclassifications	(213)	1	(212)
Reclassified from AOCI	-	76	76
Other comprehensive income, net	(213)	77	(136)
Ending balance	$1,251	$(2,495)	$(1,244)

	Nine Months Ended September 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,106	$(3,029)	$(1,923)
Other comprehensive loss before reclassifications	(796)	(163)	(959)
Reclassified from AOCI	-	229	229
Other comprehensive loss, net	(796)	66	(730)
Ending balance	$310	$(2,963)	$(2,653)

	Nine Months Ended September 30, 2020
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$866	$(2,372)	$(1,506)
Other comprehensive income (loss)
before reclassifications	689	(352)	337
Reclassified from AOCI	(304)	229	(75)
Other comprehensive income (loss), net	385	(123)	262
Ending balance	$1,251	$(2,495)	$(1,244)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2021	2020	2021	2020	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$(385)	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	(385)	Income before income taxes
Income tax expense	-	-	-	(81)	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	(304)	Net income
Employee benefit plans
Amortization of prior service cost	$31	$51	$92	$150	Salaries and employee benefits
Amortization of net actuarial benefit cost	65	46	197	140	Salaries and employee benefits
Reclassified out of AOCI, before tax	96	97	289	290	Income before income taxes
Income tax expense	20	21	61	61	Income tax expense
Reclassified out of AOCI, net of tax	76	76	228	229	Net income
Total reclassified out of AOCI, net of tax	$76	$76	$228	$(75)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$488	$-	$488	$-
Municipal securities	32,106	-	32,106	-
Corporate Notes	4,880		4,880
Mortgage-backed Agency securities	39,966	-	39,966	-
Total available-for-sale debt securities	77,440	-	77,440	-
Equity securities	55	-	55	-
Fair value loans	13,326	-	-	13,326
Deferred compensation assets	4,901	4,901	-	-
Deferred compensation liabilities	4,901	4,901	-	-
Derivative liabilities	1,022	-	1,022	-

	December 31, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$551	$-	$551	$-
Municipal securities	44,459	-	44,459	-
Mortgage-backed Agency securities	38,348	-	38,348	-
Total available-for-sale debt securities	83,358	-	83,358	-
Equity securities	55	-	55	-
Fair value loans	17,831	-	-	17,831
Deferred compensation assets	4,181	4,181	-	-
Deferred compensation liabilities	4,181	4,181	-	-
Derivative liabilities	1,131	-	1,131	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$2,992	$-	$-	$2,992
OREO	$1,240	$-	$-	$1,240

	December 31, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans, Pre-ASU 2016-13	$979	$-	$-	$979
OREO	2,083	-	-	2,083

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	September 30, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 30% (10%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 87% (29%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2020

Impaired loans, non-covered	Discounted appraisals(1)	Appraisal adjustments(2)	22% to 38% (30%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	8% to 77% (25%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$635,007	$635,007	$635,007	$-	$-
Debt securities available for sale	77,440	77,440	-	77,440	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,122,226	2,086,930	-	-	2,086,930
Interest receivable	8,146	8,146	-	8,146	-
Deferred compensation assets	4,901	4,901	4,901	-	-

Liabilities
Time deposits	371,589	370,567	-	370,567	-
Securities sold under agreements to repurchase	1,106	1,106	-	1,106	-
Interest payable	345	345	-	345	-
Derivative financial liabilities	1,022	1,022	-	1,022	-
Deferred compensation liabilities	4,901	4,901	4,901	-	-

	December 31, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$456,561	$456,561	$456,561	$-	$-
Debt securities available for sale	83,358	83,358	-	83,358	-
Equity securities	55	55	-	55	-
Loans held for sale	-	-	-	-	-
Loans held for investment, net of allowance	2,160,450	2,126,221	-	-	2,126,221
FDIC indemnification asset	1,223	509	-	-	509
Interest receivable	9,052	9,052	-	9,052	-
Deferred compensation assets	4,181	4,181	4,181	-	-

Liabilities
Time deposits	420,619	423,120	-	423,120	-
Securities sold under agreements to repurchase	964	964	-	964	-
Interest payable	582	582	-	582	-
Derivative liabilities	4,181	4,181	4,181	-	-
Deferred compensation liabilities	1,131	1,131	-	1,131	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2021	December 31, 2020
(Amounts in thousands)
Commitments to extend credit	$270,105	$229,408
Standby letters of credit and financial guarantees(1)	154,610	179,022
Total off-balance sheet risk	$424,715	$408,430

Allowance for unfunded commitments	$678	$66

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2021, the Bank operated 49 branches as First Community Bank in Virginia, West Virginia, North Carolina and Tennessee. As of September 30, 2021, full-time equivalent employees, calculated using the number of hours worked, totaled 598. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2021, the Trust Division and FCWM managed and administered $1.27 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Events: COVID-19

Our business has been, and continues to be, impacted by the COVID-19 pandemic. As the pandemic is ongoing and dynamic in nature, there are many uncertainties related to COVID-19 including the ongoing impact to our customers, employees, and vendors; the impact to the financial services and banking industry; and the impact to the economy as a whole as well as the effect of actions taken, or that may yet be taken, or inaction by governmental authorities to contain the outbreak or to mitigate its impact (both economic and health-related). Although significant progress has been made to combat the outbreak of COVID-19 with the availability and distribution of COVID-19 vaccines and lock-down restrictions have been eased, we recognize that our business and consumer customers are continuing to experience varying degrees of financial distress, which we expect to continue, though to a lesser degree, throughout 2021. Commercial activity has improved, but has not returned to the levels existing prior to the outbreak of the COVID-19 pandemic, which may result in our customers' inability to meet their loan obligations to us. In addition, the economic pressures and uncertainties related to the COVID-19 pandemic appear to have resulted in changes in consumer spending behaviors, which may negatively impact the demand for loans and other services we offer. We continue to monitor our customers in the energy, hotel/lodging, restaurants, entertainment, retail and commercial real estate businesses, which have been significantly impacted by the COVID-19 pandemic. We recognize that the industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the COVID-19 pandemic.

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

President Biden has signed a number of executive orders relating to stimulus and relief measures. These orders include, among other things, (i) an extension, through March 31, 2021, of the moratorium on evictions and foreclosures on federally-backed mortgages, (ii) an extension, through September 30, 2021, of the deferral of federal student loan payments and interest and (iii) an extension, through June 30, 2021, of certain mortgage forbearance programs and guidelines.

On September 9, 2021, President Biden issued an Executive Order (EO) announcing a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative COVID test at least weekly. The Department of Labor's Occupational Safety and Health Administration (OSHA) drafted an emergency regulation to carry out this mandate.  OSHA has now released its Emergency Temporary Standard (ETS), as directed by President Biden’s EO, which establishes binding requirements related to COVID vaccination and/or testing for large employers (100 or more employees).  This ETS appears to be applicable to the Company.  The ETS is complex, but in some ways lacking in detail.  Accordingly, implementation and enforcement will be difficult, time consuming, and extremely risky.  Absent Court intervention, the ETS will become effective in 2 phases as follows:

By December 5, 2021:

●

Covered employers must develop a mandatory policy that either (1) requires vaccination for all employees or (2) allows employees who are not fully vaccinated to elect to undergo weekly testing and wear a face covering in the workplace.  Policy must include not only these elements, but must also include, among other things, everything discussed in these bullet points with implementation and enforcement beginning by the specified effective dates (12/5 or 1/5).

●	Covered employers must determine the vaccination status of each employee, obtain acceptable proof of vaccination, maintain records of each employee’s vaccination status, and maintain a roster of each employee’s vaccination status. The ETS requires proof of vaccination. In addition to normal protections for these records, there is an “availability of records” section in the ETS. Employers must “make available to an employee, or an employee representative, the aggregate number of fully vaccinated employees at a workplace along with the total number of employees at that workplace.”
●

Covered employers must provide employees reasonable time, including up to four hours of paid time, to receive each vaccination dose, and reasonable time and paid sick leave to recover from side effects experienced following each dose.

●	Covered employers must ensure that all unvaccinated employees wear a face covering when indoors or when occupying a vehicle with another person for work purposes. There are minimal exceptions. Other employees are voluntary unless otherwise required by a state or locality.
●	Covered employers must provide employees the following in a language and at a literacy level the employee understands: (1) information about the requirements of the ETS and workplace policies and procedures established to implement the ETS; (2) the CDC document “Key Things to Know About COVID-19 Vaccines”; (3) information about protections against retaliation and discrimination; and (4) information about the laws that provide for criminal penalties for knowingly supplying false statements or documentation.

By January 5, 2022:

●	Covered employers must require that all employees who are not fully vaccinated be tested for COVID at least weekly if in the workplace at least once a week or within 7 days before returning to work if away from the workplace for a week or longer.

Compliance with the ETS  will require extensive effort and resources by the Company over a very short period of time.  All new policies and procedures will need to be compliant with both state and federal law.  While this ETS is meant to pre-empt state law where inconsistent, additional state requirements, such as those from VOSH, will still apply (e.g. there is now a hospitalization/fatality reporting requirement to OSHA in addition to our VOSH reporting requirements). The expense and risks to the Company associated with complying with the ETS, and possession by the Company of employee personal healthcare information, could be significant.  Otherwise, it is currently not possible to predict with certainty the additional impact the ETS will have on the Company, but potential results could include employee attrition. Lost employees could have an adverse effect on future operations, including the temporary need to close branches or other facilities, lost revenues, and additional operating costs, any of which could be material.

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

The Company's business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that epidemiological and macroeconomic conditions are trending in a positive direction as of September 30, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

Financial position and results of operations

In 2020, COVID-19 had a material impact on our allowance for credit losses.  While we did not experience any significant charge-offs related to COVID-19, our allowance calculation and resulting provision for credit losses were significantly impacted by governmental reactions and forced shutdowns.  On January 1, 2021, we adopted ASU 2016-13, ("CECL"), which had the effect of increasing our allowance for credit losses by $13.11 million largely due to the uncertainty around the impact of COVID-19 which adversely affected the economic forecasts that were utilized in the adoption. In the first nine months of 2021, the economic forecasts improved significantly and credit quality remained strong; with both factors contributing to a reversal of provision for credit losses of $7.63 million.  However, should economic conditions or forecasts worsen and credit quality deteriorate, we could experience further increase in our required allowance for credit losses and record additional provision for credit.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company's fee income has been reduced due to COVID-19.  Consumer spending behavior has proven to be very conservative during the pandemic resulting in a decrease in overdraft behavior that generates NSF and other fee income.  However, as lock-down restrictions have either eased or been lifted, the Company is beginning to experience an upward trend in these fees.  Recovering from a negative trend throughout the last half of 2020 and the first quarter of 2021, service charges on deposits increased $187 thousand or 1.96%, year to date from 2020, and there was an increase of $349 thousand in the third quarter of 2021, or 10.74%, compared to the same quarter of last year.   Should the pandemic and the global response escalate further, it is possible that the Company could see further decreases in fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

The Company's interest income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  As of September 30, 2021, the Company carried $3.15 million of accrued income and fees on outstanding deferrals made to COVID-19 affected borrowers compared to $3.47 million at year-end 2020.

Capital and liquidity

As of  September 30, 2021, the Company and Bank continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action.  Management believes there have been no conditions or events that would change the Bank's classification.  Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2021.  While we believe that we have sufficient capital, our reported and regulatory capital ratios could be adversely impacted by loan losses and other negative trends initiated by the pandemic.  We rely on cash on hand as well as dividends from the Bank to pay dividends to our shareholders.  If our capital deteriorates such that the Bank is unable to pay dividends for an extended period of time, we may not be able to pay dividends to our shareholders.

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

Asset valuation

COVID-19 has not affected our ability to account timely for the assets on our balance sheet; however, this could change in future periods.  While certain valuation assumptions and judgements will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics.  Upon the pandemic declaration, the Company's Enterprise Risk Management team implemented its Board approved Business Continuity Plan.  The Company appointed an internal pandemic preparedness task force comprised of the Company's management to address both operational and financial risks posed by COVID-19.  Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including customer relief efforts.  The Company's preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations.  At September 30, 2021, a significant portion of our backroom operations employees continue to work remotely with no disruption to our operations.  We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods. In addition, employee availability has had limited impact on operations to date.

As of September 30, 2021, we do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

The CARES Act as amended included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020, and the earlier of (i) December 31, 2021, or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act. Through September 30, 2021, we have modified a total of 3,958 commercial and consumer loans totaling $472.43 million. Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act. Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating. Subsequent upgrade or downgrade will be on a case by case basis. The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume. Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of September 30, 2021, current COVID-19 loan deferrals stood at $4.71 million. It is possible that these deferrals could be extended further under the CARES Act; as amended by the Consolidated Appropriations Act of 2021, signed into law on December 27, 2020, that extended the ability to provide necessary loan modifications to our customers and not consider these troubled debt restructurings. However, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on modified loans is unknown.

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

Allowance for Credit Losses or "ACL"

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 – "Basis of Presentation - Significant Accounting Policies" in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5 — "Allowance for Credit Losses" in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A. Periods prior to the January 1, 2021, adoption of ASU 2016-13 follow prior accounting guidance for estimated loan losses and may not be comparable.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this report. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2021, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2020 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2020 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2021, and financial condition as of September 30, 2021, include the following:

●

Net income for the quarter increased $4.34 million to $12.61 million compared to the same quarter of 2020.  The large increase in net income includes the reversal of $1.39 million in allowance for credit losses for the third quarter of 2021 compared to the $4.70 million in loan loss provision that was recorded in the third quarter of 2020.  Net income for the nine month period ended September 30, 2021, increased $16.24 million compared to the same period of 2020.  Similarly, for the nine month period, a reversal of $7.63 million in the allowance for credit losses accounts for 2021 compared to the $12.03 million in loan loss provision for the same period in 2020 accounts for a large part of the increase in net income over the same period in 2020.  The decreases in credit loss provisioning are primarily due to significantly improved economic forecasts and GDP growth and solid credit quality metrics in the current year, and prior year provisioning driven by the pandemic.

●

On January 26, 2021, the Board of Directors approved a new plan to repurchase, on the open market at prevailing prices, up to 2.4 million shares of the Company's common stock through January 26, 2024.  During the quarter, the Company repurchased 277,386 common shares for $8.46 million.  Year-to-date the Company has repurchased 726,686 common shares for $21.43 million.

●	The Company terminated its remaining loss share agreement with the FDIC and received a payment of $176 thousand in consideration. The termination eliminates the FDIC guarantee on particular loan losses associated with Waccamaw Bank and removes future responsibility related to the agreement.
●	Diluted earnings per share increased $0.26 to $0.73 compared to the same quarter of 2020. Diluted earnings per share for the nine month period increased $0.95 to $2.32 compared to 2020.
●	Annualized return on average equity increased to 11.65% compared to 7.83% over the same quarter of 2020, and annualized return on average equity for the first nine months increased to 12.70% compared to 7.76% from the same period last year.
●	Annualized return on average assets increased to 1.59% compared to 1.11% over the same quarter of 2020, while year-to-date annualized return on average assets increased to 1.74% compared to 1.14% for the same period of 2020.
●

Net charge-offs for the third quarter of 2021 were $586 thousand, or 0.11% annualized of average loans, and non-performing loans to total loans remains a very low 1.05%. The allowance for credit losses to total loans remains very strong at 1.39% of total loans.

●	Book value per common share at September 30, 2021, was $25.03, an increase of $0.95 from year-end 2020.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2021	2020	(Decrease)	% Change	2021	2020	(Decrease)	% Change

Net income	$12,608	$8,266	$4,342	52.53%	$40,613	$24,376	$16,237	66.61%

Basic earnings per common share	0.73	0.47	0.26	55.32%	2.32	1.37	0.95	69.34%
Diluted earnings per common share	0.73	0.47	0.26	55.32%	2.32	1.37	0.95	69.34%

Return on average assets	1.59%	1.11%	0.48%	43.24%	1.74%	1.14%	0.60%	52.63%
Return on average common equity	11.65%	7.83%	3.82%	48.79%	12.70%	7.76%	4.94%	63.66%

Three-Month Comparison. Net income increased $4.34 million in the third quarter of 2021 largely due to a $6.10 million decrease in the provision for credit losses as a result of recovering $1.39 million of credit loss provision to recognize the impact of significantly improving economic forecasts, GDP growth, and improving unemployment rates and to prior year provisioning driven by the pandemic.  This increase was offset by a decrease in net interest income of $1.69 million, reflective of the current historic low rate environment.

Nine-Month Comparison. Net income increased $16.24 million in the first nine months of 2021 largely due to a $19.66 million decrease in the provision for credit losses as a result of recovering $7.63 million of credit loss provision to recognize the impact of significantly improving economic forecasts, GDP growth, and improving unemployment rates and to prior year provisioning driven by the pandemic. Additional increases were due to $1.89 million in residual merger expenses that were recognized in the first quarter of 2020.  In addition, other service charges increased $1.74 million and the Company received $1.00 million for a recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquisition, which is included in other operating income on the consolidated statement of income.  These increases were offset by decreases of $3.61 million in net interest income, reflective of the current historic low rate environment, $781 thousand for the write-down in value of bank property, and $710 thousand in accelerated indemnification asset amortization to write the carrying value of the asset to zero in the second quarter of 2021 as the remaining loss share agreement with the FDIC associated with Waccamaw Bank was terminated in September of 2021.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,149,647	$25,161	4.64%	$2,171,023	$27,331	5.01%
Securities available for sale	79,995	509	2.52%	93,263	720	3.07%
Interest-bearing deposits	586,787	225	0.15%	352,144	90	0.10%
Total earning assets	2,816,429	25,895	3.65%	2,616,430	28,141	4.28%
Other assets	330,679			344,285
Total assets	$3,147,108			$2,960,715

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$651,237	$27	0.02%	$580,165	$73	0.05%
Savings deposits	826,144	63	0.03%	720,657	136	0.08%
Time deposits	378,895	552	0.58%	448,275	951	0.84%
Total interest-bearing deposits	1,856,276	642	0.13%	1,749,097	1,160	0.26%
Borrowings
Retail repurchase agreements	1,040	1	0.07%	969	1	0.14%
Total borrowings	1,040	1	0.07%	969	1	0.14%
Total interest-bearing liabilities	1,857,316	643	0.14%	1,750,066	1,161	0.26%
Noninterest-bearing demand deposits	824,112			754,147
Other liabilities	36,419			36,379
Total liabilities	2,717,847			2,540,592
Stockholders' equity	429,261			420,123
Total liabilities and stockholders' equity	$3,147,108			$2,960,715
Net interest income, FTE(1)		$25,252			$26,980
Net interest rate spread			3.51%			4.02%
Net interest margin, FTE(1)			3.56%			4.10%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.01 million and $1.77 million for the three months ended September 30, 2021 and 2020, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2021			2020
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,149,556	$77,722	4.83%	$2,127,383	$82,476	5.18%
Securities available for sale	82,563	1,590	2.57%	110,852	2,619	3.16%
Interest-bearing deposits	555,435	509	0.12%	270,106	706	0.34%
Total earning assets	2,787,554	79,821	3.83%	2,508,341	85,801	4.57%
Other assets	331,239			351,589
Total assets	$3,118,793			$2,859,930

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$639,809	$99	0.02%	$543,539	$261	0.06%
Savings deposits	807,863	217	0.04%	702,604	790	0.15%
Time deposits	395,465	1,919	0.65%	466,126	3,380	0.97%
Total interest-bearing deposits	1,843,137	2,235	0.15%	1,712,269	4,431	0.35%
Borrowings
Retail repurchase agreements	1,179	1	0.07%	1,218	3	0.32%
FHLB advances and other borrowings	-	-	N/M	48	1	2.23%
Total borrowings	1,179	1	0.07%	1,266	4	0.42%
Total interest-bearing liabilities	1,844,316	2,236	0.16%	1,713,535	4,435	0.35%
Noninterest-bearing demand deposits	809,128			688,891
Other liabilities	37,871			38,001
Total liabilities	2,691,315			2,440,427
Stockholders' equity	427,478			419,503
Total liabilities and stockholders' equity	$3,118,793			$2,859,930
Net interest income, FTE(1)		$77,585			$81,366
Net interest rate spread			3.67%			4.22%
Net interest margin, FTE(1)			3.72%			4.33%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $3.45 million and $5.22 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2021 Compared to 2020				September 30, 2021 Compared to 2020
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$(801)	$(5,924)	$4,555	$(2,170)	$859	$(5,485)	$(128)	$(4,754)
Securities available-for-sale	(305)	(382)	476	(211)	(668)	(482)	121	(1,029)
Interest-bearing deposits with other banks	179	131	(175)	135	724	(439)	(482)	(197)
Total interest earning assets	(927)	(6,175)	4,856	(2,246)	915	(6,406)	(489)	(5,980)

Interest paid on
Demand deposits	27	(146)	73	(46)	46	(177)	(31)	(162)
Savings deposits	59	(242)	110	(73)	118	(601)	(90)	(573)
Time deposits	(438)	(896)	935	(399)	(512)	(1,117)	168	(1,461)
Retail repurchase agreements	-	(1)	1	-	-	(1)	(1)	(2)
FHLB advances and other borrowings	-	-	-	-	(1)	-	-	(1)
Total interest-bearing liabilities	(352)	(1,285)	1,119	(518)	(349)	(1,896)	46	(2,199)

Change in net interest income(1)	$(575)	$(4,890)	$3,737	$(1,728)	$1,264	$(4,510)	$(535)	$(3,781)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.25% of total net interest and noninterest income in the third quarter of 2021 compared to 77.84% in the same quarter of 2020. Net interest income on a GAAP basis decreased $1.69 million, or 6.29%, compared to a decrease of $1.73 million, or 6.40%, on a FTE basis. The net interest margin on a FTE basis decreased 54 basis points and the net interest spread on a FTE basis decreased 51 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $200.00 million, or 7.64%, primarily due to an increase in overnight funds. Average interest-bearing deposits increased $234.64 million, or 66.63%.  This increase is primarily due to unprecedented levels of federal government stimulus during the pandemic.  Average loans decreased $21.38 million, or 0.98% primarily driven by payments received from the SBA for debt forgiveness of loans originated under the Small Business Administration Paycheck Protection Program.  In addition securities available-for-sale decreased $13.27 million, or 14.23%.  The decrease was primarily attributable to maturities and paydowns of securities in the portfolio.  The yield on earning assets decreased 63 basis points or 14.72%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 80.20% from 86.73% in the same quarter of 2020. Non-cash accretion income decreased $756 thousand, or 42.83%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $107.25 million, or 6.13%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 12 basis points. Average interest-bearing deposits increased $107.20 million, or 6.13%, which was driven by unprecedented levels of federal government stimulus during the pandemic.  Savings deposits increased $105.49 million, or 14.64%, and interest-bearing demand deposits increased $71.07 million, or 12.25%.  These increases were offset by a decrease in time deposits of $69.38 million, or 15.48%.

Nine-Month Comparison. Net interest income comprised 75.48% of total net interest and noninterest income in the first nine months of 2021 compared to 78.53% in the same period of 2020. Net interest income on a GAAP basis decreased $3.61 million, or 4.47%, compared to a decrease of $3.78 million, or 4.65%, on a FTE basis. The net interest margin on a FTE basis decreased 61 basis points and the net interest spread on a FTE basis decreased 55 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $279.21 million, or 11.13%, primarily due to an increase in overnight funds and an increase in average loans. Average interest-bearing deposits increased $285.33 million or 105.64%.  This increase is primarily due to unprecedented levels of federal government stimulus during the pandemic.  Average loans increased $22.17 million, or 1.04%.  These increases were offset by a decrease in securities available-for-sale of $28.29 million, or 25.52%.  The decrease was primarily attributable to the sale of the Highlands portfolio in the first quarter of 2020.  The yield on earning assets decreased 74 basis points or 16.19%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 81.05% from 88.60% in the same period of 2020. Non-cash accretion income decreased $1.77 million, or 33.91%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $130.78 million, or 7.63%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 19 basis points. Average interest-bearing deposits increased $130.87 million, or 7.64%, which was driven by unprecedented levels of federal government stimulus during the pandemic.  Savings deposits increased $105.26 million, or 14.98% and interest-bearing demand deposits increased $96.27 million, or 17.71%.  These increases were offset by a decrease in time deposits of $70.66 million, or 15.16%.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $6.10 million, or 129.64%, in the third quarter of 2021 compared to the same quarter of 2020. The decrease is attributable to the reversal of $1.39 million in allowance for credit losses for the the current quarter compared to $4.70 million in loan loss provision that was recorded in the same quarter of 2020. The reversal in provision was due to significantly improved economic forecasts for unemployment, GDP growth, and home prices from those used for the same period in 2020.

Nine-Month Comparison. The provision charged to operations decreased $19.66 million, or 163.36%, in the first nine months of 2021 compared to the same period of 2020. The decrease is attributable to the reversal of $7.63 million in allowance for credit losses for the the current nine month period compared to $12.03 million in loan loss provision that was recorded in the same period of 2020. The reversal in provision was due to significantly improved economic forecasts for unemployment, GDP growth, and home prices from those used for the same period in 2020.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
(Amounts in thousands)
Wealth management	$974	$909	$65	7.15%	$2,913	$2,607	$306	11.74%
Service charges on deposits	3,599	3,250	349	10.74%	9,728	9,541	187	1.96%
Other service charges and fees	3,143	2,748	395	14.37%	9,331	7,596	1,735	22.84%
Net gain on sale of securities	-	-	-	-	-	385	(385)	-100.00%
Net FDIC indemnification asset amortization	-	(383)	383	-100.00%	(1,226)	(1,352)	126	-9.32%
Other operating income	1,004	1,114	(110)	-9.87%	4,340	3,323	1,017	30.60%
Total noninterest income	$8,720	$7,638	$1,082	14.17%	$25,086	$22,100	$2,986	13.51%

Three-Month Comparison. Noninterest income comprised 25.75% of total net interest and noninterest income in the third quarter of 2021 compared to 22.16% in the same quarter of 2020. Noninterest income increased $1.08 million or 14.17%.  Other service charges increased $395 thousand, or 14.37% and service charges on deposits increased $349 thousand, or 10.74% compared with the third quarter of 2020.  Both increases are attributable to increased customer activity compared to the activity levels experienced during the pandemic lock-downs of 2020.  Additionally, no FDIC indemnification asset amortization was recognized during the third quarter of 2021 as the asset was fully amortized in the second quarter of 2021.  The remaining loss share agreement with the FDIC associated with Waccamaw Bank was terminated at the end of September 2021.

Nine-Month Comparison. Noninterest income comprised 24.52% of total net interest and noninterest income in the first nine months of 2021 compared to 21.47% in the same period of 2020. Noninterest income increased $2.99 million, or 13.51%. The increase was primarily due to an increase in other services charges of $1.74 million, or 22.84%, due primarily to an increase in net interchange income of $1.59 million, compared to the nine month period in 2020.  In addition, a recovered amount of $1.00 million was received and recorded in other operating income during the second quarter of 2021 for the recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.  These increases were offset by a gain on the sale of securities of $385 thousand in the first quarter of 2020.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2021	2020	(Decrease)	Change	2021	2020	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$10,646	$10,485	$161	1.54%	$31,746	$32,886	$(1,140)	-3.47%
Occupancy expense	1,155	1,228	(73)	-5.94%	3,545	3,818	(273)	-7.15%
Furniture and equipment expense	1,385	1,412	(27)	-1.91%	4,209	4,112	97	2.36%
Service fees	1,530	1,581	(51)	-3.24%	4,378	4,433	(55)	-1.24%
Advertising and public relations	536	430	106	24.65%	1,487	1,417	70	4.94%
Professional fees	313	408	(95)	-23.28%	1,069	948	121	12.76%
Amortization of intangibles	365	365	-	0.00%	1,082	1,086	(4)	-0.37%
FDIC premiums and assessments	216	191	25	13.09%	619	224	395	176.34%
Merger expense	-	-	-	-	-	1,893	(1,893)	-100.00%
Other operating expense	2,690	3,071	(381)	-12.41%	8,882	8,931	(49)	-0.55%
Total noninterest expense	$18,836	$19,171	$(335)	-1.75%	$57,017	$59,748	$(2,731)	-4.57%

Three-Month Comparison. Noninterest expense decreased $335 thousand, or 1.75%, in the third quarter of 2021 compared to the same quarter of 2020. The decrease was largely due to 2020 charges of $230 thousand for an early contract termination and a decrease in communications charges of $222 thousand; both charges are included in other operating expense.   Additional decreases occurred in professional fees of $95 thousand and $73 thousand in occupancy expense.  These decreases were offset by increases in salaries and employee benefits of $161 thousand and advertising expense of $106 thousand.

Nine-Month Comparison. Noninterest expense decreased $2.73 million, or 4.57%, in the first nine months of 2021 compared to the same period of 2020. The decrease was largely due to $1.89 million in residual merger expenses recognized in the first quarter of 2020.  In addition salaries and employee benefits decreased $1.14 million due to COVID-19 pay differentials implemented in 2020 as well as from branch closures.  These decreases were offset by an increase in  FDIC premiums and assessments of $395 thousand due to the small bank credit received from the FDIC in 2020.

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

Three-Month Comparison. Income tax expense increased $1.48 million, or 63.64% and the effective tax rate increased to 23.23% in the third quarter of 2021 from 22.00% in the same quarter of 2020. The increases were primarily attributable to an increase in fully taxable income.

Nine-Month Comparison. Income tax expense increased $5.53 million, or 81.30% and the effective tax rate increased to 23.28% in the first nine months of 2021 from 21.80% in the same period of 2020. The increases were primarily attributable to an increase in fully taxable income.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
(Amounts in thousands)
Net interest income, GAAP	$25,146	$26,834	$77,242	$80,855
FTE adjustment(1)	106	146	343	511
Net interest income, FTE	25,252	26,980	77,585	81,366

Net interest margin, GAAP	3.54%	4.08%	3.70%	4.30%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.03%
Net interest margin, FTE	3.56%	4.10%	3.72%	4.33%

(1) FTE basis of 21%.

Financial Condition

Total assets as of September 30, 2021, increased $128.58 million, or 4.27% from December 31, 2020. The increase in assets was primarily driven by a increase in overnight funds of $186.53 million, or 47.13%. In addition, total liabilities as of September 30, 2021, increased $127.94 million, or 4.95% from December 31, 2020. The increase in liabilities was primarily the result of an increase in total deposits of $127.60 million, or 5.01%.

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

Available-for-sale debt securities as of September 30, 2021, decreased $5.92 million, or 7.10%, compared to December 31, 2020.  The market value of debt securities available for sale as a percentage of amortized cost was 100.51% as of September 30, 2021, compared to 101.71% as of December 31, 2020.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2021 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Effective September 28, 2021, the Company terminated its remaining loss share agreement with the FDIC associated with Waccamaw Bank and received a payment of $176 thousand in consideration.  The termination eliminates the FDIC guarantee on particular loan losses associated with Waccamaw Bank and removes future responsibility related to the agreement.  Prior to the termination, certain loans acquired in the FDIC-assisted transaction were covered under the loss share agreement and noted as (“covered loans”). Covered loans were $9.68 million, and $10.74 million at December 31, 2020, and September 30, 2020, respectively. Total loans held for investment, net of unearned income, as of September 30, 2021, decreased $34.53 million, or 1.58%, compared to December 31, 2020.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2021		December 31, 2020		September 30, 2020
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$56,466	2.62%	$44,674	2.04%	$46,812	2.13%
Commercial and industrial	133,923	6.22%	173,024	7.91%	179,714	8.19%
Multi-family residential	100,444	4.67%	115,161	5.27%	105,647	4.81%
Single family non-owner occupied	196,946	9.15%	187,783	8.59%	189,453	8.63%
Non-farm, non-residential	711,861	33.08%	734,793	33.60%	748,815	34.11%
Agricultural	9,784	0.45%	9,749	0.45%	10,362	0.47%
Farmland	17,614	0.82%	19,761	0.90%	22,973	1.05%
Total commercial loans	1,227,038	57.01%	1,284,945	58.76%	1,303,776	59.39%
Consumer real estate loans
Home equity lines	83,079	3.86%	96,526	4.41%	102,135	4.65%
Single family owner occupied	684,930	31.83%	661,054	30.24%	647,048	29.48%
Owner occupied construction	25,551	1.19%	17,720	0.81%	17,460	0.80%
Total consumer real estate loans	793,560	36.88%	775,300	35.46%	766,643	34.93%
Consumer and other loans
Consumer loans	126,578	5.88%	120,373	5.50%	118,738	5.41%
Other	4,927	0.23%	6,014	0.28%	5,838	0.26%
Total consumer and other loans	131,505	6.11%	126,387	5.78%	124,576	5.67%
Total loans held for investment, net of unearned income	2,152,103	100.00%	2,186,632	100.00%	2,194,995	100.00%
Less: allowance for credit losses	29,877		26,182		27,277
Total loans held for investment, net of unearned income and allowance	$2,122,226		$2,160,450		$2,167,718

Total loans decreased $34.53 million compared to December 31, 2020. The decrease was primarily attributable to a decrease in the total commercial loan category of $57.91 million; comprised of decreases of $39.10 in commercial and industrial, $22.93 in commercial real estate, and $14.72 million in multi-family.  These decreases were offset by an increase in construction, development, and land of $11.79 million and an increase in single family non-owner occupied of $9.16 million.  During the second quarter of 2020, we began participating as a Small Business Administration Paycheck Protection Program lender.  The decrease in commercial loans from December 2020 to September 2021 is primarily attributable to $65.65 million received from the SBA for debt forgiveness.  At September 30, 2021, the PPP loans had a current balance, which includes second round originations, of $26.93 million, and were included in commercial and industrial loan balances. Remaining deferred loan origination fees related to the PPP loans, net of deferred loan origination costs were also recorded, totaling $4.34 million at September 30, 2021, $2.30 million at December 31, 2020, and $2.30 million at September 30, 2020. During the third quarter of 2021, we recorded amortization of net deferred loan origination fees of $708 thousand on PPP loans; for the nine month period of 2021 we recorded amortization of net fees of $2.24 million. In 2020, amortization of net deferred loan origination fees on PPP loans totaled $287 thousand, while year to date totals totaled $479 thousand. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income. The decreases in the both the commercial real estate and multi-family were primarily attributable payoffs of loans acquired in the Highlands Union Bank acquisition.

Loans Modified Under CARES Act

As of September 30, 2021, total COVID-19 loan deferrals stood at $4.71 million; down significantly from $115.63 million at September 30, 2020, and from $32.26 million at December 31, 2020. The September 30, 2021, total included $2.00 million in commercial loan deferrals. Commercial loan COVID-19 deferrals continue to decrease from $102.54 million at September 30, 2020 and year-end 2020 of $26.54 million.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2021	December 31, 2020	September 30, 2020
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$22,067	$22,003	$24,756
Accruing loans past due 90 days or more	5	295	43
TDRs(1)	584	187	456
Total nonperforming loans	22,656	22,485	25,255
OREO	1,240	2,083	2,103
Total nonperforming assets	$23,896	$24,568	$27,358

Additional Information
Total Accruing TDRs(2)	8,185	10,248	10,936

Asset Quality Ratios:
Nonperforming loans to total loans	1.05%	1.03%	1.15%
Nonperforming assets to total assets	0.76%	0.82%	0.93%
Allowance for loan losses to nonperforming loans	131.87%	116.44%	108.01%
Allowance for loan losses to total loans	1.39%	1.20%	1.24%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $3.03 million, $1.18 million, and $1.57 million for the periods ended September 30, 2021, December 31, 2020, and September 30, 2020, respectively.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $3.60 million, $1.81 million, and $2.04 million for the periods ended September 30, 2021, December 31, 2020, and September 30, 2020, respectively.  They are included in nonaccrual loans.

Nonperforming assets as of September 30, 2021, decreased $672 thousand, or 2.73%, from December 31, 2020, primarily due to a decrease in OREO of $843 thousand, or 40.47%, as well as a decrease in loans 90 days past due of $290 thousand, or 98.30%. These decreases were offset by an increase in non-performing TDRs of $397 thousand.  As of September 30, 2021, nonaccrual loans were largely attributed to single family owner occupied (41.17%), non-farm, non-residential (25.95%), and single family non-owner occupied loans (12.50%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $31.36 million as of September 30, 2021, a  decrease of $4.76 million, or 13.19%, compared to $36.12 million as of December 31, 2020. Delinquent loans as a percent of total loans totaled 1.46% as of September 30, 2021, which includes past due loans (0.43%) and nonaccrual loans (1.03%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2021, decreased $2.06 million, or 20.13%, to $8.19 million from December 31, 2020. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of September 30, 2021, increased $397 thousand compared to December 31, 2020. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 7.14% as of September 30, 2021, compared to 1.82% as of December 31, 2020. There was $154 thousand in specific reserves related to TDRs as of September 30, 2021, compared to $353 thousand as of December 31, 2020.

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

Through September 30, 2021 we had modified a total of 3,958 loans for $472.43 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company has upgraded these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of September 30, 2021, current COVID-19 loan deferrals stood at $4.71 million, down significantly from $115.63 million at September 30, 2020, and from $32.26 million at December 31, 2020.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $843 thousand, or 40.47%, as of September 30, 2021, compared to December 31, 2020, and consisted of 17 properties with an average holding period of approximately 12 months. The net loss on the sale of OREO totaled $135 thousand for the nine months ended September 30, 2021, compared to a net loss of $296 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,

	2021	2020
(Amounts in thousands)
Beginning balance	$2,083	$3,969
Additions	1,147	695
Disposals	(1,738)	(2,139)
Valuation adjustments	(252)	(422)
Ending balance	$1,240	$2,103

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation - Significant Accounting Policies" for further details. As of September 30, 2021, the balance of the ACL for loans was $29.88 million, or 1.39% of total loans. The ACL at September 30, 2021, increased $5.68 million from the balance of $26.18 million recorded before the adoption of the new standard on January 1, 2021. This increase included a $13.11 million cumulative adjustment for the adoption of ASU 2016-13 offset by a reversal of provision of $7.63 million and net charge-offs for the nine months of $1.79 million. The reversal in provision for both the three months and nine months ended September 30, 2021, was due to significantly improved economic forecasts for unemployment, GDP growth, and home prices from those used at year-end 2020.

At September 30, 2021, the Company also had an allowance for unfunded commitments of $678 thousand which was recorded in Other Liabilities on the Balance Sheet. With the adoption of ASU 2016-13 effective January 1, 2021, the Company increased its allowance for credit losses on unfunded commitments by $509 thousand. During 2020, the provision for credit losses on unfunded commitments was $66 thousand which was recorded in the provision for credit losses on the Statement of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during 2021.

The following table presents the changes in the allowance for credit losses for loans during the periods indicated:

	Three Months Ended September 30,
	2021	2020

(Amounts in thousands)
Beginning balance	$31,857	$23,758
Provision for (recovery of) loan losses charged to operations	(1,394)	4,703
Charge-offs	(1,255)	(1,563)
Recoveries	669	379
Net charge-offs	(586)	(1,184)
Ending balance	$29,877	$27,277

	Nine Months Ended September 30,

	2021	2020
(Amounts in thousands)
Beginning balance	$26,182	$18,425
Cumulative effect of adoption of ASU 2016-13	13,107	-
Provision for (recovery of) loan losses charged to operations	(7,625)	12,034
Charge-offs	(4,887)	(4,429)
Recoveries	3,100	1,247
Net charge-offs	(1,787)	(3,182)
Ending balance	$29,877	$27,277

Deposits

Total deposits as of September 30, 2021, increased $127.60 million, or 5.01%, compared to December 31, 2020. The increase was largely attributable to savings and interest-bearing demand deposits which increased $76.82 million, or 10.18% and $52.46 million, or 8.77%, respectively. Noninterest-bearing demand deposits also reflected growth with an increase of $47.35 million, or 6.13%. These increases were offset by a decrease in time deposits of $49.03 million, or 11.66%. We attribute a significant amount of the increase in deposits to the unprecedented level of federal government stimulus during the first quarter of 2021.

Borrowings

Total borrowings as of September 30, 2021, increased $142 thousand, or 14.73%, compared to December 31, 2020.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2021, the Company’s cash reserves totaled $11.49 million. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2021, our unencumbered cash totaled $635.01 million, unused borrowing capacity from the FHLB totaled $291.99 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $53.63 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
(Amounts in thousands)
Net cash provided by operating activities	$36,593	$32,028
Net cash provided by investing activities	48,722	304
Net cash provided by (used in) financing activities	93,131	126,323
Net increase in cash and cash equivalents	178,446	158,655
Cash and cash equivalents, beginning balance	456,561	217,009
Cash and cash equivalents, ending balance	$635,007	$375,664

Cash and cash equivalents increased $178.45 million for the nine months ended September 30, 2021, compared to an increase of $158.66 million for the same period of the prior year. The increase in cash and cash equivalents for the nine month period was due largely to proceeds received from the SBA for debt forgiveness for loans originated through the Small Business Administration's Paycheck Protection Lending program.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2021, increased $634 thousand, or 0.15%, to $427.36 million from $426.73 million as of December 31, 2020. The change in stockholders’ equity was largely due to net income of $40.61 million offset by the repurchase of 726,686 shares of our common stock totaling $21.43 million and dividends declared on our common stock of $13.47 million and by the cumulative effect adjustment resulting from the adoption of ASU 2016-13 of $5.87 million, net of tax.  In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share increased $0.95, or 3.95%, to $25.03 as of September 30, 2021, from $24.08 as of December 31, 2020.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2020 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2021		December 31, 2020
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.57%	13.55%	14.28%	13.57%
Tier 1 risk-based capital ratio	14.57%	13.55%	14.28%	13.57%
Total risk-based capital ratio	15.82%	14.80%	15.53%	14.82%
Tier 1 leverage ratio	9.78%	9.10%	10.24%	9.73%

Our risk-based capital ratios as of September 30, 2021, increased from December 31, 2020, due to a decrease in our risk-weighted assets. The decrease in risk-weighted assets was primarily due to the decrease in total loans from year-end 2020.  As of September 30, 2021, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2021.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2021	December 31, 2020
(Amounts in thousands)
Commitments to extend credit	$270,105	$229,408
Standby letters of credit and financial guarantees (1)	154,610	179,022
Total off-balance sheet risk	$424,715	$408,430

Allowance for unfunded commitments	$678	$66

(1)	Includes FHLB letters of credit

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

As of September 30, 2021, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 0 to 25 basis points. Given the current level of benchmark interest rates, a complete downward shock of 100 basis points is rendered meaningless; accordingly, a downward rate scenario is only presented for the prior year end. In the downward rate shocks presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	September 30, 2021		December 31, 2020
	Change in	Percent	Change in	Percent
Increase (Decrease) in Basis Points	Net Interest Income	Change	Net Interest Income	Change
(Dollars in thousands)
300	$14,776	15.15%	$8,429	8.50%
200	10,140	10.40%	5,912	6.00%
100	5,557	5.70%	3,130	3.20%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased 277,386 shares of our common stock during the third quarter of 2021.  No shares of our common stock were purchased during the same quarter of 2020.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

July 1-31, 2021	50,800	$29.28	1,487,211.06	1,950,700
August 1-31, 2021	108,700	31.21	3,392,651.12	1,842,000
September 1-30, 2021	117,886	30.41	3,584,804.76	1,724,114
Total	277,386	$30.52	8,464,666.94

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

On November 3, 2021, the Compensation and Retirement Committee (the “CRC”) of the Board of Directors of First Community Bankshares, Inc. (the “Company”) approved the exchange of certain unvested restricted stock awards granted under Restricted Stock Grant Agreements dated as of March 19, 2021 (the “Restricted Stock Grant Agreements”) between the Company and certain officers and  directors, including each of William P. Stafford, II, Gary R. Mills, David D. Brown, Jason R. Belcher, and Sarah W. Harmon (the “Named Executive Officers”), for unvested stock options of equivalent value. As proposed, each of the unvested restricted share awards will be exchanged for 4.1931 unvested stock options, each with an exercise price equal to the greater of $33.00 or the closing price of a share of the Company's stock on the trading day before the date of grant. These stock options will vest over a period of three years.

The directors and all members of management, including the Named Executive Officers, will remain subject to any sale restrictions in respect of prior stock grant agreements, as well as the Company’s Stock Ownership Policy.  Under this policy, Messrs. Stafford and Mills must each own stock with a market value of at least 3.5 times his base compensation.  Messrs. Brown and Belcher, and Ms. Harmon must each own shares with a market value of 2.5 times his or her base compensation.    The proposed exchange of restricted shares awards for stock options is subject to the consent of the individuals who received the restricted share awards.

The CRC elected to approve the aforesaid exchange of the unvested restricted stock awards for unvested stock options after the Company initiated a review of its restricted stock awards under the 2012 Omnibus Equity Compensation Plan (the “2012 Plan”)  in response to a shareholder demand letter received in June, 2021.  The shareholder demand letter alleges that, although the Company complied with the overall share issuance limit in the 2012 Plan, grants of restricted stock and performance awards prior to 2021 allegedly exceeded a sub-limit in the 2012 Plan that limited the award of certain forms of restricted stock, restricted stock units, or performance awards to 300,000 shares.  The Company disagrees with that assertion.  Nevertheless, the CRC took the above-described actions prior to vesting of the restricted share awards in order to ensure that the Company remained in compliance with the referenced sublimit during 2021.

The following table sets forth the number of restricted stock awards and performance awards granted by the Company prior to 2021 and granted by the Company in 2021 following the exchange, and the aggregate number of awards granted under the 2012 Plan.

	Restricted		Performance	Unrestricted
	Stock Awards		Awards	Stock Awards
Summary of awards at the end of 2020

Awards granted under the 2012 Plan prior to December 31, 2020	241,424		80,872	36,420	(1)
Forfeited awards	(7,040)		(6,730)	-
Cancelled awards	-		(9,848)	-
Net awards under the 2012 Plan prior to December 31, 2020	234,384		64,294	36,420

Summary of 2021 awards

Awards granted in 2021	3,941	(2)	-	10,816
Forfeited awards	(2,650)		-	-
Net awards granted in 2021 under the 2012 Plan	1,291		-	10,816

Total awards under the 2012 Plan	235,675		64,294	47,236
(1) These shares were referred to inadvertently as restricted shares in certain prior disclosures, including the Company’s Form 10-K for the year ended December 31, 2020.
(2) Excludes the above-described 31,291 shares of unvested restricted stock awards which were exchanged for stock options and 7,254 shares of unvested restricted stock awards originally awarded to non-executive employees. On November 3, 2021 the CRC approved the amendment of each Restricted Stock Grant Agreement entered into in 2021 between the Company and these non-executive employees to fully vest the awards under those Restricted Stock Agreements totaling 7,254 shares and to eliminate a provision requiring that those shares be held, unencumbered, for five years after vesting. These proposed changes to the Restricted Stock Grant Agreements are subject to the consent of each non-executive employee who received the awards.

During 2021, the CRC retained a compensation consultant.  This engagement includes a review of the 2012 Plan and assistance in developing a new Omnibus Equity Compensation Plan to replace the 2012 Plan, which expires in 2022.  As part of that review, the compensation consultant is reviewing the Company’s compensation practices and policies.  Any changes to the Company’s compensation practices or policies will be discussed in the Compensation Discussion and Analysis section of the Company’s 2022 Annual Meeting Proxy Statement. At the 2022 Annual Meeting, the Company intends to request approval of a new Omnibus Equity Compensation Plan to replace the expiring 2012 Plan.

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2021, (Unaudited) and December 31, 2020; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2021 and 2020; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2021 and 2020; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of November, 2021.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)