Form 10-K
period 2021-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2022-03-03
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

☑ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

☐ Yes ☑ No

As of June 30, 2021, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $374.88 million.

As of February 23, 2022, there were 16,806,360 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2022, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2021 FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	the effects of the COVID-19 pandemic, including the negative impacts and disruptions to the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company's business;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	inflation, interest rate, market and monetary fluctuations;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the costs and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the growth and profitability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

General

First Community Bankshares, Inc. (the “Company”), a financial holding company, was founded in 1989 and reincorporated under the laws of the Commonwealth of Virginia. The Company’s principal executive office is located in Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” in this Annual Report on Form 10-K refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

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

Employees and Human Capital Resources

As of  December 31, 2021, we had 599 full-time employees and 26 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Market Area

As of December 31, 2021, we operated 49 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking.  Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education; government and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

Competition

The financial services industry is highly competitive and constantly evolving. We encounter strong competition in attracting and retaining deposit, loan, and other financial relationships in our market areas. We compete with other commercial banks, thrifts, savings and loan associations, credit unions, consumer finance companies, mortgage banking firms, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. We have positioned ourselves as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. Factors that influence our ability to remain competitive include the ability to develop, maintain, and build long-term customer relationships; the quality, variety, and pricing of products and services; the convenience of banking locations and office hours; technological developments; and industry and general economic conditions. We seek to mitigate competitive pressures with our relationship style of banking, competitive pricing, and cost efficiencies.

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

In July 2019, the federal bank regulators adopted final rules (the “Capital Simplification Rules”) that, among other things, eliminated the standalone prior approval requirement in the Basel III Capital Rules for any repurchase of common stock. The Company is required to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, subject to certain exemptions, if the consideration to be paid, together with the consideration paid for any repurchases or redemptions in the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. Any redemption or repurchase of preferred stock or subordinated debt remains subject to the prior approval of the Federal Reserve Board.

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

Management believes that the Company and the Bank's current capital levels exceed the required capital amounts to the considered well-capitalized and also meet the fully phased-in minimum capital requirements, including the related capital convervation buffers, as required by the Basel III Capital Rules as of December 31, 2021. For additional information, see Note 20, "Regulatory Requirments and Restrictions," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2021. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Safety and Soundness Standards

Guidelines adopted by federal bank regulatory agencies establish general standards relating to internal controls and information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, and compensation. In general, the guidelines require, among other things, appropriate systems and practices to identify and manage risks and exposures. If an institution fails to meet safety and soundness standards, the regulatory agencies may require the institution to submit a written compliance plan describing the steps they would take to correct the situation and the time that such steps would be taken. If an institution fails to submit or implement an acceptable compliance plan, after being notified, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions, such as those applicable to undercapitalized institutions under the prompt corrective action provisions of the FDIA. An institution may be subject to judicial proceedings and civil money penalties if it fails to follow such an order.

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

Community Reinvestment Act

The CRA of 1977, as amended, requires depository institutions to help meet the credit needs of their market areas, including low-and moderate-income individuals and communities, consistent with safe and sound banking practices. Federal banking regulators periodically examine depository institutions and assign ratings based on CRA compliance. A rating of less than satisfactory may restrict certain operating activities, delay or deny certain transactions, or result in an institution losing its financial holding company status. The Bank received a rating of satisfactory in its most recent CRA examination.

In December 2021, the OCC issued a proposal to rescind its June 2020 CRA rulemaking and replace it with previous rules jointly adopted by the OCC, the Federal Reserve Board, the FDIC, and the former Office of Thrift Supervision in 1995. Last year, although the OCC and the FDIC published a joint notice of proposed rulemaking, the FDIC did not ultimately join with the OCC in the June 2020 CRA rulemaking.  In an interagency statement, the OCC, Federal Reserve Board, and the FDIC indicated their commitment to work together on developing a joint notice of proposed CRA rulemaking to ensure a modernized framework exists for insured depository institutions to “help meet the credit needs of the communities in which they do business, including low- and moderate-income neighborhoods.” As such, we will continue to evaluate the impact of any changes to the regulations implementing the CRA and their impact to our financial condition, results of operations, and/or liquidity, which cannot be predicted at this time.

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

Cybersecurity

In February 2018, the SEC published interpretive guidance to assist public companies in preparing disclosures about cybersecurity risks and incidents. These SEC guidelines, and any other regulatory guidance, are in addition to notification and disclosure requirements under state and federal banking law and regulations.

In November 2021, the federal banking agencies issued a final rule that requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.  Our employees particpate in regular company-sponsored training about cyber risks and cybersecurity.  We feel this is part of a sound cyber risk management program, but can be no assurance that we will not be the victim of a cyberattack.

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

Risks Related to the Economic Environment

The COVID-19 pandemic and government responses to the pandemic have adversely affected our business, financial condition and results of operations, and the ultimate impacts of the pandemic on our business, financial condition and results of operations will depend on future developments and other factors that are highly uncertain and will be impacted by the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

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

The extent to which the COVID-19 pandemic will continue to negatively affect the Company’s business, financial condition, liquidity and results of operations will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the direct and indirect impact of the pandemic on the Company’s employees, customers, clients, counterparties and service providers, as well as other market participants, and actions taken, or that may yet be taken, by governmental authorities and other third parties in response to the pandemic, and public acceptance of any vaccines for COVID-19.

Although financial markets have largely rebounded from the significant declines that occurred earlier in the pandemic and global economic conditions showed signs of improvement, many of the circumstances that arose or became more pronounced after the onset of the pandemic persist, including:

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

Our financial performance is generally highly dependent on the business environment in the markets we operate in and of the U.S. as a whole, which includes the ability of borrowers to pay interest, repay principal on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, and investor or business confidence; limitations on the availability, or increases, in the cost of credit and capital; increases in inflation, interest rates, or employee costs; high unemployment; natural disasters; or a combination of these or other factors.

In recent years, economic growth and business activity across a wide range of industries has been slow and uneven. There are continuing concerns related to the level of U.S. government debt, fiscal actions that may be taken to address that debt, energy price volatility, global economic conditions, and significant uncertainty with respect to domestic and international fiscal and monetary policy. Economic and inflationary pressure on consumers and uncertainty about continuing economic improvement may result in changes in consumer and business spending, borrowing, and savings habits. There can be no assurance that these conditions will improve or that these conditions will not worsen. Such conditions could adversely affect the credit quality of the Bank’s loans and the Company’s business, financial condition, and results of operations.

As a participating lender in the SBA Paycheck Protection Program (“PPP”), the Company and the Bank are subject to additional risks of litigation from the Bank’s customers or other parties regarding the Bank’s processing of loans for the PPP and risks that the SBA may not fund some or all PPP loan guaranties.

On March 27, 2020, President Trump signed the CARES Act, which included a $349 billion loan program administered through the SBA referred to as the PPP. Under the PPP, small businesses and other entities and individuals applied for loans from existing SBA lenders and other approved regulated lenders that enrolled in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act (Economic Aid Act) enacted on December 27, 2020, in January, 2021, the SBA released applications for the second round of PPP loans for second draw loans for borrowers who received funding in the first round and first draw loans to first time borrowers.  As of December 31, 2021, we have funded approximately 1,429 loans with original principal balances totaling $92.58 million through the PPP program.  Through December 31, 2021  $56.86 million, or 93.20%, of the Company's first round PPP loan balances had been forgiven by the SBA.  Current PPP loan balances at December 31, 2021, which include second round originations, were $20.64 million.

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

Uncertainty relating to LIBOR calculation process and the phasing out of LIBOR may adversely affect us.

The London Interbank Offered Rate (“LIBOR”) and certain other “benchmarks” are the subject of recent national, international, and other regulatory guidance and proposals for reform. These reforms may cause such benchmarks to perform differently than in the past or have other consequences, which cannot be predicted. On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, publicly announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. Since then, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. On November 30, 2020, ICE Benchmark Administration Limited (“IBA”), the benchmark administrator for the U.S. Dollar (“USD”) LIBOR announced a proposal to extend the publication of the most commonly used USD LIBOR settings until June 30, 2023.

The administrator for LIBOR announced on March 5, 2021 that it will permanently cease to publish most LIBOR settings beginning on January 1, 2022 and cease to publish the overnight, one-month, three-month, six-month and 12-month USD LIBOR settings on July 1, 2023. Accordingly, the FCA has stated that is does not intend to persuade or compel banks to submit to LIBOR after such respective dates. Until such time, however, FCA panel banks have agreed to continue to support LIBOR.

Banking regulators issued guidance strongly encouraging banks to cease entering into new contracts that use USD LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. There can be no assurances on which benchmark rate(s) may replace LIBOR or how LIBOR will be determined for purposes of financial instruments that are currently referencing LIBOR when it ceases to exist.  The discontinuance of LIBOR may result in uncertainty or differences in the calculation of the applicable interest rate or payment amount depending on the terms of the governing documents, may adversely affect the value of our floating rate obligations, loans, deposits, derivatives, and other financial instruments tied to LIBOR rates and may also increase operational and other risks to the Company and the industry.

In addition, the implementation of LIBOR reform proposals may result in increased compliance costs and operational costs, including costs related to continued participation in LIBOR and the transition to a replacement reference rate or rates. We cannot reasonably estimate the expected cost.

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

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset/liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for credit losses may not be sufficient to cover actual loan losses and an increase in the loan loss provision could materially and adversely affect our operating results. Federal regulatory agencies regularly review our loans and allowance for credit losses as an integral part of the examination process. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations. For additional information, see "Fair Value Measurements" and "Allowance for Credit Losses" in the "Critical Accounting Policies" section in Part II, Item 7 and Note 1, "Basis of Presentation and Accounting Policies," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2021, commercial business and real estate loans totaled$1.03 billion, or 47.64%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $5.37 million and largest outstanding commercial real estate loan was $15.94 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2021, commercial construction loans totaled$65.81 million, or 3.04% of our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $3.46 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

We test goodwill for impairment annually, or more frequently if events or circumstances indicate there may be impairment, using either a quantitative or qualitative assessment. If we determine that the carrying amount of a reporting unit is greater than its fair value, a goodwill impairment charge is recognized for the difference, but limited to the amount of goodwill allocated to that reporting unit. Unfavorable or uncertain economic and market conditions may trigger additional impairment charges that may cause an adverse effect on our earnings and financial position. For additional information, see “Goodwill and Other Intangible Assets” in the “Critical Accounting Policies” section in Part II, Item 7 and Note 1, “Basis of Presentation and Accounting Policies,” and Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The financial services industry continues to experience rapid technological change with the introduction of new, and increasingly complex, technology-driven products and services. The effective use of technology increases operational efficiency that enables financial service institutions to reduce costs. Our future success depends, in large part, on our ability to provide products and services that satisfactorily meet the financial needs of our customers, as well as to realize additional efficiencies in our operations. We may fail to use technology-driven products and services effectively to better serve our customers and increase operational efficiency or sufficiently invest in technology solutions and upgrades to ensure systems are operating properly. Further, many of our competitors have substantially greater resources to invest in technology, which may adversely affect our ability to compete.

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

We are subject to environmental, social and governance ("ESG") risks that could adversely affect the Company's results of operations, reputation, and the market price of its securities.

The Company is subject to a variety of risks arising from ESG matters. ESG matters include environmental and climate change activism, diversity activism, and racial and social justice issues. Such matters may involve our personnel, customers, or third parties with whom we do business. Risks arising from ESG matters may adversely affect, among other things, the Company’s reputation and the market price of our securities.  Further, the Company may be exposed to negative publicity based on the identity and activities of our shareholders, those to whom we lend and with which we otherwise do business, and the public’s view of the approach and requirements of our state or federal regulators, customers, and business partners with respect to ESG matters. Any such negative publicity could arise through traditional media or electronic social media platforms. The Company’s relationships and reputation with its existing and prospective customers and third parties with which we do business could be damaged if we were to become the subject of any such negative publicity. This, in turn, could have an adverse effect on the Company’s ability to attract and retain customers and employees and could have a negative impact on the market price for our securities.

Certain investors have begun to consider the steps taken and resources allocated by financial institutions and other commercial organizations with respect to ESG matters when making investment decisions. Certain investors are beginning to incorporate the business risks of ESG regulation and activism and the adequacy of companies’ responses to these into their investment decisions. These shifts in investing priorities may result in adverse effects on the market price of the Company’s securities.

The U.S. Congress, state legislatures and federal and state regulatory agencies, as well as certain stock exchanges, continue to propose numerous initiatives related to ESG matters. Similar and even more expansive initiatives are expected under the current administration, including potentially increasing supervisory expectations with respect to banks’ risk management practices, accounting practices, and credit portfolio concentrations management practices. The lack of empirical data surrounding the credit and other financial risks posed by ESG regulation and activism render it impossible to predict how specifically ESG matters may impact the Company’s financial condition and results of operations.

Specifically, environmental activism may adversely impact the economic viability of many of the Company’s deposit and loan customers in our West Virginia and southwestern Virginia markets. We have customers who operate in carbon-intensive industries like coal, oil and gas that are exposed to climate activism risks and those risks created by a transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. Further, the effects of climate change activism may negatively impact regional and local economic activity, which could impact the economies of the communities the Company serves and in which we operate. The Company’s business, reputation and ability to attract and retain employees and customers may also be harmed if our response to ESG activism is perceived to be excessive or insufficient.

Federal and state banking regulators and supervisory authorities, investors and other stakeholders have increasingly viewed financial institutions as a tool to effect ESG activism, both directly and with respect to their customers, which may result in financial institutions coming under increased pressure regarding the disclosure and management of ESG matters. Given that ESG matters could impose systemic risks upon the financial sector, either via disruptions in economic activity resulting from activism, the Company faces increasing focus on our resilience to ESG risks. Ongoing legislative or regulatory uncertainties and changes regarding ESG risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2021, the Bank provided financial services through a network of 49 branch locations in West Virginia (17 branches), Virginia (23 branches), North Carolina (7 branches), and Tennessee (2 branches). We own 48 of those branches and lease the remaining branch.  As of December 31, 2021, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 7, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 23, 2022, there were 2,789 record holders and 16,806,360 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased  949,386 shares of our common stock in 2021, 734,653 shares of our common stock in 2020, and 487,400 shares in 2019.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2021	60,100	$32.32	1,942,637	1,613,214
November 1-30, 2021	88,000	34.25	3,014,050	1,525,214
December 1-31, 2021	74,600	33.47	2,496,609	1,450,614
Total	222,700	$33.47	7,453,296

(1)

In the first quarter of 2020, the Company exhausted its 6,600,000 shares repurchase authorization.  As a result of the uncertainty associated with the COVID-19 pandemic; the Company elected not to repurchase shares during the remainder of 2020.  In February 2021, the Board of Directors approved a new repurchase plan to repurchase 2,400,000 shares.  The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2021, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 42 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2016, and that all dividends are reinvested.

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021

First Community Bankshares, Inc.	100.00	97.65	111.50	113.09	82.36	132.20
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
NASDAQ Composite Index	100.00	129.64	125.96	172.18	249.51	304.85
S&P Global Asset & Regional Peer Group(1)	100.00	112.06	104.51	127.31	100.28	146.01

(1) Includes the following institutions: American National Bankshares Inc.; Atlantic Capital Bancshares, Inc.; Auburn National Bancorporation, Inc.; BankFirst Capital Corporation; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial Holdings, Inc.; Carter Bankshares, Inc.; Chesapeake Financial Shares, Inc.; Citizens Bancorp Investment, Inc.; Citizens Holding Company; CoastalSouth Bancshares, Inc.; Colony Bankcorp, Inc.; Eagle Financial Services, Inc.; F&M Bank Corp.; FineMark Holdings, Inc.; First Community Bankshares, Inc.; First Community Corporation;  First National Corporation; FVCBankcorp, Inc.; GrandSouth Bancorporation; Heritage Southeast Bancorporation, Inc.;  HomeTrust Bancshares, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; Morris State Bancshares, Inc.; Mountain Commerce Bankcorp, Inc.; MVB Financial Corp.; National Bankshares, Inc.; Old Point Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Primis Financial Corp. ; Professional Holding Corp.;  SmartFinancial, Inc.; South Atlantic Bancshares, Inc.; Southern First Bancshares, Inc.;  Southern States Bancshares, Inc.; Summit Financial Group, Inc.; UB Bankcorp; United Bancorporation of Alabama, Inc.; USCB Financial Holdings, Inc.; Virginia National Bankshares Corporation.

Item 6.	Reserved

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of December 31, 2021, the Bank operated 49 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network supplemented by retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2021, the Trust Division and FCWM managed and administered $1.32 billion in combined assets under various fee-based arrangements as fiduciary or agent.

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

Operating, Accounting, and Reporting Considerations Related to COVID-19 and the CARES Act

The outbreak of COVID-19 has significantly disrupted local, national, and global economies and has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The spread of the outbreak has caused significant disruptions in the U.S. and global economy and has disrupted banking and other financial activity in the areas in which the Company operates. COVID-19 has the potential to create widespread business continuity issues for the Company.

Congress, the Executive Branch, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act was to curb the economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors through programs like the Paycheck Protection Program (“PPP”). The package also included extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had a material impact on the Company’s operations and could continue to impact operations going forward.

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

Financial position and results of operations

In 2020, COVID-19 had a material impact on our allowance for credit losses.  While we did not experience any significant charge-offs related to COVID-19, our allowance calculation and resulting provision for credit losses were significantly impacted by governmental reactions and forced shutdowns.  On January 1, 2021, we adopted ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments", ("CECL"), which had the effect of increasing our allowance for credit losses by $13.11 million largely due to the uncertainty around the impact of COVID-19 which adversely affected the economic forecasts that were utilized in the adoption. In 2021, the economic forecasts improved significantly and credit quality remained strong; with both factors contributing to a reversal of provision for credit losses of $8.47 million.  However, should economic conditions or forecasts worsen and credit quality deteriorate, we could experience further increase in our required allowance for credit losses and record additional provision for credit.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company's fee income has been reduced due to COVID-19.  Consumer spending behavior has proven to be very conservative during the pandemic resulting in a decrease in overdraft behavior that generates NSF and other fee income.  However, as lock-down restrictions have either eased or been lifted, the Company is beginning to experience an upward trend in these fees.  Recovering from a negative trend throughout the last half of 2020 and the first quarter of 2021, service charges on deposits increased $427 thousand or 3.28%, year to date from 2020.   Should the pandemic and the global response escalate further, it is possible that the Company could see further decreases in fees in future periods; however, at this time, the Company is unable to project the materiality of such an impact on the results of operations in future periods.

The Company’s interest income could be reduced due to COVID-19. In keeping with guidance from regulators, the Company continues to work with COVID-19 affected borrowers to defer their payments, interest, and fees. While interest and fees continue to accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, the related loans would be placed on nonaccrual status and interest income and fees accrued would be reversed. In such a scenario, interest income in future periods could be negatively impacted. As of December 31, 2021 the Company carried $2.87 million of accrued interest income and fees on outstanding deferrals made to COVID-19 affected borrowers compared to $3.47 million in 2020. At this time, the Company is unable to project the materiality of such an impact on future deferrals to COVID-19 affected borrowers, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

As of December 31, 2021, the Company continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2021.  While we believe that we have sufficient capital, our reported and regulatory capital ratios could be adversely impacted by loan losses and other negative trends initiated by the pandemic.  We rely on cash on hand as well as dividends from the Bank to pay dividends to our shareholders.  If our capital deteriorates such that the Bank is unable to pay dividends for an extended period of time, we may not be able to pay dividends to our shareholders.

We maintain access to multiple sources of liquidity including wholesale funding markets.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  In addition, if an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

As of December 31, 2021, our goodwill was not impaired. A goodwill step 1 analysis was performed as of October 31, 2021.  The goodwill analysis did not identify any goodwill impairment for our one reporting unit. There were no events that occurred after the annual analysis of goodwill, that would indicate to management any impairment of goodwill as of December 31, 2021. COVID-19 could cause a decline in our stock price or the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

As of December 31, 2021, we did not have any impairment with respect to our other intangible assets. It is possible that the lingering effects of COVID-19 could cause the occurrence of what management would deem to be a triggering event that could, under certain circumstances, cause us to perform an intangible asset impairment test and result in an impairment charge being recorded for that period. In the event that we conclude that all or a portion of our other intangible assets are impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital. At December 31, 2021 we had other intangible assets of $5.62 million, representing approximately 1.31% of equity.

Impairment charges related to certain long-term investments in land and buildings totaled $781 thousand in 2021 and $812 thousand in 2020

Our processes, controls and business continuity plan

The Company maintains an Enterprise Risk Management team to respond to, prepare, and execute responses to unforeseen circumstances, such as, natural disasters and pandemics. Upon the WHO’s pandemic declaration, the Company’s Enterprise Risk Management team implemented its Board approved Business Continuity Plan.  The Company appointed an internal pandemic preparedness task force comprised of the Company’s management to address both operational and financial risks posed by COVID-19.   Shortly after invoking the Plan, the Company deployed a successful remote working strategy, provided timely communication to team members and customers, implemented protocols for team member safety, and initiated strategies for monitoring and responding to local COVID-19 impacts - including customer relief efforts. The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19. At December 31, 2021, a significant portion of our backroom operations employees continue to work remotely with no disruption to our operations. We have not incurred additional material cost related to our remote working strategy to date, nor do we anticipate incurring material cost in future periods.

As of December 31, 2021, we don’t anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19. The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

The CARES Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020, and the earlier of (i) December 31, 2020, or (ii) 60 days after the end of the COVID-19 national emergency.  The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019.  The Company elected to adopt this provision of the CARES Act.  Through December 31, 2021, we have modified 4,066 commercial and consumer loans totaling $475.82 million.  Those modifications were generally short-term payment deferrals and are not considered TDR's based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company is upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of December 31, 2021, current COVID-19 loan deferrals stood at $2.92 million, compared with $32.26 millionas of December 31, 2020.  It is possible that these deferrals could be extended further under the CARES Act; as amended by the Consolidated Appropriations Act of 2021 ("CAA") signed into law on December 27, 2021, that extended the ability to provide necessary loan modifications to our customers and not consider these troubled debt restructurings. However, the volume of these future potential extensions is unknown. It is also possible that in spite of our best efforts to assist our borrowers and achieve full collection of our investment, these deferred loans could result in future charge-offs with additional credit loss expense charged to earnings; however, the amount of any future charge-offs on deferred loans is unknown.

With the passage of the PPP, administered by the Small Business Administration (“SBA”) small businesses and other entities and individuals can apply for loans from existing SBA lenders and other approved regulated lenders that enroll in the program, subject to numerous limitations and eligibility criteria. The Bank participated as a lender in the PPP. The PPP opened on April 3, 2020, and on or about April 16, 2020, the SBA notified lenders that the $349 billion earmarked for the PPP was exhausted. Congress approved additional funding for the PPP of approximately $320 billion on April 24, 2020. As part of the Economic Aid to Hard-Hit Small Businesses, Nonprofits, and Venues Act ("Economic Aid Act") enacted on December 27, 2020, in January, 2021, the SBA released applications for the second round of PPP loans for second draw loans for borrowers who received funding in the first round and first draw loans to first time borrowers.  As of December 31, 2021 we have funded approximately 1,429 loans with original principal balances totaling $92.58 million through the PPP program.  Through December 31, 2021, $56.86 million, or 93.20%, of the Company’s first round PPP loan balances had been forgiven by the SBA. Current PPP loan balances at December 31, 2021, which include second round originations, were $20.64 million. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish an allowance for credit loss through additional credit loss expense charged to earnings.

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

Allowance for Credit Losses or "ACL"

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 – "Basis of Presentation - Significant Accounting Policies" in this Annual Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6 — "Allowance for Credit Losses" in this Annual Report on Form 10-K, “Provision for Credit Losses and Nonperforming Assets” in this MD&A. Periods prior to the January 1, 2021, adoption of ASU 2016-13 follow prior accounting guidance for estimated loan losses and are not comparable

The Company uses a number of economic variables to estimate the allowance for credit losses, with the most significant driver being a forecast of the national unemployment rate. In the December 31, 2021, estimate, the Company assumed an unemployment forecast range of 4.1%% to 3.6%, which has improved from a range of 6.6% to 5.6% utilized in the January 1, 2021, estimate.  Based on a sensitivity analysis as of December 31, 2021, an increase of 1% in the unemployment forecast would result in an increase in the allowance for credit losses of approximately 11.6%.

Goodwill

Goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2021, which resulted in no goodwill impairment.   For additional information, see Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Net interest income, GAAP	$102,474	$108,572	$89,453
FTE adjustment(1)	439	647	848
Net interest income, FTE	$102,913	$109,219	$90,301

Net interest margin, GAAP	3.65%	4.27%	4.54%
FTE adjustment(1)	0.02%	0.02%	0.05%
Net interest margin, FTE	3.67%	4.29%	4.59%

(1)	FTE basis of 21%.

Performance Overview

Highlights of our results of operations in 2021, and financial condition as of December 31, 2021, include the following:

●

Annual net income for 2021 of $51.17 million, or $2.94 per diluted common share, was an increase of $15.24 million over 2020 and represents a 45.54% increase in diluted earnings per share compared to 2020. A reversal of $8.47 million in the allowance for credit losses in 2021 accounts for a large portion of the increase in net income.  The decreases in credit loss provisioning are primarily due to significantly improved economic forecasts and GDP growth in the current year, as well as strong credit quality metrics, versus prior year provisioning driven by the pandemic.  The increase was offset by a decrease in net interest income of $6.10 million, or 5.62%, driven by the current historically low interest rate environment, as well as a $3.33 million decrease in accretion on acquired loans

●	Return on average assets increased to 1.63% compared to 1.24% for 2020.
●	Return on average common equity increased to 11.96% compared to 8.54% for 2020.
●

Non-interest income increased 14.98% to $34.30 million, over last year. The increase is largely attributable to an increase in other service charges due to the more vibrant state of local economies with increased customer activity compared with last year.

●

Net charge-offs for 2021 were $2.96 million, or 0.14% of  average loans, compared to net charge-offs of $4.91 million, or 0.23% of average loans, for 2020.   Non-performing loans to total loans remained a very low 1.03%.

●	The allowance for credit losses to total loans remains very strong at 1.29% of total loans compared to 1.20% for 2020.
●

The SBA had forgiven $56.86 million, or 93.20%, of the Company’s first round Paycheck Protection Program (“PPP”) loan balances through December 31, 2021.  Current PPP loan balances at December 31, 2021, which include second round originations, were $20.64 million.

●	Book value per share at December 31, 2021, was $25.34, an increase of $1.26 from year-end 2020.
●	The Company repurchased 949,386 common shares, or 5.62% of outstanding, for $28.88 million.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2021 Compared to 2020		2020 Compared to 2019
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2021	2020	2019	(Decrease)	Change	(Decrease)	Change

Net income	$51,168	$35,926	$38,802	$15,242	42.43%	$(2,876)	(7.41)%

Basic earnings per common share	2.95	2.02	2.47	0.93	46.04%	(0.45)	(18.22)%
Diluted earnings per common share	2.94	2.02	2.46	0.92	45.54%	(0.44)	(17.88)%

Return on average assets	1.63%	1.24%	1.75%	0.39%	31.45%	(0.51)%	(29.14)%
Return on average common equity	11.96%	8.54%	11.54%	3.42%	40.05%	(3.00)%	(26.00)%

2021 Compared to 2020. Pre-tax income increased $20.42 million, or 44.27%, primarily due to a reversal of $8.47 million in the allowance for credit losses in 2021 compared to $12.67 million in provision recorded in 2020.  The decrease in credit loss provisioning increased pre-tax income $21.14 million and is primarily due to significantly improved economic forecasts in the current year, as well as strong credit quality metrics, versus prior year provisioning driven by the pandemic.  The increase was offset by a decrease in net interest income of $6.10 million, or 5.62%, driven by the current historically low interest rate environment, as well as a $3.33 million decrease in accretion on acquired loans. Income tax expense increased $5.17 million from 2020 primarily as a result of the increase in pre-tax income.

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

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2021			2020			2019
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,153,099	$102,996	4.78%	$2,142,637	$110,619	5.16%	$1,722,419	$88,990	5.17%
Securities available for sale	81,049	2,008	2.48%	105,005	3,259	3.10%	126,732	4,334	3.42%
Securities held to maturity	—	—	—	—	—	—	3,045	45	1.48%
Interest-bearing deposits	570,040	745	0.13%	296,495	805	0.27%	116,119	2,447	2.10%
Total earning assets	2,804,188	$105,749	3.77%	2,544,137	$114,683	4.51%	1,968,315	$95,816	4.87%
Other assets	330,640			348,150			248,926
Total assets	$3,134,828			$2,892,287			$2,217,241

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$646,999	$127	0.02%	$556,279	$311	0.06%	$453,824	$281	0.06%
Savings deposits	816,845	281	0.03%	711,831	902	0.13%	504,081	823	0.16%
Time deposits	387,249	2,427	0.63%	456,755	4,247	0.93%	418,450	4,288	1.02%
Total interest-bearing deposits	1,851,093	2,835	0.15%	1,724,865	5,460	0.32%	1,376,355	5,392	0.39%
Borrowings
Retail repurchase agreements	1,194	1	0.07%	1,145	3	0.28%	2,471	4	0.14%
Wholesale repurchase agreements	—	—	—	—	—	—	3,767	119	3.17%
FHLB advances and other borrowings	—	—	—%	36	1	2.23%	—	—	—
Total borrowings	1,194	1	0.07%	1,181	4	0.34%	6,238	123	1.96%
Total interest-bearing liabilities	1,852,287	2,836	0.15%	1,726,046	5,464	0.32%	1,382,593	5,515	0.40%
Noninterest-bearing demand deposits	816,638			707,623			468,774
Other liabilities	38,151			37,826			29,736
Total liabilities	2,707,076			2,471,495			1,881,103
Stockholders' equity	427,752			420,792			336,138
Total liabilities and equity	$3,134,828			$2,892,287			$2,217,241

Net interest income, FTE(1)		$102,913			$109,219			$90,301
Net interest rate spread, FTE(1)			3.62%			4.19%			4.47%
Net interest margin, FTE(1)			3.67%			4.29%			4.59%

(1)	FTE basis based on the federal statutory rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $4.66 million in 2021, $7.99 million in 2020, and $3.23 million in 2019.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2021 Compared to 2020				December 31, 2020 Compared to 2019
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$540	$(8,123)	$(40)	$(7,623)	$21,736	$(42)	$(65)	$21,629
Securities available for sale	(744)	(657)	150	(1,251)	(743)	(101)	(231)	(1,075)
Securities held to maturity	—	—	—	—	(45)	—	—	(45)
Interest-bearing deposits with other banks	715	(388)	(387)	(60)	3,791	(534)	(4,899)	(1,642)
Total interest-earning assets	511	(9,168)	(277)	(8,934)	24,739	(677)	(5,195)	18,867

Interest paid on(1):
Demand deposits	51	(202)	(33)	(184)	63	(7)	(26)	30
Savings deposits	133	(657)	(97)	(621)	338	(46)	(213)	79
Time deposits	(646)	(1,384)	210	(1,820)	391	(97)	(335)	(41)
Retail repurchase agreements	—	(1)	(1)	(2)	(2)	1	—	(1)
Wholesale repurchase agreements	—	—	—	—	(119)	—	—	(119)
FHLB advances and other borrowings	(1)	—	—	(1)	—	—	1	1
Total interest-bearing liabilities	(463)	(2,244)	79	(2,628)	671	(149)	(573)	(51)

Change in net interest income(1)	$974	$(6,924)	$(356)	$(6,306)	$24,068	$(528)	$(4,622)	$18,918

(1)	FTE basis based on the federal statutory rate of 21%.

2021 Compared to 2020. Net interest income comprised 74.92% of total net interest and noninterest income in 2021 compared to 78.45% in 2020. Net interest income decreased $6.10 million, or 5.62%, decreased $6.31 million, or 5.77%, on a FTE basis. The FTE net interest margin decreased 62 basis points and the FTE net interest spread decreased 57 basis points.  The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment as well as a decrease in purchase accounting accretion from acquired loans.

Average earning assets increased $260.05 million, or 10.22%, primarily due to an increase in average interest-bearing deposits and average loans offset by a decrease in average debt securities. The yield on earning assets decreased 74 basis points as the yields decreased primarily due to the historically low rate environment. Average loans increased $10.46 million, or 0.49%, and the average loan to deposit ratio decreased to 80.71% from 88.08% in 2020.  Non-cash accretion income related to PCI loans decreased $3.33 million, or 41.73%, to $4.66 million due reduced balances in the PCI portfolios. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 17 basis points compared to 31 basis points in the prior year.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $126.24 million, or 7.31%, primarily due to an increase in average interest-bearing deposits. The yield on interest-bearing liabilities decreased 17 basis points.  Average interest-bearing deposits increased $126.23 million, or 7.32%, with increases of $105.01 million, or 14.75%, in average savings deposits, $90.72 million, or 16.31%, in average interest-bearing demand deposits, offset by a decrease of $69.51, or 15.22%,  in average time deposits.

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

Provision for Credit/Loan Losses

2021 Compared to 2020. The provision charged to operations decreased $21.14 million, or 166.87%.  The decrease was primarily due to significantly improved economic forecasts in the current year, as well as strong credit quality metrics, versus prior year provisioning driven by the pandemic.  The most significant forecast variable in our allowance model is unemployment. The forecast used for December 31, 2021, ranged from 4.1% to 3.6%. That forecast was much stronger than that used for January 1, 2021, that ranged from 6.6% to 5.6% over the forecast period.

2020 Compared to 2019. The provision charged to operations increased $9.10 million, or 254.75%.  The increase was primarily related to the economic uncertainty caused by the coronavirus pandemic.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2021 Compared to 2020		2020 Compared to 2019
	Year Ended December 31,			Increase	%	Increase	%
	2021	2020	2019	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$3,853	$3,417	$3,423	$436	12.76%	$(6)	-0.18%
Service charges on deposits	13,446	13,019	14,594	427	3.28%	(1,575)	-10.79%
Other service charges and fees	12,422	10,333	8,281	2,089	20.22%	2,052	24.78%
Net (loss) gain on sale of securities	—	385	(43)	(385)	-100.00%	428	-995.35%
Net FDIC indemnification asset amortization	(1,226)	(1,690)	(2,377)	464	-27.46%	687	-28.90%
Litigation income	—	—	6,995	—	—	(6,995)	-100.00%
Other operating income	5,806	4,369	2,804	1,437	32.89%	1,565	55.81%
Total noninterest income	$34,301	$29,833	$33,677	$4,468	14.98%	$(3,844)	-11.41%

2021 Compared to 2020. Noninterest income comprised 25.08% of total net interest and noninterest income in 2021 compared to 21.55% in 2020. Noninterest income increased $4.47 million, or 14.98%, primarily due to an increase in other service charges of $2.09 million, or 20.22%, due primarily to an increase in net interchange income of $1.90 million, compared to 2020.  In addition, a recovered amount of $1.00 million was recieved and recorded in other operating income during the second quarter of 2021 for the recovery of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.  Additional increases occurred in wealth management income and service charges on deposits of $436 thousand and $427 thousand, respectively.

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

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2021 Compared to 2020		2020 Compared to 2019
	Year Ended December 31,			Increase	%	Increase	%
	2021	2020	2019	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$44,239	$44,005	$37,148	$234	0.53%	$6,857	18.46%
Occupancy expense	4,913	5,043	4,334	(130)	-2.58%	709	16.36%
Furniture and equipment expense	5,627	5,558	4,457	69	1.24%	1,101	24.70%
Service fees	6,324	5,665	4,448	659	11.63%	1,217	27.36%
Advertising and public relations	2,076	1,951	2,310	125	6.41%	(359)	-15.54%
Professional fees	1,524	1,224	1,698	300	24.51%	(474)	-27.92%
Amortization of intangibles	1,446	1,450	997	(4)	-0.28%	453	45.44%
FDIC premiums and assessments	832	426	318	406	95.31%	108	33.96%
Merger, acquisition, and divestiture expense	—	1,893	2,124	(1,893)	-100.00%	(231)	-10.88%
Other operating expense	11,737	12,410	11,929	(673)	-5.42%	481	4.03%
Total noninterest expense	$78,718	$79,625	$69,763	$(907)	-1.14%	$9,862	14.14%

2021 Compared to 2020. Noninterest expense decreased $907 thousand, or 1.14%.  The decrease was primarily due to residual merger expenses of $1.89 million recoginized in the first quarter of 2020.  In addition, other operating expense decreased $673 thousand.  These decreases were offset by increases in other service fees, FDIC premiums and assessments, professional fees and salaries and employee benefits of $659 thousand, $406 thousand, $300 thousand, and $234 thousand, respectively.

2020 Compared to 2019. Noninterest expense increased $9.86 million, or 14.14%.  The increase was primarily due to an increase in salaries and benefits of $6.86 million, or 18.46%, which was largely due to the addition of Highlands employees.  In addition, occupancy and furniture and equipment expense increase a combined total of $1.81 million and was primarily driven by the addition of branch locations acquired in the Highlands transaction.

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

2021 Compared to 2020. Income tax expense increased $5.17 million or 50.80%, and is primarily attributable to the increase in pre-tax net income.  The effective tax rate increased to 23.09% in 2021 compared to 22.09% in 2020.

2020 Compared to 2019. Income tax expense decreased $808 thousand, or 7.35%, and  is primarily attributable to the decrease in pre-tax net income.  The effective tax rate increased to 22.09% in 2020 compared to 22.08% in 2019.

Financial Condition

Total assets as of December 31, 2021, increased $183.38 million, or 6.09%, to $3.19 billion from $3.01 billion as of December 31, 2020. The increase is primarily attributable to the increase in overnight funds of $231.28 million, or 58.44%. In addition, total liabilities as of December 31, 2021, increased $182.34 million, or 7.06%, to $2.77 billion from $2.58 billion as of December 31, 2020. The increase is primarily the result of an increase in total deposits of $183.14 million, or 7.19%.  The increase in deposits is primarily attributable to the significant increase in demand deposits due to the unprecedented level of stimulus payments from the federal government in response to the pandemic.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to fund loan demand or deposit liquidation, to pledge as collateral where required, and to make selective investments for Community Reinvestment Act purposes. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2021, decreased $7.07 million, or 8.48%, compared to December 31, 2020. The decrease was primarily attributable to $27.26 million from maturities, prepayments, and calls offset by purchases of $22.39 million.  The market value of debt securities available for sale as a percentage of amortized cost was 100.02% as of December 31, 2021 compared to 101.71% as of December 31, 2020. There were no held-to-maturity debt securities as of December 31, 2021or December 31, 2020  The following table presents the amortized cost and fair value of debt securities as of the dates indicated:

	December 31,
	2021		2020
	Amortized	Fair	Amortized	Fair
(Amounts in thousands)	Cost	Value	Cost	Value
Available for Sale
U.S. Agency securities	$469	$466	$555	$551
U.S. Treasury securities	—	—	—	—
Municipal securities	28,596	28,794	43,950	44,459
Corporate Notes	9,935	9,919	—	—
Mortgage-backed Agency securities	37,273	37,113	37,453	38,348
Total securities available for sale	$76,273	$76,292	$81,958	$83,358

Fair value to amortized cost		100.02%		101.71%

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2021	2020
(Amounts in years)
Average life	4.74	5.02
Average duration	2.99	1.84

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2021 or 2020.

The following table presents the amortized cost, fair value, and weighted-average yield of available-for-sale debt securities by contractual maturity, as of December 31, 2021. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Total	Tax Equivalent Purchase Yield(1)
Amortized cost maturity:
One year or less	$—	$735	$7,382	$8,117	0.46%
After one year through five years	—	19,425	2,553	21,978	3.35%
After five years through ten years	469	8,436	—	8,905	3.17%
After ten years	—	—	—	—	—
Amortized cost	$469	$28,596	$9,935	39,000
Mortgage-backed securities				37,273	1.61%
Total amortized cost				$76,273
Tax equivalent purchase yield(1)	2.07%	3.57%	0.25%	2.71%
Average contractual maturity (in years)	5.07	3.75	0.63	2.97

Fair value maturity:
One year or less	$—	$736	$7,372	$8,108
After one year through five years	—	19,537	2,547	22,084
After five years through ten years	466	8,521	—	8,987
After ten years	—	—	—	—
Fair value	$466	$28,794	$9,919	39,179
Mortgage-backed securities				37,113
Total fair value				$76,292

(1)	FTE basis of 21%

On January 1, 2021, we adopted ASU 2016-13, CECL. Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. Based on the application of the new standard, and that all debt securities available for sale in an unrealized loss position as of December 31, 2021continue to perform as scheduled; we do not believe that a provision for credit losses is necessary in 2021. We recognized no impairment charges in earnings associated with debt securities in 2020. For additional information, see Note 1, “Basis of Presentation and Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8, of this report.

Loans Held for Investment

Loans held for investment, our largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose. Effective September 28, 2021, the Company terminated its remaining loss share agreement with the FDIC associated with Waccamaw Bank and received a payment of $176 thousand in consideration.  The termination elimates the FDIC guarantee on particular loan losses associated with Waccamaw Bank and removes future responsibility related to the agreement.  Prior to the termination, certain loans acquired in the FDIC-assisted transaction were covered under the loss share agreement and noted as covered loans.  Covered loans were $9.68 million at year-end 2020.  The general characteristics of each loan segment are as follows:

●

Commercial loans – This segment consists of loans to small and mid-size industrial, commercial, and service companies. Commercial real estate projects represent a variety of sectors of the commercial real estate market, including single family and apartment lessors, commercial real estate lessors, and hotel/motel operators. Commercial loan underwriting guidelines require that comprehensive reviews and independent evaluations be performed on credits exceeding predefined size limits. Updates to these loan reviews are done periodically or annually depending on the size of the loan relationship.

●

Consumer real estate loans – This segment consists of largely of loans to individuals within our market footprint for home equity loans and lines of credit and for the purpose of financing residential properties. Residential real estate loan underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

●

Consumer and other loans – This segment consists of loans to individuals within our market footprint that include, but are not limited to, automobile, credit cards, personal lines of credit, boats, mobile homes, and other consumer goods. Consumer loan underwriting guidelines require that borrowers meet certain credit, income, and collateral standards at origination.

Total loans held for investment, net of unearned income, as of December 31, 2021, decreased $21.06 million, or 0.96%, compared to December 31, 2020.  We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2021 or 2020. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents loans, net of unearned income and by loan class, as of the dates indicated:

	December 31,
(Amounts in thousands)	2021	2020
Loans held for investment
Commercial loans
Construction, development, and other land	$65,806	$44,674
Commercial and industrial	133,630	173,024
Multi-family residential	100,402	115,161
Single family non-owner occupied	198,778	187,783
Non-farm, non-residential	707,506	734,793
Agricultural	9,341	9,749
Farmland	15,013	19,761
Total commercial loans	1,230,476	1,284,945
Consumer real estate loans
Home equity lines	79,857	96,526
Single family owner occupied	703,864	661,054
Owner occupied construction	16,910	17,720
Total consumer real estate loans	800,631	775,300
Consumer and other loans
Consumer loans	129,794	120,373
Other	4,668	6,014
Total consumer and other loans	134,462	126,387
Total loans	2,165,569	2,186,632
Less: allowance for loan losses	27,858	26,182
Total loans held for investment, net of unearned income and allowance	$2,137,711	$2,160,450

The following table presents the percentage of loans to total loans in the portfolio, by loan class, as of the dates indicated:

	December 31,
	2021	2020
Commercial loans
Construction, development, and other land	3.04%	2.04%
Commercial and industrial	6.17%	7.91%
Multi-family residential	4.64%	5.27%
Single family non-owner occupied	9.18%	8.59%
Non-farm, non-residential	32.67%	33.60%
Agricultural	0.43%	0.45%
Farmland	0.69%	0.91%
Total commercial loans	56.82%	58.77%
Consumer real estate loans
Home equity lines	3.69%	4.41%
Single family owner occupied	32.50%	30.23%
Owner occupied construction	0.78%	0.81%
Total consumer real estate loans	36.97%	35.45%
Consumer and other loans
Consumer loans	5.99%	5.50%
Other	0.22%	0.28%
Total consumer and other loans	6.21%	5.78%
Total loans	100.00%	100.00%

The following table presents the maturities and rate sensitivities of the loan portfolio as of December 31, 2021:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial loans
Construction, development, and other land(1)	$2,982	$10,518	$26,078	$26,228	$65,806
Commercial and industrial	19,205	78,649	35,322	454	133,630
Multi-family residential	1,303	19,957	55,405	23,737	100,402
Single family non-owner occupied	5,560	18,126	75,297	99,795	198,778
Non-farm, non-residential	51,274	122,883	289,248	244,101	707,506
Agricultural	994	6,702	1,645	—	9,341
Farmland	1,650	4,262	6,373	2,728	15,013
Total commercial loans	82,968	261,097	489,368	397,043	1,230,476
Consumer real estate loans
Home equity lines	7,028	14,162	47,833	10,834	79,857
Single family owner occupied	3,209	20,605	182,836	497,214	703,864
Owner occupied construction	—	669	1,844	14,397	16,910
Total consumer real estate loans	10,237	35,436	232,513	522,445	800,631
Consumer and other loans
Consumer loans	6,830	89,574	31,493	1,897	129,794
Other	4,668	—	—	—	4,668
Total consumer and other loans	11,498	89,574	31,493	1,897	134,462
Total loans	$104,703	$386,107	$753,374	$921,385	$2,165,569

Rate sensitivities
Predetermined interest rate	$75,595	$339,582	$501,013	$540,826	$1,457,016
Floating or adjustable interest rate	29,108	46,525	252,360	380,560	708,553
Total loans	$104,703	$386,107	$753,373	$921,386	$2,165,569

(1)	Construction loans with maturities due after five years include construction to permanent loans that have not yet converted to principal and interest payments.

Risk Elements

We seek to mitigate credit risk by following specific underwriting practices and by ongoing monitoring of our loan portfolio. Our underwriting practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for loan losses. The Company has a loan review function independent of credit administration that performs a risk-based review of a sample of loans and loan relationships in the Company's commercial portfolio, and conducts analytical review of credit quality on the Company's non-commercial portfolios.

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and other real estate owned ("OREO"). Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCI loans are not generally considered nonaccrual. For additional information, see Note 5, “Credit Quality,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2021	2020	2019	2018	2017
Nonperforming
Nonaccrual loans	$20,768	$22,003	$16,357	$19,905	$19,339
Accruing loans past due 90 days or more	87	295	144	58	1
TDRs(1)	1,367	187	720	161	120
Total non-covered nonperforming loans	22,222	22,485	17,221	20,124	19,460
OREO	1,015	2,083	3,969	3,838	2,514
Total nonperforming assets	$23,237	$24,568	$21,190	$23,962	$21,974

Additional Information
Total TDRs(2)	8,652	10,248	6,575	6,427	7,734
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	1,129	1,586	1,068	1,175	1,217
Actual interest income recorded on restructured and nonperforming loans	422	473	277	264	222

Total ratios
Nonperforming loans to total loans	1.03%	1.03%	0.81%	1.13%	1.07%
Nonperforming assets to total assets	0.73%	0.82%	0.76%	1.07%	0.92%
Allowance for credit losses to nonperforming loans	125.36%	116.44%	106.99%	90.77%	99.05%
Allowance for credit losses to total loans	1.29%	1.20%	0.87%	1.03%	1.06%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.80 million, $1.18 million, $95 thousand, $898 thousand, and $169 thousand for the five years ended December 31, 2021.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $2.52 million, $1.81 million, $2.34 million, $2.58 million, and $1.93 million for the five years ended December 31, 2021.  They are included in nonaccrual loans.

Nonperforming assets as of December 31, 2021, decreased $1.33 million, or 5.42%, from December 31, 2020, primarily due to decreases of  $1.24 million, or 5.61%, in nonaccrual loans, $1.07 million, or 51.27%, in OREO, offset by a $1.18 million increase, or 631.02%, increase non-performing troubled debt restructurings.  OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 15 properties with an average holding period of 12 months as of December 31, 2021. The net loss on the sale of OREO was $231 thousand in 2021, $316 thousand in 2020, and $1.25 million in 2019. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2021	2020
(Amounts in thousands)
Beginning balance	$2,083	$3,969
Additions	1,283	695
Disposals	(2,063)	(2,139)
Valuation adjustments	(288)	(442)
Ending balance	$1,015	$2,083

As of December 31, 2021, nonaccrual loans were largely attributed to single family owner occupied (43.13%) and non-farm, non-residential (21.86%) loans. As of December 31, 2021, approximately $3.45 million, or 16.63%, of nonaccrual loans were attributed to performing loans acquired in business combinations. Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  Certain TDR's are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satification of the obligations occurs.  Accruing TDRs as of December 31, 2021, decreased $1.60 million, or 15.57%, to $8.65 million from December 31, 2020. Nonperforming accruing TDRs as of December 31, 2021, increased $1.18 million, or 631.02%, to $1.37 million from December 31, 2020. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 15.81% as of December 31, 2021, compared to 1.82% as of December 31, 2020. There were no specific reserves on TDRs as of December 31, 2021, compared to $233 thousand as of December 31, 2020. When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.

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

Through  December 31, 2021, we had modified a total of 4,066 loans for $475.82 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company has upgraded these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of December 31, 2021, current COVID-19 loan deferrals stood at $2.92 million, down significantly from $32.26 million at December 31, 2020.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $33.10 million as of December 31, 2021, an decrease of $2.61 million, or 7.32%, compared to $35.72 million as of December 31, 2020. Delinquent loans as a percent of total loans totaled 1.53% as of December 31, 2021, which includes past due loans (0.57%) and nonaccrual loans (0.96%), compared to 1.64% as of December 31, 2020.

Allowance for Credit Losses (ACL)

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

For collectively evaluated loans, the Company in general uses two modeling approaches to estimate expected credit losses. The Company projects the contractual run-off of its portfolio at the segment level and incorporates a prepayment assumption in order to estimate exposure at default. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset

In addition to its own loss experience, management also includes peer bank historical loss experience in its assessment of expected credit losses to determine the ACL. The Company utilized call report data to measure historical credit loss experience with similar risk characteristics within the segments. For the majority of segment models for collectively evaluated loans, the Company incorporated at least one macroeconomic driver either using a statistical regression modeling methodology or simple loss rate modeling methodology.

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation - Significant Accounting Policies" for further details. As of December 31, 2021,  the balance of the ACL for loans was $27.86 million, or 1.29% of total loans. The ACL at December 31, 2021, increased $1.68 million from the balance of $26.18 million recorded before the adoption of the new standard on January 1, 2021. This increase included a $13.11 million cumulative adjustment for the adoption of ASU 2016-13 offset by a reversal of provision of $8.47 million and net charge-offs for the twelve months of $2.96 million. The reversal in provision for the twelve months ended December 31, 2021, was due largely to significantly improved forecasts for unemployment from those used at year-end 2020 .

At December 31, 2021, the Company also had an allowance for unfunded commitments of $678 thousand which was recorded in Other Liabilities on the Balance Sheet. With the adoption of ASU 2016-13 effective January 1, 2021, the Company increased its allowance for credit losses on unfunded commitments by $509 thousand. During 2021, the provision for credit losses on unfunded commitments was $103 thousand which was recorded in the provision for credit losses on the Statement of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during 2021.

Management considered the allowance adequate as of December 31, 2021; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Loan Losses” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents net charge-offs, by loan class, and the ratio to average loans during the periods indicated:

	December 31,
	2021			2020			2019
(Amounts in thousands)	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans
Commercial loans
Construction, development, and other land	$(108)	$47,285	-0.23%	$(83)	$44,493	-0.19%	$(207)	$61,434	-0.34%
Commercial and industrial	(639)	173,206	-0.37%	(679)	188,475	-0.36%	(450)	118,080	-0.38%
Multi-family residential	302	102,175	0.30%	(256)	109,611	-0.23%	(307)	89,534	-0.34%
Single family non-owner occupied	58	185,752	0.03%	(405)	173,431	-0.23%	(52)	127,745	-0.04%
Non-farm, non-residential	(696)	724,444	-0.10%	(555)	746,127	-0.07%	(469)	610,858	-0.08%
Agricultural	(157)	9,441	-1.66%	(149)	10,683	-1.39%	(51)	9,367	-0.54%
Farmland	(56)	16,799	-0.33%	(12)	22,422	-0.05%	(139)	14,797	-0.94%
Total commercial loans	(1,296)	1,259,102	-0.10%	(2,139)	1,295,242	-0.17%	(1,675)	1,031,815	-0.16%
Consumer real estate loans
Home equity lines	397	82,861	0.48%	117	103,289	0.11%	(73)	95,511	-0.08%
Single family owner occupied	132	657,741	0.02%	(271)	610,532	-0.04%	(271)	487,489	-0.06%
Owner occupied construction	—	27,529	0.00%	—	20,918	0.00%	42	17,019	0.25%
Total consumer real estate loans	529	768,131	0.07%	(154)	734,739	0.07%	(302)	600,019	-0.05%
Consumer and other loans
Consumer loans	(2,193)	125,866	-1.74%	(2,618)	118,504	-2.21%	(1,436)	89,413	-1.61%
Total	$(2,960)	$2,153,099	0.14%	$(4,911)	$2,148,485	-0.23%	$(3,413)	$1,721,247	-0.20%

The following table presents the allowance for loan losses, by loan class, as of the dates indicated:

	December 31,
	2021		2020
(Amounts in thousands)	Balance	Percentage of Total Allowance	Balance	Percentage of Total Allowance
Commercial loans
Construction, development, and other land	$759	2.72%	$528	2.02%
Commercial and industrial	1,480	5.31%	1,024	3.91%
Multi-family residential	863	3.10%	1,417	5.41%
Single family non-owner occupied	2,586	9.28%	1,861	7.11%
Non-farm, non-residential	8,877	31.87%	9,417	35.97%
Agricultural	5	0.02%	218	0.83%
Farmland	205	0.74%	196	0.75%
Consumer real estate loans
Home equity lines	677	2.43%	799	3.05%
Single family owner occupied	9,172	32.92%	7,957	30.39%
Owner occupied construction	123	0.44%	195	0.74%
Consumer and other loans
Consumer loans	3,111	11.17%	2,570	9.82%
Total allowance, excluding PCI loans	$27,858	100.00%	$26,182	100.00%

Deposits

Total deposits as of December 31, 2021, increased $183.14 million, or 7.19%, compared to December 31, 2020.  Savings deposits, which consist of money market accounts and savings accounts, increased $100.81 million, interest-bearing demand deposits increased $78.11 million, noninterest-bearing demand deposits increased $69.99 million, time deposits, which consist of certificates of deposit and individual retirement accounts, decreased $65.76 million, as of December 31, 2021, compared to December 31, 2020.  We attribute the significant increase in demand deposits to the unprecedented level of stimulus payments from the federal government in response to the pandemic.  We had no material deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2021 or 2020.

The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2021:

(Amounts in thousands)
Three months or less	$6,057
Over three through six months	2,268
Over six through twelve months	8,861
Over twelve months	9,952
$27,138

Borrowings

Total borrowings as of December 31, 2021, increased $572 thousand, or 59.34%, compared to December 31, 2020. Total borrowings for 2021 were comprised entirely of short-term borrowings, which consist of retail repurchase agreements.  The weighted average rate decreased 27 basis points to 0.07% as of December 31, 2021, compared to December 31, 2020.

The following table presents the balances and weighted average rates paid on short-term borrowings for the periods indicated:

	Year Ended December 31,
	2021		2020
	Amount	Rate	Amount	Rate
(Amounts in thousands)
Year-end balance	$1,536	0.07%	$964	0.23%
Average annual balance	1,194	0.07%	1,181	0.34%
Maximum month-end balance	1,536		2,348

Long-term borrowings consisted of a $40 thousand amortizing advance with the FHLB of Atlanta that was assumed in the Highlands transaction. That small borrowing was repaid early in 2020. In the first quarter of 2019, the Company’s remaining wholesale repurchase agreement of $25.00 million with a weighted average rate of 3.18% matured.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial instituition to meet its current financial obligations is a function of its balance sheet structure that draws together all sources and uses of liquidity. The objective of our liquidity management is to manage cash flow and liquidity reserves so that tthey are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds throught asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet.

Poor or inadequate liquidity risk management may result in a funding deficit that could have a material impact on our operations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) to detect potential liquidity issues and protect our depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) of the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management; ensures that systems and internal controls are consistent with liquidity policies; and provides accurate reports about liquidity needs, sources, and compliance. The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. The liquidity model incorporates various funding crisis scenarios and a specific action plan is formulated, and activated, when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities. As of December 31, 2021, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addtion, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Company.

In the ordinary course of busisness we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to the Consolidated Financial Statements in Item 8 of this report for the expected timing of such payments as of December 31, 2021. These include payments related to (i) operating leases (Note - 7 Premises, Equipment, and Leases ), (ii) time deposits with stated maturity dates (Note 9 - Deposits), and (iii) commitments to extend credit and standby letters of credit (Note - 19 Litigation, Commitments, and Contingencies).

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2021, the Company’s cash reserves and short-term investment securities totaled $17.65 million.  The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2021, our unencumbered cash totaled $677.44 million, unused borrowing capacity from the FHLB totaled $411.23 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $54.14 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Net cash provided by operating activities	$48,215	$45,844	$56,655
Net cash provided by investing activities	35,350	17,798	171,377
Net cash provided by (used) in financing activities	137,313	175,910	(87,896)
Net increase in cash and cash equivalents	220,878	239,552	140,136
Cash and cash equivalents, beginning balance	456,561	217,009	76,873
Cash and cash equivalents, ending balance	$677,439	$456,561	$217,009

2021 Compared to 2020. Cash and cash equivalents increased $220.88 million compared to a increase of $239.55 million in the prior year. The increase was primarily due to an increase in both interest-bearing and noninterest-bearing deposits for a total of $183.14 million as well as $27.47 million received for repayment of loan balances.  The increase in deposits was largely due to the significant inflow of unprecedented government stimulus in response to the COVID-19 pandemic and changes in consumer spending.  The repayment of loan balances is primarily due to proceeds from the SBA for debt forgiveness for loans originated throught the Small Business Administration's Paycheck Protection Lending program.

2020 Compared to 2019. Cash and cash equivalents increased $239.55 million compared to an increase of $140.14 million in the prior year. The increase was primarily due to an increase in both interest-bearing and noninterest-bearing deposits for a total of $216.34 million.  The increase in deposits was largely due to the significant inflow of unprecedented government stimulus in response to the COVID-19 pandemic and changes in consumer spending.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2021, increased $1.05 million, or 0.24%, to $427.78 million from $426.73 million as of December 31, 2020.  The Company earned $51.17 million, which was offset by repurchasing 949,386 shares of our common stock totaling $28.88 million and declaring dividends on our common stock of $18.06 million. Our book value per common share increased $1.26 to $25.34 as of December 31, 2021, from $24.08 as of December 31, 2020.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III.  Our current minimum required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2021	2020	2019
The Company
Common equity Tier 1 ratio	14.39%	14.28%	14.31%
Tier 1 risk-based capital ratio	14.39%	14.28%	14.31%
Total risk-based capital ratio	15.65%	15.53%	15.21%
Tier 1 leverage ratio	9.65%	10.24%	14.01%

The Bank
Common equity Tier 1 ratio	13.37%	13.57%	12.87%
Tier 1 risk-based capital ratio	13.37%	13.57%	12.87%
Total risk-based capital ratio	14.62%	14.82%	13.78%
Tier 1 leverage ratio	8.94%	9.73%	12.61%

As of December 31, 2021, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, if such requirements were in effect, as of December 31, 2021. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 20, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

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

During 2021, the Federal Open Market Committee maintained the benchmark federal funds rate at a range of 0 to 25 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated. Due to the current target Fed Funds rate as of December 31, 2021, we do not reflect a decrease of more than 100 basis points from current rates in our analysis.

	Year Ended December 31,
	2021		2020
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
300	$14,960	14.9%	$8,429	8.5%
200	10,303	10.3%	5,912	6.0%
100	5,502	5.5%	3,130	3.2%
(100)	(6,285)	-6.3%	(4,749)	-4.8%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2021, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2021	2020
Assets
Cash and due from banks	$47,067	$58,404
Federal funds sold	627,036	395,756
Interest-bearing deposits in banks	3,336	2,401
Total cash and cash equivalents	677,439	456,561
Debt securities available for sale	76,292	83,358
Loans held for investment, net of unearned income	2,165,569	2,186,632
Allowance for credit/loan losses (1)	(27,858)	(26,182)
Loans held for investment, net	2,137,711	2,160,450
Premises and equipment, net	52,284	57,700
Other real estate owned	1,015	2,083
Interest receivable	7,900	9,052
Goodwill	129,565	129,565
Other intangible assets	5,622	7,069
Other assets	106,691	105,298
Total assets	$3,194,519	$3,011,136

Liabilities
Noninterest-bearing deposits	$842,783	$772,795
Interest-bearing deposits	1,886,608	1,773,452
Total deposits	2,729,391	2,546,247
Securities sold under agreements to repurchase	1,536	964
Interest, taxes, and other liabilities	35,817	37,195
Total liabilities	2,766,744	2,584,406

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 23,971,347 issued and 16,878,220 outstanding at December 31, 2021; 24,319,076 shares issued and 17,722,507 shares outstanding at December 31, 2020	16,878	17,723
Additional paid-in capital	147,619	173,345
Retained earnings	264,824	237,585
Accumulated other comprehensive loss	(1,546)	(1,923)
Total stockholders' equity	427,775	426,730
Total liabilities and stockholders' equity	$3,194,519	$3,011,136

(1) Effective January 1, 2021, the Company adopted the current expected credit loss methodology ("CECL"), prior to January 1, 2021, the Company utilized the incurred credit loss methodology.

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2021	2020	2019
Interest income
Interest and fees on loans	$102,832	$110,447	$88,805
Interest on securities -- taxable	700	1,004	1,219
Interest on securities -- tax-exempt	1,037	1,785	2,497
Interest on deposits in banks	741	800	2,447
Total interest income	105,310	114,036	94,968
Interest expense
Interest on deposits	2,835	5,460	5,392
Interest on short-term borrowings	1	4	123
Total interest expense	2,836	5,464	5,515
Net interest income	102,474	108,572	89,453
(Recovery of) provision for credit/loan losses	(8,471)	12,668	3,571
Net interest income after provision for loan losses	110,945	95,904	85,882
Noninterest income
Wealth management	3,853	3,417	3,423
Service charges on deposits	13,446	13,019	14,594
Other service charges and fees	12,422	10,333	8,281
Net gain (loss) on sale of securities	—	385	(43)
Litigation settlements	—	—	6,995
Other operating income	4,580	2,679	427
Total noninterest income	34,301	29,833	33,677
Noninterest expense
Salaries and employee benefits	44,239	44,005	37,148
Occupancy expense	4,913	5,043	4,334
Furniture and equipment expense	5,627	5,558	4,457
Service fees	6,324	5,665	4,448
Advertising and public relations	2,076	1,951	2,310
Professional fees	1,524	1,224	1,698
Amortization of intangibles	1,446	1,450	997
FDIC premiums and assessments	832	426	318
Merger expense	—	1,893	2,124
Other operating expense	11,737	12,410	11,929
Total noninterest expense	78,718	79,625	69,763
Income before income taxes	66,528	46,112	49,796
Income tax expense	15,360	10,186	10,994
Net income	$51,168	$35,926	$38,802

Earnings per common share
Basic	$2.95	$2.02	$2.47
Diluted	2.94	2.02	2.46
Cash dividends per common share	1.04	1.00	0.96
Weighted average shares outstanding
Basic	17,335,615	17,781,748	15,690,812
Diluted	17,402,936	17,815,380	15,756,093

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Net income	$51,168	$35,926	$38,802
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on securities without other-than-temporary impairment	(1,381)	689	1,414
Reclassification adjustment for net (gain) loss recognized in net income	—	(385)	43
Net unrealized (losses) gains on available-for-sale debt securities	(1,381)	304	1,457
Employee benefit plans:
Net actuarial gain (loss)	1,472	(1,217)	(1,570)
Plan change	—	—	(262)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	386	386	278
Net unrealized gains (losses) on employee benefit plans	1,858	(831)	(1,554)
Other comprehensive income (loss), before tax	477	(527)	(97)
Income tax (expense) benefit	(100)	110	20
Other comprehensive income (loss), net of tax	377	(417)	(77)
Total comprehensive income	$51,545	$35,509	$38,725

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other
	Preferred	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share and per share data)	Stock	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2019	$—	$16,007	$122,486	$195,793	$(1,429)	$332,857
Net income	—	—	—	38,802	—	38,802
Other comprehensive loss	—	—	—	—	(77)	(77)
Common dividends declared -- $0.96 per share	—	—	—	(15,060)	—	(15,060)
Equity-based compensation expense	—	44	1,437	—	—	1,481
Common stock options exercised -- 8,459 shares	—	8	128	—	—	136
Issuance of stock to 401(k) plan -- 12,407 shares	—	12	399	—	—	411
Repurchase of common shares -- 487,400 shares at $33.57 per share	—	(487)	(15,875)	—	—	(16,362)
Highlands Bankshares, Inc. acquisition	—	2,793	83,838	—	—	86,631
Balance December 31, 2019	$—	$18,377	$192,413	$219,535	$(1,506)	$428,819

Balance January 1, 2020	$—	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	—	—	—	35,926	—	35,926
Other comprehensive loss	—	—	—	—	(417)	(417)
Common dividends declared -- $1.00 per share	—	—	—	(17,876)	—	(17,876)
Equity-based compensation expense	—	58	1,585	—	—	1,643
Issuance of stock to 401(k) plan -- 22,693 shares	—	23	484	—	—	507
Repurchase of common shares -- 734,653 shares at $29.77 per share		(735)	(21,137)	—	—	(21,872)
Balance December 31, 2020	$—	$17,723	$173,345	$237,585	$(1,923)	$426,730

Balance January 1, 2021	$—	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	—	—	—	(5,870)	—	(5,870)
Net income	—	—	—	51,168	—	51,168
Other comprehensive income	—	—	—	—	377	377
Common dividends declared -- $1.04 per share	—	—	—	(18,059)	—	(18,059)
Equity-based compensation expense	—	48	1,233	—	—	1,281
Common stock options exercised -- 39,995 shares	—	40	498	—	—	538
Issuance of stock to 401(k) plan --16,716 shares	—	16	476	—	—	492
Repurchase of common shares -- 949,386 shares at $30.42 per share	—	(949)	(27,933)	—	—	(28,882)
Balance December 31, 2021	$—	$16,878	$147,619	$264,824	$(1,546)	$427,775

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Operating activities
Net income	$51,168	$35,926	$38,802
Adjustments to reconcile net income to net cash provided by operating activities
(Recovery of) provision for credit/loan losses	(8,471)	12,668	3,571
Depreciation and amortization of premises and equipment	4,471	4,458	3,448
Amortization of premiums on investments, net	454	1,468	195
Amortization of FDIC indemnification asset, net	—	1,690	2,377
Amortization of intangible assets	1,446	1,450	997
Goodwill impairment	—	—	—
Accretion on acquired loans	(4,656)	(7,991)	(3,231)
Equity-based compensation expense	1,281	1,643	1,481
Issuance of common stock to 401(k) plan	492	507	411
Loss (gain) on sale of premises and equipment, net	499	(59)	(75)
Provision expense and loss on sale of other real estate owned	231	319	1,253
(Gain) loss on sale of securities	—	(385)	43
Writedowns of property, plant & equipment	—	812	380
Decrease (increase) in other operating activities	1,300	(6,662)	7,003
Net cash provided by operating activities	48,215	45,844	56,655
Investing activities
Proceeds from sale of available for sale securities	370	51,027	13,898
Proceeds from maturities, prepayments, and calls of securities available for sale	27,256	44,676	32,863
Proceeds from maturities and calls of securities held to maturity	—	—	25,000
Payments to acquire securities available for sale	(22,394)	(10,267)	(8,255)
Proceeds from repayments (Originations of) loans, net	27,467	(69,259)	85,233
Redemption of (payments for) FHLB stock, net	1,012	(12)	129
Cash proceeds from mergers, acquisitions, and divestitures, net	—	—	25,863
Payments to the FDIC	—	(30)	(152)
Proceeds from sale of premises and equipment	2,616	2,861	1,955
Payments to acquire premises and equipment	(3,038)	(3,195)	(8,411)
Proceeds from sale of other real estate owned	2,061	1,997	3,254
Net cash provided by investing activities	35,350	17,798	171,377
Financing activities
Increase in noninterest-bearing deposits, net	69,988	144,927	12,604
Increase (decrease) in interest-bearing deposits, net	113,156	71,408	(41,445)
Increase (decrease) securities sold under agreements to repurchase, net	572	(637)	(27,769)
Repayments of FHLB and other borrowings, net	—	(40)	—
Proceeds from stock options exercised	538	—	136
Payments for repurchase of common stock	(28,882)	(21,872)	(16,362)
Payments of common stock dividends	(18,059)	(17,876)	(15,060)
Net cash provided by (used in) financing activities	137,313	175,910	(87,896)
Net increase in cash and cash equivalents	220,878	239,552	140,136
Cash and cash equivalents at beginning of period	456,561	217,009	76,873
Cash and cash equivalents at end of period	$677,439	$456,561	$217,009

Supplemental disclosure -- cash flow information
Cash paid for interest	$3,141	$5,500	$5,661
Cash paid for income taxes	14,399	9,074	8,057

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	1,283	695	3,160
Loans originated to finance other real estate	59	266	484
Increase in accumulated other comprehensive income(loss)	377	(417)	(77)
Acquisitions:
Fair value of assets acquired	—	—	556,005
Fair value of liabilities assumed	—	—	506,179
Net assets acquired	—	—	49,826
Common stock issued in acquisition	—	—	86,631

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

First Community Bankshares, Inc. (the “Company”) is a financial holding company incorporated under the laws of the Commonwealth of Virginia. The Company’s principal executive office is located in Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874. The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

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

Table of Co
ntents

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

Investment Securities

Management classifies debt securities as held-to-maturity or available-for-sale based on the intent and ability to hold the securities to maturity. Debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. Debt securities not classified as held to maturity are classified as available-for-sale securities and carried at estimated fair value. Available-for-sale securities consist of securities the Company intends to hold for indefinite periods of time including securities to be used as part of the Company’s asset/liability management strategy and securities that may be sold for a variety of reasons. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (“AOCI”), net of income taxes, in stockholders’ equity. Gains or losses on calls, maturities, or sales of investment securities are recorded based on the specific identification method and included in noninterest income. Premiums and discounts are amortized or accreted over the life of a security into interest income.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. The Company evaluates impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value.  The nature of the collateral is considered along with potential future changes in collateral values, default rates, delinquency rates, third-party guarantees, credit ratings, interest rate changes since purchase, volatility of the security’s fair value and historical loss information for financial assets secured with similar collateral among other factors.  Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compars the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses in the Statement of Income and establish an allowance for credit losses on the Balance Sheet.

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of   December 31, 2021, the accrued interest receivable for investment securities available for sale was $360 thousand.

Other Investments

As a condition of membership in the FHLB and the FRB, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $9.78 million as of December 31, 2021, and $10.80 million as of December 31, 2020.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.85 million as of December 31, 2021, and $3.93 million as of December 31, 2020.

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

Purchased Performing Loans. Purchased loans that are deemed to be performing at the acquisition date are accounted for using the contractual cash flow method of accounting, which results in the loans being recorded at fair value with a credit discount. The fair value discount or premium is accreted or amortized, as the case may be, as an adjustment to yield over the estimated contractual lives of the loans.

Purchased Credit Deteriorated (“PCD”) Loans. Purchased credit-deteriorated, otherwise referred to herein as PCD, assets are defined as acquired individual financial assets (or acquired groups of financial assets with similar risk characteristics) that, as of the date of acquisition, have experienced a more-than-insignificant deterioration in credit quality since origination, as determined by the Company’s assessment. The Company records acquired PCD loans by adding the expected credit losses (i.e. allowance for credit losses) to the purchase price of the financial assets rather than recording through the provision for credit losses in the income statement. The expected credit loss, as of the acquisition date, of a PCD loan is added to the allowance for credit losses. The non-credit discount or premium is the difference between the fair value and the amortized cost basis as of the acquisition date. Subsequent to the acquisition date, the change in the ACL on PCD loans is recognized through the provision for credit losses. The non-credit discount or premium is accreted or amortized, respectively, into interest income over the remaining life of the PCD loan on a level-yield basis. In accordance with the transition requirements within the standard, the Company’s acquired purchased credit impaired loans were treated as PCD loans.

Indivually Evaluated Loans and Nonperforming Assets.  The Company maintains an active and robust problem credit identification system through its ongoing credit review function.  When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company currently maintains a net book balance threshold of $500,000 for individually-evaluated loans. Generally, individually-evaluated loans other than Troubled Debt Restructurings, otherwise referred to herein as “TDRs,” are on nonaccrual status. Based on the threshold above, consumer loans will generally remain in pools unless they meet the dollar threshold and foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.  The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  The accrual of interest, which is based on the daily amount of principal outstanding, on individually evaluated loans is generally continued unless the loan becomes delinquent 90 days or more.

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

Seriously delinquent loans are evaluated for loss mitigation options. Closed-end retail loans are generally charged off against the allowance for credit losses when the loans become 120 days past due. Open-end retail loans and residential real estate secured loans are generally charged off when the loans become 180 days past due. Unsecured loans are generally charged off when the loans become 90 days past due. All other loans are charged off against the allowance for loan losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans previously charged off are credited to the allowance for loan losses in the period received.

Loans are considered troubled debt restructurings when the Company grants concessions, for legal or economic reasons, to borrowers experiencing financial difficulty that would not otherwise be considered. The Company generally makes concessions in interest rates, loan terms, and/or amortization terms. All TDRs $500 thousand or greater are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. TDRs under $500 thousand are subject to the reserve calculation for classified loans based primarily on the historical loss rate. At the date of modification, nonaccrual loans are classified as nonaccrual TDRs. TDRs classified as nonperforming at the date of modification are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs.

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

Allowance for Credit Losses (ACL)

We review our allowance for credit losses quarterly to determine if it is sufficient to absorb expected loan losses in the portfolio. This determination requires management to make significant estimates and assumptions. While management uses its best judgment and available information, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities towards loan classifications. These uncertainties may result in material changes to the allowance for loan losses in the near term; however, the amount of the change cannot reasonably be estimated. Prior to January 1, 2021, we followed the incurred loss accounting method for reserving for loan losses which required us to estimate losses that had been incurred as of the balance sheet date. For additional information, see this note, Note 1, “Basis of Presentation,” to the Consolidated Financial Statements in "Recent Accounting Standards".

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures, Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process.  These qualitative adjustments either increase or decrease the quantitative model estimation.  Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following:  1) changes in lending policies and procedures, 2) changes in economic conditions, 3) changes in portfolio nature and volume, 4) changes in management, 5) changes in past due loans, 6) changes in the quality of the Company’s credit review system, 7) changes in the value of underlying collateral, 8) the effect of concentrations of credit, and 9) the effect of other external factors.

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company currently maintains a net book balance threshold of $500,000 for individually-evaluated loans. Generally, individually-evaluated loans other than TDRs are on nonaccrual status. Based on the threshold above, consumer loans will generally remain in pools unless they meet the dollar threshold and foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

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

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  December 31, 2021, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $678 thousand. The current adjustment to the ACL for unfunded commitments would be recognized through the provision for credit losses in the Statement of Income.For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

An interim analysis of Goodwill is performed quarterly, and goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference.

Management has concluded that there was no goodwill impairment for 2021.

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

Advertising Expenses

Advertising costs are generally expensed as incurred. The Company may establish accruals for incurred advertising expenses in the course of a fiscal year.

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

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During 2020 and continuing into 2021, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.  As the pandemic events unfolded during 2020 and 2021, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.

The global pandemic has adversely impacted a broad range of industries in which the Company's customers operate and could still impair their ability to fulfill their financial obligations to the Company. The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. While it appears that the epidemiological and macroeconomic conditions are trending in a positive direction as of   December 31, 2021, if there is a resurgence in the virus, the Company could experience further adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company is disclosing potentially material items of which it is aware.

Lending operations and accommodations to borrowers

The general economic slowdown caused by COVID-19 in local economies in communities served by the Company has affected loan demand and consumption of financial services, generally, reducing interest income, service fees, and the demand for other profitable financial services provided by the Company.

In addition to the general impact of COVID-19, certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, as well as other legislative and regulatory actions may materially impact the Company. The Company has participated in the Paycheck Protection Program (“PPP”), administered by the SBA, in an attempt to assist its customers. Per the terms of the program, PPP loans have a two-year or a five-year term, earn interest at 1%, are fully guaranteed by the SBA, and are partially or totally forgivable if administered by the borrower according to guidance provided by the SBA. The Company believes the majority of these loans have the potential to be forgiven by the SBA if administered in accordance with the terms of the program. Through  December 31, 2021the Company processed a total of 1,429 loans with original principal balances totaling $92.58 million through both the first and second rounds of the PPP. As of  December 31, 2021 $56.74 million or 93.03%, of the Company's first round PPP loan balances have been forgiven by the SBA. As of   December 31, 2021 28.22%, or $8.91 million of the second round PPP loans have been forgiven.

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

	January 1, 2021
	As Reported	Pre-	Impact of
	Under	ASU 2016-13	ASU 2016-13
	ASU 2016-13	Adoption	Adoption

Assets:
Non-covered loans held for investment
Allowance for credit losses on debt securities
Investment securities - available for sale	$83,358	$83,358	$-	A
Loans
Non-acquired loans and acquired performing loans	2,146,972	2,146,972	-
Acquired purchased deteriorated loans	45,535	39,660	5,875	B
Allowance for credit losses on loans	(39,289)	(26,182)	(13,107)	C
Deferred tax asset	19,306	17,493	1,813	D
Accrued interest receivable - loans	9,109	9,052	57	B

Liabilities
Allowance for credit losses on off-balance sheet
credit exposures	575	66	509	E

Equity:
Retained earnings	231,714	237,585	(5,870)	F

A.	Per our analysis no ACL was necessary for investment securities available for sale.
B.	Accrued interest receivable from acquired credit impaired loans of $57 thousand was reclassed to other assets and was offset by the reclass of the grossed up credit discount on acquired credit imparied loans of $57 thousand that was moved to the ACL for the purchased credit deteriorated loans.
C.	Calculated adjustment to the ACL related to the adoption of ASU 2016-13. Includes additional reserve related to purchased deteriorated loans of $5.88 million.
D.	Effect of deferred tax assets related to the adjustment to the ACL form the adoption of ASU 2016-13 using a 23.37% tax rate.
E.	Adjustment to the reserve for unfunded commitments related to the adoption of ASU 2016-13.
F.	Net adjustment to retained earnings related to the adoption of ASU 2016-13.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Note 2. Acquisitions and Divestitures

On December 31, 2019, the Company acquired Highlands Bankshares, Inc. (“Highlands”) of Abingdon, Virginia. Under the terms of the acquisition, each share of Highlands’ common and preferred stock outstanding immediately converted into the right to receive 0.2703 shares of the Company’s stock.  The transaction combined two traditional Southwestern Virginia community banks who serve the Highlands region in Virginia, North Carolina, and Tennessee. The total purchase price for the transaction was $86.65 million. Goodwill of $36.82 million was added as a result of the acquisition.

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$469	$—	$(3)	$466
Municipal securities	28,596	198	—	28,794
Corporate Notes	9,935	—	(16)	9,919
Mortgage-backed Agency securities	37,273	513	(673)	37,113
Total	$76,273	$711	$(692)	$76,292

	December 31, 2020
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$555	$—	$(4)	$551
Municipal securities	43,950	509	—	44,459
Mortgage-backed Agency securities	37,453	992	(97)	38,348
Total	$81,958	$1,501	$(101)	$83,358

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2021. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$—	$735	$7,382	$8,117
After one year through five years	—	19,425	2,553	21,978
After five years through ten years	469	8,436	—	8,905
After ten years	—	—	—	—
Amortized cost	$469	$28,596	$9,935	39,000
Mortgage-backed securities				37,273
Total amortized cost				$76,273

Fair value maturity:
One year or less	$—	$736	$7,372	$8,108
After one year through five years	—	19,537	2,547	22,084
After five years through ten years	466	8,521	—	8,987
After ten years	—	—	—	—
Fair value	$466	$28,794	$9,919	39,179
Mortgage-backed securities				37,113
Total fair value				$76,292

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$459	$(3)	$459	$(3)
Municipal securities	—	—	—	—	—	—
Corporate Notes	9,919	(16)	—	—	9,919	(16)
Mortgage-backed Agency securities	14,092	(253)	8,384	(420)	22,476	(673)
Total	$24,011	$(269)	$8,843	$(423)	$32,854	$(692)

	December 31, 2020
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$544	$(4)	$544	$(4)
Municipal securities	—	—	—	—	—	—
Mortgage-backed Agency securities	11,018	(97)	—	—	11,018	(97)
Total	$11,018	$(97)	$544	$(4)	$11,562	$(101)

There were 23 individual debt securities in an unrealized loss position as of December 31, 2021, and their combined depreciation in value represented 0.91% of the debt securities portfolio. There were 6 individual debt securities in an unrealized loss position as of December 31, 2020, and their combined depreciation in value represented 0.12% of the debt securities portfolio.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Gross realized gains	$—	$419	$67
Gross realized losses	—	(34)	(110)
Net gain (loss) on sale of securities	$—	$385	$(43)

The carrying amount of securities pledged for various purposes totaled $22.15 million as of December 31, 2021, and $36.56 million as of December 31, 2020.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes.  Customer overdrafts reclassified as loans totaled $1.65 million as of December 31, 2021, and $1.13 million as of December 31, 2020. Deferred loan fees were $5.06 million as of December 31, 2021, and $5.58 million as of December 31, 2020. For information about off-balance sheet financing, see Note 19, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the current period December 31, 2021, to include net deferred loan fees of $5.06 million and unamortized discount total related to loans acquired of $5.41 million.  Accrued interest receivable (AIR) of $7.54 million is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

The comparative periods in the table below reflect the loan portfolio prior to the adoption of ASU 2016-13,  Prior periods were reported as shown in the below tables, with the acquired loans being net of unearned and of related discounts, which includes the credit discount on the acquired credit impaired loans.

Included in total loans at December 31, 2020, were covered loans generally reimbursable by the FDIC of $9.68 million.  The Company terminated its remaining loss share agreement with the FDIC effective, September 28, 2021, associated with Waccamaw Bank.  The termination eliminates the FDIC guarantee on particular loan losses and removes future responsibility related to the agreement.

The following table presents loans, net of unearned income by loan class, as of the dates indicated:

	December 31,
	2021		2020
(Amounts in thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$65,806	3.04%	$44,674	2.04%
Commercial and industrial	133,630	6.17%	173,024	7.91%
Multi-family residential	100,402	4.64%	115,161	5.27%
Single family non-owner occupied	198,778	9.18%	187,783	8.59%
Non-farm, non-residential	707,506	32.67%	734,793	33.60%
Agricultural	9,341	0.43%	9,749	0.45%
Farmland	15,013	0.69%	19,761	0.91%
Total commercial loans	1,230,476	56.82%	1,284,945	58.77%
Consumer real estate loans
Home equity lines	79,857	3.69%	96,526	4.41%
Single family owner occupied	703,864	32.50%	661,054	30.23%
Owner occupied construction	16,910	0.78%	17,720	0.81%
Total consumer real estate loans	800,631	36.97%	775,300	35.45%
Consumer and other loans
Consumer loans	129,794	5.99%	120,373	5.50%
Other	4,668	0.22%	6,014	0.28%
Total consumer and other loans	134,462	6.21%	126,387	5.78%
Total loans held for investment, net of unearned income	$2,165,569	100.00%	$2,186,632	100.00%
		%		%

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT

The Company began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender during the second quarter of 2020. At December 31, 2021, the PPP loans had a current balance of $20.64 million, compared to $57.06 million at December 31, 2020 and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $4.33 million at December 31, 2021, and $2.30 million at  December 31, 2020. During 2021, the Company recorded amortization of net deferred loan origination fees of $2.74 million on PPP loans, compared with $868 thousand for 2020. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in interest income. As of December 31, 2021, $56.86 million, or 93.20%, of the Company's first round Paycheck Protection Program loan balances had been forgiven by the SBA.

Prior to the adoption of ASU 2016-13, the Company identified certain purchased loans as impaired when fair values were established at acquisition and grouped those PCI loans into loan pools with common risk characteristics. The Company estimated cash flows to be collected on PCI loans and discounted those cash flows at a market rate of interest.   Effective January 1, 2020, the Company consolidated the insignificant PCI loans and discounts for Peoples, Waccamaw, and other acquired loans into the core loan portfolio.  The only remaining PCI pools were those loans acquired in the Highlands acquisition on December 31, 2019.  As of December 31, 2020, the recorded investment and contractual unpaid principal balance of PCI loans, was $39.66 million and $47.51 million, respectively.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Highlands acquisition added $8.15 million in accretable yield. The total fair value of the Highlands PCI loans was $53.12 million at the time of the acquisition. The gross contractual cash flows for the Highlands PCI loans was $76.45 million. The following table presents the changes in the accretable yield on PCI loans, by acquisition, during the periods indicated prior to the adoption of ASU 2016-13:

	Peoples	Waccamaw	Highlands	Total
(Amounts in thousands)
Balance January 1, 2019	$2,590	$14,639	$—	$17,229
Accretion	(950)	(3,317)	—	(4,267)
Reclassifications from nonaccretable difference(1)	17	1,440	—	1,457
Other changes, net	233	(188)	—	45
Balance December 31, 2019	$1,890	$12,574	$—	$14,464

Balance January 1, 2020	$1,890	$12,574	$—	$14,464
Additions	—	—	8,152	8,152
Accretion	—	—	(2,497)	(2,497)
Other changes, net	(1,890)	(12,574)	—	(14,464)
Balance December 31, 2020	$—	$—	$5,655	$5,655

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated. Included in total loans December 31, 2020, were covered loans of $9.68 million generally reimbursable by the FDIC at the applicable loss share percentage of 80%.

	December 31, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$64,498	$451	$857	$—	$—	$65,806
Commercial and industrial	128,770	1,005	3,855	—	—	133,630
Multi-family residential	98,457	1,090	855	—	—	100,402
Single family non-owner occupied	186,184	3,607	8,977	10	—	198,778
Non-farm, non-residential	665,559	25,624	16,323	—	—	707,506
Agricultural	8,758	70	513	—	—	9,341
Farmland	11,939	633	2,441	—	—	15,013
Consumer real estate loans
Home equity lines	76,259	426	3,172	—	—	79,857
Single family owner occupied	671,459	2,420	29,985	—	—	703,864
Owner occupied construction	16,629	—	281	—	—	16,910
Consumer and other loans
Consumer loans	127,514	16	2,264	—	—	129,794
Other	4,668	—	—	—	—	4,668
Total loans	$2,060,694	$35,342	$69,523	$10	$—	$2,165,569

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2020
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$36,934	$4,975	$2,765	$—	$—	$44,674
Commercial and industrial	160,625	7,065	5,519	—	—	173,209
Multi-family residential	103,291	8,586	3,284	—	—	115,161
Single family non-owner occupied	165,146	9,602	12,838	12	—	187,598
Non-farm, non-residential	568,438	125,907	40,448	—	—	734,793
Agricultural	7,724	1,686	339	—	—	9,749
Farmland	13,527	2,597	3,637	—	—	19,761
Consumer real estate loans						—
Home equity lines	91,712	1,488	3,326	—	—	96,526
Single family owner occupied	623,860	3,859	33,335	—	—	661,054
Owner occupied construction	17,232	201	287	—	—	17,720
Consumer and other loans						—
Consumer loans	118,134	28	2,211	—	—	120,373
Other	6,014	—	—	—	—	6,014
Total loans	$1,912,637	$165,994	$107,989	$12	$-	$2,186,632

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$40,207	$10,127	$3,081	$3,704	$1,308	$5,717	$354	$64,498
Special Mention	-	266	-	128	-	21	36	451
Substandard	-	-	128	11	291	427	-	857
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$40,207	$10,393	$3,209	$3,843	$1,599	$6,165	$390	$65,806
Commercial and industrial
Pass	$34,539	$18,887	$13,679	$13,772	$4,817	$5,890	$16,544	$108,128
Special Mention	32	60	597	192	28	-	96	1,005
Substandard	184	355	706	384	842	866	518	3,855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,755	$19,302	$14,982	$14,348	$5,687	$6,756	$17,158	$112,988
Paycheck Protection Loans
Pass	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Multi-family residential
Pass	$11,307	$24,299	$4,644	$1,897	$8,413	$46,962	$935	$98,457
Special Mention	-	-	-	-	-	1,090	-	1,090
Substandard	-	-	-	-	-	855	-	855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,307	$24,299	$4,644	$1,897	$8,413	$48,907	$935	$100,402
Non-farm, non-residential
Pass	$147,978	$146,381	$62,651	$50,943	$43,776	$199,812	$14,018	$665,559
Special Mention	397	3,334	823	2,595	9,190	9,135	150	25,624
Substandard	1,161	711	2,508	2,531	3,232	5,953	227	16,323
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$149,536	$150,426	$65,982	$56,069	$56,198	$214,900	$14,395	$707,506
Agricultural
Pass	$4,564	$1,548	$998	$534	$346	$335	$433	$8,758
Special Mention	43	27	-	-	-	-	-	70
Substandard	44	11	282	39	17	120	-	513
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,651	$1,586	$1,280	$573	$363	$455	$433	$9,341
Farmland
Pass	$428	$1,047	$82	$1,125	$887	$6,835	$1,535	$11,939
Special Mention	189	-	-	240	5	199	-	633
Substandard	-	14	519	249	264	1,395	-	2,441
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$617	$1,061	$601	$1,614	$1,156	$8,429	$1,535	$15,013

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$115	$59	$-	$25	$2	$2,168	$73,890	$76,259
Special Mention	-	-	-	-	-	-	426	426
Substandard	-	-	28	249	128	1,316	1,451	3,172
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$115	$59	$28	$274	$130	$3,484	$75,767	$79,857
Single family Mortgage
Pass	$239,917	$225,294	$61,925	$46,716	$41,757	$240,845	$1,189	$857,643
Special Mention	399	510	937	269	137	3,775	-	6,027
Substandard	1,213	799	1,475	1,668	1,878	31,929	-	38,962
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$241,529	$226,603	$64,337	$48,653	$43,772	$276,559	$1,189	$902,642
Owner occupied construction
Pass	$9,689	$4,729	$178	$22	$428	$1,583	$-	$16,629
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	281	-	281
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$9,689	$4,729	$178	$22	$428	$1,864	$-	$16,910
Consumer loans
Pass	$65,018	$31,065	$16,548	$4,980	$2,306	$10,040	$2,225	$132,182
Special Mention	-	-	16	-	-	-	-	16
Substandard	328	663	824	107	78	186	78	2,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$65,346	$31,728	$17,388	$5,087	$2,384	$10,226	$2,303	$134,462

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$570,244	$467,596	$163,786	$123,718	$104,040	$520,187	$111,123	$2,060,694
Special Mention	1,060	4,197	2,373	3,424	9,360	14,220	708	35,342
Substandard	2,930	2,553	6,470	5,238	6,730	43,328	2,274	69,523
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total loans	$574,234	$474,346	$172,629	$132,380	$120,130	$577,745	$114,105	$2,165,569

Prior to the adoption of ASU 2016-13, the Company identified loans for potential impairment through a variety of means, including, but not limited to, ongoing loan review, renewal processes, delinquency data, market communications, and public information. When the Company determined that it was probable all principal and interest amounts contractually due would not be collected, the loan was generally deemed impaired.

The following table presents the recorded investment, unpaid principal balance, and related allowance for loan losses for impaired loans, excluding PCI loans, as of the date indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
		Unpaid
	Recorded	Principal	Related
(Amounts in thousands)	Investment	Balance	Allowance
Impaired loans with no related allowance
Commercial loans
Construction, development, and other land	$616	$891	$—
Commercial and industrial	2,341	2,392	—
Multi-family residential	946	1,593	—
Single family non-owner occupied	4,816	5,785	—
Non-farm, non-residential	8,238	9,467	—
Agricultural	218	226	—
Farmland	1,228	1,311	—
Consumer real estate loans
Home equity lines	1,604	1,772	—
Single family owner occupied	16,778	19,361	—
Owner occupied construction	216	216	—
Consumer and other loans
Consumer loans	818	833	—
Total impaired loans with no allowance	37,819	43,847	—

Impaired loans with a related allowance
Commercial loans
Non-farm, non-residential	1,068	1,121	319
Consumer real estate loans
Single family owner occupied	338	338	108
Total impaired loans with an allowance	1,406	1,459	427
Total impaired loans(1)	$39,225	$45,306	$427

(1)

Total recorded investment of impaired loans include loans totaling $31.18 million as of December 31, 2020, that do not meet the Company's evaluation threshold of $500 thousand for individual impairment and are therefore collectively evaluated for impairment.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Prior to the adoption of ASU 2016-13, the Company presented the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the periods indicated:

	Year Ended December 31,
	2020		2019
(Amounts in thousands)	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment
Impaired loans with no related allowance:
Commercial loans
Construction, development, and other land	$25	$935	$22	$704
Commercial and industrial	155	2,749	34	363
Multi-family residential	19	808	24	1,356
Single family non-owner occupied	189	4,890	123	2,979
Non-farm, non-residential	295	7,450	123	4,683
Agricultural	9	241	9	121
Farmland	63	1,569	55	1,469
Consumer real estate loans
Home equity lines	51	1,594	46	1,439
Single family owner occupied	578	17,044	599	16,058
Owner occupied construction	10	407	29	308
Consumer and other loans
Consumer loans	42	543	13	213
Total impaired loans with no related allowance	1,436	38,230	1,077	29,693

Impaired loans with a related allowance:
Commercial loans
Multi-family residential	—	707	—	—
Single family non-owner occupied	—	—	—	—
Non-farm, non-residential	17	1,524	48	766
Farmland	—	—	—	—
Consumer real estate loans
Home equity lines	—	—	—	—
Single family owner occupied	29	1,196	46	1,947
Total impaired loans with a related allowance	46	3,427	94	2,713
Total impaired loans	$1,482	$41,657	$1,171	$32,406

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the date indicated:

	December 31, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$409	$—	$409
Commercial and industrial	1,734	—	1,734
Multi-family residential	208	—	208
Single family non-owner occupied	2,304	—	2,304
Non-farm, non-residential	3,439	1,100	4,539
Agricultural	136	—	136
Farmland	222	—	222
Consumer real estate loans			—
Home equity lines	767	—	767
Single family owner occupied	8,957	—	8,957
Owner occupied construction	—	—	—
Consumer and other loans			—
Consumer loans	1,492	—	1,492
Total nonaccrual loans	$19,668	$1,100	$20,768

During 2021, $72 thousand in nonaccrual loan interest was recognized.

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

(Amounts in thousands)	December 31, 2020
Commercial loans
Construction, development, and other land	$244
Commercial and industrial	895
Multi-family residential	946
Single family non-owner occupied	2,990
Non-farm, non-residential	6,343
Agricultural	217
Farmland	489
Consumer real estate loans
Home equity lines	1,122
Single family owner occupied	7,976
Owner occupied construction	—
Consumer and other loans
Consumer loans	781
Total nonaccrual loans	$22,003

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the aging of past due loans, by loan class, as of the date indicated.  Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.

	December 31, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$52	$—	$120	$172	$65,634	$65,806	$—
Commercial and industrial	325	35	1,394	1,754	131,876	133,630	—
Multi-family residential	97	—	—	97	100,305	100,402	—
Single family non-owner occupied	1,210	583	795	2,588	196,190	198,778	—
Non-farm, non-residential	1,002	441	2,333	3,776	703,730	707,506	—
Agricultural	73	7	101	181	9,160	9,341	—
Farmland	52	—	222	274	14,739	15,013	—
Consumer real estate loans
Home equity lines	275	388	333	996	78,861	79,857	—
Single family owner occupied	4,740	2,584	3,880	11,204	692,660	703,864	—
Owner occupied construction	139	—	—	139	16,771	16,910	—
Consumer and other loans
Consumer loans	3,469	1,182	1,049	5,700	124,094	129,794	—
Other	—	—	—	—	4,668	4,668	—
Total loans	$11,434	$5,220	$10,227	$26,881	$2,138,688	$2,165,569	$—

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

	December 31, 2020
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans
Commercial loans
Construction, development, and other land	$1,039	$—	$235	$1,274	$43,400	$44,674
Commercial and industrial	669	230	700	1,599	171,425	173,024
Multi-family residential	103	—	946	1,049	114,112	115,161
Single family non-owner occupied	925	488	2,144	3,557	184,226	187,783
Non-farm, non-residential	601	296	3,368	4,265	730,528	734,793
Agricultural	70	189	88	347	9,402	9,749
Farmland	43	—	457	500	19,261	19,761
Consumer real estate loans
Home equity lines	649	380	425	1,454	95,072	96,526
Single family owner occupied	5,317	2,265	3,891	11,473	649,581	661,054
Owner occupied construction	82	—	—	82	17,638	17,720
Consumer and other loans
Consumer loans	2,637	746	651	4,034	116,339	120,373
Other	—	—	—	—	6,014	6,014
Total loans	$12,135	$4,594	$12,905	$29,634	$2,156,998	$2,186,632

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss is required to be measured based on the fair value of the collateral.  As a practical expedient, an entity may use the fiar value as of the reporting date when recording the net carrying amount of the asset.  For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The table below summarizes collateral dependent loans, where foreclosure is possible, by type of collateral, and the extent to which they are collateralized during the period.

December 31, 2021
(Amounts in thousands)	Balance	Collateral Coverage	Coverage Ratio
Commercial Real Estate
Hotel	$-	$-	-
Office	-	-	-
Other	2,216	2,312	104.33%
Retail	-	-	-
Multi-Family
Industrial	-	-	-
Office	-	-	-
Other	-	-	-
Commercial and industrial
Industrial	-	-	-
Other	-	-	-
Home equity loans	-	-	-
Consumer owner occupied	-	-	-
Consumer	-	-	-
Total collateral dependent loans	$2,216	$2,312	104.33%

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

From March, 2020, through December 31, 2021, the Company modified a total of 4,066 loans with principal balances totaling $475.82 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company upgrades these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of   December 31, 2021, total COVID-19 loan deferrals stood at $2.92 million.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31,
	2021			2020
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$396	$470	$866	$—	$1,326	$1,326
Single family non-owner occupied	857	1,100	1,957	1,585	1,265	2,850
Non-farm, non-residential	—	2,021	2,021	—	2,407	2,407
Consumer real estate loans
Home equity lines	—	67	67	—	77	77
Single family owner occupied	1,266	4,755	6,021	229	4,927	5,156
Owner occupied construction	—	212	212	—	216	216
Consumer and other loans				—
Consumer loans	—	27	27	—	30	30
Total TDRs	$2,519	$8,652	$11,171	$1,814	$10,248	$12,062

Allowance for credit/loan losses related to TDRs			$—			$—

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Interest income recognized	$422	$473	$277

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated.

	Year Ended December 31,
	2021			2020
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	—	$—	$—	1	$50	$50
Below market interest rate and extended payment term
Single family non-owner occupied	1	165	165	—	—	—
Single family owner occupied	4	402	402	—	—	—
Total below market interest rate and extended payment term	5	567	567	—	—	—
Principal deferral
Construction, development, and other land development	—	—	—	3	1,708	1,708
Non-farm, non-residential	—	—	—	3	2,115	2,115
Home equity	—	—	—	—	—	—
Single family non-owner occupied	1	753	753
Single family owner occupied	1	41	41	5	4,908	4,877
Total principal deferral	2	794	794	11	4,908	4,877
Total	7	$1,361	$1,361	12	$4,958	$4,927

(1)	Represents the loan balance immediately following modification

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs, by loan class, that were restructured within the previous 12 months for which there was a payment default during the periods indicated

	Year Ended December 31,
	2021		2020
	Total	Recorded	Total	Recorded
	Contracts	Investment	Contracts	Investment
(Amounts in thousands)
Single family owner occupied	—	$—	1	$53
Total	—	$—	1	$53

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2021	December 31, 2020
(Amounts in thousands)
Total OREO	$1,015	$2,083

OREO secured by residential real estate	$337	$769
Residential real estate loans in the foreclosure process(1)	$2,210	$4,141

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit/loan losses, by loan segment, during the periods indicated.

	Year Ended December 31, 2021
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
Provision for (recovery of) credit/loan losses charged to operations	(6,949)	(3,653)	2,131	(8,471)
Charge-offs	(3,431)	(318)	(3,025)	(6,774)
Recoveries	2,134	847	833	3,814
Net (charge-offs) recoveries	(1,297)	529	(2,192)	(2,960)
Ending balance	$14,775	$9,972	$3,111	$27,858

	Year Ended December 31, 2020
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$10,235	$6,325	$1,865	$18,425
Provision for loan losses charged to operations	6,583	2,760	3,325	12,668
Charge-offs	(2,769)	(558)	(3,296)	(6,623)
Recoveries	612	424	676	1,712
Net charge-offs	(2,157)	(134)	(2,620)	(4,911)
Ending balance	$14,661	$8,951	$2,570	$26,182

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the allowance for loan losses and recorded investment in loans evaluated for impairment, excluding PCI loans, by loan class, as of the dates indicated prior to the adoption of ASU 2016-13:

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the allowance for loan losses on PCI loans and recorded investment in PCI loans, by loan pool, as of the dates indicated prior to the adoption of ASU 2016-13:

	December 31, 2020
(Amounts in thousands)	Recorded Investment	Allowance for Loan Pools With Impairment
Commercial loans
Highlands:
1-4 family, senior-commercial	$—	$—
Construction & land development	958	—
Farmland and other agricultural	2,242	—
Multifamily	1,614	—
Commercial real estate-owner occupied	16,717	—
Commercial real estate- non-owner occupied	3,459	—
Commercial and industrial	814	—
Other	—	—
Total commercial loans	25,804	—
Consumer real estate loans
Highlands:
1-4 family, junior and HELOCS	761	—
1-4 family, senior-consumer	12,494	—
Consumer	603	—
Total consumer real estate loans	13,858	—
Total PCI loans	$39,662	$—

Management believes the allowance was adequate to absorb probable loan losses inherent in the loan portfolio as of December 31, 2021.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2021	2020
(Amounts in thousands)
Land	$20,402	$21,693
Buildings and leasehold improvements	48,118	50,639
Equipment	40,501	40,072
Total premises and equipment	109,021	112,404
Accumulated depreciation and amortization	(56,737)	(54,704)
Total premises and equipment, net	$52,284	$57,700

Impairment charges related to certain long-term investments in land and buildings totaled $781 thousand in 2021, $812 thousand in 2020, and $380 thousand in 2019. Depreciation and amortization expense for premises and equipment was $4.47 million in 2021, $4.46 million in 2020, and $3.45 million in 2019.

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

The Company’s current operating leases relate to one existing bank branch and the remaining two operating leases were acquired in separate bank acquisitions. Neither of the two acquired operating leases are for bank branches. One of the leases will terminate in early 2022; the remaining lease will terminate in July 2029. No ROU was recorded in the transaction due to the ROU asset related to the lease that terminates in 2022 being impaired as of the acquisition date; a lease liability was recorded for $82 thousand. The Company’s total operating leases have remaining terms of 4 months to 7.5 years. As of December 31, 2021, the Company’s ROU asset and lease liability were $741 thousand and $770 thousand, respectively. The weighted average discount rate was 3.22% for both 2021 and 2020.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of the dates indicated are as follows:

Year	Amount
(Amounts in thousands)
2022	$131
2023	119
2024	117
2025	101
2026 and thereafter	362
Total lease payments	830
Less: Interest	(60)
Present value of lease liabilities	$770

Lease expense was $182 thousand in 2021, $180 thousand in 2020, and $203 thousand in 2019. The Company maintained no subleases as of December 31, 2021.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. The Company performed its annual assessment of goodwill as of October 31,2021, and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

As of January 1, 2019, the Company goodwill totaled $92.75 million. The December 31, 2019, acquisition of Highlands added $36.82 million in goodwill; resulting in a ending balance of $129.57 million. There was no change in the balance for 2021 or 2020.:

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other Intangible Assets

As of December 31, 2021, the remaining lives of core deposit intangibles ranged from 3 years to 8 years with a weighted average remaining life of 6 years.  The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2021	2020	2019
(Amounts in thousands)
Core deposit intangibles	$12,674	$12,674	$8,184
Acquisitions	—	—	4,490
Accumulated amortization	(7,052)	(5,605)	(4,155)
Core deposit intangibles, net	5,622	7,069	8,519
Other identifiable intangibles	—	—	—
Accumulated amortization	—	—	—
Other identifiable intangibles, net	—	—	—
Total other intangible assets, net	$5,622	$7,069	$8,519

Amortization expense for other intangible assets was $1.45 million in 2021, and 2020, and $997 thousand in 2019.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2021:

(Amounts in thousands)
2022	$1,446
2023	878
2024	856
2025	647
2026	449
2027 and thereafter	1,346
Total estimated amortization expense	$5,622

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2021	2020
(Amounts in thousands)
Noninterest-bearing demand deposits	$842,783	$772,795
Interest-bearing deposits
Interest-bearing demand deposits	676,254	598,148
Money market accounts	293,915	258,864
Savings deposits	561,576	495,821
Certificates of deposit	237,919	293,848
Individual retirement accounts	116,944	126,771
Total interest-bearing deposits	1,886,608	1,773,452
Total deposits	$2,729,391	$2,546,247

The following schedule presents the contractual maturities of time deposits, by year, as of December 31, 2021:

(Amounts in thousands)
2022	$192,936
2023	73,329
2024	34,791
2025	29,260
2026	19,210
2027 and thereafter	5,337
Total contractual maturities	$354,863

Time deposits of $250 thousand or more totaled $27.14 million as of December 31, 2021, and $35.93 million as of December 31, 2020. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2021:

(Amounts in thousands)
Three months or less	$6,057
Over three through six months	2,268
Over six through twelve months	8,861
Over twelve months	9,952
Total contractual maturities	$27,138

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2021		2020
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Retail repurchase agreements	$1,536	0.07%	$964	0.34%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2021:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
U.S. Agency securities	$—	$—	$—	$—	$—
Municipal securities	871	—	—	—	871
Mortgage-backed Agency securities	665	—	—	—	665
Total	$1,536	$—	$—	$—	$1,536

As of December 31, 2021, unused borrowing capacity with the FHLB totaled $411.23 million, net of FHLB letters of credit of $150.81 million. The Company pledged $744.08 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate. Certain of the Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2021. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.  The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2021			2020
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,388	$—	$229	$4,772	$—	$465
Derivatives not designated as hedges
Interest rate swaps	7,890	-	608	11,928	-	666
Total derivatives	$12,278	$—	$837	$16,700	$—	$1,131

The following table presents the interest component of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$111	$85	$12	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	217	235	-	Interest and fees on loans
Total derivative expense	$328	$320	$12

Note 12. Employee Benefit Plans

Defined Benefit Plans

The Company maintains two nonqualified domestic, noncontributory defined benefit plans (the “Benefit Plans”) for key members of senior management and non-management directors. The Company’s unfunded Benefit Plans include the Supplemental Executive Retention Plan (“SERP”) and the Directors’ Supplemental Retirement Plan (“Directors’ Plan”). The SERP provides for a defined benefit, at normal retirement age, targeted at 35% of the participant’s projected final average compensation, subject to a defined maximum annual benefit. Benefits under the SERP generally become payable at age 62. The Directors’ Plan provides for a defined benefit, at normal retirement age, up to 100% of the participant’s highest consecutive three-year average compensation. Benefits under the Directors’ Plan generally become payable at age 70. The SERP was frozen near the end of 2021; the Directors' Plan was fundamentally frozen at that time as well.   The following table presents the changes in the aggregate actuarial benefit obligation for the two plans combined during the periods indicated:

	December 31,
	2021	2020
(Amounts in thousands)
Beginning balance	$12,579	$11,312
Effect of curtailment	289	—
Service cost	352	310
Interest cost	315	355
Actuarial (gain) loss	(1,472)	1,217
Benefits paid	(605)	(615)
Ending balance	$11,458	$12,579

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2021	2020	2019	Income Statement Location
(Amounts in thousands)
Service cost	$352	$310	$320	Salaries and employee benefits
Interest cost	315	355	404	Other expense
Effect of curtailment	289	—	—	Salaries and employee benefits
Amortization of prior service cost	124	201	257	Other expense
Amortization of losses	264	186	20	Other expense
Net periodic cost	$1,344	$1,052	$1,001

Assumed discount rate	2.88%	2.53%	3.10%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2021:

(Amounts in thousands)
2022	$685
2023	684
2024	734
2025	729
2026	831
2027 through 2031	3,669

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2021 or 2020. There was no deferred compensation plan expense in 2021,  2020, or 2019.

The Company maintains a deferred compensation plan, referred to as the WRAP, and is a voluntary, non-tax qualified deferred compensation plan available to certain employees, including executive officers. Under the plan, participants may defer a portion of their base and/or annual incentive compensation. The plan is intended to mirror the Corporation's qualified KSOP, and may include discretionary match that coincides with a match made to the KSOP to the extent participants cannot otherwise receive the full match in the KSOP. The balance as of December 31, 2021 and 2020 was $5.25 million and $4.18 million, respectively.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2021, stop-loss insurance coverage generally limits the Company’s risk of loss to $200 thousand for individual claims and $5.70 million for aggregate claims. Health plan expenses were $3.98 million in 2021, $4.17 million in 2020, and $3.97 million in 2019.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.71 million in 2021, $1.51 million in 2020, and $1.10 million in 2019. The KSOP held 320,164 shares of the Company’s common stock as of December 31, 2021, 351,222 shares as of December 31, 2020, and 346,833 shares as of December 31, 2019.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2021, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms. The 2012 Plan authorized 600,000 shares available for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Grants issued under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Pre-tax compensation expense	$1,282	$1,643	$1,481
Excess tax (benefit) expense	(633)	202	(340)

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2021:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2021	114,279	$19.56
Granted	131,198	33.00
Exercised	(39,995)	13.44
Canceled/Expired	(604)	24.72
Outstanding, December 31, 2021	204,878	$29.35	4.99	$834
Exercisable, December 31, 2021	73,680	$22.84	5.42	$779

The following table presents the total options granted and the weighted average assumptions used to estimated the fair value of those options during the periods indicated. There were no options granted in 2020

The Company granted 131,198 stock options in 2021. The grant date fair value per share was $7.87. The volatility, risk-free rate, and expected dividend yield was 33.08%, 1.24%, and 3.57%, respectively. The expected term for these options in years is 5.4 years.

There were 39,995 options exercised in 2021 ; none were exercised in 2020.  The intrinsic value of options exercised was $628 thousand in 2021, and none in 2020. As of December 31, 2021, unrecognized compensation cost related to nonvested stock options totaled $769 thousand with an expected weighted average recognition period of 2.25 years.  The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2021:

	Shares	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2021	84,915	$25.31
Granted	—	—
Vested	(37,497)	26.93
Canceled	(1,762)	23.85
Nonvested, December 31, 2021	45,656	$24.03

As of December 31, 2021, unrecognized compensation cost related to nonvested restricted stock awards totaled $535 thousand with an expected weighted average recognition period of 1.11 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Other operating income
Bank owned life insurance	$1,183	$814	$916
Net FDIC indemnification asset amortization	(1,226)	$(1,690)	$(2,377)
Other(1)	4,623	3,555	1,888
Total other operating income	$4,580	$2,679	$427

Other operating expense
OREO expense and net loss	330	414	1,494
Telephone and data communications	1,720	2,188	1,404
Office supplies	553	660	647
Other(1)	9,134	9,148	8,384
Total other operating expense	$11,737	$12,410	$11,929

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 14. Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Current tax expense:
Federal	$8,546	$10,048	$9,603
State	1,563	1,643	1,554
Total current tax expense	10,109	11,691	11,157

Deferred tax expense (benefit):
Federal	4,677	(1,266)	(152)
State	574	(239)	(11)
Total deferred tax expense (benefit)	5,251	(1,505)	(163)
Total income tax expense	$15,360	$10,186	$10,994

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

	Year Ended December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$13,971	21.00%	$9,683	21.00%	$10,457	21.00%
State income tax, net of federal benefit	2,076	3.12%	1,109	3.12%	1,220	3.12%
	16,047	24.12%	10,792	24.12%	11,677	24.12%
Increase (decrease) resulting from:
Tax-exempt interest income	(340)	(0.51)%	(500)	(1.08)%	(637)	(1.28)%
Excess tax benefits	(133)	(0.20)%	42	0.09%	(71)	(0.14)%
Bank owned life insurance	(225)	(0.34)%	(139)	(0.30)%	(249)	(0.50)%
Other items, net	11	0.02%	(9)	(0.74)%	274	0.04%
Income tax at the effective tax rate	$15,360	23.09%	$10,186	22.09%	$10,994	22.24%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2021	2020
Deferred tax assets
Allowance for loan losses	$6,647	$6,128
Unrealized asset losses	482	545
Purchase accounting	455	2,559
FDIC assisted transactions	810	1,685
Intangible assets	(318)	217
Deferred compensation assets	4,360	4,048
Federal net operating loss carryforward	2,179	4,093
Deferred loan fees	2,350	2,401
Other	1,930	1,816
Total deferred tax assets	18,895	23,492

Deferred tax liabilities
FDIC indemnification asset	—	286
Fixed assets	(823)	2,450
Odd days interest deferral	(3,324)	1,482
Unrealized gains on available for sale securities	(4)	257
Other	(592)	287
Total deferred tax liabilities	(4,743)	4,762
Net deferred tax asset	$14,152	$18,730

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2021 or 2020. The Company had no deferred tax valuation allowance recorded as of December 31, 2021 or 2020, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company is currently open to audit under the statute of limitations by the Internal Revenue Service and various state tax departments for the years ended December 31, 2018 through 2020.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2019	$(285)	$(1,144)	$(1,429)
Other comprehensive income (loss) before reclassifications	1,117	(1,448)	(331)
Reclassified from AOCI	34	220	254
Other comprehensive (loss) income, net	1,151	(1,228)	(77)
Balance December 31, 2019	$866	$(2,372)	$(1,506)

Balance January 1, 2020	$866	$(2,372)	$(1,506)
Other comprehensive income (loss) before reclassifications	544	(961)	(417)
Reclassified from AOCI	(304)	304	—
Other comprehensive income (loss), net	240	(657)	(417)
Balance December 31, 2020	$1,106	$(3,029)	$(1,923)

Balance January 1, 2021	$1,106	$(3,029)	$(1,923)
Other comprehensive (loss) income before reclassifications	(1,091)	1,160	69
Reclassified from AOCI	—	308	308
Other comprehensive income (loss), net	(1,091)	1,468	377
Balance December 31, 2021	$15	$(1,561)	$(1,546)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2021	2020	2019	Line Item Affected
Available-for-sale securities
(Losses) gains recognized	$—	$(385)	$43	Net loss on sale of securities
Reclassified out of AOCI, before tax	—	(385)	43	Income before income taxes
Income tax benefit	—	81	(9)	Income tax expense
Reclassified out of AOCI, net of tax	—	(304)	34	Net income
Employee benefit plans
Amortization of prior service cost	124	201	257	Other operating expense
Amortization of net actuarial loss	264	185	21	Other operating expense
Reclassified out of AOCI, before tax	388	386	278	Income before income taxes
Income tax expense	(80)	(82)	(58)	Income tax expense
Reclassified out of AOCI, net of tax	308	304	220	Net income
Total reclassified out of AOCI, net of tax	$308	$—	$254	Net income

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Fair Value

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$466	$—	$466	$—
Municipal securities	28,794	—	28,794	—
Corporate Notes	9,919	—	9,919	—
Mortgage-backed Agency securities	37,113	—	37,113	—
Total available-for-sale debt securities	76,292	—	76,292	—
Equity securities	55	—	55	—
Fair value loans	13,106	—	—	13,106
Deferred compensation assets	5,245	5,245	—	—
Deferred compensation liabilities	5,245	5,245	—	—
Derivative liabilities	837	—	837	—

	December 31, 2020
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$551	$—	$551	$—
Municipal securities	44,459	—	44,459	—
Mortgage-backed Agency securities	38,348	—	38,348	—
Total available-for-sale debt securities	83,358	—	83,358	—
Equity securities	55	—	55	—
Fair value loans	17,831	—	—	17,831
Deferred compensation assets	4,181	4,181	—	—
Deferred compensation liabilities	4,181	4,181	—	—
Derivative liabilities	1,131	—	1,131	—

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2020	$17,942
Changes in fair value	621
Changes due to principal reduction	(732)
Balance December 31, 2020	$17,831

Balance January 1, 2021	$17,831
Changes in fair value	(303)
Changes due to principal reduction	(4,422)
Balance December 31, 2021	$13,106

 No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2021 or 2020.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$2,312	$—	$—	$2,312
OREO	1,015	—	—	1,015

	December 31, 2020
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Impaired loans	$979	$—	$—	$979
OREO	2,083	—	—	2,083

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 11%	(6)%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 87%	(32)%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2020

Impaired loans	Discounted appraisals(1)	Appraisal adjustments(2)	22% to 38%	(30)%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	8% to 77%	(25)%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$677,439	$677,439	$677,439	$—	$—
Debt securities available for sale	76,292	76,292	—	76,292	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,137,711	2,108,513	—	—	2,108,513
Interest receivable	7,900	7,900	—	7,900	—
Deferred compensation assets	5,245	5,245	5,245	—	—

Liabilities
Time deposits	354,863	352,000	—	352,000	—
Securities sold under agreements to repurchase	1,536	1,536	—	1,536	—
Interest payable	314	314	—	314	—
Deferred compensation liabilities	5,245	5,245	5,245	—	—
Derivative liabilities	837	837	—	837	—

	December 31, 2020
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$456,561	$456,561	$456,561	$—	$—
Debt securities available for sale	83,358	83,358	—	83,358	—
Equity securities	55	55	—	55	—
Loans held for sale	—	—	—	—	—
Loans held for investment, net of allowance	2,160,450	2,126,221	—	—	2,126,221
FDIC indemnification asset	1,223	509	—	—	509
Interest receivable	9,052	9,052	—	9,052	—
Deferred compensation assets	4,181	4,181	4,181	—	—

Liabilities
Time deposits	420,619	423,120	—	423,120	—
Securities sold under agreements to repurchase	964	964	—	964	—
Interest payable	582	582	—	582	—
Deferred compensation liabilities	4,181	4,181	4,181	—	—
Derivative liabilities	1,131	1,131	—	1,131	—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands, except share and per share data)
Net income	$51,168	$35,926	$38,802

Weighted average common shares outstanding, basic	17,335,615	17,781,748	15,690,812
Dilutive effect of potential common shares
Stock options	30,854	22,495	53,907
Restricted stock	36,467	11,137	11,374
Total dilutive effect of potential common shares	67,321	33,632	65,281
Weighted average common shares outstanding, diluted	17,402,936	17,815,380	15,756,093

Basic earnings per common share	$2.95	$2.02	$2.47
Diluted earnings per common share	2.94	2.02	2.46

Potential antidilutive common shares
Stock options	103,520	58,166	25
Restricted stock	630	26,900	25,853
Total potential antidilutive shares	104,150	85,066	25,878

Note 18. Related Party Transactions

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

	Year Ended December 31,
	2021	2020
(Amounts in thousands)
Beginning balance	$20,166	$20,345
New loans and advances	4,476	4,821
Loan repayments	(4,139)	(5,023)
Reclassifications(1)	13,237	23
Ending balance	$33,740	$20,166

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $11.92 million as of December 31, 2021, and $8.04 million as of December 31, 2020. Legal fees paid to related parties totaled $80 thousand in 2021, $70 thousand in 2020, and $150 thousand in 2019. There were no lease payments paid to related parties in 2021 2020 ,2019. Other expense paid to related parties totaled $104 thousand in 2021, $68 thousand in 2020, and $7 thousand in 2019.

Note 19. Litigation, Commitments, and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2021	2020
(Amounts in thousands)
Commitments to extend credit	$272,447	$229,408
Standby letters of credit and financial guarantees(1)	153,717	179,022
Total off-balance sheet risk	426,164	408,430

Allowance for unfunded commitments	$678	$66

(1)	Includes FHLB letters of credit

Note 20. Regulatory Requirements and Restrictions

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

The current risk-based capital requirements, based on the international capital standards known as Basel III, requires the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets, and of Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”), as defined in the regulations.  Basel III’s capital conservation buffer (“CCB”), which is intended to absorb losses during periods of economic stress, increased those minimum ratios by 2.5% on January 1, 2019).

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2021
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$294,207	14.39%	$91,983	4.50%	$143,084	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	294,207	14.39%	122,644	6.00%	173,745	8.50%	N/A	N/A
Total risk-based capital ratio	319,795	15.65%	163,525	8.00%	214,626	10.50%	N/A	N/A
Tier 1 Leverage ratio	294,207	9.65%	121,892	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$271,806	13.37%	$91,499	4.50%	$142,332	7.00%	$132,166	6.50%
Tier 1 risk-based capital ratio	271,806	13.37%	121,999	6.00%	172,832	8.50%	162,666	8.00%
Total risk-based capital ratio	297,261	14.62%	162,666	8.00%	213,499	10.50%	203,332	10.00%
Tier 1 Leverage ratio	271,806	8.94%	121,623	4.00%	N/A	N/A	152,028	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2020
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$292,019	14.28%	$92,043	4.50%	$143,178	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	292,019	14.28%	122,724	6.00%	214,767	8.50%	N/A	N/A
Total risk-based capital ratio	317,595	15.53%	163,632	8.00%	173,859	10.50%	N/A	N/A
Tier 1 Leverage ratio	292,019	10.24%	114,081	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$277,449	13.57%	$92,017	4.50%	$143,137	7.00%	$132,913	6.50%
Tier 1 risk-based capital ratio	277,449	13.57%	122,689	6.00%	173,809	8.50%	163,585	8.00%
Total risk-based capital ratio	303,018	14.82%	163,585	8.00%	214,706	10.50%	204,482	10.00%
Tier 1 Leverage ratio	277,449	9.73%	114,058	4.00%	N/A	N/A	142,572	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2021	2020
Assets
Cash and due from banks	$7,728	$10,089
Securities available for sale	9,919	—
Investment in subsidiaries	405,374	412,161
Other assets	5,522	5,089
Total assets	$428,543	$427,339

Liabilities
Other liabilities	$768	$609
Total liabilities	768	609

Stockholders' equity
Common stock	16,878	17,723
Additional paid-in capital	147,619	173,345
Retained earnings	264,824	237,585
Accumulated other comprehensive loss	(1,546)	(1,923)
Total stockholders' equity	427,775	426,730
Total liabilities and stockholders' equity	$428,543	$427,339

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2021	2020	2019
(Amounts in thousands)
Cash dividends received from subsidiary bank	$53,200	$23,710	$38,500
Other income	8	3	444
Other operating expense	1,086	1,446	1,420
Income before income taxes and equity in undistributed net income of subsidiaries	52,122	22,267	37,524
Income tax benefit	(351)	(375)	(276)
Income before equity in undistributed net income of subsidiaries	52,473	22,642	37,800
Equity in (dividends in excess) of undistributed net income of subsidiaries	(1,305)	13,284	1,002
Net income	$51,168	$35,926	$38,802

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2021	2020	2019
Operating activities
Net income	$51,168	$35,926	$38,802
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	253	1,047	1,865
Net cash provided by operating activities	51,421	36,973	40,667
Investing activities
Purchase of investment securities	(9,919)	—	—
Dividends in excess of undistributed net income of subsidiaries	1,305	(13,284)	(1,002)
Net cash provided by investing activities	(8,614)	(13,284)	(1,002)
Financing activities
Proceeds from issuance of common stock	—	—	136
Payments for repurchase of common stock	(28,882)	(21,872)	(16,362)
Payments of common dividends	(18,059)	(17,876)	(15,060)
Net change in other financing activities	1,773	2,150	1,893
	(45,168)	(37,598)	(29,393)
Net increase (decrease) in cash and cash equivalents	(2,361)	(13,909)	10,272
Cash and cash equivalents at beginning of period	10,089	23,998	13,726
Cash and cash equivalents at end of period	$7,728	$10,089	$23,998

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$27,151	$26,538	$25,789	$25,832
Interest expense	869	724	643	600
Net interest income	26,282	25,814	25,146	25,232
Recovery of loan losses	(4,001)	(2,230)	(1,394)	(846)
Net interest income after provision	30,283	28,044	26,540	26,078
Noninterest income, excluding net loss on sale of securities	7,569	8,797	8,720	9,215
Noninterest expense	18,820	19,361	18,836	21,701
Income before income taxes	19,032	17,480	16,424	13,592
Income tax expense	4,430	4,077	3,816	3,037
Net income	$14,602	$13,403	$12,608	$10,555

Basic earnings per common share	$0.83	$0.77	$0.73	$0.62
Diluted earnings per common share	0.82	0.76	0.73	0.62
Dividends per common share	0.25	0.25	0.27	0.27

Weighted average basic shares outstanding	17,669,937	17,486,182	17,221,244	16,974,005
Weighted average diluted shares outstanding	17,729,185	17,536,144	17,279,576	17,038,980

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$29,509	$27,786	$27,995	$28,746
Interest expense	1,827	1,447	1,161	1,029
Net interest income	27,682	26,339	26,834	27,717
Provision for loan losses	3,500	3,831	4,703	634
Net interest income after provision	24,182	22,508	22,131	27,083
Noninterest income, excluding net loss on sale of securities	7,164	6,913	7,638	7,733
Net loss on sale of securities	385	—	—	—
Noninterest expense	21,664	18,913	19,171	19,877
Income before income taxes	10,067	10,508	10,598	14,939
Income tax expense	2,195	2,270	2,332	3,389
Net income	$7,872	$8,238	$8,266	$11,550

Basic earnings per common share	$0.44	$0.47	$0.47	$0.65
Diluted earnings per common share	0.44	0.46	0.47	0.65
Dividends per common share	0.25	0.25	0.25	0.25

Weighted average basic shares outstanding	17,998,994	17,701,853	17,710,283	17,717,356
Weighted average diluted shares outstanding	18,050,071	17,728,300	17,732,428	17,751,805

- Report of Independent Registered Public Accounting Firm -

Board of Directors and Stockholders

First Community Bankshares, Inc.

Bluefield, Virginia

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders' equity, and cash flows, for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2022 expressed an unqualified opinion thereon.

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

Adoption of New Accounting Standard

As discussed in Notes 1, 4, 5 and 6 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Accounting Standards Codification (ASC) Topic 326 Financial Instruments – Credit Losses.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for Loans

The allowance for credit losses for loans (“ACL”) was $27.9 million at December 31, 2021. As described in Note 1, the Company adopted ASC Topic 326 Financial Instruments – Credit Losses as of January 1, 2021. As described in Note 1 to the consolidated financial statements, management estimates the ACL by considering the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment and reflects management’s best estimate within the range of expected credit losses over the contractual term of the loans, adjusted for expected prepayments. Loans that share similar risk characteristics are collectively evaluated and generally segmented by loan purpose. For collectively evaluated loans, the Company uses a combination of discounted cash flows and remaining life methods to estimate expected credit losses. Management utilizes both Company and peer bank historical loss experience with similar risk characteristics to assess expected credit loss within the segments over an economic cycle based on call report data. Management also determines the economic variables to use for the one-year reasonable and supportable forecast period. For contractual terms that extend beyond the forecast period, the Company reverts to historical loss information over eight quarters using a straight-line approach.

We identified the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter includes the high degree of judgment and subjectivity involved in management’s determination of significant model assumptions, including the selection and application of macroeconomic data within the forecasts. In turn, auditing management’s judgments regarding loan credit loss estimates and assumptions involved a high degree of subjectivity, including specialized skill and knowledge, and an increased extent of audit effort.

The primary procedures we performed to address this critical audit matter included:

●

We obtained an understanding of the Company’s methodology and process for establishing the ACL, and evaluated the design and operating effectiveness of controls relating to management’s determination of the ACL, including controls over:

●	The development of the allowance for credit losses model, including approval of key policies adopted under implementation of the new accounting standard and selection of reasonable and supportable economic forecasts used in the model,
●	The completeness and accuracy of data input into the model used to determine the ACL, and
●	Management’s review and approval of the ACL, including management’s selection and application of macroeconomic data within the forecasts.

●

We evaluated management’s selection and application of macroeconomic data within the forecasts, including comparing key economic forecasts to independent sources, as well as involving our valuation specialists in testing the application of forecasts in the model calculation.

●	We tested the completeness and accuracy of the loan data uploaded into the model software and reconciled the loan data to the Company’s core system by segment.

/s/ DIXON HUGHES GOODMAN LLP

We have served as the Company’s auditor since 2006.

Charlotte, North Carolina

March 3,2022

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2021.

Dixon Hughes Goodman LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2021. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of   December 31, 2021, appears hereafter in Item 8 of this Annual Report on  Form 10-K.

Dated this 3rd day of March  2022.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

Board of Directors and Stockholders

First Community Bankshares, Inc.

Bluefield, Virginia

Opinion on Internal Control Over Financial Reporting

We have audited First Community Bankshares, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, First Community Bankshares, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of First Community Bankshares, Inc. as of December 31, 2021 and 2020, and for each of the years in the three-year period ended December 31, 2021 and our report dated March 3, 2022, expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Charlotte, North Carolina

March 3, 2022

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2021, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Management's report on the Company's internal control over financial reporting and the attestation report of Dixon Hughes Goodman LLP, the Company's independent registered public accounting firm, on internal control over financial reportings are under the headings “Management's Assessment of Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in Item 8 of this report amd are incorporated in this Item 9A by reference.

Item 9B.	Other Information.

On December 21, 2021, the Board of Directors of the Company amended the First Community Bankshares, Inc. and Affiliated Executive Retention Plan (“Executive Retention Plan”) to provide that  as of January 1, 2022, (i) no new participants would be admitted to the Executive Retention Plan, (ii) future benefit accruals under the Executive Retention Plan would be ceased for the current participants in the Executive Retention Plan and (iii) no further vesting would occur under the Executive Retention Plan for the current participants in the Executive Retention Plan.  The Board of Directors of the Company reviewed the Company’s compensation philosophy and various plans and concluded that the continuation of the Executive Retention Plan was no longer required for the recruitment and retention of the individuals eligible to participate in the Executive Retention Plan and was not in the Company’s best interests.

A copy of Amendment #6 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan is included as Exhibit 10.9.7 and is incorporated herein by reference. The above summary is qualified in its entirety by reference to Amendment #6 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan attached as Exhibit 10.9.7.

The Board of Directors of the Company also amended the First Community Bankshares, Inc. Supplemental Directors Retirement Plan (the “Directors Retirement Plan”) on December 21, 2021 to (i) “freeze” the Directors Retirement Plan so that no new participants would be admitted to the Directors Retirement Plan and (ii) amend the definition of Final Average Compensation in the Directors Retirement Plan in order to cease benefit accrual. The definition of Years of Service in the Directors Retirement Plan did not change, and current participants are allowed to continue to accrue Years of Service for vesting purposes.  Under the amendment, no annual compensation after December 31, 2021 will be counted toward the calculation of Final Average Compensation under the Directors Retirement Plan.  In assessing  the Company’s compensation philosophy and various plans, the Board of Directors concluded that the design of the Directors Retirement Plan was no longer common in the industry, favored by the market or required for the recruitment and retention of qualified directors and therefore, no longer in the best interests of the Company.

A copy of Amendment #4 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan is included as Exhibit 10.12.4 and is incorporated herein by reference. The above summary is qualified in its entirety by reference to Amendment #4 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan attached as Exhibit 10.12.4.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

 Board of Directors, First Community Bankshares, Inc.

C. William Davis

Attorney at Law, Richardson & Davis, PLLC

Samuel L. Elmore

Retired Chief Credit Officer and Senior Vice President, First Community Bank; Past Executive Vice President, Citizens Southern Bank, Inc.; Past President and Chief Executive Officer, Bank One; Past Vice President, Key Centurion Bancshares; Past President and Chief Operations Officer, Beckley National Bank; Director, Raleigh County Commission on Aging

Richard S. Johnson

Chairman, President, and Chief Executive Officer, The Wilton Companies; Past Chair and Director, City of Richmond Economic Development Authority; Trustee Emeritus, University of Richmond

Gary R. Mills

President, First Community Bankshares, Inc.; Chief Executive Officer and President, First Community Bank

Harriet B. Price

Chief Financial Officer, Price-Williams Realty, Inc.

M. Adam Sarver

Member/Co-Manager, Main Street Builders, LLC, Eastern Door & Glass, LLC, Longview Properties LLC, and Clover Leaf Properties, LLC

William P. Stafford, II

Chief Executive Officer, First Community Bankshares, Inc.; Attorney at Law, Brewster Morhous PLLC

Dr. Beth A. Taylor

Mayor - Town of Wytheville, Virginia; Doctor of Medicine/Private Practice (retired)

Executive Officers, First Community Bankshares, Inc

William P. Stafford, II Chief Executive Officer Gary R. Mills President Sarah W. Harmon Chief Administrative Officer and General Counsel	David D. Brown Chief Financial Officer Jason R. Belcher Chief Operating Officer

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

Chick-fil-A Franchise Owner; Director, Raleigh General Hospital Board of Trustees; Director, Beckley-Raleigh County Chamber of Commerce; Director, United Way of Southwest Virginia; Director, Raleigh County Board of Education

Richard S. Johnson

(See above)

Gary R. Mills

(See above)

Harriet B. Price

Chief Financial Officer, Price-Williams Realty, Inc.

M. Adam Sarver

(See above)

William P. Stafford, II

(See above)

Dr. Beth A. Taylor

Mayor - Town of Wytheville, Virginia; Doctor of Medicine/Private Practice (retired)

Frank C. Tinder

President, Tinder Enterprises, Inc. and Tinco Leasing Corporation; Realtor, Premier Realty

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 26, 2022 (“2022 Annual Meeting”) under the headings “Proposal 1: Election of Directors,” “Director Nominees for the Class of 2025,” “Incumbent Directors,” “Non-Director Named Executive Officers,”"Other Key Officers," “Board Committees,” and “Delinquent Section 16(a) Reports.”

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on March 16, 2021.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting under the headings “Board Committees,” “Compensation Discussion and Analysis,” “Director Compensation,” and "Pay Ratio Disclosure."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	167,607	$30.66	74,961
Equity compensation plans not approved by security holders(2)	37,271	$23.46	—
Total	204,878		74,961

(1) Includes the 2012 Omnibus Equity Compensation Plan and 2004 Omnibus Stock Option Plan
(2) Includes the 2001 Directors' Option Plan and 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2012 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting under the heading “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2022 Annual Meeting under the headings “Independence of Directors” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The Independent Registered Public Accounting Firm is Dixon Hughes Goodman LLP (PCAOB Firm ID No. 57) located in Charlotte, North Carolina.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a)	Documents Filed as Part of this Report

(1)	Financial Statements

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

10.9.1**	First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 30, 2008, filed on January 5, 2009.
10.9.2**

Amendment #1 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010

10.9.3**

Amendment #2 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated February 21, 2013, filed on February 25, 2013

10.9.4**

Amendment #3 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.9.5**

Amendment #4 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.9.6*	Amendment #5 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan
10.9.7*	Amendment #6 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan

10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 99.2 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006

10.11.1**

First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.11.2**

Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.12.1**

First Community Bankshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.2**

Amendment #2 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.3*	Amendment #3 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan, as amended and restated
10.12.4*	Amendment #4 to the First Community Bankshares, Inc Supplemental Directors Retirement Plan, as amended and restated
10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
21*	Subsidiaries of the Registrant
23*	Consent of Independent Public Accounting Firm
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2021 and 2020; (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020, and 2019; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020, and 2019; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2021, 2020, and 2019; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, and 2019; and (vi) Notes to Consolidated Financial Statements

104	The cover page of First Community Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March,2022.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer and Director	March 3, 2022
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 3, 2022
David D. Brown

/s/ C. William Davis	Director	March 3, 2022
C. William Davis

/s/ Richard S. Johnson	Director	March 3, 2022
Richard S. Johnson

/s/ Gary R. Mills	President and Director	March 3, 2022
Gary R. Mills

/s/ M. Adam Sarver	Director	March 3, 2022
M. Adam Sarver

/s/ Samuel L. Elmore	Director	March 3, 2022
Samuel L. Elmor

/s/ Harriet B. Price	Director	March 3, 2022
Harriet B. Price

/s/ Beth A. Taylor	Director	March 3, 2022
Beth A. Taylor