Form 10-Q
period 2022-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2022-05-10
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
or

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
☐ Yes ☑ No

As of April 29, 2022, there were 16,735,375 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2022	2021(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$50,485	$47,067
Federal funds sold	403,742	627,036
Interest-bearing deposits in banks	3,079	3,336
Total cash and cash equivalents	457,306	677,439
Debt securities available for sale	268,703	76,292
Loans held for investment, net of unearned income	2,244,296	2,165,569
Allowance for credit losses	(28,981)	(27,858)
Loans held for investment, net	2,215,315	2,137,711
Premises and equipment, net	50,912	52,284
Other real estate owned	848	1,015
Interest receivable	8,100	7,900
Goodwill	129,565	129,565
Other intangible assets	5,266	5,622
Other assets	108,112	106,691
Total assets	$3,244,127	$3,194,519

Liabilities
Deposits
Noninterest-bearing	$860,652	$842,783
Interest-bearing	1,922,292	1,886,608
Total deposits	2,782,944	2,729,391
Securities sold under agreements to repurchase	2,488	1,536
Interest, taxes, and other liabilities	34,539	35,817
Total liabilities	2,819,971	2,766,744

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 23,910,857 shares issued and 16,781,975 outstanding at March 31, 2022; 23,971,347 shares issued and 16,878,220 outstanding at December 31, 2021	16,782	16,878
Additional paid-in capital	144,088	147,619
Retained earnings	269,798	264,824
Accumulated other comprehensive loss	(6,512)	(1,546)
Total stockholders' equity	424,156	427,775
Total liabilities and stockholders' equity	$3,244,127	$3,194,519

(1) Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2022	2021
Interest income
Interest and fees on loans	$24,641	$26,540
Interest on securities -- taxable	556	198
Interest on securities -- tax-exempt	194	297
Interest on deposits in banks	248	116
Total interest income	25,639	27,151
Interest expense
Interest on deposits	486	869
Total interest expense	486	869
Net interest income	25,153	26,282
Provision for (recovery of) credit losses	1,961	(4,001)
Net interest income after provision for loan losses	23,192	30,283
Noninterest income
Wealth management	972	881
Service charges on deposits	3,498	3,031
Other service charges and fees	3,017	3,022
Other operating income	1,707	635
Total noninterest income	9,194	7,569
Noninterest expense
Salaries and employee benefits	11,671	10,884
Occupancy expense	1,269	1,275
Furniture and equipment expense	1,614	1,367
Service fees	1,503	1,335
Advertising and public relations	540	335
Professional fees	453	466
Amortization of intangibles	357	357
FDIC premiums and assessments	218	199
Other operating expense	2,361	2,602
Total noninterest expense	19,986	18,820
Income before income taxes	12,400	19,032
Income tax expense	2,885	4,430
Net income	$9,515	$14,602

Earnings per common share
Basic	$0.57	$0.83
Diluted	0.56	0.82
Weighted average shares outstanding
Basic	16,817,284	17,669,937
Diluted	16,864,515	17,729,185

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
(Amounts in thousands)
Net income	$9,515	$14,602
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized losses on debt securities	(5,896)	(817)
Net unrealized losses on available-for-sale debt securities	(5,896)	(817)
Employee benefit plans:
Net actuarial loss	(423)	(206)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	34	97
Net unrealized losses on employee benefit plans	(389)	(109)
Other comprehensive loss, before tax	(6,285)	(926)
Income tax benefit	(1,319)	(194)
Other comprehensive loss, net of tax	(4,966)	(732)
Total comprehensive income	$4,549	$13,870

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
March 31, 2022 and 2021

							Accumulated
							Other
(Amounts in thousands,	Preferred		Common		Additional		Comprehensive
except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Loss	Total

Balance January 1, 2021	-	$-	17,722,507	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	-	-	-	-	-	(5,870)	-	(5,870)
Net income	-	-	-	-	-	14,602	-	14,602
Other comprehensive loss	-	-	-	-	-	-	(732)	(732)
Common dividends declared -- $0.25 per share	-	-	-	-	-	(4,428)	-	(4,428)
Equity-based compensation expense	-	-	51,550	51	483	-	-	534
Issuance of common stock to 401(k) plan -- 5,652 shares	-	-	5,652	6	142	-	-	148
Repurchase of common shares -- 187,700 shares at $26.56 per share	-	-	(187,700)	(188)	(4,797)	-	-	(4,985)
Balance March 31, 2021	-	$-	17,592,009	$17,592	$169,173	$241,889	$(2,655)	$425,999

Balance January 1, 2022	-	$-	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	-	-	-	-	9,515	-	9,515
Other comprehensive loss	-	-	-	-	-	-	(4,966)	(4,966)
Common dividends declared -- $0.27 per share	-	-	-	-	-	(4,541)	-	(4,541)
Equity-based compensation expense	-	-	25,137	25	147	-	-	172
Common stock options exercised -- 4,536 shares	-	-	4,536	5	98	-	-	103
Issuance of common stock to 401(k) plan -- 6,082 shares	-	-	6,082	6	179	-	-	185
Repurchase of common shares -- 132,000 shares at $30.96 per share	-	-	(132,000)	(132)	(3,955)	-	-	(4,087)
Balance March 31, 2022	-	$-	16,781,975	$16,782	$144,088	$269,798	$(6,512)	$424,156

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2022	2021
Operating activities
Net income	$9,515	$14,602
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) credit losses	1,961	(4,001)
Depreciation and amortization of premises and equipment	1,108	1,125
Amortization of premiums on investments, net	100	85
Amortization of FDIC indemnification asset, net	-	280
Amortization of intangible assets	357	357
Accretion on acquired loans	(866)	(1,187)
Equity-based compensation expense	172	402
Issuance of common stock to 401(k) plan	185	148
Gain on sale of premises and equipment, net	(392)	(64)
(Gain) loss on sale of other real estate owned	(5)	316
(Decrease) increase in accrued interest receivable	(200)	328
(Decrease) increase in other operating activities	(1,497)	224
Net cash provided by operating activities	10,438	12,615
Investing activities
Proceeds from maturities, prepayments, and calls of securities available for sale	4,763	6,489
Payments to acquire securities available for sale	(203,170)	(11,675)
Net (Increase) decrease in loans	(78,716)	45,985
(Purchase of) proceeds from FHLB stock, net	(238)	1,012
Payments to the FDIC	-	(3)
Proceeds from sale of premises and equipment	796	128
Payments to acquire premises and equipment	(175)	(922)
Proceeds from sale of other real estate owned	189	428
Net cash (used) provided by investing activities	(276,551)	41,442
Financing activities
Increase in noninterest-bearing deposits, net	17,869	51,781
Increase in interest-bearing deposits, net	35,684	75,072
Proceeds from securities sold under agreements to repurchase, net	952	555
Proceeds from stock options exercised	103	132
Payments for repurchase of common stock	(4,087)	(4,985)
Payments of common dividends	(4,541)	(4,428)
Net cash provided by financing activities	45,980	118,127
Net (decrease) increase in cash and cash equivalents	(220,133)	172,184
Cash and cash equivalents at beginning of period	677,439	456,561
Cash and cash equivalents at end of period	$457,306	$628,745

Supplemental disclosure -- cash flow information
Cash paid for interest	$889	$1,072
Cash paid for income taxes	-	4,744

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	17	460
Loans originated to finance other real estate owned	-	59
Increase in accumulated other comprehensive loss, net of taxes	(4,966)	(732)

See Notes to Condensed Consolidated Financial Statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation

General

First Community Bankshares, Inc. (the “Company”), is a financial holding company incorporated under the laws of the Commonwealth of Virginia. The Company’s principal executive office is located in Bluefield, Virginia. The Company provides banking products and services to individual and commercial customers through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution founded in 1874.  The Bank offers wealth management and investment advice through its Trust Division and wholly owned subsidiary First Community Wealth Management, Inc. (“FCWM”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022. The condensed consolidated balance sheet as of December 31, 2021, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2021 Form 10-K.

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of March 31, 2022 the accrued interest receivable for investment securities available for sale was $776  thousand.

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

ACL – Loans

The ACL is an estimate of losses that will result from the inability of borrowers to make required loan payments.  The Company established the incremental increase in the ACL at the adoption of ASU 2016-13, through retained earnings and subsequent adjustments are made through a provision for credit losses charged to earnings.  Loans charged off are recorded against the ACL and subsequent recoveries increase the ACL when they are recognized.

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

In addition to its own loss experience, management also includes peer bank historical loss experience in its assessment of expected credit losses to determine the ACL.  The Company utilizes call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle.  Management reviews the historical loss information to appropriately adjust for differences in current asset specific risk characteristics.  Also considered are further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information is evaluated.  For the majority of the segments of collectively evaluated loans, the Company incorporates at least one macroeconomic driver either using a statistical regression modeling methodology.

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

Management measures expected credit losses over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e. the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions. The Company uses a discounted cash flow methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  March 31, 2022 the accrued interest receivable for loans was $7.32  million

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  March 31, 2022 the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $775 thousand.

Risks and Uncertainties

COVID-19 Virus Developments

During the last two years, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.  As COVID-19 events unfolded, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.

It is impossible to predict the full extent to which COVID-19, the resulting measures to prevent its spread, and the effect of government spending will affect the Company’s operations. Although there is a high degree of uncertainty around the magnitude and duration of the economic impact of COVID-19, the Company’s management believes its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the pandemic.

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

Standards Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issued ASC Subtopic 470-50, Debt Modification and Extinguishments. This new accounting topic provides accounting guidance for troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted. The amendments eliminate TDR accounting guidance for issuers that have adopted ASU 2016-13, create a single loan modification accounting model, and clarify disclosure requirments for loan modifications and write-offs. We are currently reviewing the impact of the updated guidance on our Consolidated Financial Statements, but do no anticipate a material impact. At this time, the Company has no plans to early adopt this guidance.

Note 2. Debt Securities

There was no allowance for credit losses for investments as of  March 31, 2022; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$447	$-	$(3)	$444
U.S. Treasury Notes	116,396	16	(982)	115,430
Municipal securities	25,778	84	(3)	25,859
Corporate notes	38,902	-	(596)	38,306
Mortgage-backed Agency securities	93,057	72	(4,465)	88,664
Total	$274,580	$172	$(6,049)	$268,703

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$469	$—	$(3)	$466
Municipal securities	28,596	198	—	28,794
Corporate notes	9,935	—	(16)	9,919
Mortgage-backed Agency securities	37,273	513	(673)	37,113
Total	$76,273	$711	$(692)	$76,292

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2022
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$17,872	$17,787
Due after one year but within five years	153,894	152,562
Due after five years but within ten years	9,757	9,690
	181,523	180,039
Mortgage-backed Agency securities	93,057	88,664
Total debt securities available for sale	$274,580	$268,703

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$437	$(3)	$437	$(3)
U.S. Treasury Notes	105,567	(982)	-	-	105,567	(982)
Municipal securities	633	(3)	-	-	633	(3)
Corporate notes	38,306	(596)	-	-	38,306	(596)
Mortgage-backed Agency securities	70,408	(2,917)	13,243	(1,548)	83,651	(4,465)
Total	$214,914	$(4,498)	$13,680	$(1,551)	$228,594	$(6,049)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$459	$(3)	$459	$(3)
Corporate notes	9,919	(16)	—	—	9,919	(16)
Mortgage-backed Agency securities	14,092	(253)	8,384	(420)	22,476	(673)
Total	$24,011	$(269)	$8,843	$(423)	$32,854	$(692)

There were 74 individual debt securities in an unrealized loss position as of March 31, 2022, and the combined depreciation in value represented 2.25% of the debt securities portfolio. There were 23 individual debt securities in an unrealized loss position as of December 31, 2021, and their combined depreciation in value represented 0.91% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2022, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no gross realized gains and losses from the sale of available-for-sale debt securities for March 31, 2022 or 2021.

The carrying amount of securities pledged for various purposes totaled $21.37 million as of March 31, 2022, and $22.15 million as of December 31, 2021.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.68 million as of March 31, 2022, and $1.65 million as of December 31, 2021. Deferred loan fees, net of loan costs, totaled $4.13 million as of March 31, 2022, and $5.06 million as of December 31, 2021. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $4.13 million and $5.06 million and unamortized discount related to loans acquired of $4.99 million and $5.41 million for March 31, 2022, and December 31, 2021, respectively.  Accrued interest receivable (AIR) of $7.32 million as of  March 31, 2022, and $7.54  million as of  December 31, 2021, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	March 31, 2022		December 31, 2021
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$77,460	3.45%	$65,806	3.04%
Commercial and industrial	152,885	6.81%	133,630	6.17%
Multi-family residential	115,269	5.14%	100,402	4.64%
Single family non-owner occupied	198,282	8.83%	198,778	9.18%
Non-farm, non-residential	728,142	32.44%	707,506	32.67%
Agricultural	9,496	0.42%	9,341	0.43%
Farmland	14,313	0.64%	15,013	0.69%
Total commercial loans	1,295,847	57.73%	1,230,476	56.82%
Consumer real estate loans
Home equity lines	79,461	3.54%	79,857	3.69%
Single family owner occupied	705,070	31.43%	703,864	32.50%
Owner occupied construction	19,858	0.88%	16,910	0.78%
Total consumer real estate loans	804,389	35.85%	800,631	36.97%
Consumer and other loans
Consumer loans	139,280	6.21%	129,794	5.99%
Other	4,780	0.21%	4,668	0.22%
Total consumer and other loans	144,060	6.42%	134,462	6.21%
Total loans held for investment, net of unearned income	$2,244,296	100.00%	$2,165,569	100.00%

The Company began participating as a Small Business Administration Paycheck Protection Program lender during the second quarter of 2020. At March 31, 2022, the PPP loans had a current balance of $13.88 million, compared to $20.64 million at December 31, 2021, and were included in commercial and industrial loan balances. Deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $398 thousand at March 31, 2022, and $733 thousand at December 31, 2021. During the first quarter of 2022, the Company recorded amortization of net deferred loan origination fees of $335 thousand on PPP loans and $922 thousand in amortization for the same period of 2021. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	March 31, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$76,327	$435	$698	$-	$-	$77,460
Commercial and industrial	148,454	820	3,611	-	-	152,885
Multi-family residential	113,387	974	908	-	-	115,269
Single family non-owner occupied	185,540	3,275	9,467	-	-	198,282
Non-farm, non-residential	693,328	20,556	14,258	-	-	728,142
Agricultural	9,245	57	194	-	-	9,496
Farmland	11,344	617	2,352	-	-	14,313
Consumer real estate loans
Home equity lines	75,771	427	3,263	-	-	79,461
Single family owner occupied	673,181	2,137	29,752	-	-	705,070
Owner occupied construction	19,554	-	304	-	-	19,858
Consumer and other loans
Consumer loans	136,481	8	2,791	-	-	139,280
Other	4,780	-	-	-	-	4,780
Total loans	$2,147,392	$29,306	$67,598	$-	$-	$2,244,296

	December 31, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$64,498	$451	$857	$-	$-	$65,806
Commercial and industrial	128,770	1,005	3,855	-	-	133,630
Multi-family residential	98,457	1,090	855	-	-	100,402
Single family non-owner occupied	186,184	3,607	8,977	10	-	198,778
Non-farm, non-residential	665,559	25,624	16,323	-	-	707,506
Agricultural	8,758	70	513	-	-	9,341
Farmland	11,939	633	2,441	-	-	15,013
Consumer real estate loans
Home equity lines	76,259	426	3,172	-	-	79,857
Single family owner occupied	671,459	2,420	29,985	-	-	703,864
Owner occupied construction	16,629	-	281	-	-	16,910
Consumer and other loans
Consumer loans	127,514	16	2,264	-	-	129,794
Other	4,668	-	-	-	-	4,668
Total loans	$2,060,694	$35,342	$69,523	$10	$-	$2,165,569

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$4,850	$47,484	$10,798	$2,889	$3,324	$6,628	$354	$76,327
Special Mention	-	-	-	-	119	280	36	435
Substandard	-	-	260	127	12	299	-	698
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$4,850	$47,484	$11,058	$3,016	$3,455	$7,207	$390	$77,460
Commercial and industrial
Pass	$34,963	$31,648	$16,565	$11,673	$11,980	$11,201	$16,544	$134,574
Special Mention	-	28	41	563	93	-	95	820
Substandard	27	241	279	708	358	1,480	518	3,611
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,990	$31,917	$16,885	$12,944	$12,431	$12,681	$17,157	$139,005
Paycheck Protection Loans
Pass	$-	$9,785	$4,095	$-	$-	$-	$-	$13,880
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$-	$9,785	$4,095	$-	$-	$-	$-	$13,880
Multi-family residential
Pass	$21,085	$11,018	$24,038	$4,358	$1,877	$50,076	$935	$113,387
Special Mention	-	-	-	-	-	974	-	974
Substandard	-	-	-	-	-	908	-	908
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$21,085	$11,018	$24,038	$4,358	$1,877	$51,958	$935	$115,269
Non-farm, non-residential
Pass	$64,170	$145,170	$137,489	$60,654	$44,505	$227,323	$14,017	$693,328
Special Mention	-	469	3,307	804	2,544	13,282	150	20,556
Substandard	-	1,155	701	2,478	758	8,940	226	14,258
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$64,170	$146,794	$141,497	$63,936	$47,807	$249,545	$14,393	$728,142
Agricultural
Pass	$1,304	$4,314	$1,379	$768	$462	$584	$434	$9,245
Special Mention	-	40	17	-	-	-	-	57
Substandard	-	42	9	93	36	14	-	194
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$1,304	$4,396	$1,405	$861	$498	$598	$434	$9,496
Farmland
Pass	$47	$734	$1,025	$77	$1,044	$6,884	$1,533	$11,344
Special Mention	-	-	-	-	235	382	-	617
Substandard	-	-	13	563	246	1,530	-	2,352
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$47	$734	$1,038	$640	$1,525	$8,796	$1,533	$14,313

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$32	$103	$-	$-	$25	$2,120	$73,491	$75,771
Special Mention	-	-	-	-	-	-	427	427
Substandard	-	-	57	29	273	1,453	1,451	3,263
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$32	$103	$57	$29	$298	$3,573	$75,369	$79,461
Single family Mortgage
Pass	$41,619	$234,604	$217,260	$58,089	$43,161	$262,800	$1,188	$858,721
Special Mention	-	393	502	819	268	3,430	-	5,412
Substandard	388	1,167	791	1,542	2,214	33,117	-	39,219
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$42,007	$236,164	$218,553	$60,450	$45,643	$299,347	$1,188	$903,352
Owner occupied construction
Pass	$1,391	$13,653	$3,569	$36	$18	$887	$-	$19,554
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	163	139	-	2	-	304
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,391	$13,653	$3,732	$175	$18	$889	$-	$19,858
Consumer loans
Pass	$26,800	$58,086	$26,085	$13,872	$4,573	$9,619	$2,226	$141,261
Special Mention	-	-	-	7	-	-	1	8
Substandard	9	848	773	779	94	210	78	2,791
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$26,809	$58,934	$26,858	$14,658	$4,667	$9,829	$2,305	$144,060

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$196,261	$556,599	$442,303	$152,416	$110,969	$578,122	$110,722	$2,147,392
Special Mention	-	930	3,867	2,193	3,259	18,348	709	29,306
Substandard	424	3,453	3,046	6,458	3,991	47,953	2,273	67,598
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$196,685	$560,982	$449,216	$161,067	$118,219	$644,423	$113,704	$2,244,296

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$40,207	$10,127	$3,081	$3,704	$1,308	$5,717	$354	$64,498
Special Mention	-	266	-	128	-	21	36	451
Substandard	-	-	128	11	291	427	-	857
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$40,207	$10,393	$3,209	$3,843	$1,599	$6,165	$390	$65,806
Commercial and industrial
Pass	$34,539	$18,887	$13,679	$13,772	$4,817	$5,890	$16,544	$108,128
Special Mention	32	60	597	192	28	-	96	1,005
Substandard	184	355	706	384	842	866	518	3,855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,755	$19,302	$14,982	$14,348	$5,687	$6,756	$17,158	$112,988
Paycheck Protection Loans
Pass	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Multi-family residential
Pass	$11,307	$24,299	$4,644	$1,897	$8,413	$46,962	$935	$98,457
Special Mention	-	-	-	-	-	1,090	-	1,090
Substandard	-	-	-	-	-	855	-	855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,307	$24,299	$4,644	$1,897	$8,413	$48,907	$935	$100,402
Non-farm, non-residential
Pass	$147,978	$146,381	$62,651	$50,943	$43,776	$199,812	$14,018	$665,559
Special Mention	397	3,334	823	2,595	9,190	9,135	150	25,624
Substandard	1,161	711	2,508	2,531	3,232	5,953	227	16,323
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$149,536	$150,426	$65,982	$56,069	$56,198	$214,900	$14,395	$707,506
Agricultural
Pass	$4,564	$1,548	$998	$534	$346	$335	$433	$8,758
Special Mention	43	27	-	-	-	-	-	70
Substandard	44	11	282	39	17	120	-	513
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,651	$1,586	$1,280	$573	$363	$455	$433	$9,341
Farmland
Pass	$428	$1,047	$82	$1,125	$887	$6,835	$1,535	$11,939
Special Mention	189	-	-	240	5	199	-	633
Substandard	-	14	519	249	264	1,395	-	2,441
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$617	$1,061	$601	$1,614	$1,156	$8,429	$1,535	$15,013

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$115	$59	$-	$25	$2	$2,168	$73,890	$76,259
Special Mention	-	-	-	-	-	-	426	426
Substandard	-	-	28	249	128	1,316	1,451	3,172
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$115	$59	$28	$274	$130	$3,484	$75,767	$79,857
Single family Mortgage
Pass	$239,917	$225,294	$61,925	$46,716	$41,757	$240,845	$1,189	$857,643
Special Mention	399	510	937	269	137	3,775	-	6,027
Substandard	1,213	799	1,475	1,668	1,878	31,929	-	38,962
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$241,529	$226,603	$64,337	$48,653	$43,772	$276,559	$1,189	$902,642
Owner occupied construction
Pass	$9,689	$4,729	$178	$22	$428	$1,583	$-	$16,629
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	281	-	281
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$9,689	$4,729	$178	$22	$428	$1,864	$-	$16,910
Consumer loans
Pass	$65,018	$31,065	$16,548	$4,980	$2,306	$10,040	$2,225	$132,182
Special Mention	-	-	16	-	-	-	-	16
Substandard	328	663	824	107	78	186	78	2,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$65,346	$31,728	$17,388	$5,087	$2,384	$10,226	$2,303	$134,462

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$570,244	$467,596	$163,786	$123,718	$104,040	$520,187	$111,123	$2,060,694
Special Mention	1,060	4,197	2,373	3,424	9,360	14,220	708	35,342
Substandard	2,930	2,553	6,470	5,238	6,730	43,328	2,274	69,523
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total loans	$574,234	$474,346	$172,629	$132,380	$120,130	$577,745	$114,105	$2,165,569

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2022			December 31, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$379	$-	$379	$409	$-	$409
Commercial and industrial	1,611	-	1,611	1,734	-	1,734
Multi-family residential	277	-	277	208	-	208
Single family non-owner occupied	2,583	-	2,583	2,304	-	2,304
Non-farm, non-residential	3,379	-	3,379	3,439	1,100	4,539
Agricultural	33	-	33	136	-	136
Farmland	212	-	212	222	-	222
Consumer real estate loans
Home equity lines	790	-	790	767	-	767
Single family owner occupied	8,969	-	8,969	8,957	-	8,957
Owner occupied construction	139	-	139	-	-	-
Consumer and other loans
Consumer loans	2,115	-	2,115	1,492	-	1,492
Total nonaccrual loans	$20,487	$-	$20,487	$19,668	$1,100	$20,768

During the first quarter of 2022, $4 thousand in nonaccrual loan interest was recognized compared to $9 thousand for the same period of 2021.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	March 31, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$277	$-	$119	$396	$77,064	$77,460	$-
Commercial and industrial	264	5	1,377	1,646	151,239	152,885	-
Multi-family residential	-	-	-	-	115,269	115,269	-
Single family non-owner occupied	838	199	468	1,505	196,777	198,282	-
Non-farm, non-residential	665	-	2,003	2,668	725,474	728,142	-
Agricultural	28	12	15	55	9,441	9,496	-
Farmland	-	-	212	212	14,101	14,313	-
Consumer real estate loans
Home equity lines	659	83	467	1,209	78,252	79,461	-
Single family owner occupied	5,782	2,809	3,778	12,369	692,701	705,070	-
Owner occupied construction	-	-	139	139	19,719	19,858	-
Consumer and other loans
Consumer loans	2,444	1,214	1,137	4,795	134,485	139,280	-
Other	-	2	-	2	4,778	4,780	-
Total loans	$10,957	$4,324	$9,715	$24,996	$2,219,300	$2,244,296	$-

	December 31, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$52	$-	$120	$172	$65,634	$65,806	$-
Commercial and industrial	325	35	1,394	1,754	131,876	133,630	-
Multi-family residential	97	-	-	97	100,305	100,402	-
Single family non-owner occupied	1,210	583	795	2,588	196,190	198,778	-
Non-farm, non-residential	1,002	441	2,333	3,776	703,730	707,506	-
Agricultural	73	7	101	181	9,160	9,341	-
Farmland	52	-	222	274	14,739	15,013	-
Consumer real estate loans
Home equity lines	275	388	333	996	78,861	79,857	-
Single family owner occupied	4,740	2,584	3,880	11,204	692,660	703,864	-
Owner occupied construction	139	-	-	139	16,771	16,910	-
Consumer and other loans
Consumer loans	3,469	1,182	1,049	5,700	124,094	129,794	-
Other	-	-	-	-	4,668	4,668	-
Total loans	$11,434	$5,220	$10,227	$26,881	$2,138,688	$2,165,569	$-

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

	March 31, 2022			December 31, 2021
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	1,116	1,322	118.46%	2,216	2,312	104.33%
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$1,116	$1,322	118.46%	$2,216	$2,312	104.33%

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

From March, 2020, through March 31, 2022, the Company modified a total of 4,168 loans with principal balances totaling $478.83 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  The Company’s policy is to downgrade commercial loans modified for COVID-19 to Special Mention due to a higher-than-usual level of risk, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company will consider upgrading these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting.  As of   March 31, 2022, total COVID-19 loan deferrals stood at $3.01 million.

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	March 31, 2022			December 31, 2021
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$391	$467	$858	$396	$470	$866
Single family non-owner occupied	414	1,317	1,731	857	1,100	1,957
Non-farm, non-residential	-	1,991	1,991	-	2,021	2,021
Consumer real estate loans
Home equity lines	-	65	65	-	67	67
Single family owner occupied	1,428	4,915	6,343	1,266	4,755	6,021
Owner occupied construction	-	-	-	-	212	212
Consumer and other loans
Consumer loans	-	27	27	-	27	27
Total TDRs	$2,233	$8,782	$11,015	$2,519	$8,652	$11,171

Allowance for credit losses related to TDRs			$-			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(Amounts in thousands)
Interest income recognized	$105	$104

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended March 31,
	2022			2021
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family non-owner occupied	-	-	-	-	-	-
Single family owner occupied	1	$31	$32	-	-	-
Payment deferral
Construction, development, and other land	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Total principal deferral	-	-	-	1	1,390	1,390

(1)	Represents the loan balance immediately following modification

There wasone payment default on loans modified as TDRs restructured within the previous 12 months for $41 thousand as of March 31, 2022, and none as of   March 31, 2021

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2022	December 31, 2021
(Amounts in thousands)
OREO	$848	$1,015

OREO secured by residential real estate	$290	$337
Residential real estate loans in the foreclosure process(1)	$2,475	$2,210

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended March 31, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,775	$9,972	$3,111	$27,858
Provision for (recovery of) loan losses charged to operations	1,108	(241)	1,094	1,961
Charge-offs	(257)	(6)	(1,039)	(1,302)
Recoveries	270	39	155	464
Net charge-offs	13	33	(884)	(838)
Ending balance	$15,896	$9,764	$3,321	$28,981

	Three Months Ended March 31, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
(Recovery of) provision for credit losses charged to operations	(3,070)	(1,542)	611	(4,001)
Charge-offs	(757)	(10)	(963)	(1,730)
Recoveries	392	343	270	1,005
Net charge-offs	(365)	333	(693)	(725)
Ending balance	$19,586	$11,887	$3,090	$34,563

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2022	December 31, 2021
(Amounts in thousands)
Noninterest-bearing demand deposits	$860,652	$842,783
Interest-bearing deposits:
Interest-bearing demand deposits	680,075	676,254
Money market accounts	319,203	293,915
Savings deposits	583,125	561,576
Certificates of deposit	224,025	237,919
Individual retirement accounts	115,864	116,944
Total interest-bearing deposits	1,922,292	1,886,608
Total deposits	$2,782,944	$2,729,391

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

The Company’s current operating leases relate to one existing bank branch and the remaining two operating leases were acquired in separate bank acquisitions.  Neither of the two acquired operating leases are for bank branches.  One of the leases terminates in April of 2022; while the other acquired lease will terminate in July of 2029. No ROU assest was recorded in the acquisition transaction for the lease maturing in April 2022, as the ROU asset was deemed impaired at the acquisition date; a lease liability was recorded in the amount of $82 thousand.  The Company’s ROU asset was $718 thousand as of March 31, 2022 compared to $741 thousand as of December 31, 2021. The operating lease liability as of March 31, 2022 was $739 thousand compared to $770 thousand as of December 31, 2021. The Company’s total operating leases have remaining terms of  1 month to 7.25  years;compared with 4  months to 7.5 years as of December 31, 2021. The March 31, 2022 weighted average discount rate of 3.22% did not change from December 31, 2021.

Future minimum lease payments as of the dates indicated are as follows:

Year	March 31, 2022
(Amounts in thousands)
2023	$122
2024	119
2025	113
2026	101
2027 and thereafter	336
Total lease payments	791
Less: Interest	(52)
Present value of lease liabilities	$739

Year	December 31, 2021
(Amounts in thousands)
2022	$131
2023	119
2024	117
2025	101
2026 and thereafter	362
Total lease payments	830
Less: Interest	(60)
Present value of lease liabilities	$770

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$2,488	0.08%	$1,536	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of March 31, 2022, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $425.09 million, net of FHLB letters of credit of $149.57 million, as of March 31, 2022. As of March 31, 2022, the Company pledged $750.13 million in qualifying loans to secure the FHLB borrowing capacity.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2022. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2022			December 31, 2021
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,287	$-	$23	$4,388	$-	$229
Derivatives not designated as hedges
Interest rate swaps	$7,841	$-	$156	$7,890	$-	$608
Total derivatives	$12,128	$-	$179	$12,278	$-	$837

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2022	2021	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$25	$28	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	51	68	Interest and fees on loans
Total derivative expense	$76	$96

Note 10. Employee Benefit Plans

The Company maintains two nonqualified domestic, noncontributory defined benefit plans (the “Benefit Plans”) for key members of senior management and non-management directors. The Company’s unfunded Benefit Plans include the Supplemental Executive Retention Plan ("SERP") and the Directors’ Supplemental Retirement Plan. The SERP was frozen near the end of 2021; the Director's Plan was fundamentally frozen at that time as well. The following table presents the components of net periodic pension cost and the effect on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
	2022	2021	Income Statement Location
(Amounts in thousands)
Service cost	$-	$88	Salaries and employee benefits
Interest cost	83	79	Other expense
Amortization of prior service cost	-	31	Other expense
Amortization of losses	34	66	Other expense
Net periodic cost	$117	$264

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
(Amounts in thousands, except share and per share data)
Net income	$9,515	$14,602

Weighted average common shares outstanding, basic	16,817,284	17,669,937
Dilutive effect of potential common shares
Stock options	17,814	24,956
Unvested stock awards	29,417	34,292
Total dilutive effect of potential common shares	47,231	59,248
Weighted average common shares outstanding, diluted	16,864,515	17,729,185

Basic earnings per common share	$0.57	$0.83
Diluted earnings per common share	0.56	0.82

Antidilutive potential common shares
Stock options	131,198	13,990
Unvested stock awards	-	7,809
Total potential antidilutive shares	131,198	21,799

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$15	$(1,561)	$(1,546)
Other comprehensive loss before reclassifications	(4,658)	(335)	(4,993)
Reclassified from AOCI	-	27	27
Other comprehensive loss, net	(4,658)	(308)	(4,966)
Ending balance	$(4,643)	$(1,869)	$(6,512)

	Three Months Ended March 31, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,106	$(3,029)	$(1,923)
Other comprehensive loss before reclassifications	(646)	(163)	(809)
Reclassified from AOCI	-	77	77
Other comprehensive loss, net	(646)	(86)	(732)
Ending balance	$460	$(3,115)	$(2,655)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2022	2021	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	Income before income taxes
Income tax expense	-	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$31	Salaries and employee benefits
Amortization of net actuarial benefit cost	34	66	Salaries and employee benefits
Reclassified out of AOCI, before tax	34	97	Income before income taxes
Income tax expense	7	20	Income tax expense
Reclassified out of AOCI, net of tax	27	77	Net income
Total reclassified out of AOCI, net of tax	$27	$77	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$444	$-	$444	$-
U.S. Treasury Notes	115,430	-	115,430	-
Municipal securities	25,859	-	25,859	-
Corporate Notes	38,306		38,306
Mortgage-backed Agency securities	88,664	-	88,664	-
Total available-for-sale debt securities	268,703	-	268,703	-
Equity securities	55	-	55	-
Fair value loans	12,751	-	-	12,751
Deferred compensation assets	5,220	5,220	-	-
Deferred compensation liabilities	5,220	5,220	-	-
Derivative liabilities	179	-	179	-

	December 31, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$466	$-	$466	$-
Municipal securities	28,794	-	28,794	-
Corporate notes	9,919	-	9,919	-
Mortgage-backed Agency securities	37,113	-	37,113	-
Total available-for-sale debt securities	76,292	-	76,292	-
Equity securities	55	-	55	-
Fair value loans	13,106	-	-	13,106
Deferred compensation assets	5,245	5,245	-	-
Deferred compensation liabilities	5,245	5,245	-	-
Derivative liabilities	837	-	837	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$1,322	$-	$-	$1,322
OREO	$848	$-	$-	$848

	December 31, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$2,312	$-	$-	$2,312
OREO	1,015	-	-	1,015

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	March 31, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	10% to 65% (32%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 11% (6%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 87% (32%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$457,306	$457,306	$457,306	$-	$-
Debt securities available for sale	268,703	268,703	-	268,703	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,215,315	2,154,155	-	-	2,154,155
Interest receivable	8,100	8,100	-	8,100	-
Deferred compensation assets	5,220	5,220	5,220	-	-

Liabilities
Time deposits	339,889	341,029	-	341,029	-
Securities sold under agreements to repurchase	2,488	2,488	-	2,488	-
Interest payable	216	216	-	216	-
Derivative financial liabilities	179	179	-	179	-
Deferred compensation liabilities	5,220	5,220	5,220	-	-

	December 31, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$677,439	$677,439	$677,439	$-	$-
Debt securities available for sale	76,292	76,292	-	76,292	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,137,711	2,108,513	-	-	2,108,513
Interest receivable	7,900	7,900	-	7,900	-
Deferred compensation assets	5,245	5,245	5,245	-	-

Liabilities
Time deposits	354,863	352,000	-	352,000	-
Securities sold under agreements to repurchase	1,536	1,536	-	1,536	-
Interest payable	314	314	-	314	-
Deferred compensation liabilities	5,245	5,245	5,245	-	-
Derivative liabilities	837	837	-	837	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2022	December 31, 2021
(Amounts in thousands)
Commitments to extend credit	$270,184	$272,447
Standby letters of credit and financial guarantees(1)	152,286	153,717
Total off-balance sheet risk	$422,470	$426,164

Allowance for unfunded commitments	$775	$678

(1)	Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2022, the Bank operated 49 branches in Virginia, West Virginia, North Carolina and Tennessee. As of March 31, 2022, full-time equivalent employees, calculated using the number of hours worked, totaled 610. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2022, the Trust Division and FCWM managed and administered $1.28 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

On March 29, 2022, the Bank entered into a Purchase and Assumption Agreement with Benchmark Community Bank, the banking subsidiary of Benchmark Bankshares, Inc., to sell its Emporia, Virginia branch. The sale includes the branch real estate, certain personal property, and all deposits associated with the branch.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2022, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2021 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2022, and financial condition as of March 31, 2022, include the following:

●

Net income of $9.52 million for the quarter was a decrease of $5.09 million, or $0.26 per diluted common share, compared to the same quarter of 2021. The decrease was primarily driven by a return to more normalized expense in the provision for credit losses of $1.96 million for the first quarter of 2022 compared to a $4.00 million reversal of provision in the first quarter of 2021. The current year provision is largely due to robust loan growth in the first quarter, principally led by commercial loan demand. The reversal of provision in the first quarter of 2021 was driven by a significantly improved economic outlook than in early 2020.

●

Salaries and employee benefits increased $787 thousand, or 7.23%, from last year.  During the quarter, the Company implemented annualized wage increases of approximately $2.5 million as part of its strategic iniative to enhance Human Capital Management, which included an increased minimum wage.

●	Despite the significant increase in credit loss provision between the two periods, annualized first quarter return on average assets was 1.20% and return on average common equity was 8.98%.
●	Non-performing loans to total loans remained at 0.96% of total loans and continues the declining trend experienced over the past four quarters. Net charge-offs for the first quarter of 2022 were $838 thousand, or 0.15%, of annualized average loans, compared to net charge-offs of $725 thousand, or 0.14% of annualized average loans, for the same period in 2021.
●	The Company's loan portfolio increased by $78.73 million during the first quarter of 2022. Loan demand and originations increased in all categories, including construction, commercial real estate, residential mortgage, and consumer loans.
●	The allowance for credit losses to total loans remained at 1.29% of total loans.
●	Book value per share at March 31, 2022, was $25.27, a decrease of $0.07 from year-end 2021.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
(Amounts in thousands, except per	March 31,		Increase
share data)	2022	2021	(Decrease)	% Change

Net income	$9,515	$14,602	$(5,087)	-34.84%

Basic earnings per common share	0.57	0.83	(0.26)	-31.33%
Diluted earnings per common share	0.56	0.82	(0.26)	-31.71%

Return on average assets	1.20%	1.94%	-0.74%	-38.14%
Return on average common equity	8.98%	13.94%	-4.96%	-35.58%

Three-Month Comparison. Net income decreased $5.09 million in the first quarter of 2022 largely due to a $5.96 million increase in the provision for credit losses. Provision for credit losses totaled $1.96 million for the first quarter of 2022 compared to a reversal of provision of $4.00 million in the first quarter of 2021.  The current year provision is largely due to the growth in loans in the first quarter, in particular commercial loan demand.  The reversal of provision in the first quarter of 2021 was driven by significantly improved economic forecasts.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,200,003	$24,698	4.55%	$2,165,054	$26,582	4.98%
Securities available for sale	140,975	800	2.30%	83,634	573	2.78%
Interest-bearing deposits	544,718	249	0.19%	468,067	118	0.10%
Total earning assets	2,885,696	25,747	3.62%	2,716,755	27,273	4.07%
Other assets	328,212			331,483
Total assets	$3,213,908			$3,048,238

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$679,211	$28	0.02%	$613,003	$39	0.03%
Savings deposits	881,295	66	0.03%	778,430	91	0.05%
Time deposits	346,902	392	0.46%	412,986	739	0.73%
Total interest-bearing deposits	1,907,408	486	0.10%	1,804,419	869	0.19%
Borrowings
Retail repurchase agreements	1,993	-	N/M	1,234	-	N/M
Total borrowings	1,993	-	N/M	1,234	-	N/M
Total interest-bearing liabilities	1,909,401	486	0.10%	1,805,653	869	0.19%
Noninterest-bearing demand deposits	835,921			777,876
Other liabilities	38,956			39,926
Total liabilities	2,784,278			2,623,455
Stockholders' equity	429,630			424,783
Total liabilities and stockholders' equity	$3,213,908			$3,048,238
Net interest income, FTE(1)		$25,261			$26,404
Net interest rate spread			3.52%			3.88%
Net interest margin, FTE(1)			3.55%			3.94%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $866 thousand and $1.19 million for the three months ended March 31, 2022 and 2021, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2022 Compared to 2021
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$1,740	$(9,232)	$5,608	$(1,884)
Securities available-for-sale	1,593	(399)	(967)	227
Interest-bearing deposits with other banks	78	389	(336)	131
Total interest earning assets	3,411	(9,242)	4,305	(1,526)

Interest paid on
Demand deposits	17	(56)	28	(11)
Savings deposits	49	(133)	59	(25)
Time deposits	(480)	(1,104)	1,237	(347)
Retail repurchase agreements	-	-	-	-
FHLB advances and other borrowings	-	-	-	-
Total interest-bearing liabilities	(414)	(1,293)	1,324	(383)

Change in net interest income(1)	$3,825	$(7,949)	$2,981	$(1,143)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 73.23% of total net interest and noninterest income in the first quarter of 2022 compared to 77.64% in the same quarter of 2021. Net interest income on a GAAP basis decreased $1.13 million, or 4.30%, compared to a decrease of $1.14 million, or 4.33%, on a FTE basis. The net interest margin on a FTE basis decreased 39 basis points and the net interest spread on a FTE basis decreased 36 basis points. The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment.

Average earning assets increased $168.94 million, or 6.22%, primarily due to an increase of $76.65 million, or 16.38% in overnight funds.  Securites available for sale increased $57.34 million, or 68.56% due to recent purchases of $203.17 million.  In addition, average loans increased $34.95 million, or 1.61%, primarily due to strong levels of loan demand in all categories.  Average interest-bearing deposits increased $102.99 million, or 5.71%.  This increase is primarily due to unprecedented levels of federal government stimulus during the pandemic.  The yield on earning assets decreased 45 basis points, or 11.06%, primarily due to the historically low rate environment. The average loan to deposit ratio decreased to 80.19% from 83.84% in the same quarter of 2021. Non-cash accretion income decreased $321 thousand, or 27.04%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $103.75 million, or 5.75%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 9 basis points. Average interest-bearing deposits increased $102.99 million, or 5.71%, which was driven by unprecedented levels of federal government stimulus during the pandemic.  Savings deposits increased $102.87 million, or 13.21%, and interest-bearing demand deposits increased $66.21 million, or 10.80%.  These increases were offset by a decrease in time deposits of $66.08 million, or 16.00%.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations increased $5.96 million, or 149.01%, in the first quarter of 2022 compared to the same quarter of 2021. Provision for credit lossess of $1.96 million was recorded in the first quarter of 2022 and was primarily attributable to loan growth in the first quarter. A reversal in provision of $4.00 million was recorded in the first quarter of 2021 and was due to significantly improved economic forecasts.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2022	2021	(Decrease)	Change
(Amounts in thousands)
Wealth management	$972	$881	$91	10.33%
Service charges on deposits	3,498	3,031	467	15.41%
Other service charges and fees	3,017	3,022	(5)	-0.17%
Other operating income	1,707	635	1,072	168.82%
Total noninterest income	$9,194	$7,569	$1,625	21.47%

Three-Month Comparison. Noninterest income comprised 23.27% of total net interest and noninterest income in the first quarter of 2022 compared to 23.28% in the same quarter of 2021. Noninterest income increased $1.63 million or 21.47%.  Other operating income increased $1.07 million, or 168.82%.  The increase was primarily due to a fair value increase recognized in earnings of $578 thousand for interest rate swaps that do no qualify as a fair value hedge; as well as a gain of $394 thousand recognized on a bank-owned property sold during the first quarter of 2022.  Service charges on deposits increased $467 thousand, or 15.41% compared with the same quarter of 2021.  The increase is primarily attributable to increased customer activity compared to the activity levels experienced during 2021.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2022	2021	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$11,671	$10,884	$787	7.23%
Occupancy expense	1,269	1,275	(6)	-0.47%
Furniture and equipment expense	1,614	1,367	247	18.07%
Service fees	1,503	1,335	168	12.58%
Advertising and public relations	540	335	205	61.19%
Professional fees	453	466	(13)	-2.79%
Amortization of intangibles	357	357	-	0.00%
FDIC premiums and assessments	218	199	19	9.55%
Other operating expense	2,361	2,602	(241)	-9.26%
Total noninterest expense	$19,986	$18,820	$1,166	6.20%

Three-Month Comparison. Noninterest expense increased $1.17 million, or 6.20%, in the first quarter of 2022 compared to the same quarter of 2021. The increase was largely attributable to an increase in salaries and employee benefits of $787 thousand or 7.23%.  Early in the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.5 million as part of its strategic initiative to enhance Human Capital Management, which included an increased minimum wage.

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

Three-Month Comparison. Income tax expense decreased $1.55 million, or 34.88% and was primarily due to the decrease in pre-tax income.  The effective tax rate remained level decreasing only one basis point to 23.27% in the first quarter of 2022 from 23.28% in the same quarter of 2021.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(Amounts in thousands)
Net interest income, GAAP	$25,153	$26,282
FTE adjustment(1)	108	122
Net interest income, FTE	25,261	26,404

Net interest margin, GAAP	3.53%	3.92%
FTE adjustment(1)	0.02%	0.02%
Net interest margin, FTE	3.55%	3.94%

(1) FTE basis of 21%.

Financial Condition

Total assets as of March 31, 2022, increased $49.61 million, or 1.55% from December 31, 2021. The increase in assets was primarily driven by an increase in securities available-for-sale of $192.41 million, or 252.20%.  Loans increased $78.73 million, or 3.64%.  These increases were offset by a decrease in overnight funds of $223.29 million, or 35.61%.   In addition, total liabilities increased $53.23 million, or 1.92% as of March 31, 2022, from December 31, 2021.  The increase in liabilities was primarily driven by an increase in total deposits of $53.55 million, or 1.96%.

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

Available-for-sale debt securities as of March 31, 2022, increased $192.41 million, or 252.20%, compared to December 31, 2021.  The increase is due to the purchase of $203.17 million in securities comprised of U. S. Treasury Notes, mortgage-backed securities, and corporate notes.  The purchases were offset by $4.76 million in maturities, prepayments, and calls.  The market value of debt securities available for sale as a percentage of amortized cost was 97.86% as of March 31, 2022, compared to 100.02% as of December 31, 2021.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2022 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2022		December 31, 2021		March 31, 2021
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$77,460	3.45%	$65,806	3.04%	$45,328	2.11%
Commercial and industrial	152,885	6.81%	133,630	6.17%	162,227	7.56%
Multi-family residential	115,269	5.14%	100,402	4.64%	105,592	4.92%
Single family non-owner occupied	198,282	8.83%	198,778	9.18%	187,896	8.75%
Non-farm, non-residential	728,142	32.44%	707,506	32.67%	718,830	33.49%
Agricultural	9,496	0.42%	9,341	0.43%	9,723	0.45%
Farmland	14,313	0.64%	15,013	0.69%	19,014	0.89%
Total commercial loans	1,295,847	57.73%	1,230,476	56.82%	1,248,610	58.17%
Consumer real estate loans
Home equity lines	79,461	3.54%	79,857	3.69%	92,095	4.29%
Single family owner occupied	705,070	31.43%	703,864	32.50%	665,128	30.97%
Owner occupied construction	19,858	0.88%	16,910	0.78%	18,376	0.86%
Total consumer real estate loans	804,389	35.85%	800,631	36.97%	775,599	36.12%
Consumer and other loans
Consumer loans	139,280	6.21%	129,794	5.99%	117,904	5.49%
Other	4,780	0.21%	4,668	0.22%	4,527	0.21%
Total consumer and other loans	144,060	6.42%	134,462	6.21%	122,431	5.70%
Total loans held for investment, net of unearned income	2,244,296	100.00%	2,165,569	100.00%	2,146,640	100.00%
Less: allowance for credit losses	28,981		27,858		34,563
Total loans held for investment, net of unearned income and allowance	$2,215,315		$2,137,711		$2,112,077

Total loans increased $78.73 million compared to December 31, 2021 with increases in all three loan segments.  The largest increase, $65.37 million, occurred in the commercial loan segment.   The increase was comprised of increases of $20.64 million in non-farm, non-residential real estate, $19.26 million in commercial and industrial, $14.87 million in multi-family, and $11.65 million in construction, development, and other land. Consumer and other loans increased $9.60 million, or 7.14%, with consumer loans being the driving factor in the increase.  Additionally, the consumer real estate loan segment increased by $3.76 million.  The increase occurred primarily in owner occupied construction, with an increase of $2.95 million, or 17.43%.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2022	December 31, 2021	March 31, 2021
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$20,487	$20,768	$26,106
Accruing loans past due 90 days or more	-	87	171
TDRs(1)	1,141	1,367	308
Total nonperforming loans	21,628	22,222	26,585
OREO	848	1,015	1,740
Total nonperforming assets	$22,476	$23,237	$28,325

Additional Information
Total Accruing TDRs(2)	8,782	8,652	9,027

Asset Quality Ratios:
Nonperforming loans to total loans	0.96%	1.03%	1.24%
Nonperforming assets to total assets	0.69%	0.73%	0.90%
Allowance for loan losses to nonperforming loans	134.00%	125.36%	130.01%
Allowance for loan losses to total loans	1.29%	1.29%	1.61%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.73 million, $1.80 million, and $2.09 million for the periods ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $2.23 million, $2.52 million, and $3.48 million for the periods ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.  They are included in nonaccrual loans.

Nonperforming assets as of March 31, 2022, decreased $761 thousand, or 3.27%, from December 31, 2021, with decreases occurring in all categories.  Nonaccrual loans decreased $281 thousand, or 1.35%, non-performing TDR's decreased $226 thousand, or 16.53%, OREO decreased $167 thousand, or 16.45%, and 90 days past due and still accruing decreased $87 thousand or 100.00%.  As of March 31, 2022, nonaccrual loans were largely attributed to single family owner occupied (43.78%), non-farm, non-residential (16.49%), and single family non-owner occupied loans (12.61%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $31.24 million as of March 31, 2022, a decrease of $1.87 million, or 5.65%, compared to $33.10 million as of December 31, 2021. Delinquent loans as a percent of total loans totaled 1.39% as of March 31, 2022, which includes past due loans (0.48%) and nonaccrual loans (0.91%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of March 31, 2022, increased $130 thousand, or 1.50%, to $8.78 million from December 31, 2021. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of March 31, 2022, decreased $226 thousand compared to December 31, 2021. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 12.99% as of March 31, 2022, compared to 15.81% as of December 31, 2021. There were no specific reserves related to TDRs as of March 31, 2022, or December 31, 2021.

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

Through March 31, 2022 we had modified a total of 4,168 loans for $478.83  million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company has upgraded these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of March 31, 2022, total COVID-19 loan deferrals stood at $3.01 million; compared to  $2.92  million, at December 31, 2021; and down significantly from $17.48 million at March 31, 2021.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $167 thousand, or 16.45%, as of March 31, 2022, compared to December 31, 2021, and consisted of 9 properties with an average holding period of approximately 17 months. The net gain on the sale of OREO totaled $5 thousand for the three months ended March 31, 2022, compared to a net loss of $316 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,

	2022	2021
(Amounts in thousands)
Beginning balance	$1,015	$2,083
Additions	17	460
Disposals	(184)	(593)
Valuation adjustments	-	(210)
Ending balance	$848	$1,740

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation - Significant Accounting Policies" for further details. As of March 31, 2022, the balance of the ACL for loans was $28.98 million, or 1.29% of total loans. The ACL at March 31, 2022, increased $1.12 million from the balance of $27.86 million recorded at December 31, 2021. This increase included a $1.96 million provision offset by net charge-offs for the three months of $838 thousand. The provision was primarily driven by loan growth in the first quarter.

At March 31, 2022, the Company also had an allowance for unfunded commitments of $775 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first quarter of 2022, the provision for credit losses on unfunded commitments was $97 thousand compared to $66 thousand recorded in the same period of 2021.

The following table presents the changes in the allowance for credit losses for loans during the periods indicated:

	Three Months Ended March 31,
	2022	2021

(Amounts in thousands)
Beginning balance	$27,858	$26,182
Cumulative effect of adoption of ASU 2016-13	-	13,107
Provision for (recovery of) loan losses charged to operations	1,961	(4,001)
Charge-offs	(1,302)	(1,730)
Recoveries	464	1,005
Net charge-offs	(838)	(725)
Ending balance	$28,981	$34,563

Deposits

Total deposits as of March 31, 2022, increased $53.55 million, or 1.96%, compared to December 31, 2021. The increase was largely attributable to savings and interest-bearing demand deposits which increased $46.84 million, or 5.47% and $3.82 million, or 0.57%, respectively. Noninterest-bearing demand deposits also reflected growth with an increase of $17.87 million, or 2.12%. These increases were offset by a decrease in time deposits of $14.97 million, or 4.22%.

Borrowings

Total borrowings as of March 31, 2022, increased $952 thousand, or 61.98%, compared to December 31, 2021.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2022, the Company’s cash reserves and short-term investment securities totaled $2.47 million and $17.28 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2022, our unencumbered cash totaled $457.31 million, unused borrowing capacity from the FHLB totaled $425.09 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $247.33 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Three Months Ended March 31,
	2022	2021
(Amounts in thousands)
Net cash provided by operating activities	$10,438	$12,615
Net cash (used) provided by investing activities	(276,551)	41,442
Net cash provided by financing activities	45,980	118,127
Net increase in cash and cash equivalents	(220,133)	172,184
Cash and cash equivalents, beginning balance	677,439	456,561
Cash and cash equivalents, ending balance	$457,306	$628,745

Cash and cash equivalents decreased $220.13 million for the three months ended March 31, 2022, compared to an increase of $172.18 million for the same period of the prior year. The decrease in cash and cash equivalents for the three month period was due largely to the purchase of securities available for sale of $203.17 million and the funding of $78.72 million in loan originations.  The decreases were offset by an net increase in deposits of $53.55 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2022, decreased $3.62 million, or 0.85%, to $424.16 million from $427.78 million as of December 31, 2021. The change in stockholders’ equity was largely due to net income of $9.52 million offset by other comprehensive loss of $4.97 million, dividends declared on our common stock of $4.54 million, and the repurchase of 132,000 shares of our common stock totaling $4.09 million.  In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share decreased $0.07, or 0.28%, to $25.27 as of March 31, 2022, from $25.34 as of December 31, 2021.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2021 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2022		December 31, 2021
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.70%	12.62%	14.39%	13.37%
Tier 1 risk-based capital ratio	13.70%	12.62%	14.39%	13.37%
Total risk-based capital ratio	14.96%	13.87%	15.65%	14.62%
Tier 1 leverage ratio	9.60%	8.84%	9.65%	8.94%

Our risk-based capital ratios as of March 31, 2022, decreased from December 31, 2021, due to a increase in our risk-weighted assets. The increase in risk-weighted assets was primarily due to the increase in total loans from year-end 2021.  As of March 31, 2022, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2022.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2022	December 31, 2021
(Amounts in thousands)
Commitments to extend credit	$270,184	$272,447
Standby letters of credit and financial guarantees (1)	152,286	153,717
Total off-balance sheet risk	$422,470	$426,164

Allowance for unfunded commitments	$775	$678

(1)	Includes FHLB letters of credit

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

As of March 31, 2022, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 25 to 50 basis points. The level of benchmark interest rates at year-end 2021, rendered a complete downward shock of 100 basis points meaningless; accordingly, a downward rate scenario is only presented for the current period. In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	March 31, 2022		December 31, 2021
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
300	$8,585	8.49%	$14,960	14.90%
200	6,065	6.00%	10,303	10.30%
100	3,349	3.31%	5,502	5.50%
(100)	(6,966)	-6.89%	N/A	N/A

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

Astronomic federal government spending, growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, have contributed to rising inflation. In response, the FRB has begun raising interest rates and signaled that it will continue to raise rates, taper its purchase of mortgage and other bonds and reduce the size of the balance sheet over time. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) in 2023, the Company has developed a LIBOR transition plan.  In 2018, the Company discontinued the use of LIBOR as a reference rate in new loan originations.  Additionally, the Company has the ability to substitute an alternative referenced rate for most adjustable rate loans originated prior to 2018.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2021, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2021 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We repurchased 132,000 shares of our common stock during the first quarter of 2022; compared to 187,700 shares purchased during the same quarter of 2021.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

January 1-31, 2022	43,600	$34.04	43,600	1,407,014
February 1-28, 2022	39,600	30.12	39,600	1,367,414
March 1-31, 2022	48,800	28.90	48,800	1,318,614
Total	132,000	$1.00	132,000

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

ITEM 6.	Exhibits

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

10.9.6*	Amendment #5 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan.
10.9.7*	Amendment #6 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan.
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2022, (Unaudited) and December 31, 2021; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of May, 2022.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)