Form 10-Q
period 2022-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2022-08-05
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
or

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
☐ Yes ☑ No

As of July 29, 2022, there were 16,412,444 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the effects of the COVID-19 pandemic, including the negative impacts and disruptions to the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company’s business;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the growth and profitability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2022	2021(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$53,556	$47,067
Federal funds sold	341,627	627,036
Interest-bearing deposits in banks	3,059	3,336
Total cash and cash equivalents	398,242	677,439
Debt securities available for sale	287,767	76,292
Loans held for investment, net of unearned income	2,299,798	2,165,569
Allowance for credit losses	(29,749)	(27,858)
Loans held for investment, net	2,270,049	2,137,711
Premises and equipment, net	49,752	52,284
Other real estate owned	579	1,015
Interest receivable	8,433	7,900
Goodwill	129,565	129,565
Other intangible assets	4,905	5,622
Other assets	109,085	106,691
Total assets	$3,258,377	$3,194,519

Liabilities
Deposits
Noninterest-bearing	$877,962	$842,783
Interest-bearing	1,920,577	1,886,608
Total deposits	2,798,539	2,729,391
Securities sold under agreements to repurchase	2,635	1,536
Interest, taxes, and other liabilities	39,157	35,817
Total liabilities	2,840,331	2,766,744

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 23,634,702 shares issued and 16,502,144 outstanding at June 30, 2022; 23,971,347 shares issued and 16,878,220 outstanding at December 31, 2021	16,502	16,878
Additional paid-in capital	136,705	147,619
Retained earnings	276,499	264,824
Accumulated other comprehensive loss	(11,660)	(1,546)
Total stockholders' equity	418,046	427,775
Total liabilities and stockholders' equity	$3,258,377	$3,194,519

(1) Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$25,651	$25,937	$50,292	$52,477
Interest on securities -- taxable	1,373	159	1,929	357
Interest on securities -- tax-exempt	178	276	372	573
Interest on deposits in banks	768	166	1,016	282
Total interest income	27,970	26,538	53,609	53,689
Interest expense
Interest on deposits	422	724	908	1,593
Interest on short-term borrowings	1	-	1	-
Total interest expense	423	724	909	1,593
Net interest income	27,547	25,814	52,700	52,096
Provision for (recovery of) credit losses	510	(2,230)	2,471	(6,231)
Net interest income after provision for loan losses	27,037	28,044	50,229	58,327
Noninterest income
Wealth management	993	1,058	1,965	1,939
Service charges on deposits	3,672	3,098	7,170	6,129
Other service charges and fees	3,297	3,166	6,314	6,188
Other operating income	892	1,475	2,599	2,110
Total noninterest income	8,854	8,797	18,048	16,366
Noninterest expense
Salaries and employee benefits	11,518	10,216	23,189	21,100
Occupancy expense	1,165	1,115	2,434	2,390
Furniture and equipment expense	1,496	1,457	3,110	2,824
Service fees	2,563	1,513	4,066	2,848
Advertising and public relations	577	616	1,117	951
Professional fees	544	290	997	756
Amortization of intangibles	360	360	717	717
FDIC premiums and assessments	257	204	475	403
Other operating expense	2,775	3,590	5,136	6,192
Total noninterest expense	21,255	19,361	41,241	38,181
Income before income taxes	14,636	17,480	27,036	36,512
Income tax expense	3,423	4,077	6,308	8,507
Net income	$11,213	$13,403	$20,728	$28,005

Earnings per common share
Basic	$0.67	$0.77	$1.24	$1.59
Diluted	0.67	0.76	1.24	1.59
Weighted average shares outstanding
Basic	16,662,817	17,486,182	16,739,624	17,577,552
Diluted	16,682,615	17,536,144	16,772,847	17,631,330

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Amounts in thousands)
Net income	$11,213	$13,403	$20,728	$28,005
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities	(6,550)	17	(12,447)	(800)
Net unrealized (losses) gains on available-for-sale debt securities	(6,550)	17	(12,447)	(800)
Employee benefit plans:
Net actuarial loss	(1)	-	(423)	(206)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	33	96	67	193
Net unrealized (losses) gains on employee benefit plans	32	96	(356)	(13)
Other comprehensive (loss) income, before tax	(6,518)	113	(12,803)	(813)
Income tax (benefit) expense	(1,370)	23	(2,689)	(171)
Other comprehensive (loss) income, net of tax	(5,148)	90	(10,114)	(642)
Total comprehensive income	$6,065	$13,493	$10,614	$27,363

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2022 and 2021

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance April, 1 2021	-	$-	17,592,009	$17,592	$169,173	$241,889	$(2,655)	$425,999
Net income	-	-	-	-	-	13,403	-	13,403
Other comprehensive income	-	-	-	-	-	-	90	90
Common dividends declared -- $0.25 per share	-	-	-	-	-	(4,381)	-	(4,381)
Equity-based compensation expense	-	-	639	1	296	-	-	297
Issuance of common stock to 401(k) plan	-	-	3,499	3	103	-	-	106
Repurchase of common shares at $30.51 per share	-	-	(261,600)	(261)	(7,719)	-	-	(7,980)
Balance June 30, 2021	-	$-	17,334,547	$17,335	$161,853	$250,911	$(2,565)	$427,534

Balance April, 1 2022	-	$-	16,781,975	$16,782	$144,088	$269,798	$(6,512)	$424,156
Net income	-	-	-	-	-	11,213	-	11,213
Other comprehensive loss	-	-	-	-	-	-	(5,148)	(5,148)
Common dividends declared -- $0.27 per share	-	-	-	-	-	(4,512)	-	(4,512)
Equity-based compensation expense	-	-	-	-	181	-	-	181
Issuance of common stock to 401(k) plan	-	-	3,676	4	100	-	-	104
Repurchase of common shares at $28.03 per share	-	-	(283,507)	(284)	(7,664)	-	-	(7,948)
Balance June 30, 2022	-	$-	16,502,144	$16,502	$136,705	$276,499	$(11,660)	$418,046

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Six MONTHS ENDED
June 30, 2022 and 2021

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2021	-	$-	17,722,507	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13						(5,870)		(5,870)
Net income	-	-	-	-	-	28,005	-	28,005
Other comprehensive loss	-	-	-	-	-		(642)	(642)
Common dividends declared -- $0.25 per share	-	-	-	-	-	(8,809)		(8,809)
Equity-based compensation expense	-	-	52,189	52	779		-	831
Issuance of common stock to 401(k) plan	-	-	9,151	9	244	-	-	253
Repurchase of common shares at $28.86 per share	-	-	(449,300)	(449)	(12,515)	-	-	(12,964)
Balance June 30, 2021	-	$-	17,334,547	$17,335	$161,853	$250,911	$(2,565)	$427,534

Balance January 1, 2022	-	$-	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	-	-	-	-	20,728	-	20,728
Other comprehensive loss	-	-	-	-	-	-	(10,114)	(10,114)
Common dividends declared -- $0.54 per share	-	-	-	-	-	(9,053)	-	(9,053)
Equity-based compensation expense	-	-	25,137	25	328	-	-	353
Common stock options exercised	-	-	4,536	5	98	-	-	103
Issuance of common stock to 401(k) plan	-	-	9,758	10	279	-	-	289
Repurchase of common shares at $28.96 per share	-	-	(415,507)	(416)	(11,619)	-	-	(12,035)
Balance June 30, 2022	-	$-	16,502,144	$16,502	$136,705	$276,499	$(11,660)	$418,046

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2022	2021
Operating activities
Net income	$20,728	$28,005
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) credit losses	2,471	(6,231)
Depreciation and amortization of premises and equipment	2,168	2,240
Amortization of premiums on investments, net	117	217
Amortization of FDIC indemnification asset, net	-	1,226
Amortization of intangible assets	717	717
Accretion on acquired loans	(1,736)	(2,442)
Equity-based compensation expense	353	699
Issuance of common stock to 401(k) plan	289	253
(Gain) loss on sale of premises and equipment, net	(381)	524
Loss on sale of other real estate owned	420	251
(Increase) decrease in accrued interest receivable	(533)	572
Decrease (increase) in other operating activities	3,587	(6,322)
Net cash provided by operating activities	28,200	19,709
Investing activities
Proceeds from maturities, prepayments, and calls of securities available for sale	12,812	14,174
Payments to acquire securities available for sale	(236,850)	(11,675)
Net (increase) decrease in loans	(133,395)	39,323
(Purchase of) proceeds from FHLB stock, net	(240)	1,012
Proceeds from sale of premises and equipment	1,145	2,208
Payments to acquire premises and equipment	(469)	(1,669)
Proceeds from sale of other real estate owned	338	1,259
Net cash (used) provided by investing activities	(356,659)	44,632
Financing activities
Increase in noninterest-bearing deposits, net	35,179	46,343
Increase in interest-bearing deposits, net	33,969	73,104
Proceeds from securities sold under agreements to repurchase, net	1,099	30
Proceeds from stock options exercised	103	132
Payments for repurchase of common stock	(12,035)	(12,964)
Payments of common dividends	(9,053)	(8,809)
Net cash provided by financing activities	49,262	97,836
Net (decrease) increase in cash and cash equivalents	(279,197)	162,177
Cash and cash equivalents at beginning of period	677,439	456,561
Cash and cash equivalents at end of period	$398,242	$618,738

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,330	$1,846
Cash paid for income taxes	490	11,704

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	322	810
Loans originated to finance other real estate owned	-	59
Increase in accumulated other comprehensive loss, net of taxes	(10,114)	642

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of June 30, 2022, the accrued interest receivable for investment securities available for sale was $1.32  million.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  June 30, 2022, the accrued interest receivable for loans was $7.11 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  June 30, 2022, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $956 thousand.

Risks and Uncertainties

COVID-19 Virus Developments

During the last two-and-a-half years, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.  As COVID-19 events unfolded, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.

While direct impacts of COVID- 19 appear to be declining and conditions have improved as of June 30, 2022, if there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of COVID- 19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company's management believes its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the pandemic.

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

Standards Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This new accounting topic provides accounting guidance for troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted. The amendments eliminate TDR accounting guidance for issuers that have adopted ASU 2016-13, create a single loan modification accounting model, and clarify disclosure requirments for loan modifications and write-offs. We are currently reviewing the impact of the updated guidance on our Consolidated Financial Statements, but do no anticipate a material impact. At this time, the Company has no plans to early adopt this guidance.

Note 2. Debt Securities

There was no allowance for credit losses for investments as of  June 30, 2022; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$425	$-	$(2)	$423
U.S. Treasury Notes	136,419	-	(2,176)	134,243
Municipal securities	24,461	51	(58)	24,454
Corporate notes	40,625	-	(1,520)	39,105
Agency mortgage-backed securities	98,265	13	(8,736)	89,542
Total	$300,195	$64	$(12,492)	$287,767

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$469	$—	$(3)	$466
Municipal securities	28,596	198	—	28,794
Corporate notes	9,935	—	(16)	9,919
Agency mortgage-backed securities	37,273	513	(673)	37,113
Total	$76,273	$711	$(692)	$76,292

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2022
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$19,637	$19,499
Due after one year but within five years	177,850	174,311
Due after five years but within ten years	4,443	4,415
	201,930	198,225
Agency mortgage-backed securities	98,265	89,542
Total debt securities available for sale	$300,195	$287,767

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$-	$-	$416	$(2)	$416	$(2)
U.S. Treasury Notes	134,243	(2,176)	-	-	134,243	(2,176)
Municipal securities	5,178	(58)	-	-	5,178	(58)
Corporate notes	38,119	(1,520)	-	-	38,119	(1,520)
Agency mortgage-backed securities	76,334	(6,381)	12,009	(2,355)	88,343	(8,736)
Total	$253,874	$(10,135)	$12,425	$(2,357)	$266,299	$(12,492)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$459	$(3)	$459	$(3)
Corporate notes	9,919	(16)	—	—	9,919	(16)
Agency mortgage-backed securities	14,092	(253)	8,384	(420)	22,476	(673)
Total	$24,011	$(269)	$8,843	$(423)	$32,854	$(692)

There were 90 individual debt securities in an unrealized loss position as of June 30, 2022, and the combined depreciation in value represented 4.34% of the debt securities portfolio. There were 23 individual debt securities in an unrealized loss position as of December 31, 2021, and their combined depreciation in value represented 0.91% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2022, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no gross realized gains and losses from the sale of available-for-sale debt securities for the three and six months ended June 30, 2022 and 2021.

The carrying amount of securities pledged for various purposes totaled $34.22 million as of June 30, 2022, and $22.15 million as of December 31, 2021.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.94 million as of June 30, 2022, and $1.65 million  as of December 31, 2021. Deferred loan fees, net of loan costs, totaled $3.90 million as of June 30, 2022, and $5.06 million  as of December 31, 2021. For information about off-balance sheet financing, see Note 14, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $3.90 million and $5.06 million and unamortized discount related to loans acquired of $4.50 million and $5.41 million million for June 30, 2022, and December 31, 2021, respectively.  Accrued interest receivable (AIR) of $7.11 million as of  June 30, 2022, and $7.54 million  as of  December 31, 2021, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	June 30, 2022		December 31, 2021
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$92,840	4.04%	$65,806	3.04%
Commercial and industrial	139,792	6.08%	133,630	6.17%
Multi-family residential	124,274	5.40%	100,402	4.64%
Single family non-owner occupied	195,113	8.48%	198,778	9.18%
Non-farm, non-residential	752,369	32.72%	707,506	32.67%
Agricultural	9,987	0.43%	9,341	0.43%
Farmland	12,833	0.56%	15,013	0.69%
Total commercial loans	1,327,208	57.71%	1,230,476	56.82%
Consumer real estate loans
Home equity lines	78,999	3.44%	79,857	3.69%
Single family owner occupied	722,370	31.41%	703,864	32.50%
Owner occupied construction	17,331	0.75%	16,910	0.78%
Total consumer real estate loans	818,700	35.60%	800,631	36.97%
Consumer and other loans
Consumer loans	148,741	6.47%	129,794	5.99%
Other	5,149	0.22%	4,668	0.22%
Total consumer and other loans	153,890	6.69%	134,462	6.21%
Total loans held for investment, net of unearned income	$2,299,798	100.00%	$2,165,569	100.00%

The Company began participating as a Small Business Administration Paycheck Protection Program lender during the second quarter of 2020. At June 30, 2022, the PPP loans had a current balance of $2.07 million, compared to $20.64 million at December 31, 2021, and were included in commercial and industrial loan balances. Deferred remaining loan origination fees related to the PPP loans, net of deferred loan origination costs, totaled $80 thousand at June 30, 2022, and $733  thousand at December 31, 2021. During the second quarter of 2022, the Company recorded amortization of net deferred loan origination fees of $319 thousand on PPP loans and recorded $654 thousand in amortization for the six month period of 2022 . The Company recorded amortization of net deferred loan origination fees on PPP loans of $608 thousand and $1.53 million in amortization for the same periods, respectively, of 2021. The remaining net deferred loan origination fees will be amortized over the expected life of the respective loans, or until forgiven by the SBA, and will be recognized in net interest income.

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	June 30, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$91,872	$417	$551	$-	$-	$92,840
Commercial and industrial	136,353	982	2,457	-	-	139,792
Multi-family residential	123,403	649	222	-	-	124,274
Single family non-owner occupied	184,275	2,287	8,551	-	-	195,113
Non-farm, non-residential	723,467	16,794	12,108	-	-	752,369
Agricultural	9,754	54	179	-	-	9,987
Farmland	10,584	603	1,646	-	-	12,833
Consumer real estate loans
Home equity lines	75,540	430	3,029	-	-	78,999
Single family owner occupied	692,766	2,041	27,563	-	-	722,370
Owner occupied construction	17,167	-	164	-	-	17,331
Consumer and other loans
Consumer loans	145,934	11	2,796	-	-	148,741
Other	5,149	-	-	-	-	5,149
Total loans	$2,216,264	$24,268	$59,266	$-	$-	$2,299,798

	December 31, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$64,498	$451	$857	$-	$-	$65,806
Commercial and industrial	128,770	1,005	3,855	-	-	133,630
Multi-family residential	98,457	1,090	855	-	-	100,402
Single family non-owner occupied	186,184	3,607	8,977	10	-	198,778
Non-farm, non-residential	665,559	25,624	16,323	-	-	707,506
Agricultural	8,758	70	513	-	-	9,341
Farmland	11,939	633	2,441	-	-	15,013
Consumer real estate loans
Home equity lines	76,259	426	3,172	-	-	79,857
Single family owner occupied	671,459	2,420	29,985	-	-	703,864
Owner occupied construction	16,629	-	281	-	-	16,910
Consumer and other loans
Consumer loans	127,514	16	2,264	-	-	129,794
Other	4,668	-	-	-	-	4,668
Total loans	$2,060,694	$35,342	$69,523	$10	$-	$2,165,569

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$19,079	$49,774	$10,616	$2,732	$3,037	$6,280	$354	$91,872
Special Mention	-	-	-	-	111	270	36	417
Substandard	-	-	255	36	12	248	-	551
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$19,079	$49,774	$10,871	$2,768	$3,160	$6,798	$390	$92,840
Commercial and industrial
Pass	$44,408	$28,875	$15,160	$10,273	$11,012	$8,013	$16,545	$134,286
Special Mention	-	25	35	601	226	-	95	982
Substandard	145	176	222	588	231	578	517	2,457
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$44,553	$29,076	$15,417	$11,462	$11,469	$8,591	$17,157	$137,725
Paycheck Protection Loans
Pass	$-	$2,038	$29	$-	$-	$-	$-	$2,067
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$-	$2,038	$29	$-	$-	$-	$-	$2,067
Multi-family residential
Pass	$33,938	$10,932	$23,800	$4,354	$1,807	$47,638	$934	$123,403
Special Mention	-	-	-	-	-	649	-	649
Substandard	-	-	-	-	-	222	-	222
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$33,938	$10,932	$23,800	$4,354	$1,807	$48,509	$934	$124,274
Non-farm, non-residential
Pass	$134,331	$139,073	$129,979	$57,546	$39,902	$208,618	$14,018	$723,467
Special Mention	-	1,969	868	1,216	2,571	10,020	150	16,794
Substandard	-	1,144	692	2,471	722	6,851	228	12,108
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$134,331	$142,186	$131,539	$61,233	$43,195	$225,489	$14,396	$752,369
Agricultural
Pass	$2,560	$3,779	$1,258	$601	$407	$715	$434	$9,754
Special Mention	-	37	17	-	-	-	-	54
Substandard	-	40	7	84	36	12	-	179
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$2,560	$3,856	$1,282	$685	$443	$727	$434	$9,987
Farmland
Pass	$166	$727	$1,002	$77	$903	$6,176	$1,533	$10,584
Special Mention	-	110	-	-	232	261	-	603
Substandard	-	-	13	-	257	1,376	-	1,646
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$166	$837	$1,015	$77	$1,392	$7,813	$1,533	$12,833

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$1,026	$102	$-	$-	$62	$861	$73,489	$75,540
Special Mention	-	-	-	-	-	-	430	430
Substandard	-	-	85	36	205	1,253	1,450	3,029
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$1,026	$102	$85	$36	$267	$2,114	$75,369	$78,999
Single family Mortgage
Pass	$92,181	$235,009	$213,126	$54,675	$39,796	$241,066	$1,188	$877,041
Special Mention	-	387	85	372	266	3,218	-	4,328
Substandard	382	1,041	715	1,082	2,172	30,722	-	36,114
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$92,563	$236,437	$213,926	$56,129	$42,234	$275,006	$1,188	$917,483
Owner occupied construction
Pass	$2,591	$11,768	$2,005	$32	$16	$755	$-	$17,167
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	163	-	-	1	-	164
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,591	$11,768	$2,168	$32	$16	$756	$-	$17,331
Consumer loans
Pass	$53,360	$49,325	$22,059	$11,474	$3,844	$8,796	$2,225	$151,083
Special Mention	-	3	-	7	-	-	1	11
Substandard	55	1,049	730	645	52	189	76	2,796
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$53,415	$50,377	$22,789	$12,126	$3,896	$8,985	$2,302	$153,890

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$383,640	$531,402	$419,034	$141,764	$100,786	$528,918	$110,720	$2,216,264
Special Mention	-	2,531	1,005	2,196	3,406	14,418	712	24,268
Substandard	582	3,450	2,882	4,942	3,687	41,452	2,271	59,266
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$384,222	$537,383	$422,921	$148,902	$107,879	$584,788	$113,703	$2,299,798

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$40,207	$10,127	$3,081	$3,704	$1,308	$5,717	$354	$64,498
Special Mention	-	266	-	128	-	21	36	451
Substandard	-	-	128	11	291	427	-	857
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$40,207	$10,393	$3,209	$3,843	$1,599	$6,165	$390	$65,806
Commercial and industrial
Pass	$34,539	$18,887	$13,679	$13,772	$4,817	$5,890	$16,544	$108,128
Special Mention	32	60	597	192	28	-	96	1,005
Substandard	184	355	706	384	842	866	518	3,855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,755	$19,302	$14,982	$14,348	$5,687	$6,756	$17,158	$112,988
Paycheck Protection Loans
Pass	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Multi-family residential
Pass	$11,307	$24,299	$4,644	$1,897	$8,413	$46,962	$935	$98,457
Special Mention	-	-	-	-	-	1,090	-	1,090
Substandard	-	-	-	-	-	855	-	855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,307	$24,299	$4,644	$1,897	$8,413	$48,907	$935	$100,402
Non-farm, non-residential
Pass	$147,978	$146,381	$62,651	$50,943	$43,776	$199,812	$14,018	$665,559
Special Mention	397	3,334	823	2,595	9,190	9,135	150	25,624
Substandard	1,161	711	2,508	2,531	3,232	5,953	227	16,323
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$149,536	$150,426	$65,982	$56,069	$56,198	$214,900	$14,395	$707,506
Agricultural
Pass	$4,564	$1,548	$998	$534	$346	$335	$433	$8,758
Special Mention	43	27	-	-	-	-	-	70
Substandard	44	11	282	39	17	120	-	513
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,651	$1,586	$1,280	$573	$363	$455	$433	$9,341
Farmland
Pass	$428	$1,047	$82	$1,125	$887	$6,835	$1,535	$11,939
Special Mention	189	-	-	240	5	199	-	633
Substandard	-	14	519	249	264	1,395	-	2,441
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$617	$1,061	$601	$1,614	$1,156	$8,429	$1,535	$15,013

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$115	$59	$-	$25	$2	$2,168	$73,890	$76,259
Special Mention	-	-	-	-	-	-	426	426
Substandard	-	-	28	249	128	1,316	1,451	3,172
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$115	$59	$28	$274	$130	$3,484	$75,767	$79,857
Single family Mortgage
Pass	$239,917	$225,294	$61,925	$46,716	$41,757	$240,845	$1,189	$857,643
Special Mention	399	510	937	269	137	3,775	-	6,027
Substandard	1,213	799	1,475	1,668	1,878	31,929	-	38,962
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$241,529	$226,603	$64,337	$48,653	$43,772	$276,559	$1,189	$902,642
Owner occupied construction
Pass	$9,689	$4,729	$178	$22	$428	$1,583	$-	$16,629
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	281	-	281
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$9,689	$4,729	$178	$22	$428	$1,864	$-	$16,910
Consumer loans
Pass	$65,018	$31,065	$16,548	$4,980	$2,306	$10,040	$2,225	$132,182
Special Mention	-	-	16	-	-	-	-	16
Substandard	328	663	824	107	78	186	78	2,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$65,346	$31,728	$17,388	$5,087	$2,384	$10,226	$2,303	$134,462

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$570,244	$467,596	$163,786	$123,718	$104,040	$520,187	$111,123	$2,060,694
Special Mention	1,060	4,197	2,373	3,424	9,360	14,220	708	35,342
Substandard	2,930	2,553	6,470	5,238	6,730	43,328	2,274	69,523
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total loans	$574,234	$474,346	$172,629	$132,380	$120,130	$577,745	$114,105	$2,165,569

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2022			December 31, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$277	$-	$277	$409	$-	$409
Commercial and industrial	435	-	435	1,734	-	1,734
Multi-family residential	266	-	266	208	-	208
Single family non-owner occupied	2,132	-	2,132	2,304	-	2,304
Non-farm, non-residential	2,815	-	2,815	3,439	1,100	4,539
Agricultural	22	-	22	136	-	136
Farmland	133	-	133	222	-	222
Consumer real estate loans
Home equity lines	775	-	775	767	-	767
Single family owner occupied	8,816	-	8,816	8,957	-	8,957
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	2,155	-	2,155	1,492	-	1,492
Total nonaccrual loans	$17,826	$-	$17,826	$19,668	$1,100	$20,768

During the second quarter of 2022, $1 thousand in nonaccrual loan interest was recognized compared to $15 thousand for the same period of 2021. During the first six months of 2022  $3 thousand  in nonaccrual loan interest was recognized compared to $24 thousand for the same period of  2021 .

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	June 30, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$231	$252	$25	$508	$92,332	$92,840	$-
Commercial and industrial	346	84	192	622	139,170	139,792	-
Multi-family residential	148	-	-	148	124,126	124,274	-
Single family non-owner occupied	180	327	502	1,009	194,104	195,113	-
Non-farm, non-residential	90	16	2,050	2,156	750,213	752,369	-
Agricultural	16	-	13	29	9,958	9,987	-
Farmland	-	-	133	133	12,700	12,833	-
Consumer real estate loans
Home equity lines	405	123	469	997	78,002	78,999	-
Single family owner occupied	3,977	2,471	3,017	9,465	712,905	722,370	-
Owner occupied construction	-	-	-	-	17,331	17,331	-
Consumer and other loans
Consumer loans	3,002	1,035	1,176	5,213	143,528	148,741	-
Other	-	-	-	-	5,149	5,149	-
Total loans	$8,395	$4,308	$7,577	$20,280	$2,279,518	$2,299,798	$-

	December 31, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$52	$-	$120	$172	$65,634	$65,806	$-
Commercial and industrial	325	35	1,394	1,754	131,876	133,630	-
Multi-family residential	97	-	-	97	100,305	100,402	-
Single family non-owner occupied	1,210	583	795	2,588	196,190	198,778	-
Non-farm, non-residential	1,002	441	2,333	3,776	703,730	707,506	-
Agricultural	73	7	101	181	9,160	9,341	-
Farmland	52	-	222	274	14,739	15,013	-
Consumer real estate loans
Home equity lines	275	388	333	996	78,861	79,857	-
Single family owner occupied	4,740	2,584	3,880	11,204	692,660	703,864	-
Owner occupied construction	139	-	-	139	16,771	16,910	-
Consumer and other loans
Consumer loans	3,469	1,182	1,049	5,700	124,094	129,794	-
Other	-	-	-	-	4,668	4,668	-
Total loans	$11,434	$5,220	$10,227	$26,881	$2,138,688	$2,165,569	$-

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

	June 30, 2022			December 31, 2021
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	766	972	126.89%	2,216	2,312	104.33%
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$766	$972	126.89%	$2,216	$2,312	104.33%

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

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	June 30, 2022			December 31, 2021
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$-	$432	$432	$396	$470	$866
Single family non-owner occupied	150	853	1,003	857	1,100	1,957
Non-farm, non-residential	-	1,963	1,963	-	2,021	2,021
Consumer real estate loans
Home equity lines	-	61	61	-	67	67
Single family owner occupied	1,284	4,978	6,262	1,266	4,755	6,021
Owner occupied construction	-	-	-	-	212	212
Consumer and other loans
Consumer loans	-	26	26	-	27	27
Total TDRs	$1,434	$8,313	$9,747	$2,519	$8,652	$11,171

Allowance for credit losses related to TDRs			$-			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Amounts in thousands)
Interest income recognized	$97	$94	$202	$198

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended June 30,
	2022			2021
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Extended term
Single family owner occupied	2	$238	$245	-	$-	$-
Total extended term	2	238	245	-	-	-
Total	2	$238	$245	-	$-	$-

(1)	Represents the loan balance immediately following modification

	Six Months Ended June 30,
	2022			2021
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$31	-	$-	$-
Total below market interest rate	1	$31	$31	-	-	-
Extended payment term
Single family owner occupied	2	238	245	-	-	-
Total extended payment term	2	238	245	-	-	-
Payment deferral
Non-farm, non-residential	-	-	-	1	1,390	1,374
Total principal deferral	-	-	-	1	1,390	1,374
Total	3	$269	$276	1	$1,390	$1,374

(1)	Represents the loan balance immediately following modification

There  was one payment default in the amount of $39 thousand for loans modified as TDRs restructured within the previous 12 months as of June 30, 2022, and  none as of   June 30, 2021.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2022	December 31, 2021
(Amounts in thousands)
OREO	$579	$1,015

OREO secured by residential real estate	$221	$337
Residential real estate loans in the foreclosure process(1)	$2,741	$2,210

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended June 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$15,896	$9,764	$3,321	$28,981
Provision for (recovery of) loan losses charged to operations	(808)	48	1,270	510
Charge-offs	(151)	(88)	(1,230)	(1,469)
Recoveries	1,182	325	220	1,727
Net recoveries (charge-offs)	1,031	237	(1,010)	258
Ending balance	$16,119	$10,049	$3,581	$29,749

	Three Months Ended June 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$19,586	$11,887	$3,090	$34,563
(Recovery of) provision for credit losses charged to operations	(1,712)	(986)	468	(2,230)
Charge-offs	(1,202)	(48)	(652)	(1,902)
Recoveries	1,032	202	192	1,426
Net (charge-offs) recoveries	(170)	154	(460)	(476)
Ending balance	$17,704	$11,055	$3,098	$31,857

	Six Months Ended June 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,775	$9,972	$3,111	$27,858
Provision for (recovery of) loan losses charged to operations	300	(193)	2,364	2,471
Charge-offs	(408)	(94)	(2,269)	(2,771)
Recoveries	1,452	364	375	2,191
Net recoveries (charge-offs)	1,044	270	(1,894)	(580)
Ending balance	$16,119	$10,049	$3,581	$29,749

	Six Months Ended June 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
Provision for loan losses charged to operations	(4,782)	(2,528)	1,079	(6,231)
Charge-offs	(1,959)	(58)	(1,615)	(3,632)
Recoveries	1,424	545	462	2,431
Net (charge-offs) recoveries	(535)	487	(1,153)	(1,201)
Ending balance	$17,704	$11,055	$3,098	$31,857

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2022	December 31, 2021
(Amounts in thousands)
Noninterest-bearing demand deposits	$877,962	$842,783
Interest-bearing deposits:
Interest-bearing demand deposits	702,925	676,254
Money market accounts	302,452	293,915
Savings deposits	589,927	561,576
Certificates of deposit	212,968	237,919
Individual retirement accounts	112,305	116,944
Total interest-bearing deposits	1,920,577	1,886,608
Total deposits	$2,798,539	$2,729,391

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

The Company’s current operating leases relate to one existing bank branch and one operating lease acquired in a prior bank acquisition.  The acquired operating lease was for vacant land and will terminate in July of 2029.  The Company’s ROU asset was $695 thousand as of June 30, 2022 compared to $741 thousand as of December 31, 2021. The operating lease liability as of June 30, 2022, was $714 thousand compared to $770 thousand as of December 31, 2021. The Company’s total operating leases have remaining terms of  2 - 7  years; compared with 4  months to 7.5  years  as of December 31, 2021. The June 30, 2022 weighted average discount rate of 3.22% did not change from December 31, 2021.

Future minimum lease payments as of the dates indicated are as follows:

Year	June 30, 2022
(Amounts in thousands)
2023	$117
2024	121
2025	108
2026	101
2027 and thereafter	311
Total lease payments	758
Less: Interest	(44)
Present value of lease liabilities	$714

Year	December 31, 2021
(Amounts in thousands)
2022	$131
2023	119
2024	117
2025	101
2026 and thereafter	362
Total lease payments	830
Less: Interest	(60)
Present value of lease liabilities	$770

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$2,635	0.08%	$1,536	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of June 30, 2022, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $427.55 million, net of FHLB letters of credit of $123.65 million, as of June 30, 2022. As of June 30, 2022, the Company pledged $734.26 million in qualifying loans to secure the FHLB borrowing capacity.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2022. The remaining interest rate swaps do not qualify as fair value hedges and the fair value changes in the derivative are recognized in earnings each period.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2022			December 31, 2021
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,188	$67	$-	$4,388	$-	$229
Derivatives not designated as hedges
Interest rate swaps	$7,759	$59	$-	$7,890	$-	$608
Total derivatives	$11,947	$126	$-	$12,278	$-	$837

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2022	2021	2022	2021	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$19	$28	$44	$56	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	$32	$50	$83	$118	Interest and fees on loans
Total derivative expense	$51	$78	$127	$174

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021	Income Statement Location
(Amounts in thousands)
Service cost	$-	$88	$-	$176	Salaries and employee benefits
Interest cost	83	79	166	158	Other expense
Amortization of prior service cost	-	30	-	61	Other expense
Amortization of losses	33	66	67	132	Other expense
Net periodic cost	$116	$263	$233	$527

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
(Amounts in thousands, except share and per share data)
Net income	$11,213	$13,403	$20,728	$28,005

Weighted average common shares outstanding, basic	16,662,817	17,486,182	16,739,624	17,577,552
Dilutive effect of potential common shares
Stock options	13,068	34,277	15,266	29,969
Unvested stock awards	6,169		17,123
Performance restricted stock units	561	15,685	834	23,809
Total dilutive effect of potential common shares	19,798	49,962	33,223	53,778
Weighted average common shares outstanding, diluted	16,682,615	17,536,144	16,772,847	17,631,330

Basic earnings per common share	$0.67	$0.77	$1.24	$1.59
Diluted earnings per common share	0.67	0.76	1.24	1.59

Antidilutive potential common shares
Stock options	143,676	-	131,198	13,990
Unvested stock awards	-	-	-	22,311
Total potential antidilutive shares	143,676	-	131,198	36,301

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(4,643)	$(1,869)	$(6,512)
Other comprehensive loss before reclassifications	(5,174)	-	(5,174)
Reclassified from AOCI	-	26	26
Other comprehensive loss, net	(5,174)	26	(5,148)
Ending balance	$(9,817)	$(1,843)	$(11,660)

	Three Months Ended June 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$460	$(3,115)	$(2,655)
Other comprehensive income before reclassifications	14	-	14
Reclassified from AOCI	-	76	76
Other comprehensive income, net	14	76	90
Ending balance	$474	$(3,039)	$(2,565)

	Six Months Ended June 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$15	$(1,561)	$(1,546)
Other comprehensive loss before reclassifications	(9,832)	(335)	(10,167)
Reclassified from AOCI	-	53	53
Other comprehensive loss, net	(9,832)	(282)	(10,114)
Ending balance	$(9,817)	$(1,843)	$(11,660)

	Six Months Ended June 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,106	$(3,029)	$(1,923)
Other comprehensive loss before reclassifications	(632)	(162)	(794)
Reclassified from AOCI	-	152	152
Other comprehensive loss, net	(632)	(10)	(642)
Ending balance	$474	$(3,039)	$(2,565)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2022	2021	2022	2021	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	-	Income before income taxes
Income tax expense	-	-	-	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$31	$-	$61	Salaries and employee benefits
Amortization of net actuarial benefit cost	33	66	67	132	Salaries and employee benefits
Reclassified out of AOCI, before tax	33	97	67	193	Income before income taxes
Income tax expense	7	21	14	41	Income tax expense
Reclassified out of AOCI, net of tax	26	76	53	152	Net income
Total reclassified out of AOCI, net of tax	$26	$76	$53	$152	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$423	$-	$423	$-
U.S. Treasury Notes	134,243	-	134,243	-
Municipal securities	24,454	-	24,454	-
Corporate Notes	39,105		39,105
Agency mortgage-backed securities	89,542	-	89,542	-
Total available-for-sale debt securities	287,767	-	287,767	-
Equity securities	55	-	55	-
Fair value loans	12,480	-	-	12,480
Deferred compensation assets	4,803	4,803	-	-
Deferred compensation liabilities	4,803	4,803	-	-

	December 31, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$466	$-	$466	$-
Municipal securities	28,794	-	28,794	-
Corporate notes	9,919	-	9,919	-
Agency mortgage-backed securities	37,113	-	37,113	-
Total available-for-sale debt securities	76,292	-	76,292	-
Equity securities	55	-	55	-
Fair value loans	13,106	-	-	13,106
Deferred compensation assets	5,245	5,245	-	-
Deferred compensation liabilities	5,245	5,245	-	-
Derivative liabilities	837	-	837	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$766	$-	$-	$766
OREO	$579	$-	$-	$579

	December 31, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$2,312	$-	$-	$2,312
OREO	1,015	-	-	1,015

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	June 30, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	10% to 95% (71%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 11% (6%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 87% (32%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$398,242	$398,242	$398,242	$-	$-
Debt securities available for sale	287,767	287,767	-	287,767	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,299,798	2,163,191	-	-	2,163,191
Derivative financial assets	126	126	-	126	-
Interest receivable	8,433	8,433	-	8,433	-
Deferred compensation assets	4,803	4,803	4,803	-	-

Liabilities
Time deposits	325,273	325,872	-	325,872	-
Securities sold under agreements to repurchase	2,635	2,635	-	2,635	-
Interest payable	197	197	-	197	-
Deferred compensation liabilities	4,803	4,803	4,803	-	-

	December 31, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$677,439	$677,439	$677,439	$-	$-
Debt securities available for sale	76,292	76,292	-	76,292	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,137,711	2,108,513	-	-	2,108,513
Interest receivable	7,900	7,900	-	7,900	-
Deferred compensation assets	5,245	5,245	5,245	-	-

Liabilities
Time deposits	354,863	352,000	-	352,000	-
Securities sold under agreements to repurchase	1,536	1,536	-	1,536	-
Interest payable	314	314	-	314	-
Deferred compensation liabilities	5,245	5,245	5,245	-	-
Derivative liabilities	837	837	-	837	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2022	December 31, 2021
(Amounts in thousands)
Commitments to extend credit	$299,637	$272,447
Standby letters of credit and financial guarantees(1)	126,275	153,717
Total off-balance sheet risk	$425,912	$426,164

Allowance for unfunded commitments	$956	$678

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2022, the Bank operated 49 branches in Virginia, West Virginia, North Carolina and Tennessee. As of June 30, 2022, full-time equivalent employees, calculated using the number of hours worked, totaled 622. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2022, the Trust Division and FCWM managed and administered $1.20 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

On March 29, 2022, the Bank entered into a Purchase and Assumption Agreement with Benchmark Community Bank, the banking subsidiary of Benchmark Bankshares, Inc., to sell its Emporia, Virginia branch. The sale, which is expected to close in the third quarter of 2022, includes the branch real estate, certain personal property, and all deposits associated with the branch.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2022, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2021 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2022, and financial condition as of June 30, 2022, include the following:

●

Net income of $11.21 million for the quarter was a decrease compared to the same quarter of 2021, which included a significant reversal of provision for credit losses. The normalized provision for credit losses drove much of the difference between current year-to-date net income of $20.73 million and the same period in 2021.

●	Interest income from securities of $1.55 million was an increase of $1.12 million over the second quarter of 2021, as the Company added to its portfolio with a significant weighting toward 2-year treasury securities. Interest on fed funds also increased $602 thousand to $768 thousand for the second quarter as a result of the Federal Open Market Committee’s 150 basis point increase in overnight rates.
●

Despite the significant increase in credit loss provision over 2021, annualized return on average assets was 1.38% for the second quarter and 1.29% for the first six months of 2022.  Annualized return on average common equity was 10.61% for the second quarter and 9.80% for the first six months of 2022.

●	The total cost of funds remained very low at 0.06%, a decrease of 0.05% from the second quarter of 2021.
●	Net interest margin for the second quarter was 3.78%, which was a 10 basis point increase from 3.68% reported for the second quarter of 2021. The yield on earning assets increased 6 basis points primarily driven by an increase in the yields on overnight funds. The cost of interest-bearing deposits declined 6 basis points to 0.09% primarily driven by a decrease in the cost of time deposits.
●	Salaries and employee benefits for the second quarter increased $1.30 million, or 12.74%, over the same quarter in 2021. Salaries and employee benefits for the first six months increased $2.09 million or 9.90%, over the first six months of 2021. During the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.50 million as part of its ongoing strategic initiative to enhance Human Capital Management, which included an increased minimum wage.
●	The Company's loan portfolio increased by $134.23 million, or an annualized growth rate of 12.50%, during the first six months of 2022. Loan demand and originations were strong in all categories, including construction, commercial real estate, residential mortgage, and consumer loans.
●	Non-performing loans to total loans remained very low at 0.80% of total loans and continues the declining trend experienced over the past four quarters. The Company experienced net recoveries for the second quarter of 2022 of $258 thousand, or 0.05% of annualized average loans, compared to net charge-offs of $476 thousand, or 0.09% of annualized average loans, for the same period in 2021. Net charge-offs for the six-month period ended June 30, 2022, were $580 thousand, or 0.05% of annualized average loans, compared to net charge-offs of $1.20 million, or 0.11% of annualized average loans, for the same period in 2021.
●	During the second quarter, the Company repurchased 283,507 of its common shares for $7.95 million. The Company repurchased 415,507 common shares for $12.03 million during the six months of 2022.
●	The allowance for credit losses to total loans remained at 1.29% of total loans.
●	Book value per share at June 30, 2022, was $25.33, a slight decrease of $0.01 from year-end 2021.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

Net income	$11,213	$13,403	$(2,190)	-16.34%	$20,728	$28,005	$(7,277)	-25.98%

Basic earnings per common share	0.67	0.77	(0.10)	-12.99%	1.24	1.59	(0.35)	-22.01%
Diluted earnings per common share	0.67	0.76	(0.09)	-11.84%	1.24	1.59	(0.35)	-22.01%

Return on average assets	1.38%	1.70%	-0.32%	-18.82%	1.29%	1.82%	-0.53%	-29.12%
Return on average common equity	10.61%	12.55%	-1.94%	-15.46%	9.80%	13.24%	-3.44%	-25.98%

Three-Month Comparison. Net income decreased $2.19 million in the second quarter of 2022 largely due to a $2.74 million increase in the provision for credit losses. Provision for credit losses totaled $510 thousand for the second quarter of 2022 compared to a reversal of provision of $2.23 million in the second quarter of 2021.  The current year provision is largely due to the loan growth, in particular commercial loan demand.  The reversal of provision in the second quarter of 2021 was driven by significantly improved economic forecasts.

Six-Month Comparison. Net income decreased $7.28 million in the first six months of 2022 largely due to a $8.70 million increase in the provision for credit losses. Provision for credit losses totaled $2.47 million for the first six months of  2022 compared to a reversal of provision of $6.23 million in the same period of 2021.  As noted for the quarter, the current year provision is largely due to loan growth in the first six months, in particular commercial loan demand.  The reversal of provision in 2021 was driven by significantly improved economic forecasts.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,273,844	$25,714	4.54%	$2,134,136	$25,979	4.88%
Securities available for sale	280,823	1,597	2.28%	84,099	508	2.42%
Interest-bearing deposits	377,931	769	0.82%	610,148	166	0.11%
Total earning assets	2,932,598	28,080	3.84%	2,828,383	26,653	3.78%
Other assets	331,774			331,563
Total assets	$3,264,372			$3,159,946

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$698,978	$29	0.02%	$654,767	$33	0.02%
Savings deposits	895,370	67	0.03%	818,490	63	0.03%
Time deposits	331,555	326	0.39%	394,889	628	0.64%
Total interest-bearing deposits	1,925,903	422	0.09%	1,868,146	724	0.19%
Borrowings
Retail repurchase agreements	2,105	1	0.08%	1,266	-	N/M
Total borrowings	2,105	1	0.08%	1,266	-	N/M
Total interest-bearing liabilities	1,928,008	423	0.09%	1,869,412	724	0.16%
Noninterest-bearing demand deposits	874,507			824,888
Other liabilities	38,106			37,306
Total liabilities	2,840,621			2,731,606
Stockholders' equity	423,751			428,340
Total liabilities and stockholders' equity	$3,264,372			$3,159,946
Net interest income, FTE(1)		$27,657			$25,929
Net interest rate spread			3.75%			3.62%
Net interest margin, FTE(1)			3.78%			3.68%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $870 thousand and $1.25 million for the three months ended June 30, 2022 and 2021, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,237,128	$50,412	4.54%	$2,149,509	$52,561	4.93%
Securities available for sale	211,285	2,397	2.29%	83,868	1,081	2.60%
Interest-bearing deposits	460,864	1,018	0.45%	539,500	284	0.11%
Total earning assets	2,909,277	53,827	3.73%	2,772,877	53,926	3.92%
Other assets	330,003			331,524
Total assets	$3,239,280			$3,104,401

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$689,149	$57	0.02%	$634,000	$72	0.02%
Savings deposits	888,371	133	0.03%	798,571	154	0.04%
Time deposits	339,186	718	0.43%	403,888	1,367	0.68%
Total interest-bearing deposits	1,916,706	908	0.10%	1,836,459	1,593	0.16%
Borrowings
Retail repurchase agreements	2,050	1	0.08%	1,250	-	N/M
Total borrowings	2,050	1	0.08%	1,250	-	N/M
Total interest-bearing liabilities	1,918,756	909	0.10%	1,837,709	1,593	0.17%
Noninterest-bearing demand deposits	855,321			801,512
Other liabilities	38,529			38,609
Total liabilities	2,812,606			2,677,830
Stockholders' equity	426,674			426,571
Total liabilities and stockholders' equity	$3,239,280			$3,104,401
Net interest income, FTE(1)		$52,918			$52,333
Net interest rate spread			3.64%			3.75%
Net interest margin, FTE(1)			3.67%			3.81%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.74 million and $2.44 million for the six months ended June 30, 2022 and 2021, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2022 Compared to 2021				June 30, 2022 Compared to 2021
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$3,383	$(3,670)	$22	$(265)	$2,143	$(4,123)	$(169)	$(2,149)
Securities available-for-sale	2,364	(59)	(1,216)	1,089	1,642	(130)	(196)	1,316
Interest-bearing deposits with other banks	(126)	2,139	(1,410)	603	(37)	934	(163)	734
Total interest earning assets	5,621	(1,590)	(2,604)	1,427	3,748	(3,319)	(528)	(99)

Interest paid on
Demand deposits	4	(12)	4	(4)	6	(20)	(1)	(15)
Savings deposits	12	(3)	(5)	4	17	(34)	(4)	(21)
Time deposits	(200)	(477)	375	(302)	(219)	(512)	82	(649)
Retail repurchase agreements	-	1	-	1	-	1	-	1
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(184)	(491)	374	(301)	(196)	(565)	77	(684)

Change in net interest income(1)	$5,805	$(1,099)	$(2,978)	$1,728	$3,944	$(2,754)	$(605)	$585

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 75.68% of total net interest and noninterest income in the second quarter of 2022 compared to 74.58% in the same quarter of 2021. Net interest income on a GAAP basis increased $1.73 million, or 6.71%, compared to an increase of $1.73 million, or 6.66%, on a FTE basis. The net interest margin on a FTE basis increased 10 basis points and the net interest spread on a FTE basis increased 13 basis points. The increase was primarily driven by an increase in the yield on overnight funds and a decrease in the cost of time deposits.

Average earning assets increased $104.22 million, or 3.68%, primarily due to an increase in both the securities available for sale and loan portfolios.  Securities available for sale increased $196.72 million, or 233.92% due to recent purchases of $236.85 million in the first six months of 2022.  In addition, average loans increased $139.71 million, or 6.55%, primarily due to strong levels of loan demand in all categories.  Average interest-bearing deposits increased $57.76 million, or 3.09%.  The yield on earning assets increased 6 basis points, or 1.59%, primarily due to the increase in yield on overnight funds due to the Federal Open Market Committee's increase in the fed funds rate of 150 basis points during 2022. The average loan to deposit ratio increased to 81.20% from 79.25% in the same quarter of 2021. Non-cash accretion income decreased $384 thousand, or 30.62%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $58.60 million, or 3.13%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 7 basis points. Average interest-bearing deposits increased $57.76 million, or 3.09%.  Savings deposits increased $76.88 million, or 9.39%, and interest-bearing demand deposits increased $44.21 million, or 6.75%.  These increases were offset by a decrease in time deposits of $63.33 million, or 16.04%.

Six-Month Comparison. Net interest income comprised 74.49% of total net interest and noninterest income in the six months ended June 30, 2022  compared to 76.09% in the same period of 2021. Net interest income on a GAAP basis increased $604 thousand, or 1.16%, compared to an increase of $585 thousand, or 1.12%, on a FTE basis. The net interest margin on a FTE basis decreased 14 basis points and the net interest spread on a FTE basis decreased 11 basis points. The decrease was primarily driven by a decrease in the yields in both the securities available for sale and loan portfolios offset by an increase in the yield on overnight funds and a decrease in the cost of time deposits.

Average earning assets increased $136.40 million, or 4.92%, primarily due to an increase in both the securities available for sale and loan portfolios.  Securities available for sale increased $127.42 million, or 151.93% due to recent purchases of $236.85 million in the first six months of 2022.  In addition, average loans increased $87.62 million, or 4.08%, primarily due to strong levels of loan demand in all categories.  Average interest-bearing deposits increased $80.25 million, or 4.37%.  The yield on earning assets decreased 19 basis points, or 4.85%, primarily due to the decrease in yields in the securities available for sale and loan portfolios.  The decrease in yields in these portfolios was offset by an increase in yield on overnight funds due to year-to-date increases in the fed funds rate of 150 basis points.  The average loan to deposit ratio decreased to 80.70% from 81.48% in the same period of 2021. Non-cash accretion income decreased $705 thousand, or 28.88%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $81.05 million, or 4.41%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 7 basis points. Average interest-bearing deposits increased $80.25 million, or 4.37%.  Savings deposits increased $89.80 million, or 11.25%, and interest-bearing demand deposits increased $55.15 million, or 8.70%.  These increases were offset by a decrease in time deposits of $64.70 million, or 16.02%.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations increased $2.74 million, in the second quarter of 2022 compared to the same quarter of 2021. Provision for credit losses of $510 thousand was recorded in the second quarter of 2022 and was primarily attributable to loan growth. A reversal in provision of $2.23 million was recorded in the second quarter of 2021 and was due to significantly improved economic forecasts.

Six-Month Comparison. The provision charged to operations increased $8.70 million, for the six months ended June 30, 2022 compared to the same period of 2021. Provision for credit losses of $2.47 million was recorded for the first six months of 2022 and was primarily attributable to loan growth. A reversal in provision of $6.23 million was recorded in the same period of 2021 and was due to significantly improved economic forecasts.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
(Amounts in thousands)
Wealth management	$993	$1,058	$(65)	-6.14%	$1,965	$1,939	$26	1.34%
Service charges on deposits	3,672	3,098	574	18.53%	7,170	6,129	1,041	16.98%
Other service charges and fees	3,297	3,166	131	4.14%	6,314	6,188	126	2.04%
Other operating income	892	1,475	(583)	-39.53%	2,599	2,110	489	23.18%
Total noninterest income	$8,854	$8,797	$57	0.65%	$18,048	$16,366	$1,682	10.28%

Three-Month Comparison. Noninterest income comprised 24.32% of total net interest and noninterest income in the second quarter of 2022 compared to 25.42% in the same quarter of 2021. Noninterest income increased $57 thousand or 0.65%.  Service charges on deposits increased $574 thousand, or 18.53%, and other service charges and fees increased $131 thousand, or 4.14%, compared with the same quarter of 2021.  The increases are primarily attributable to increased customer activity compared to the activity levels experienced during 2021.Other operating income decreased $583 thousand, or 39.53%.  The decrease was primarily due to a recovery of $1.00 million during the second quarter of 2021 of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.  In addition, 2021 included gains of approximately $626 thousand recorded during the quarter for the sale of various bank-owned properties.  These decreases were offset by the 2021 amortization of the FDIC indemnification asset of $945 thousand that was fully amortized in the second quarter of 2021, as well as a fair value increase recognized in earnings in the second quarter of  2022  for $275 thousand related to interest rate swaps that do no qualify as a fair value hedge.

Six-Month Comparison. Noninterest income comprised 25.51% of total net interest and noninterest income for the first six months of 2022 compared to 23.91% in the same period of 2021. Noninterest income increased $1.68 million or 10.28%.  Service charges on deposits increased $1.04 million, or 16.98%, and other service charges and fees increased $126 thousand, or 2.04%, compared with the same period of 2021.  As noted for the quarter, the increases are primarily attributable to increased customer activity compared to the activity levels experienced during 2021.Other operating income increased $489 thousand, or 23.18%.  The increase was primarily due to the 2021 amortization of the FDIC indemnification asset of $1.23 million that was fully amortized in the second quarter of 2021, as well as a fair value increase recognized in earnings in  2022  for $853 thousand related to interest rate swaps that do no qualify as a fair value hedge.  The increases were offset by a recovery of $1.00 million during the second quarter of 2021 of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.  In addition, the income recognized for the adjustment to cash surrender value of bank-owned life insurance decreased $547 thousand for the year.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$11,518	$10,216	$1,302	12.74%	$23,189	$21,100	$2,089	9.90%
Occupancy expense	1,165	1,115	50	4.48%	2,434	2,390	44	1.84%
Furniture and equipment expense	1,496	1,457	39	2.68%	3,110	2,824	286	10.13%
Service fees	2,563	1,513	1,050	69.40%	4,066	2,848	1,218	42.77%
Advertising and public relations	577	616	(39)	-6.33%	1,117	951	166	17.46%
Professional fees	544	290	254	87.59%	997	756	241	31.88%
Amortization of intangibles	360	360	-	0.00%	717	717	-	0.00%
FDIC premiums and assessments	257	204	53	25.98%	475	403	72	17.87%
Other operating expense	2,775	3,590	(815)	-22.70%	5,136	6,192	(1,056)	-17.05%
Total noninterest expense	$21,255	$19,361	$1,894	9.78%	$41,241	$38,181	$3,060	8.01%

Three-Month Comparison. Noninterest expense increased $1.89 million, or 9.78%, in the second quarter of 2022 compared to the same quarter of 2021. The increase was largely attributable to an increase in salaries and employee benefits of $1.30 million or 12.74%.  Early in the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.5 million as part of its strategic initiative to enhance Human Capital Management, which included an increased minimum wage.  In addition, service fees increased $1.05 million, or 69.40% primarily due to an increase in core processing expense.   These increases were offset by a decrease in other operating expense of $815 thousand or 22.70%.  The decrease is primarily attributable to the 2021 write-down of bank property of $781 thousand.

Six-Month Comparison. Noninterest expense increased $3.06 million, or 8.01%, in the first six months of 2022 compared to the same period of 2021. As in the quarter, the increase was largely attributable to an increase in salaries and employee benefits of $2.09 million or 9.90%.  The increase is due to wage increases implemented in the first quarter as part of the Company's strategic initiative to enhance Human Capital Management, which included an increased minimum wage.  In addition, service fees increased $1.22 million, or 42.77% primarily due to an increase in core processing expense.   These increases were offset by a decrease in other operating expense of $1.06 million, or 17.05%.  The decrease is primarily attributable to the 2021 write-down of bank property of $781 thousand.

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

Three-Month Comparison. Income tax expense decreased $654 thousand, or 16.04% and was primarily due to the decrease in pre-tax income.  The effective tax rate increased to 23.39% in the second quarter of 2022 from 23.32% in the same quarter of 2021. The increase in the effective rate was primarily due to a decrease in permanent differences for officers life insurance quarter over quarter.

Six-Month Comparison. Income tax expense decreased $2.20 million, or 25.85% and was primarily due to the decrease in pre-tax income.  The effective tax rate remained level for the first six months of 2022 and increased only three basis points to 23.33%  from 23.30% in the same period of 2021.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
(Amounts in thousands)
Net interest income, GAAP	$27,547	$25,814	$52,700	$52,096
FTE adjustment(1)	110	115	218	237
Net interest income, FTE	27,657	25,929	52,918	52,333

Net interest margin, GAAP	3.76%	3.66%	3.66%	3.79%
FTE adjustment(1)	0.02%	0.02%	0.01%	0.02%
Net interest margin, FTE	3.78%	3.68%	3.67%	3.81%

(1) FTE basis of 21%.

Financial Condition

Total assets as of June 30, 2022, increased $63.86 million, or 2.00%, from December 31, 2021. The increase in assets was primarily driven by an increase in securities available-for-sale of $211.48 million, or 277.19%.  Loans increased $134.23 million, or 6.20%.  These increases were offset by a decrease in overnight funds of $285.41 million, or 45.52%.   In addition, total liabilities increased $73.59 million, or 2.66%, as of June 30, 2022, from December 31, 2021.  The increase in liabilities was primarily driven by an increase in total deposits of $69.15 million, or 2.53%.

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

Available-for-sale debt securities as of June 30, 2022, increased $211.48 million, or 277.19%, compared to December 31, 2021.  The increase is due to the purchase of $236.85 million in securities comprised of U. S. Treasury Notes, mortgage-backed securities, and corporate notes.  The purchases were offset by $12.81 million in maturities, prepayments, and calls.  The market value of debt securities available for sale as a percentage of amortized cost was 95.86% as of June 30, 2022, compared to 100.02% as of December 31, 2021.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2022 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2022		December 31, 2021		June 30, 2021
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$92,840	4.04%	$65,806	3.04%	$60,560	2.81%
Commercial and industrial	139,792	6.08%	133,630	6.17%	147,768	6.86%
Multi-family residential	124,274	5.40%	100,402	4.64%	100,347	4.66%
Single family non-owner occupied	195,113	8.48%	198,778	9.18%	190,008	8.82%
Non-farm, non-residential	752,369	32.72%	707,506	32.67%	713,089	33.11%
Agricultural	9,987	0.43%	9,341	0.43%	8,665	0.40%
Farmland	12,833	0.56%	15,013	0.69%	18,285	0.85%
Total commercial loans	1,327,208	57.71%	1,230,476	56.82%	1,238,722	57.51%
Consumer real estate loans
Home equity lines	78,999	3.44%	79,857	3.69%	87,251	4.05%
Single family owner occupied	722,370	31.41%	703,864	32.50%	679,863	31.57%
Owner occupied construction	17,331	0.75%	16,910	0.78%	21,158	0.98%
Total consumer real estate loans	818,700	35.60%	800,631	36.97%	788,272	36.60%
Consumer and other loans
Consumer loans	148,741	6.47%	129,794	5.99%	122,067	5.67%
Other	5,149	0.22%	4,668	0.22%	4,670	0.22%
Total consumer and other loans	153,890	6.69%	134,462	6.21%	126,737	5.89%
Total loans held for investment, net of unearned income	2,299,798	100.00%	2,165,569	100.00%	2,153,731	100.00%
Less: allowance for credit losses	29,749		27,858		31,857
Total loans held for investment, net of unearned income and allowance	$2,270,049		$2,137,711		$2,121,874

Total loans as of June 30, 2022, increased $134.23 million, or 6.20%, compared to December 31, 2021, with increases in all three loan segments.  The largest increase, $96.73 million, occurred in the commercial loan segment.   The increase was comprised of increases of $44.86 million in non-farm, non-residential real estate, $27.03 million in construction, development, and other land, and $23.87 million in multi-family categories.  Consumer real estate loans increased $18.06 million with the increase concentrated in the single family owner occupied category.  Consumer and other loans also increased with a total increase of $19.43 million,

Risk Elements

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2022	December 31, 2021	June 30, 2021
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$17,826	$20,768	$24,085
Accruing loans past due 90 days or more	131	87	327
TDRs(1)	515	1,367	133
Total nonperforming loans	18,472	22,222	24,545
OREO	579	1,015	1,324
Total nonperforming assets	$19,051	$23,237	$25,869

Additional Information
Total Accruing TDRs(2)	$8,313	$8,652	$8,309

Asset Quality Ratios:
Nonperforming loans to total loans	0.80%	1.03%	1.14%
Nonperforming assets to total assets	0.58%	0.73%	0.83%
Allowance for credit losses to nonperforming loans	161.05%	125.36%	129.79%
Allowance for credit losses to total loans	1.29%	1.29%	1.48%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.17 million, $1.80 million, and $2.26 million for the periods ended June 30, 2022, December 31, 2021, and June 30, 2021, respectively.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $1.43 million, $2.52 million, and $3.63 million for the periods ended June 30, 2022, December 31, 2021, and June 30, 2021, respectively.  They are included in nonaccrual loans.

Nonperforming assets as of June 30, 2022, decreased $4.19 million, or 18.01%, from December 31, 2021, with the largest decrease occurring on nonaccrual loans.  Nonaccrual loans decreased $2.94 million, or 14.17%, non-performing TDR's decreased $852 thousand, or 62.33%, and OREO decreased $436 thousand, or 42.96%.  As of June 30, 2022, nonaccrual loans were largely attributed to single family owner occupied (49.46%), non-farm, non-residential (15.79%), and single family non-owner occupied loans (11.96%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $26.56 million as of June 30, 2022, a decrease of $6.54 million, or 19.76%, compared to $33.10 million as of December 31, 2021. Delinquent loans as a percent of total loans totaled 1.16% as of June 30, 2022, which includes past due loans (0.38%) and nonaccrual loans (0.78%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of June 30, 2022, decreased $339 thousand, or 3.92%, to $8.31 million from December 31, 2021. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of June 30, 2022, decreased $852 thousand compared to December 31, 2021. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 6.20% as of June 30, 2022, compared to 15.81% as of December 31, 2021. There were no specific reserves related to TDRs as of June 30, 2022, or December 31, 2021.

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

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $436 thousand, or 42.96%, as of June 30, 2022, compared to December 31, 2021, and consisted of 10 properties with an average holding period of approximately 14 months. The net loss on the sale of OREO totaled $421 thousand for the six months ended June 30, 2022, compared to $252 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,

	2022	2021
(Amounts in thousands)
Beginning balance	$1,015	$2,083
Additions	322	810
Disposals	(325)	(1,317)
Valuation adjustments	(433)	(252)
Ending balance	$579	$1,324

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation - Significant Accounting Policies" for further details. As of June 30, 2022, the balance of the ACL for loans was $29.75 million, or 1.29% of total loans. The ACL at June 30, 2022, increased $1.89 million from the balance of $27.86 million recorded at December 31, 2021. This increase included a $2.47 million provision offset by net charge-offs for the six months of $580 thousand. The provision was primarily driven by loan growth in the first half.

At June 30, 2022, the Company also had an allowance for unfunded commitments of $956 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first six months of 2022, the provision for credit losses on unfunded commitments was $278 thousand compared to a reversal of provision of $48 thousand  recorded in the same period of 2021.

The following table presents the changes in the allowance for credit losses for loans during the periods indicated:

	Three Months Ended June 30,
	2022	2021
(Amounts in thousands)
Beginning balance	$28,981	$34,563
Provision for (recovery of) loan losses charged to operations	510	(2,230)
Charge-offs	(1,469)	(1,902)
Recoveries	1,727	1,426
Net charge-offs	258	(476)
Ending balance	$29,749	$31,857

	Six Months Ended June 30,
	2021	2021
(Amounts in thousands)
Beginning balance	$27,858	$26,182
Cumulative effect of adoption of ASU 2016-13	-	13,107
Provision for (recovery of) loan losses charged to operations	2,471	(6,231)
Charge-offs	(2,771)	(3,632)
Recoveries	2,191	2,431
Net charge-offs	(580)	(1,201)
Ending balance	$29,749	$31,857

Deposits

Total deposits as of June 30, 2022, increased $69.15 million, or 2.53%, compared to December 31, 2021. The increase was largely attributable to savings and noninterest-bearing demand deposits which increased $36.89 million, or 4.31% and $35.18 million, or 4.17%, respectively. Interest-bearing demand deposits also reflected growth with an increase of $26.67 million, or 3.94%. These increases were offset by a decrease in time deposits of $29.59 million, or 8.34%.

Borrowings

Total borrowings in the form of retail repurchase agreements as of June 30, 2022, increased $1.10 million, or 71.55%, compared to December 31, 2021.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2022, the Company’s cash reserves and short-term investment securities totaled $9.28 million and $20.26 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2022, our unencumbered cash totaled $398.24 million, unused borrowing capacity from the FHLB totaled $427.55 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $253.55 million.

Cash Flows

The following table summarizes the components of cash flow for the periods indicated:

	Six Months Ended June 30,
	2022	2021
(Amounts in thousands)
Net cash provided by operating activities	$28,200	$19,709
Net cash (used) provided by investing activities	(356,659)	44,632
Net cash provided by financing activities	49,262	97,836
Net increase in cash and cash equivalents	(279,197)	162,177
Cash and cash equivalents, beginning balance	677,439	456,561
Cash and cash equivalents, ending balance	$398,242	$618,738

Cash and cash equivalents decreased $279.20 million for the six months ended June 30, 2022, compared to an increase of $162.18 million for the same period of the prior year. The decrease in cash and cash equivalents for the six month period was due largely to the purchase of securities available for sale of $236.85 million and the funding of $133.40 million in loan originations.  The decreases were offset by an net increase in deposits of $69.15 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2022, decreased $9.73 million, or 2.27%, to $418.05 million from $427.78 million as of December 31, 2021. The change in stockholders’ equity was largely due to net income of $20.73 million offset by other comprehensive loss of $10.11 million, the repurchase of 415,507 shares of our common stock totaling $12.04 million, and dividends declared on our common stock of $9.05 million.   In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share decreased $0.01, or 0.04%, to $25.33 as of June 30, 2022, from $25.34 as of December 31, 2021.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2021 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2022		December 31, 2021
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.37%	11.93%	14.39%	13.37%
Tier 1 risk-based capital ratio	13.37%	11.93%	14.39%	13.37%
Total risk-based capital ratio	14.62%	13.18%	15.65%	14.62%
Tier 1 leverage ratio	9.53%	8.40%	9.65%	8.94%

Our risk-based capital ratios as of June 30, 2022, decreased from December 31, 2021, due to an increase in our risk-weighted assets. The increase in risk-weighted assets was primarily due to the increase in total loans as well as an increase in available for sale debt securities from year-end 2021.  As of June 30, 2022, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2022.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2022	December 31, 2021
(Amounts in thousands)
Commitments to extend credit	$299,637	$272,447
Standby letters of credit and financial guarantees (1)	126,275	153,717
Total off-balance sheet risk	$425,912	$426,164

Allowance for unfunded commitments	$956	$678

(1)	Includes FHLB letters of credit

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

As of June 30, 2022, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 150 to 175 basis points. The level of benchmark interest rates at year-end 2021, rendered a complete downward shock of 100 basis points meaningless; accordingly, a downward rate scenario is only presented for the current period. In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	June 30, 2022		December 31, 2021
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
300	$6,500	5.84%	$14,960	14.90%
200	4,662	4.19%	10,303	10.30%
100	2,620	2.36%	5,502	5.50%
(100)	(8,545)	7.68%	N/A	N/A

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

Astronomic federal government spending, growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, have contributed to rising inflation. In response, the Central Bank has begun raising interest rates and signaled that it will continue to raise rates, taper its purchase of mortgage and other bonds and reduce the size of the balance sheet over time. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased  283,507 shares of our common stock during the second quarter of 2022 compared to 261,600 shares purchased during the same quarter of 2021.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

April 1-30, 2022	46,600	$27.66	46,600	1,272,014
May 1-31, 2022	118,600	27.53	118,600	1,153,414
June 1-30, 2022	118,307	28.68	118,307	1,035,107
Total	283,507	$28.03	283,507

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

ITEM 6.	Exhibits

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2022, (Unaudited) and December 31, 2021; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of August, 2022.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)