Form 10-Q
period 2022-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2022-11-08
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
or

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
☐ Yes ☑ No

As of October 28, 2022, there were 16,231,717 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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
●

the effects of the COVID-19 pandemic, including negative impacts and disruptions to the communities the Company serves, and the domestic and global economy, which may have an adverse effect on the Company's business;

●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee, income;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2022	2021(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$54,795	$47,067
Federal funds sold	172,141	627,036
Interest-bearing deposits in banks	2,159	3,336
Total cash and cash equivalents	229,095	677,439
Debt securities available for sale	299,620	76,292
Loans held for investment, net of unearned income	2,362,733	2,165,569
Allowance for credit losses	(29,388)	(27,858)
Loans held for investment, net	2,333,345	2,137,711
Premises and equipment, net	47,891	52,284
Other real estate owned	559	1,015
Interest receivable	8,345	7,900
Goodwill	129,565	129,565
Other intangible assets	4,541	5,622
Other assets	107,838	106,691
Total assets	$3,160,799	$3,194,519

Liabilities
Deposits
Noninterest-bearing	$878,423	$842,783
Interest-bearing	1,831,798	1,886,608
Total deposits	2,710,221	2,729,391
Securities sold under agreements to repurchase	1,958	1,536
Interest, taxes, and other liabilities	36,362	35,817
Total liabilities	2,748,541	2,766,744

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 23,412,168 shares issued and 16,273,177 outstanding at September 30, 2022; 23,971,347 shares issued and 16,878,220 outstanding at December 31, 2021	16,273	16,878
Additional paid-in capital	129,914	147,619
Retained earnings	285,096	264,824
Accumulated other comprehensive loss	(19,025)	(1,546)
Total stockholders' equity	412,258	427,775
Total liabilities and stockholders' equity	$3,160,799	$3,194,519

(1) Derived from audited financial statements
See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2022	2021	2022	2021
Interest income
Interest and fees on loans	$26,405	$25,119	$76,697	$77,596
Interest on securities -- taxable	1,610	200	3,539	557
Interest on securities -- tax-exempt	175	245	547	818
Interest on deposits in banks	1,532	225	2,548	507
Total interest income	29,722	25,789	83,331	79,478
Interest expense
Interest on deposits	380	642	1,288	2,235
Interest on short-term borrowings	-	1	1	1
Total interest expense	380	643	1,289	2,236
Net interest income	29,342	25,146	82,042	77,242
Provision for (recovery of) credit losses	685	(1,394)	3,156	(7,625)
Net interest income after provision for loan losses	28,657	26,540	78,886	84,867
Noninterest income
Wealth management	932	974	2,897	2,913
Service charges on deposits	3,689	3,599	10,859	9,728
Other service charges and fees	2,988	3,143	9,302	9,331
Divestiture gain	1,658	-	1,658	-
Other operating income	683	1,004	3,282	3,114
Total noninterest income	9,950	8,720	27,998	25,086
Noninterest expense
Salaries and employee benefits	12,081	10,646	35,270	31,746
Occupancy expense	1,188	1,155	3,622	3,545
Furniture and equipment expense	1,478	1,385	4,588	4,209
Service fees	1,635	1,530	5,701	4,378
Advertising and public relations	718	536	1,835	1,487
Professional fees	208	313	1,205	1,069
Amortization of intangibles	365	365	1,082	1,082
FDIC premiums and assessments	321	216	796	619
Divestiture expenses	153	-	153	-
Other operating expense	2,998	2,690	8,134	8,882
Total noninterest expense	21,145	18,836	62,386	57,017
Income before income taxes	17,462	16,424	44,498	52,936
Income tax expense	4,111	3,816	10,419	12,323
Net income	$13,351	$12,608	$34,079	$40,613

Earnings per common share
Basic	$0.82	$0.73	$2.05	$2.32
Diluted	0.81	0.73	2.05	2.32
Weighted average shares outstanding
Basic	16,378,022	17,221,244	16,617,766	17,457,477
Diluted	16,413,202	17,279,576	16,654,697	17,511,900

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Amounts in thousands)
Net income	$13,351	$12,608	$34,079	$40,613
Other comprehensive income, before tax
Available-for-sale debt securities:
Net unrealized losses on available-for-sale debt securities	(9,355)	(207)	(21,802)	(1,007)
Employee benefit plans:
Net actuarial loss	(1)	-	(424)	(206)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	34	96	101	289
Net unrealized gains (losses) on employee benefit plans	33	96	(323)	83
Other comprehensive loss, before tax	(9,322)	(111)	(22,125)	(924)
Income tax benefit	(1,957)	(23)	(4,646)	(194)
Other comprehensive loss, net of tax	(7,365)	(88)	(17,479)	(730)
Total comprehensive income	$5,986	$12,520	$16,600	$39,883

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2022 and 2021

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance July, 1 2021	-	$-	17,334,547	$17,335	$161,853	$250,911	$(2,565)	$427,534
Net income	-	-	-	-	-	12,608	-	12,608
Other comprehensive loss	-	-	-	-	-	-	(88)	(88)
Common dividends declared -- $0.27 per share	-	-	-	-	-	(4,659)	-	(4,659)
Equity-based compensation expense	-	-	553	-	37	-	-	37
Common stock options exercised	-	-	9,371	10	268	-	-	278
Issuance of common stock to 401(k) plan	-	-	3,967	4	116	-	-	120
Repurchase of common shares at $30.52 per share	-	-	(277,386)	(278)	(8,188)	-	-	(8,466)
Balance September 30, 2021	-	$-	17,071,052	$17,071	$154,086	$258,860	$(2,653)	$427,364

Balance July, 1 2022	-	$-	16,502,144	$16,502	$136,705	$276,499	$(11,660)	$418,046
Net income	-	-	-	-	-	13,351	-	13,351
Other comprehensive loss	-	-	-	-	-	-	(7,365)	(7,365)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(4,754)	-	(4,754)
Equity-based compensation expense	-	-	-	-	52	-	-	52
Common stock options exercised -- shares	-	-	2,443	2	182	-	-	184
Issuance of common stock to 401(k) plan	-	-	3,990	4	123	-	-	127
Repurchase of common shares at $31.36 per share	-	-	(235,400)	(235)	(7,148)	-	-	(7,383)
Balance September 30, 2022	-	$-	16,273,177	$16,273	$129,914	$285,096	$(19,025)	$412,258

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
Nine MONTHS ENDED
September 30, 2022 and 2021

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2021	-	$-	17,722,507	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13						(5,870)		(5,870)
Net income	-	-	-	-	-	40,613	-	40,613
Other comprehensive loss	-	-	-	-	-		(730)	(730)
Common dividends declared -- $0.77 per share	-	-	-	-	-	(13,468)		(13,468)
Equity-based compensation expense	-	-	42,340	42	816		-	858
Common stock options exercised	-	-	19,773	20	268		-	288
Issuance of common stock to 401(k) plan	-	-	13,118	13	360	-	-	373
Repurchase of common shares at $29.49 per share	-	-	(726,686)	(727)	(20,703)	-	-	(21,430)
Balance September 30, 2021	-	$-	17,071,052	$17,071	$154,086	$258,860	$(2,653)	$427,364

Balance January 1, 2022	-	$-	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	-	-	-	-	34,079	-	34,079
Other comprehensive loss	-	-	-	-	-	-	(17,479)	(17,479)
Common dividends declared -- $0.83 per share	-	-	-	-	-	(13,807)	-	(13,807)
Equity-based compensation expense	-	-	25,137	25	511	-	-	536
Common stock options exercised	-	-	6,979	7	150	-	-	157
Issuance of common stock to 401(k) plan	-	-	13,748	14	401	-	-	415
Repurchase of common shares at $29.83 per share	-	-	(650,907)	(651)	(18,767)	-	-	(19,418)
Balance September 30, 2022	-	$-	16,273,177	$16,273	$129,914	$285,096	$(19,025)	$412,258

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2022	2021
Operating activities
Net income	$34,079	$40,613
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) credit losses	3,156	(7,625)
Depreciation and amortization of premises and equipment	3,205	3,346
(Accretion) amortization of premiums on investments, net	(26)	307
Amortization of FDIC indemnification asset, net	-	1,226
Amortization of intangible assets	1,082	1,082
Accretion on acquired loans	(2,224)	(3,599)
Gain on divestiture	(1,658)	-
Equity-based compensation expense	536	858
Issuance of common stock to 401(k) plan	415	373
(Gain) loss on sale of premises and equipment, net	(772)	518
Loss on sale of other real estate owned	423	135
(Increase) decrease in accrued interest receivable	(445)	906
Decrease (increase) in other operating activities	3,757	(1,547)
Net cash provided by operating activities	41,528	36,593
Investing activities
Proceeds from maturities, prepayments, and calls of securities available for sale	19,855	21,183
Payments to acquire securities available for sale	(264,960)	(16,578)
Net (increase) decrease in loans	(197,035)	41,185
(Purchase of) proceeds from FHLB stock, net	(240)	1,012
Proceeds from bank owned life insurance	1,046	-
Cash proceeds paid in divestiture	(59,039)	-
Proceeds from sale of premises and equipment	1,542	2,578
Payments to acquire premises and equipment	(750)	(2,454)
Proceeds from sale of other real estate owned	471	1,796
Net cash (used) provided by investing activities	(499,110)	48,722
Financing activities
Increase in noninterest-bearing deposits, net	54,024	47,352
(Decrease) increase in interest-bearing deposits, net	(12,140)	80,247
Proceeds from securities sold under agreements to repurchase, net	422	142
Proceeds from stock options exercised	157	288
Payments for repurchase of common stock	(19,418)	(21,430)
Payments of common dividends	(13,807)	(13,468)
Net cash provided by financing activities	9,238	93,131
Net (decrease) increase in cash and cash equivalents	(448,344)	178,446
Cash and cash equivalents at beginning of period	677,439	456,561
Cash and cash equivalents at end of period	$229,095	$635,007

Supplemental disclosure -- cash flow information
Cash paid for interest	$1,728	$2,508
Cash paid for income taxes	4,090	11,989

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	438	1,147
Loans originated to finance other real estate owned	-	59
Increase in accumulated other comprehensive loss, net of taxes	(17,479)	(730)

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable.  As of September 30, 2022, the accrued interest receivable for investment securities available for sale was $1.06  million.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  September 30, 2022, the accrued interest receivable for loans was $7.28 million.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  September 30, 2022, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $1.42 million.

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

While direct impacts of COVID- 19 appear to be declining and conditions have improved as of September 30, 2022, if there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows. While it is not possible to know the full extent that the impact of COVID- 19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company's management believes its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the pandemic.

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

Standards Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This new accounting topic provides accounting guidance for troubled debt restructuring (TDR) and write-offs, effective January 1, 2023, with early adoption permitted. The amendments eliminate TDR accounting guidance for issuers that have adopted ASU 2016-13, create a single loan modification accounting model, and clarify disclosure requirements for loan modifications and write-offs. We are currently reviewing the impact of the updated guidance on our Consolidated Financial Statements, but do no anticipate a material impact. At this time, the Company has no plans to early adopt this guidance.

Note 2. Divestitures

On September 16, 2022, the Company completed the sale of its Emporia, Virginia branch to Benchmark Community Bank (the "Emporia Branch Sale") .  The sale included the branch real estate, certain personal property, and all deposits associated with the branch.  There were no loans included in the transaction.  Benchmark paid a deposit premium of two percent for certain deposits.  In addition, Benchmark paid $1.50 million for branch real estate and certain personal property.   Total deposits acquired by Benchmark totaled $61.05 million.  The deposits were composed of $18.38 million in demand, $28.46 million in interest-bearing demand, $11.52 million in savings, and $2.69 million in time deposits.  The Company recognized a gain of $1.66 million from the Emporia Branch Sale.

Note 3. Debt Securities

There was no allowance for credit losses for debt securities as of  September 30, 2022; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$-	$(12)	$1,488
U.S. Treasury Notes	160,935	-	(4,475)	156,460
Municipal securities	23,523	9	(471)	23,061
Corporate notes	37,056	-	(2,537)	34,519
Agency mortgage-backed securities	98,389	1	(14,298)	84,092
Total	$321,403	$10	$(21,793)	$299,620

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$469	$—	$(3)	$466
Municipal securities	28,596	198	—	28,794
Corporate notes	9,935	—	(16)	9,919
Agency mortgage-backed securities	37,273	513	(673)	37,113
Total	$76,273	$711	$(692)	$76,292

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2022
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$43,628	$43,323
Due after one year but within five years	174,943	167,932
Due after five years but within ten years	4,443	4,273
	223,014	215,528
Agency mortgage-backed securities	98,389	84,092
Total debt securities available for sale	$321,403	$299,620

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,488	$(12)	$-	$-	$1,488	$(12)
U.S. Treasury Notes	156,460	(4,475)	-	-	156,460	(4,475)
Municipal securities	18,872	(471)	-	-	18,872	(471)
Corporate notes	34,519	(2,537)	-	-	34,519	(2,537)
Agency mortgage-backed securities	69,521	(10,452)	14,515	(3,846)	84,036	(14,298)
Total	$280,860	$(17,947)	$14,515	$(3,846)	$295,375	$(21,793)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$459	$(3)	$459	$(3)
Corporate notes	9,919	(16)	—	—	9,919	(16)
Agency mortgage-backed securities	14,092	(253)	8,384	(420)	22,476	(673)
Total	$24,011	$(269)	$8,843	$(423)	$32,854	$(692)

There were 136 individual debt securities in an unrealized loss position as of September 30, 2022, and the combined depreciation in value represented 7.27% of the debt securities portfolio. There were 23 individual debt securities in an unrealized loss position as of December 31, 2021, and their combined depreciation in value represented 0.91% of  the debt securities portfolio.  The decline in the market value of debt securities available for sale from December 31, 2021, is primarily attributable to the increasing rate environment throughout 2022.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2022, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no gross realized gains and losses from the sale of available-for-sale debt securities for the three and nine months ended September 30, 2022 and 2021.

The carrying amount of securities pledged for various purposes totaled $27.82 million as of September 30, 2022, and $22.15 million as of December 31, 2021.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.29 million as of September 30, 2022, and $1.65 million  as of December 31, 2021. Deferred loan fees, net of loan costs, totaled $4.11 million as of September 30, 2022, and $5.06 million  as of December 31, 2021. For information about off-balance sheet financing, see Note 15, “Litigation, Commitments, and Contingencies,” to the Condensed Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $4.11 million and $5.06 million and unamortized discount related to loans acquired of $4.11 million and $5.41 million million for September 30, 2022, and December 31, 2021, respectively.  Accrued interest receivable (AIR) of $7.28 million as of  September 30, 2022, and $7.54 million  as of  December 31, 2021, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	September 30, 2022		December 31, 2021
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$109,104	4.62%	$65,806	3.04%
Commercial and industrial	148,024	6.26%	133,630	6.17%
Multi-family residential	135,489	5.73%	100,402	4.64%
Single family non-owner occupied	196,133	8.30%	198,778	9.18%
Non-farm, non-residential	777,350	32.90%	707,506	32.67%
Agricultural	10,537	0.45%	9,341	0.43%
Farmland	12,127	0.51%	15,013	0.69%
Total commercial loans	1,388,764	58.77%	1,230,476	56.82%
Consumer real estate loans
Home equity lines	77,424	3.28%	79,857	3.69%
Single family owner occupied	726,780	30.76%	703,864	32.50%
Owner occupied construction	14,602	0.62%	16,910	0.78%
Total consumer real estate loans	818,806	34.66%	800,631	36.97%
Consumer and other loans
Consumer loans	151,022	6.39%	129,794	5.99%
Other	4,141	0.18%	4,668	0.22%
Total consumer and other loans	155,163	6.57%	134,462	6.21%
Total loans held for investment, net of unearned income	$2,362,733	100.00%	$2,165,569	100.00%

The Company began participating as a Small Business Administration Paycheck Protection Program lender during the second quarter of 2020. At September 30, 2022, there was no remaining balance of PPP loans, compared to $20.64 million at December 31, 2021, which were included in commercial and industrial loan balances. There were no remaining net deferred loan origination fees related to the PPP loans, net of deferred loan origination costs, at September 30, 2022.  At  December 31, 2021, the amount of net deferred loan origination fees related to PPP loans was $733 thousand.   During the third quarter of 2022, the Company recorded amortization of net deferred loan origination fees of $80 thousand on PPP loans and recorded $734 thousand in amortization for the nine month period of 2022 . The Company recorded amortization of net deferred loan origination fees on PPP loans of $708 thousand and $2.24 million in amortization for the same periods, respectively, for 2021.

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	September 30, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$107,937	$757	$410	$-	$-	$109,104
Commercial and industrial	145,064	1,084	1,876	-	-	148,024
Multi-family residential	130,970	4,081	438	-	-	135,489
Single family non-owner occupied	185,415	2,358	8,360	-	-	196,133
Non-farm, non-residential	749,705	16,206	11,439	-	-	777,350
Agricultural	10,324	51	162	-	-	10,537
Farmland	9,909	589	1,629	-	-	12,127
Consumer real estate loans
Home equity lines	74,067	430	2,927	-	-	77,424
Single family owner occupied	697,976	2,022	26,782	-	-	726,780
Owner occupied construction	14,438	-	164	-	-	14,602
Consumer and other loans
Consumer loans	148,436	10	2,576	-	-	151,022
Other	4,141	-	-	-	-	4,141
Total loans	$2,278,382	$27,588	$56,763	$-	$-	$2,362,733

	December 31, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$64,498	$451	$857	$-	$-	$65,806
Commercial and industrial	128,770	1,005	3,855	-	-	133,630
Multi-family residential	98,457	1,090	855	-	-	100,402
Single family non-owner occupied	186,184	3,607	8,977	10	-	198,778
Non-farm, non-residential	665,559	25,624	16,323	-	-	707,506
Agricultural	8,758	70	513	-	-	9,341
Farmland	11,939	633	2,441	-	-	15,013
Consumer real estate loans
Home equity lines	76,259	426	3,172	-	-	79,857
Single family owner occupied	671,459	2,420	29,985	-	-	703,864
Owner occupied construction	16,629	-	281	-	-	16,910
Consumer and other loans
Consumer loans	127,514	16	2,264	-	-	129,794
Other	4,668	-	-	-	-	4,668
Total loans	$2,060,694	$35,342	$69,523	$10	$-	$2,165,569

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development and other land
Pass	$39,902	$45,588	$8,631	$3,144	$2,724	$7,594	$354	$107,937
Special Mention	-	156	-	-	102	463	36	757
Substandard	-	-	362	36	12	-	-	410
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$39,902	$45,744	$8,993	$3,180	$2,838	$8,057	$390	$109,104
Commercial and industrial
Pass	$60,771	$26,011	$13,335	$8,824	$9,815	$9,764	$16,544	$145,064
Special Mention	234	22	28	524	179	-	97	1,084
Substandard	147	122	122	425	212	330	518	1,876
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$61,152	$26,155	$13,485	$9,773	$10,206	$10,094	$17,159	$148,024
Multi-family residential
Pass	$40,595	$15,211	$26,878	$3,757	$1,788	$41,807	$934	$130,970
Special Mention	-	-	-	-	-	4,081	-	4,081
Substandard	-	-	-	-	-	438	-	438
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$40,595	$15,211	$26,878	$3,757	$1,788	$46,326	$934	$135,489
Non-farm, non-residential
Pass	$183,767	$145,439	$122,934	$53,060	$37,644	$192,843	$14,018	$749,705
Special Mention	-	1,946	860	1,205	2,756	9,289	150	16,206
Substandard	-	1,130	682	2,762	714	5,924	227	11,439
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$183,767	$148,515	$124,476	$57,027	$41,114	$208,056	$14,395	$777,350
Agricultural
Pass	$4,071	$3,447	$1,158	$469	$364	$382	$433	$10,324
Special Mention	-	35	16	-	-	-	-	51
Substandard	-	38	3	75	30	16	-	162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,071	$3,520	$1,177	$544	$394	$398	$433	$10,537
Farmland
Pass	$217	$720	$814	$77	$885	$5,662	$1,534	$9,909
Special Mention	-	110	-	-	227	252	-	589
Substandard	-	-	13	-	256	1,360	-	1,629
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$217	$830	$827	$77	$1,368	$7,274	$1,534	$12,127

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$967	$100	$76	$-	$77	$-	$72,847	$74,067
Special Mention	-	-	-	-	-	-	430	430
Substandard	-	-	28	36	205	1,207	1,451	2,927
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$967	$100	$104	$36	$282	$1,207	$74,728	$77,424
Single family Mortgage
Pass	$124,170	$233,991	$208,988	$51,754	$38,014	$225,285	$1,189	$883,391
Special Mention	-	380	91	367	264	3,278	-	4,380
Substandard	378	1,090	708	1,164	2,143	29,659	-	35,142
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$124,548	$235,461	$209,787	$53,285	$40,421	$258,222	$1,189	$922,913
Owner occupied construction
Pass	$5,224	$8,686	$-	$23	$13	$492	$-	$14,438
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	162	-	2	-	164
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$5,224	$8,686	$-	$185	$13	$494	$-	$14,602
Consumer loans
Pass	$67,539	$43,169	$18,776	$9,514	$3,176	$8,178	$2,225	$152,577
Special Mention	-	3	-	6	-	-	1	10
Substandard	423	892	556	443	46	137	79	2,576
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$67,962	$44,064	$19,332	$9,963	$3,222	$8,315	$2,305	$155,163

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$527,223	$522,362	$401,590	$130,622	$94,500	$492,007	$110,078	$2,278,382
Special Mention	234	2,652	995	2,102	3,528	17,363	714	27,588
Substandard	948	3,272	2,474	5,103	3,618	39,073	2,275	56,763
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$528,405	$528,286	$405,059	$137,827	$101,646	$548,443	$113,067	$2,362,733

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$40,207	$10,127	$3,081	$3,704	$1,308	$5,717	$354	$64,498
Special Mention	-	266	-	128	-	21	36	451
Substandard	-	-	128	11	291	427	-	857
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$40,207	$10,393	$3,209	$3,843	$1,599	$6,165	$390	$65,806
Commercial and industrial
Pass	$34,539	$18,887	$13,679	$13,772	$4,817	$5,890	$16,544	$108,128
Special Mention	32	60	597	192	28	-	96	1,005
Substandard	184	355	706	384	842	866	518	3,855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,755	$19,302	$14,982	$14,348	$5,687	$6,756	$17,158	$112,988
Paycheck Protection Loans
Pass	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Multi-family residential
Pass	$11,307	$24,299	$4,644	$1,897	$8,413	$46,962	$935	$98,457
Special Mention	-	-	-	-	-	1,090	-	1,090
Substandard	-	-	-	-	-	855	-	855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,307	$24,299	$4,644	$1,897	$8,413	$48,907	$935	$100,402
Non-farm, non-residential
Pass	$147,978	$146,381	$62,651	$50,943	$43,776	$199,812	$14,018	$665,559
Special Mention	397	3,334	823	2,595	9,190	9,135	150	25,624
Substandard	1,161	711	2,508	2,531	3,232	5,953	227	16,323
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$149,536	$150,426	$65,982	$56,069	$56,198	$214,900	$14,395	$707,506
Agricultural
Pass	$4,564	$1,548	$998	$534	$346	$335	$433	$8,758
Special Mention	43	27	-	-	-	-	-	70
Substandard	44	11	282	39	17	120	-	513
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,651	$1,586	$1,280	$573	$363	$455	$433	$9,341
Farmland
Pass	$428	$1,047	$82	$1,125	$887	$6,835	$1,535	$11,939
Special Mention	189	-	-	240	5	199	-	633
Substandard	-	14	519	249	264	1,395	-	2,441
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$617	$1,061	$601	$1,614	$1,156	$8,429	$1,535	$15,013

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Home equity lines
Pass	$115	$59	$-	$25	$2	$2,168	$73,890	$76,259
Special Mention	-	-	-	-	-	-	426	426
Substandard	-	-	28	249	128	1,316	1,451	3,172
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$115	$59	$28	$274	$130	$3,484	$75,767	$79,857
Single family Mortgage
Pass	$239,917	$225,294	$61,925	$46,716	$41,757	$240,845	$1,189	$857,643
Special Mention	399	510	937	269	137	3,775	-	6,027
Substandard	1,213	799	1,475	1,668	1,878	31,929	-	38,962
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$241,529	$226,603	$64,337	$48,653	$43,772	$276,559	$1,189	$902,642
Owner occupied construction
Pass	$9,689	$4,729	$178	$22	$428	$1,583	$-	$16,629
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	281	-	281
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$9,689	$4,729	$178	$22	$428	$1,864	$-	$16,910
Consumer loans
Pass	$65,018	$31,065	$16,548	$4,980	$2,306	$10,040	$2,225	$132,182
Special Mention	-	-	16	-	-	-	-	16
Substandard	328	663	824	107	78	186	78	2,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$65,346	$31,728	$17,388	$5,087	$2,384	$10,226	$2,303	$134,462

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Total Loans
Pass	$570,244	$467,596	$163,786	$123,718	$104,040	$520,187	$111,123	$2,060,694
Special Mention	1,060	4,197	2,373	3,424	9,360	14,220	708	35,342
Substandard	2,930	2,553	6,470	5,238	6,730	43,328	2,274	69,523
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total loans	$574,234	$474,346	$172,629	$132,380	$120,130	$577,745	$114,105	$2,165,569

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2022			December 31, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$33	$-	$33	$409	$-	$409
Commercial and industrial	265	-	265	1,734	-	1,734
Multi-family residential	396	-	396	208	-	208
Single family non-owner occupied	1,320	-	1,320	2,304	-	2,304
Non-farm, non-residential	2,273	-	2,273	3,439	1,100	4,539
Agricultural	18	-	18	136	-	136
Farmland	133	-	133	222	-	222
Consumer real estate loans
Home equity lines	503	-	503	767	-	767
Single family owner occupied	8,416	-	8,416	8,957	-	8,957
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	1,946	-	1,946	1,492	-	1,492
Total nonaccrual loans	$15,303	$-	$15,303	$19,668	$1,100	$20,768

During the third quarter of 2022, $1 thousand in nonaccrual loan interest was recognized compared to $14 thousand for the same period of 2021. During the first nine months of 2022  $4 thousand  in nonaccrual loan interest was recognized compared to $38 thousand for the same period of  2021 .

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	September 30, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$40	$8	$25	$73	$109,031	$109,104	$-
Commercial and industrial	319	186	45	550	147,474	148,024	-
Multi-family residential	-	-	-	-	135,489	135,489	-
Single family non-owner occupied	398	239	335	972	195,161	196,133	-
Non-farm, non-residential	780	-	1,377	2,157	775,193	777,350	-
Agricultural	30	18	11	59	10,478	10,537	-
Farmland	-	-	133	133	11,994	12,127	-
Consumer real estate loans
Home equity lines	425	183	309	917	76,507	77,424	-
Single family owner occupied	4,686	2,057	3,454	10,197	716,583	726,780	-
Owner occupied construction	-	-	-	-	14,602	14,602	-
Consumer and other loans
Consumer loans	3,767	1,616	944	6,327	144,695	151,022	-
Other	-	-	-	-	4,141	4,141	-
Total loans	$10,445	$4,307	$6,633	$21,385	$2,341,348	$2,362,733	$-

	December 31, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$52	$-	$120	$172	$65,634	$65,806	$-
Commercial and industrial	325	35	1,394	1,754	131,876	133,630	-
Multi-family residential	97	-	-	97	100,305	100,402	-
Single family non-owner occupied	1,210	583	795	2,588	196,190	198,778	-
Non-farm, non-residential	1,002	441	2,333	3,776	703,730	707,506	-
Agricultural	73	7	101	181	9,160	9,341	-
Farmland	52	-	222	274	14,739	15,013	-
Consumer real estate loans
Home equity lines	275	388	333	996	78,861	79,857	-
Single family owner occupied	4,740	2,584	3,880	11,204	692,660	703,864	-
Owner occupied construction	139	-	-	139	16,771	16,910	-
Consumer and other loans
Consumer loans	3,469	1,182	1,049	5,700	124,094	129,794	-
Other	-	-	-	-	4,668	4,668	-
Total loans	$11,434	$5,220	$10,227	$26,881	$2,138,688	$2,165,569	$-

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss is required to be measured based on the fair value of the collateral. As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset. For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The table below summarizes collateral dependent loans, where foreclosure is probable, by type of collateral, and the extent to which they are collateralized during the period.  As of September 30, 2022, there were no collateral dependent loans.

	September 30, 2022			December 31, 2021
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	-	-	-	2,216	2,312	104.33%
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$-	$-	-	$2,216	$2,312	104.33%

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

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	September 30, 2022			December 31, 2021
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$-	$409	$409	$396	$470	$866
Single family non-owner occupied	147	844	991	857	1,100	1,957
Non-farm, non-residential	-	766	766	-	2,021	2,021
Consumer real estate loans
Home equity lines	-	59	59	-	67	67
Single family owner occupied	1,328	4,925	6,253	1,266	4,755	6,021
Owner occupied construction	-	-	-	-	212	212
Consumer and other loans
Consumer loans	-	25	25	-	27	27
Total TDRs	$1,475	$7,028	$8,503	$2,519	$8,652	$11,171

Allowance for credit losses related to TDRs			$-			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Amounts in thousands)
Interest income recognized	$97	$92	$299	$290

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended September 30,
	2022			2021
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Payment deferral
Single family owner occupied	1	$94	$72	-	-	-
Total payment deferral	1	$94	$72	-	$-	$-
Below market interest rate and extended payment term
Single family owner occupied	-	$-	$-	2	$302	$283
Total below market interest rate and extended term	-	$-	$-	2	$302	$283
Total	1	$94	$72	2	$302	$283

(1)	Represents the loan balance immediately following modification

	Nine Months Ended September 30,
	2022			2021
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$32	-	$-	$-
Total below market interest rate	1	$31	$32	-	-	-
Below market interest rate and extended payment term
Single family owner occupied	-	$-	$-	2	$302	$283
Total below market interest rate and extended payment term	-	$-	$-	2	$302	$283
Payment deferral
Single family owner occupied	3	$331	$317	-	-	-
Non-farm, non-residential	-	-	-	1	1,390	1,368
Total payment deferral	3	$331	$317	1	$1,390	$1,368
Total	4	$362	$349	3	$1,692	$1,651

(1)	Represents the loan balance immediately following modification

There were no payment defaults for loans modified as TDRs restructured within the previous 12 months as of September 30, 2022, and there was one payment default in the amount of $ 1.37 million as of   September 30, 2021 .

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2022	December 31, 2021
(Amounts in thousands)
OREO	$559	$1,015

OREO secured by residential real estate	$231	$337
Residential real estate loans in the foreclosure process(1)	$2,678	$2,210

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended September 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$16,119	$10,049	$3,581	$29,749
(Recovery of) provision for credit losses charged to operations	(444)	(1,391)	2,520	685
Charge-offs	(89)	(182)	(1,887)	(2,158)
Recoveries	872	77	163	1,112
Net recoveries (charge-offs)	783	(105)	(1,724)	(1,046)
Ending balance	$16,458	$8,553	$4,377	$29,388

	Three Months Ended September 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$17,704	$11,055	$3,098	$31,857
(Recovery of) provision for credit losses charged to operations	(1,504)	(317)	427	(1,394)
Charge-offs	(407)	(195)	(653)	(1,255)
Recoveries	285	179	205	669
Net (charge-offs) recoveries	(122)	(16)	(448)	(586)
Ending balance	$16,078	$10,722	$3,077	$29,877

	Nine Months Ended September 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,775	$9,972	$3,111	$27,858
(Recovery of) provision for credit losses charged to operations	(144)	(1,584)	4,884	3,156
Charge-offs	(497)	(276)	(4,156)	(4,929)
Recoveries	2,324	441	538	3,303
Net recoveries (charge-offs)	1,827	165	(3,618)	(1,626)
Ending balance	$16,458	$8,553	$4,377	$29,388

	Nine Months Ended September 30, 2021
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
(Recovery of) provision for credit losses charged to operations	(6,286)	(2,845)	1,506	(7,625)
Charge-offs	(2,366)	(253)	(2,268)	(4,887)
Recoveries	1,709	724	667	3,100
Net (charge-offs) recoveries	(657)	471	(1,601)	(1,787)
Ending balance	$16,078	$10,722	$3,077	$29,877

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2022	December 31, 2021
(Amounts in thousands)
Noninterest-bearing demand deposits	$878,423	$842,783
Interest-bearing deposits:
Interest-bearing demand deposits	658,211	676,254
Money market accounts	281,435	293,915
Savings deposits	587,413	561,576
Certificates of deposit	196,365	237,919
Individual retirement accounts	108,374	116,944
Total interest-bearing deposits	1,831,798	1,886,608
Total deposits	$2,710,221	$2,729,391

Note 8. Leases

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

The Company’s current operating leases relate to one existing bank branch and one operating lease acquired in a prior bank acquisition.  The acquired operating lease was for vacant land and will terminate in July of 2029.  The Company’s ROU asset was $672 thousand as of September 30, 2022 compared to $741 thousand as of December 31, 2021. The operating lease liability as of September 30, 2022, was $692 thousand compared to $770 thousand as of December 31, 2021. The Company’s total operating leases have remaining terms of  2 - 7  years; compared with 4  months to 7.5  years  as of December 31, 2021. The September 30, 2022 weighted average discount rate of 3.22% did not change from December 31, 2021.

Future minimum lease payments as of the dates indicated are as follows:

Year	September 30, 2022
(Amounts in thousands)
2023	$119
2024	119
2025	104
2026	101
2027 and thereafter	285
Total lease payments	728
Less: Interest	(36)
Present value of lease liabilities	$692

Year	December 31, 2021
(Amounts in thousands)
2022	$131
2023	119
2024	117
2025	101
2026 and thereafter	362
Total lease payments	830
Less: Interest	(60)
Present value of lease liabilities	$770

Note 9. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,958	0.07%	$1,536	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of September 30, 2022, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $422.61 million, net of FHLB letters of credit of $126.54 million, as of September 30, 2022. As of September 30, 2022, the Company pledged $736.92 million in qualifying loans to secure the FHLB borrowing capacity.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2022.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivative were recognized in earnings each period.  On July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2022			December 31, 2021
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$4,161	$211	$-	$4,388	$-	$229
Derivatives not designated as hedges
Interest rate swaps	$-	$-	$-	$7,890	$-	$608
Total derivatives	$4,161	$211	$-	$12,278	$-	$837

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2022	2021	2022	2021	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$3	$27	$47	$83	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	$6	$45	$90	$163	Interest and fees on loans
Total derivative expense	$9	$72	$137	$246

Note 11. Employee Benefit Plans

The Company maintains two nonqualified domestic, noncontributory defined benefit plans (the “Benefit Plans”) for key members of senior management and non-management directors. The Company’s unfunded Benefit Plans include the Supplemental Executive Retention Plan ("SERP") and the Directors’ Supplemental Retirement Plan ("Director Plan"). The SERP was frozen near the end of 2021; the Director Plan was fundamentally frozen at that time as well. The following table presents the components of net periodic pension cost and the effect on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021	Income Statement Location
(Amounts in thousands)
Service cost	$-	$88	$-	$264	Salaries and employee benefits
Interest cost	83	78	249	236	Other expense
Amortization of prior service cost	-	31	-	92	Other expense
Amortization of losses	34	65	101	197	Other expense
Net periodic cost	$117	$262	$350	$789

Note 12. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
(Amounts in thousands, except share and per share data)
Net income	$13,351	$12,608	$34,079	$40,613

Weighted average common shares outstanding, basic	16,378,022	17,221,244	16,617,766	17,457,477
Dilutive effect of potential common shares
Stock options	18,975	33,370	16,615	31,094
Unvested stock awards	10,570	24,962	14,681	23,329
Performance restricted stock units	5,635	-	5,635	-
Total dilutive effect of potential common shares	35,180	58,332	36,931	54,423
Weighted average common shares outstanding, diluted	16,413,202	17,279,576	16,654,697	17,511,900

Basic earnings per common share	$0.82	$0.73	$2.05	$2.32
Diluted earnings per common share	0.81	0.73	2.05	2.32

Antidilutive potential common shares
Stock options	131,198	-	131,198	13,990
Unvested stock awards	-	-	-	214
Total potential antidilutive shares	131,198	-	131,198	14,204

Note 13. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(9,817)	$(1,843)	$(11,660)
Other comprehensive loss before reclassifications	(7,392)	-	(7,392)
Reclassified from AOCI	-	27	27
Other comprehensive loss, net	(7,392)	27	(7,365)
Ending balance	$(17,209)	$(1,816)	$(19,025)

	Three Months Ended September 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$474	$(3,039)	$(2,565)
Other comprehensive loss before reclassifications	(164)	(1)	(165)
Reclassified from AOCI	-	77	77
Other comprehensive loss, net	(164)	76	(88)
Ending balance	$310	$(2,963)	$(2,653)

	Nine Months Ended September 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$15	$(1,561)	$(1,546)
Other comprehensive loss before reclassifications	(17,224)	(335)	(17,559)
Reclassified from AOCI	-	80	80
Other comprehensive loss, net	(17,224)	(255)	(17,479)
Ending balance	$(17,209)	$(1,816)	$(19,025)

	Nine Months Ended September 30, 2021
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$1,106	$(3,029)	$(1,923)
Other comprehensive loss before reclassifications	(796)	(163)	(959)
Reclassified from AOCI	-	229	229
Other comprehensive loss, net	(796)	66	(730)
Ending balance	$310	$(2,963)	$(2,653)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2022	2021	2022	2021	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	-	Income before income taxes
Income tax expense	-	-	-	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$31	$-	$92	Salaries and employee benefits
Amortization of net actuarial benefit cost	34	65	101	197	Salaries and employee benefits
Reclassified out of AOCI, before tax	34	96	101	289	Income before income taxes
Income tax expense	7	20	21	61	Income tax expense
Reclassified out of AOCI, net of tax	27	76	80	228	Net income
Total reclassified out of AOCI, net of tax	$27	$76	$80	$228	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,488	$-	$1,488	$-
U.S. Treasury Notes	156,460	-	156,460	-
Municipal securities	23,061	-	23,061	-
Corporate Notes	34,519		34,519
Agency mortgage-backed securities	84,092	-	84,092	-
Total available-for-sale debt securities	299,620	-	299,620	-
Equity securities	55	-	55	-
Fair value loans	3,950	-	-	3,950
Deferred compensation assets	4,822	4,822	-	-
Deferred compensation liabilities	4,822	4,822	-	-

	December 31, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$466	$-	$466	$-
Municipal securities	28,794	-	28,794	-
Corporate notes	9,919	-	9,919	-
Agency mortgage-backed securities	37,113	-	37,113	-
Total available-for-sale debt securities	76,292	-	76,292	-
Equity securities	55	-	55	-
Fair value loans	13,106	-	-	13,106
Deferred compensation assets	5,245	5,245	-	-
Deferred compensation liabilities	5,245	5,245	-	-
Derivative liabilities	837	-	837	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

September 30, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$-	$-	$-	$-
OREO	$559	$-	$-	$559

	December 31, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$2,312	$-	$-	$2,312
OREO	1,015	-	-	1,015

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	September 30, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	10% to 95% (73%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 11% (6%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 87% (32%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$229,095	$229,095	$229,095	$-	$-
Debt securities available for sale	299,620	299,620	-	299,620	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,333,345	2,198,020	-	-	2,198,020
Derivative financial assets	211	211	-	211	-
Interest receivable	8,345	8,345	-	8,345	-
Deferred compensation assets	4,822	4,822	4,822	-	-

Liabilities
Time deposits	304,739	304,232	-	304,232	-
Securities sold under agreements to repurchase	1,958	1,958	-	1,958	-
Interest payable	180	180	-	180	-
Deferred compensation liabilities	4,822	4,822	4,822	-	-

	December 31, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$677,439	$677,439	$677,439	$-	$-
Debt securities available for sale	76,292	76,292	-	76,292	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,137,711	2,108,513	-	-	2,108,513
Interest receivable	7,900	7,900	-	7,900	-
Deferred compensation assets	5,245	5,245	5,245	-	-

Liabilities
Time deposits	354,863	352,000	-	352,000	-
Securities sold under agreements to repurchase	1,536	1,536	-	1,536	-
Interest payable	314	314	-	314	-
Deferred compensation liabilities	5,245	5,245	5,245	-	-
Derivative liabilities	837	837	-	837	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2022	December 31, 2021
(Amounts in thousands)
Commitments to extend credit	$302,765	$272,447
Standby letters of credit and financial guarantees(1)	129,527	153,717
Total off-balance sheet risk	$432,292	$426,164

Allowance for unfunded commitments (2)	$1,416	$678

(1)	Includes FHLB letters of credit
(2)	Included in Interest, taxes, and other liabilities on the Condensed Consolidated Balance Sheet

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2022, the Bank operated 48 branches in Virginia, West Virginia, North Carolina and Tennessee. As of September 30, 2022, full-time equivalent employees, calculated using the number of hours worked, totaled 613. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol, FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2022, the Trust Division and FCWM managed and administered $1.19 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2022, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2021 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2021 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2022, and financial condition as of September 30, 2022, include the following:

●

Net income of $13.35 million for the quarter was an increase of $743 thousand compared to $12.61 million recorded in the same quarter of 2021. The increase is primarily attributable to an increase in net interest income of $4.2 million and the branch sale gains of $1.66 million offset by an increase in the provision for credit losses of $2.08 million and an increase in salaries and employee benefits of $1.44 million compared to 2021.

●	On September 16, 2022, the Company completed the sale of First Community Bank’s Emporia, Virginia branch to Benchmark Community Bank. A gain of $1.66 million was realized from the sale.
●

Net interest margin for the third quarter was 4.01%, which was a 45 basis point increase from 3.56% reported for third quarter of 2021. The yield on earning assets increased 42 basis points, primarily driven by increased earnings on securities and overnight funds.

●	The cost of interest-bearing deposits declined 6 basis points to 0.08%, primarily driven by a decrease in the cost of time deposits and focus on non-maturing deposits. Additionally, non-maturing deposit balances remained strong even after the Emporia Branch Sale.
●	Net interest income increased $4.2 million compared to the same quarter of 2021. Interest income from securities of $1.79 million was an increase of $1.34 million over the third quarter of 2021. Interest on fed funds also increased $1.31 million to $1.53 million for the third quarter as a result of the Federal Open Market Committee’s incremental 300 basis point rate increase in overnight rates throughout 2022 as compared to the overnight rates of 2021. Interest and fees on loans increased $1.29 million from the same quarter of 2021 and is primarily attributable to loan demand and originations.
●	The provision for credit losses of $685 thousand for the quarter was an increase of $2.08 million compared to the same quarter of 2021. The increase was attributable to a return to normalized provisions as compared with prior year recoveries of pandemic-related provisioning.
●	Despite the significant increase in credit loss provision over 2021, annualized return on average assets was 1.63% for the third quarter and 1.41% for the first nine months of 2022. Annualized return on average common equity was 12.60% for the third quarter and 10.73% for the first nine months of 2022.
●	Salaries and employee benefits for the third quarter increased $1.44 million, or 13.48%, over the same quarter in 2021. Salaries and employee benefits for the first nine months increased $3.52 million, or 11.10%, over the first nine months of 2021. During the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.5 million as part of its ongoing strategic initiative to enhance Human Capital Management, which included an increased minimum wage.
●	The Company’s loan portfolio increased by $197.16 million, an annualized growth rate of 12.17%, during the first nine months of 2022. Loan demand and originations were strong in all categories, including construction, commercial real estate, residential mortgage, and consumer loans.
●	Total deposits sold to Benchmark as part of the Emporia Branch Sale totaled $61.05 million.
●	During the third quarter, the Company repurchased 235,400 of its common shares for $7.38 million. The Company repurchased 650,907 common shares for $19.42 million during the first nine months of 2022.
●	The allowance for credit losses to total loans decreased slightly to 1.24% of total loans.
●	Book value per share at September 30, 2022, was $25.33, a slight decrease of $0.01 from year-end 2021.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2022	2021	(Decrease)	% Change	2022	2021	(Decrease)	% Change

Net income	$13,351	$12,608	$743	5.89%	$34,079	$40,613	$(6,534)	-16.09%

Basic earnings per common share	0.82	0.73	0.09	12.33%	2.05	2.32	(0.27)	-11.64%
Diluted earnings per common share	0.81	0.73	0.08	10.96%	2.05	2.32	(0.27)	-11.64%

Return on average assets	1.63%	1.59%	0.04%	2.52%	1.41%	1.74%	-0.33%	-18.97%
Return on average common equity	12.60%	11.65%	0.95%	8.15%	10.73%	12.70%	-1.97%	-15.51%

Three-Month Comparison.

Net income increased $743 thousand in the third quarter of 2022 largely due to a $4.2 million increase in net interest income and the branch sale gains totaling $1.66 million. The increases were offset by an increase in the provision for credit losses of $2.08 million to $685 thousand for the third quarter of 2022 compared to a recovery of provision of $1.39 million in the third quarter of 2021.  The current year provision is largely due to the loan growth, in particular commercial loan demand.  The recovery of provision in the third quarter of 2021 was due to the recovery of pandemic-related provisioning.  In addition, salaries and employee benefits increased $1.44 million when compared to the same period of 2021.

Nine-Month Comparison. Net income decreased $6.53 million in the first nine months of 2022 largely due to a $10.78 million increase in the provision for credit losses. Provision for credit losses totaled $3.16 million for the first nine months of  2022 compared to a recovery of provision of $7.63 million in the same period of 2021.  As noted for the quarter, the current year provision is largely due to loan growth in the first nine months, in particular commercial loan demand.  The recovery of provision in 2021 was driven by the recovery of pandemic-related provisioning.  In addition, salaries and employee benefits increased $3.52 million for the first nine months when compared to the same period of 2021.  These decreases were offset by an increase in net interest income of $4.8 million, as well as the Emporia Branch Sale gains totaling $1.66 million for first nine months of 2022 when compared to the same period of 2021.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,334,596	$26,474	4.50%	$2,149,647	$25,161	4.64%
Securities available for sale	301,360	1,833	2.41%	79,995	509	2.52%
Interest-bearing deposits	275,290	1,531	2.21%	586,787	225	0.15%
Total earning assets	2,911,246	29,838	4.07%	2,816,429	25,895	3.65%
Other assets	328,534			330,679
Total assets	$3,239,780			$3,147,108

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$689,376	$28	0.02%	$651,237	$27	0.02%
Savings deposits	887,454	67	0.03%	826,144	63	0.03%
Time deposits	317,294	285	0.36%	378,895	552	0.58%
Total interest-bearing deposits	1,894,124	380	0.08%	1,856,276	642	0.13%
Borrowings
Retail repurchase agreements	2,378	-	N/M	1,040	1	0.07%
Total borrowings	2,378	-	N/M	1,040	1	0.07%
Total interest-bearing liabilities	1,896,502	380	0.08%	1,857,316	643	0.14%
Noninterest-bearing demand deposits	881,429			824,112
Other liabilities	41,373			36,419
Total liabilities	2,819,304			2,717,847
Stockholders' equity	420,476			429,261
Total liabilities and stockholders' equity	$3,239,780			$3,147,108
Net interest income, FTE(1)		$29,458			$25,252
Net interest rate spread			3.99%			3.51%
Net interest margin, FTE(1)			4.01%			3.56%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $487 thousand and $1.01 million for the three months ended September 30, 2022 and 2021, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2022			2021
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,269,974	$76,886	4.53%	$2,149,556	$77,722	4.83%
Securities available for sale	241,640	4,230	2.34%	82,563	1,590	2.57%
Interest-bearing deposits	398,326	2,549	0.86%	555,435	509	0.12%
Total earning assets	2,909,940	83,665	3.84%	2,787,554	79,821	3.83%
Other assets	329,508			331,239
Total assets	$3,239,448			$3,118,793

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$689,226	$85	0.02%	$639,809	$99	0.02%
Savings deposits	888,062	200	0.03%	807,863	217	0.04%
Time deposits	331,808	1,003	0.40%	395,465	1,919	0.65%
Total interest-bearing deposits	1,909,096	1,288	0.09%	1,843,137	2,235	0.15%
Borrowings
Retail repurchase agreements	2,161	1	0.07%	1,179	1	0.07%
Total borrowings	2,161	1	0.07%	1,179	1	0.07%
Total interest-bearing liabilities	1,911,257	1,289	0.09%	1,844,316	2,236	0.16%
Noninterest-bearing demand deposits	864,119			809,128
Other liabilities	39,487			37,871
Total liabilities	2,814,863			2,691,315
Stockholders' equity	424,585			427,478
Total liabilities and stockholders' equity	$3,239,448			$3,118,793
Net interest income, FTE(1)		$82,376			$77,585
Net interest rate spread			3.75%			3.67%
Net interest margin, FTE(1)			3.78%			3.72%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $2.22 million and $3.45 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2022 Compared to 2021				September 30, 2022 Compared to 2021
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$6,424	$(2,327)	$(2,784)	$1,313	$4,354	$(4,915)	$(275)	$(836)
Securities available-for-sale	4,180	(67)	(2,789)	1,324	3,064	(145)	(279)	2,640
Interest-bearing deposits with other banks	(353)	9,018	(7,359)	1,306	(144)	3,046	(862)	2,040
Total interest earning assets	10,251	6,624	(12,932)	3,943	7,274	(2,014)	(1,416)	3,844

Interest paid on
Demand deposits	5	(2)	(2)	1	8	(20)	(2)	(14)
Savings deposits	14	(2)	(8)	4	22	(35)	(4)	(17)
Time deposits	(267)	(625)	625	(267)	(309)	(723)	116	(916)
Retail repurchase agreements	(1)	-	-	(1)	-	-	-	-
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(249)	(629)	615	(263)	(279)	(778)	110	(947)

Change in net interest income(1)	$10,500	$7,253	$(13,547)	$4,206	$7,553	$(1,236)	$(1,526)	$4,791

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.68% of total net interest and noninterest income in the third quarter of 2022 compared to 74.25% in the same quarter of 2021. Net interest income on a GAAP basis increased $4.2 million, or 16.69%, compared to an increase of $4.21 million, or 16.66%, on a FTE basis. The net interest margin on a FTE basis increased 45 basis points and the net interest spread on a FTE basis increased 48 basis points. The increase was primarily driven by increased earnings on securities and overnight funds and a decrease in the cost of time deposits.

Average earning assets increased $94.82 million, or 3.37%, primarily due to an increase in both the securities available for sale and loan portfolios.  Securities available for sale increased $221.37 million, or 276.72%, due to recent purchases of $264.96 million in the first nine months of 2022.  In addition, average loans increased $184.95 million, or 8.60%, primarily due to strong levels of loan demand in all categories.  Average interest-bearing deposits decreased $311.50  million, or 53.09%.  The yield on earning assets increased 42 basis points, or 11.51%, primarily due to the increase in yield on overnight funds due to the Federal Open Market Committee's incremental increase in the fed funds rate of 300 basis points throughout 2022. The average loan to deposit ratio increased to 84.11% from 80.20% in the same quarter of 2021. Non-cash accretion income decreased $522 thousand, or 51.73%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $39.19 million, or 2.11%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 6 basis points. Average interest-bearing deposits increased $37.85 million, or 2.04%.  Savings deposits increased $61.31 million, or 7.42%, and interest-bearing demand deposits increased $38.14 million, or 5.86%.  These increases were offset by a decrease in time deposits of $61.60 million, or 16.26%.

Nine-Month Comparison. Net interest income comprised 74.56% of total net interest and noninterest income in the nine months ended September 30, 2022  compared to 75.48% in the same period of 2021. Net interest income on a GAAP basis increased $4.80 million, or 6.21%, compared to an increase of $4.79 million, or 6.18%, on a FTE basis. The net interest margin on a FTE basis increased 6 basis points and the net interest spread on a FTE basis increased 8 basis points. As noted for the quarter increase, the nine-month period increase was primarily driven by increased earnings on securities and overnight funds and a decrease in the cost of time deposits.

Average earning assets increased $122.39 million, or 4.39%, primarily due to an increase in both the securities available for sale and loan portfolios.  Securities available for sale increased $159.08 million, or 192.67%, due to recent purchases of $264.96 million in the first nine months of 2022.  In addition, average loans increased $120.42 million, or 5.60%, primarily due to strong levels of loan demand in all categories.  Average interest-bearing deposits decreased $157.11 million, or 28.29%.  The yield on earning assets increased 1 basis point for the nine month period as compared to 2021.  The average loan to deposit ratio increased to 81.85% from 81.05% in the same period of 2021. Non-cash accretion income decreased $1.23 million, or 35.57%.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $66.94 million, or 3.63%, primarily due to an increase in interest-bearing deposits. The yield on interest-bearing liabilities decreased 7 basis points. Average interest-bearing deposits increased $65.96 million, or 3.58%.  Savings deposits increased $80.2 million, or 9.93%, and interest-bearing demand deposits increased $49.42 million, or 7.72%.  These increases were offset by a decrease in time deposits of $63.66 million, or 16.10%.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations increased $2.08 million, in the third quarter of 2022 compared to the same quarter of 2021. Provision for credit losses of $685 thousand was recorded in the third quarter of 2022 and was primarily attributable to loan growth. A recovery of provision of $1.39 million was recorded in the third quarter of 2021 and was due to significantly improved economic forecasts from pandemic provisioning.

Nine-Month Comparison. The provision charged to operations increased $10.78 million, for the nine months ended September 30, 2022 compared to the same period of 2021. Provision for credit losses of $3.16 million was recorded for the first nine months of 2022 and was primarily attributable to loan growth. A recovery of provision of $7.63 million was recorded in the same period of 2021 and was due to significantly improved economic forecasts from pandemic provisioning.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
(Amounts in thousands)
Wealth management	$932	$974	$(42)	-4.31%	$2,897	$2,913	$(16)	-0.55%
Service charges on deposits	3,689	3,599	90	2.50%	10,859	9,728	1,131	11.63%
Other service charges and fees	2,988	3,143	(155)	-4.93%	9,302	9,331	(29)	-0.31%
Divestiture Gain	1,658	-	1,658	-	1,658	-	1,658	-
Other operating income	683	1,004	(321)	-31.97%	3,282	3,114	168	5.39%
Total noninterest income	$9,950	$8,720	$1,230	14.11%	$27,998	$25,086	$2,912	11.61%

Three-Month Comparison. Noninterest income comprised 25.32% of total net interest and noninterest income in the third quarter of 2022 compared to 25.75% in the same quarter of 2021. Noninterest income increased $1.23 million or 14.11%.  The increase is primarily driven by the $1.66 million gain realized during the quarter for the Emporia Branch Sale.

Nine-Month Comparison. Noninterest income comprised 25.44% of total net interest and noninterest income for the first nine months of 2022 compared to 24.52% in the same period of 2021.  Noninterest income increased $2.91 million or 11.61%.  A gain $1.66 million was realized during the quarter for the sale of the Emporia, Virginia branch. Service charges on deposits increased $1.13 million, or 11.63%, compared with the same period of 2021.  The increases are primarily attributable to increased customer activity compared to the activity levels experienced during 2021.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2022	2021	(Decrease)	Change	2022	2021	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$12,081	$10,646	$1,435	13.48%	$35,270	$31,746	$3,524	11.10%
Occupancy expense	1,188	1,155	33	2.86%	3,622	3,545	77	2.17%
Furniture and equipment expense	1,478	1,385	93	6.71%	4,588	4,209	379	9.00%
Service fees	1,635	1,530	105	6.86%	5,701	4,378	1,323	30.22%
Advertising and public relations	718	536	182	33.96%	1,835	1,487	348	23.40%
Professional fees	208	313	(105)	-33.55%	1,205	1,069	136	12.72%
Amortization of intangibles	365	365	-	0.00%	1,082	1,082	-	0.00%
FDIC premiums and assessments	321	216	105	48.61%	796	619	177	28.59%
Divestiture expense	153	-	153	-	153	-	153	-
Other operating expense	2,998	2,690	308	11.45%	8,134	8,882	(748)	-8.42%
Total noninterest expense	$21,145	$18,836	$2,309	12.26%	$62,386	$57,017	$5,369	9.42%

Three-Month Comparison. Noninterest expense increased $2.31 million, or 12.26%, in the third quarter of 2022 compared to the same quarter of 2021. The increase was largely attributable to an increase in salaries and employee benefits of $1.44 million or 13.48%.  Early in the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.5 million as part of its strategic initiative to enhance Human Capital Management, which included an increased minimum wage.  Other operating expense increased $308 thousand, or 11.45%.  The increase is primarily attributable to a $310 thousand increase in the provision for off-balance sheet credit losses.  Other increases occurred in advertising and public relations of $182 thousand and divestiture expense of $153 thousand.

Nine-Month Comparison. Noninterest expense increased $5.37 million, or 9.42%, in the first nine months of 2022 compared to the same period of 2021. As in the quarter, the increase was largely attributable to an increase in salaries and employee benefits of $3.52 million or 11.10%.  The increase is due to wage increases implemented in the first quarter as part of the Company's strategic initiative to enhance Human Capital Management, which included an increased minimum wage.  In addition, service fees increased $1.32 million, or 30.22% primarily due to an increase in core processing expense.  These increases were offset by a decrease in other operating expense of $748 thousand, or 8.42%.  The decrease is primarily attributable to the 2021 write-down of bank property of $781 thousand.

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

Three-Month Comparison. Income tax expense increased $295 thousand, or 7.73% and was primarily due to the decrease in pre-tax income.  The effective tax rate increased to 23.54% in the third quarter of 2022 from 23.23% in the same quarter of 2021.

Nine-Month Comparison. Income tax expense decreased $1.90 million, or 15.45% and was primarily due to the decrease in pre-tax income.  The effective tax rate increased 13 basis points to 23.41% for the first nine months of 2022  compared to 23.28% in the same period of 2021.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
(Amounts in thousands)
Net interest income, GAAP	$29,342	$25,146	$82,042	$77,242
FTE adjustment(1)	116	106	334	343
Net interest income, FTE	29,458	25,252	82,376	77,585

Net interest margin, GAAP	3.99%	3.54%	3.77%	3.70%
FTE adjustment(1)	0.02%	0.02%	0.01%	0.02%
Net interest margin, FTE	4.01%	3.56%	3.78%	3.72%

(1) FTE basis of 21%.

Financial Condition

Total assets as of September 30, 2022, decreased $33.72 million, or 1.06%, from December 31, 2021. The decrease in assets was primarily driven by a decrease in overnight funds of $454.9 million, or 72.55%.  The decrease in overnight funds was offset by an increase in available-for-sale debt securities of $223.33 million, or 292.73%, and an increase in loans of $197.16 million, or 9.10%.  Total liabilities decreased $18.20 million, or 0.66%, as of September 30, 2022, from December 31, 2021.  The decrease in liabilities was primarily driven by a decrease in total deposits of $19.17 million, or 0.70%.  The decrease in deposits was primarily due to the $61.05 million divestiture of deposits in the Emporia branch sale offset by an increase in deposits of $41.88 million excluding the effect of the Emporia Branch Sale.

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

Available-for-sale debt securities as of September 30, 2022, increased $223.33 million, or 292.73%, compared to December 31, 2021.  The increase is due to the purchase of $264.96 million in securities comprised of U. S. Treasury Notes, mortgage-backed securities, and corporate notes.  The purchases were offset by $19.86 million in maturities, prepayments, and calls.  The market value of debt securities available for sale as a percentage of amortized cost was 93.22% as of September 30, 2022, compared to 100.02% as of December 31, 2021.  The decrease in the market value of debt securities available for sale as a percentage of amortized cost is primarily attributable to the increasing rate environment since year-end 2021.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2022 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2022		December 31, 2021		September 30, 2021
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$109,104	4.62%	$65,806	3.04%	$56,466	2.62%
Commercial and industrial	148,024	6.26%	133,630	6.17%	133,923	6.22%
Multi-family residential	135,489	5.73%	100,402	4.64%	100,444	4.67%
Single family non-owner occupied	196,133	8.30%	198,778	9.18%	196,946	9.15%
Non-farm, non-residential	777,350	32.90%	707,506	32.67%	711,861	33.08%
Agricultural	10,537	0.45%	9,341	0.43%	9,784	0.45%
Farmland	12,127	0.51%	15,013	0.69%	17,614	0.82%
Total commercial loans	1,388,764	58.77%	1,230,476	56.82%	1,227,038	57.01%
Consumer real estate loans
Home equity lines	77,424	3.28%	79,857	3.69%	83,079	3.86%
Single family owner occupied	726,780	30.76%	703,864	32.50%	684,930	31.83%
Owner occupied construction	14,602	0.62%	16,910	0.78%	25,551	1.19%
Total consumer real estate loans	818,806	34.66%	800,631	36.97%	793,560	36.88%
Consumer and other loans
Consumer loans	151,022	6.39%	129,794	5.99%	126,578	5.88%
Other	4,141	0.18%	4,668	0.22%	4,927	0.23%
Total consumer and other loans	155,163	6.57%	134,462	6.21%	131,505	6.11%
Total loans held for investment, net of unearned income	2,362,733	100.00%	2,165,569	100.00%	2,152,103	100.00%
Less: allowance for credit losses	29,388		27,858		29,877
Total loans held for investment, net of unearned income and allowance	$2,333,345		$2,137,711		$2,122,226

Total loans as of September 30, 2022, increased $197.16 million, or 9.10%, compared to December 31, 2021, with increases in all three loan segments.  The largest increase, $158.29 million, occurred in the commercial loan segment.   The increase was comprised of increases of $69.84 million in non-farm, non-residential real estate, $43.30 million in construction, development, and other land, and $35.09 million in multi-family categories.  Consumer and other loans increased $20.70 million and consumer real estate loans increased $18.18 million with the increase concentrated in the single family owner occupied category.

Risk Elements

We seek to mitigate credit risk by following specific underwriting practices and by ongoing monitoring of our loan portfolio. Our underwriting practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for loan losses. We track certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company's loan review function performs an independent credit analysis on a risk-based sample of commercial loan relationships annually, and performs a qualitative review of a sample of smaller commercial and retail loans.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2022	December 31, 2021	September 30, 2021
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$15,303	$20,768	$22,067
Accruing loans past due 90 days or more	131	87	5
TDRs(1)	1,331	1,367	584
Total nonperforming loans	16,765	22,222	22,656
OREO	559	1,015	1,240
Total nonperforming assets	$17,324	$23,237	$23,896

Additional Information
Total Accruing TDRs(2)	$7,028	$8,652	$8,185

Asset Quality Ratios:
Nonperforming loans to total loans	0.71%	1.03%	1.05%
Nonperforming assets to total assets	0.55%	0.73%	0.76%
Allowance for credit losses to nonperforming loans	175.29%	125.36%	131.87%
Allowance for credit losses to total loans	1.24%	1.29%	1.39%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $2.09 million, $1.80 million, and $3.03 million for the periods ended September 30, 2022, December 31, 2021, and September 30, 2021, respectively.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of $1.48 million, $2.52 million, and $3.60 million for the periods ended September 30, 2022, December 31, 2021, and September 30, 2021, respectively.  They are included in nonaccrual loans.

Nonperforming assets as of September 30, 2022, decreased $5.91 million, or 25.45%, from December 31, 2021, with the largest decrease occurring on nonaccrual loans.  Nonaccrual loans decreased $5.47 million, or 26.31%, non-performing TDR's decreased $36 thousand, or 2.63%, and OREO decreased $456 thousand, or 44.93%.  As of September 30, 2022, nonaccrual loans were largely attributed to single family owner occupied (55%), non-farm, non-residential (14.85%), and consumer loans (12.72%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $27.41 million as of September 30, 2022, a decrease of $5.70 million, or 17.21%, compared to $33.10 million as of December 31, 2021. Delinquent loans as a percent of total loans totaled 1.16% as of September 30, 2022, which includes past due loans (0.51%) and nonaccrual loans (0.65%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as impaired until full payment or other satisfaction of the obligation occurs. Accruing TDRs as of September 30, 2022, decreased $1.62 million, or 18.77%, to $7.03 million from December 31, 2021. Unseasoned, or loans restructured within the last six months, and nonperforming accruing TDRs as of September 30, 2022, decreased $36 thousand compared to December 31, 2021. Unseasoned and nonperforming accruing TDRs as a percent of total accruing TDRs totaled 18.94% as of September 30, 2022, compared to 15.81% as of December 31, 2021. There were no specific reserves related to TDRs as of September 30, 2022, or December 31, 2021.

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

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $456 thousand, or 44.93%, as of September 30, 2022, compared to December 31, 2021, and consisted of 10 properties with an average holding period of approximately 12 months. The net loss on the sale of OREO totaled $422 thousand for the nine months ended September 30, 2022, compared to $135 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2022	2021
(Amounts in thousands)
Beginning balance	$1,015	$2,083
Additions	438	1,147
Disposals	(442)	(1,738)
Valuation adjustments	(452)	(252)
Ending balance	$559	$1,240

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation - Significant Accounting Policies" for further details. As of September 30, 2022, the balance of the ACL for loans was $29.39 million, or 1.24% of total loans. The ACL at September 30, 2022, increased $1.53 million from the balance of $27.86 million recorded at December 31, 2021. This increase included a $3.16 million provision offset by net charge-offs for the nine months of $1.63 million. The provision was primarily driven by loan growth in the first nine months of 2022.

At September 30, 2022, the Company also had an allowance for unfunded commitments of $1.42 million which was recorded in Other Liabilities on the Balance Sheet.  During the first nine months of 2022, the provision for credit losses on unfunded commitments was $737 thousand compared to a provision of $102 thousand  recorded in the same period of 2021.

Deposits

Total deposits as of September 30, 2022, decreased $19.17 million, or 0.70%, compared to December 31, 2021. Total deposits divested in the Emporia Branch Sale to Benchmark totaled $61.05 million.  The divested deposits were composed of $18.38 million in demand, $28.46 million in interest-bearing demand, $11.52 million in savings, and $2.69 million in time deposits. Excluding the effect of the branch sale, deposits increased $41.88 million. The increase was largely attributable to an increase in non-interest bearing demand of $54.02 million, or 6.41%, and an increase in savings of $24.87 million, or 2.91%. Interest-bearing demand deposits also reflected growth with an increase of $10.42 million, or 1.54%. These increases were offset by a decrease in time deposits of $47.43 million, or 13.37%.

Borrowings

Total borrowings in the form of retail repurchase agreements as of September 30, 2022, increased $422 thousand, or 27.47%, compared to December 31, 2021.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2022, the Company’s cash reserves and short-term investment securities totaled $10.54 million and $43.32 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2022, our unencumbered cash totaled $229.10 million, unused borrowing capacity from the FHLB totaled $422.61 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $271.80 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2022, decreased $15.52 million, or 3.63%, to $412.26 million from $427.78 million as of December 31, 2021. The change in stockholders’ equity was largely due to net income of $34.08 million offset by other comprehensive loss of $17.48 million, the repurchase of 650,907 shares of our common stock totaling $19.42 million, and dividends declared on our common stock of $13.81 million.   In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share decreased $0.01, or 0.04%, to $25.33 as of September 30, 2022, from $25.34 as of December 31, 2021.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2021 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2022		December 31, 2021
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.09%	11.70%	14.39%	13.37%
Tier 1 risk-based capital ratio	13.09%	11.70%	14.39%	13.37%
Total risk-based capital ratio	14.34%	12.95%	15.65%	14.62%
Tier 1 leverage ratio	9.53%	8.53%	9.65%	8.94%

Our risk-based capital ratios as of September 30, 2022, decreased from December 31, 2021, due to an increase in our risk-weighted assets. The increase in risk-weighted assets was primarily due to the increase in total loans as well as an increase in available for sale debt securities from year-end 2021.  As of September 30, 2022, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2022.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2022	December 31, 2021
(Amounts in thousands)
Commitments to extend credit	$302,765	$272,447
Standby letters of credit and financial guarantees (1)	129,527	153,717
Total off-balance sheet risk	$432,292	$426,164

Allowance for unfunded commitments	$1,416	$678

(1)	Includes FHLB letters of credit

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

As of September 30, 2022, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 300 to 325 basis points.  The level of benchmark interest rates at year-end 2021, rendered a complete downward shock of 100 and 200 basis points meaningless; accordingly, a downward rate scenario is only presented for the current period.  In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	September 30, 2022		December 31, 2021
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
300	$2,858	2.44%	$14,960	14.90%
200	1,859	1.59%	10,303	10.30%
100	1,062	0.91%	5,502	5.50%
(100)	(6,709)	-5.72%	N/A	N/A
(200)	(14,486)	-12.36%	N/A	N/A

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

Astronomic federal government spending, growth in economic activity and demand for goods and services, alongside labor shortages and supply chain complications, have contributed to rising inflation. In response, the Federal Reserve Bank has begun raising interest rates and signaled that it will continue to raise rates, taper its purchase of mortgage and other bonds and reduce the size of the balance sheet over time. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We repurchased  235,400 shares of our common stock during the third quarter of 2022 compared to 277,386 shares purchased during the same quarter of 2021.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

July 1-31, 2022	89,700	$29.85	89,700	945,407
August 1-31, 2022	76,400	32.46	76,400	869,007
September 1-30, 2022	69,300	32.12	69,300	799,707
Total	235,400	$31.36	235,400

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

ITEM 6.	Exhibits

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2022, (Unaudited) and December 31, 2021; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2022 and 2021; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2022 and 2021; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 8th day of November, 2022.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)