Form 10-K
period 2022-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2023-02-22
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐ Yes ☑ No

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b).  ☐ Yes ☑ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No

As of June 30, 2022, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $350.44 million.

As of  February 14, 2023, there were 16,228,262 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2022 FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the costs and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

First Community Bank is committed to the passionate pursuit of excellence in community banking. Excited to call more than 50 communities home in Virginia, West Virginia, North Carolina and Tennessee, we’ve set our sights on being the bank of choice, employer of choice, and investment of choice in these special places.

Our expanding mission is to:

●	understand and anticipate customer and community financial needs and preferences by learning from our customers and engaging with our communities;
●

help our customers and communities achieve their financial goals and objectives by providing workable solutions delivered in a professional manner by friendly, knowledgeable people and convenient, reliable systems;

●	recruit, retain, and develop talented and resourceful employees by providing competitive compensation and benefits; offering first-rate continuing education; and fostering a team environment that empowers employees, encourages growth, and recognizes and rewards achievement; and
●	allocate shareholder resources by pursuing those investments and business opportunities that provide a superior risk-assessed return.

The values that propel our mission are, and will continue to be, compassion, trust, drive, and progress. These must remain the guiding lights in the way we interact with our communities, customers, and teammates along our business journey.

Our operations are guided by a strategic plan that focuses on organic growth supplemented by strategic acquisitions of complementary financial institutions.

Employees and Human Capital Resources

As of  December 31, 2022, we had 609 full-time employees and 22 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Employee retention helps us operate efficiently and achieve one of our business objectives, which is building financial partnerships. We believe our commitment to living out our core values, actively prioritizing concern for our employees’ well-being, supporting our employees’ career goals, offering competitive wages and providing valuable fringe benefits aids in retention of our top-performing employees. In addition, nearly all of our employees are stockholders of the Company through participation in our current 401(k) plan and a former employee stock ownership plan, which aligns employee and stockholder interests by providing stock ownership on a tax-deferred basis at no investment cost to our employees.   During the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.5 million as part of its ongoing strategic initiative to enhance Human Capital Management, which included an increased minimum wage.

Market Area

As of December 31, 2022, we operated 48 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking.  Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education; government and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

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

The Inflation Reduction Act of 2022 (the “IRA”) imposes a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022 by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

Management believes that the Company and the Bank's current capital levels exceed the required capital amounts to the considered well-capitalized and also meet the fully phased-in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III Capital Rules as of December 31, 2022. For additional information, see Note 20, "Regulatory Requirements and Restrictions," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2022. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Deposit Insurance and Assessments

Substantially all of the Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FDIC and are subject to quarterly deposit insurance assessments to maintain the DIF. Deposit insurance premiums are assessed using a risk-based system that places FDIC-insured institutions into one of four risk categories based on capital, supervisory ratings and other factors. The assessment rate determined by considering such information is then applied to the institution's average assets minus average tangible equity to determine the institution's insurance premium. The FDIC may change assessment rates or revise its risk-based assessment system if deemed necessary to maintain an adequate reserve ratio for the DIF. The Dodd-Frank Act required that the minimum reserve ratio for the DIF increase from 1.15% to 1.35% by September 30, 2020. Under the FDIA, the FDIC may terminate deposit insurance if it determines that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.  In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate schedules uniformly by 2 basis points beginning with the first quarterly assessment period of 2023. The increased assessment is expected to improve the likelihood that the DIF reserve ratio would reach the statutory minimum of 1.35% by the statutory deadline prescribed under the FDIC's amended restoration plan.

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

The Office of the Comptroller of the Currency (“OCC”), the Federal Reserve and the FDIC issued a joint notice of proposed rulemaking on May 5, 2022, proposing revisions to the CRA regulations.  Comments on the proposed rulemaking were due by August 5, 2022.  In September, 2022, legislation was introduced to significantly revise the CRA to add a number of new substantive and procedural requirements.  This legislation may delay the pending proposed rulemaking by the banking regulators.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. Under the final rule, the Company is required to adopt a clawback policy within 60 days after such listing standard becomes effective.

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

In November 2021, the federal banking agencies issued a final rule that requires banking organizations to notify their primary regulator within 36 hours of becoming aware of a “computer-security incident” that rises to the level of a “notification incident.” The rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents. The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.  Our employees participate in regular company-sponsored training about cyber risks and cybersecurity.  We feel this is part of a sound cyber risk management program, but can be no assurance that we will not be the victim of a cyberattack.

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

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021.  The bank regulatory agencies indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they would examine bank practices accordingly. The Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the Secured Overnight Financing Rate (“SOFR”) for contracts governed by U.S. law that have no or ineffective fallback, and in December 2022, the Federal Reserve Board adopted related implementing rules.

We discontinued originating LIBOR-based variable rate loans in 2018 and began negotiating these types of loans using the U.S. Treasury rate.

There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition. Since SOFR rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Changes in the fair value of our investment securities may reduce stockholders’ equity and net income.

A decline in the estimated fair value of the investment portfolio may result in a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Unrealized losses are recorded even though the securities are not sold or held for sale. If a debt security is never sold and no credit impairment exists, the decrease is recovered at the security’s maturity. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time. We conduct quarterly reviews of our securities portfolio to determine if unrealized losses are temporary or other than temporary. No assurance can be given that we will not need to recognize a credit loss for the decline in fair value in the future. Additional credit loss provision may materially affect our financial condition and earnings. For additional information, see Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset/liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for credit losses may not be sufficient to cover actual loan losses and an increase in the loan loss provision could materially and adversely affect our operating results. Federal regulatory agencies regularly review our loans and allowance for credit losses as an integral part of the examination process. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations. For additional information, see "Fair Value Measurements" and "Allowance for Credit Losses" in the "Critical Accounting Policies" section in Part II, Item 7 and Note 1, "Basis of Presentation and Significant Accounting Policies," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2022, commercial business and real estate loans totaled $1.43 billion, or 59.72%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $15.89 million and largest outstanding commercial real estate loan was $15.34 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2022, commercial construction loans totaled $117.17 million, or 4.88%,our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $6.29 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

We test goodwill for impairment annually, or more frequently if events or circumstances indicate there may be impairment, using either a quantitative or qualitative assessment. If we determine that the carrying amount of a reporting unit is greater than its fair value, a goodwill impairment charge is recognized for the difference, but limited to the amount of goodwill allocated to that reporting unit. Unfavorable or uncertain economic and market conditions may trigger additional impairment charges that may cause an adverse effect on our earnings and financial position. For additional information, see “Goodwill” in the “Critical Accounting Policies” section in Part II, Item 7 and Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2022, the Bank provided financial services through a network of  branch locations in West Virginia (17 branches), Virginia (22 branches), North Carolina (7 branches), and Tennessee (2 branches). We own all of the branch locations with the exception of one branch location in West Virginia that is leased.  As of December 31, 2022, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 7, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 14, 2023, there were 2,723 record holders and 16,228,262 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 706,117 shares of our common stock in 2022, 949,386 shares of our common stock in 2021, and 734,653 shares in 2020.  Share purchases were suspended after the announced acquisition of Surrey Bancorp on November 18, 2022.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2022	41,460	$33.14	41,460	758,247
November 1-30, 2022	13,750	37.75	13,750	744,497
December 1-31, 2022	—	-	-	744,497
Total	55,210	$34.29	55,210

(1)

In February 2021, the Board of Directors approved a repurchase plan to repurchase 2,400,000 shares.  The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2022, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 42 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2016, and that all dividends are reinvested.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022

First Community Bankshares, Inc.	100.00	114.19	115.81	84.34	135.38	142.31
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
NASDAQ Composite Index	100.00	97.16	132.81	192.47	235.15	158.65
S&P Global Asset & Regional Peer Group(1)	100.00	92.64	113.66	89.52	127.60	123.11

(1) Includes the following institutions: American National Bankshares Inc.; Auburn National Bancorporation, Inc.; BankFirst Capital Corporation; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial Holdings, Inc.; Carter Bankshares, Inc.; Chesapeake Financial Shares, Inc.; Citizens Bancorp Investment, Inc.; Citizens Holding Company; CoastalSouth Bancshares, Inc.; Colony Bankcorp, Inc.; Dogwood State Bank; Eagle Financial Services, Inc.; F&M Bank Corp.; FineMark Holdings, Inc.; First Community Bankshares, Inc.; First Community Corporation;  First National Corporation; FVCBankcorp, Inc.; HomeTrust Bancshares, Inc.; John Marshall Bancorp, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; Morris State Bancshares, Inc.; Mountain Commerce Bancorp, Inc.; MVB Financial Corp.; National Bankshares, Inc.; Old Point Financial Corporation; Parkway Acquisition Corp.; Peoples Bancorp of North Carolina, Inc.; Primis Financial Corp.; Professional Holding Corp.;  SmartFinancial, Inc.; South Atlantic Bancshares, Inc.; Southern First Bancshares, Inc.;  Southern States Bancshares, Inc.; Summit Financial Group, Inc.; United Bancorporation of Alabama, Inc.; USCB Financial Holdings, Inc.; Uwharrie Capital Corp.; Virginia National Bankshares Corporation.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of December 31, 2022, the Bank operated 48 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network supplemented by retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2022, the Trust Division and FCWM managed and administered $1.28 billion in combined assets under various fee-based arrangements as fiduciary or agent.

The Company had no acquisition and divestiture activity during 2020 or 2021.  The Company completed the sale of its Emporia, Virginia branch to Benchmark Community Bank on September 16, 2022, which resulted in a gain of $1.66 million.  In addition, on November 17, 2022, the Company entered into an Agreement and Plan of Merger with Surrey Bancorp, a North Carolina corporation headquartered in Mt. Airy, North Carolina.   Upon completion of the transaction, the Company is expected to have total consolidated assets in excess of $3.6 billion.  The transaction is expected to be consummated in the second quarter of 2023.  For additional information, see Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Item 8 of this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and prevailing practices in the banking industry. Our accounting policies, as presented in Note 1, “Basis of Presentation and Signficant Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. Management may be required to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates used, we have identified the allowance for loan losses and goodwill as the accounting areas that require the most subjective or complex judgments or are the most susceptible to change.

Allowance for Credit Losses or "ACL"

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 – "Basis of Presentation - Significant Accounting Policies" in this Annual Report on Form 10-K for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 6 — "Allowance for Credit Losses" in this Annual Report on Form 10-K, “Allowance for Credit Losses” in this MD&A. Periods prior to the January 1, 2021, adoption of ASU 2016-13 follow prior accounting guidance for estimated loan losses and are not comparable.

The Company uses a number of economic variables to estimate the allowance for credit losses, with the most significant driver being a forecast of the national unemployment rate. In the December 31, 2022, estimate, the Company assumed an unemployment forecast range of   3.9% to 4.8%, which is slightly higher than the range of 4.1% to 3.6% utilized in the December 31, 2021, estimate.  Based on a sensitivity analysis as of December 31, 2022, an increase of 1% in the unemployment forecast would result in an increase in the allowance for credit losses of approximately 11.0%.

Goodwill

Goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2022, which resulted in no goodwill impairment. For additional information, see Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory income tax rate of 21%. The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(Amounts in thousands)
Net interest income, GAAP	$112,663	$102,474	$108,572
FTE adjustment(1)	451	439	647
Net interest income, FTE	$113,114	$102,913	$109,219

Net interest margin, GAAP	3.90%	3.65%	4.27%
FTE adjustment(1)	0.02%	0.02%	0.02%
Net interest margin, FTE	3.92%	3.67%	4.29%

(1)	FTE basis of 21%.

Performance Overview

Highlights of our results of operations in 2022, and financial condition as of December 31, 2022, include the following:

●

Annual net income for 2022 of $46.66 million, or $2.82 per diluted common share, was a decrease of $4.51 million over 2021 and represents a 4.08% decrease in diluted earnings per share compared to 2021.  The decrease is primarily attributable to an increase of $15.04 million in provision for credit losses offset by an increase in net interest income of $10.19 million.

●

Net interest income increased $10.19 million compared to 2021.  Interest on securities increased $4.25 million and is primarily due to an increase of $224.06 million in the securities available for sale portfolio.  Interest on deposits in banks increased $3.02 million and is primarily attributable to the increase in overnight rates.  Interest and fees on loans also increased, with an increase of $1.74 million over 2021.  The increase was primarily due to loan growth of $234.63 million.  Interest expense decreased $1.18 million and is primarily attributable to a decrease in the cost of time deposits.

●

The provision for credit losses of $6.57 million was an increase of $15.04 million compared to the recovery of provision of $8.47 million in 2021.  The increase was attributable to growth of the loan portfolio throughout 2022 and an economic forecast that projects higher unemployment rates and weaker macroeconomic trends.  The prior year included recoveries of pandemic-related provisioning.

●

Net interest margin was 3.92%, which was a 25 basis point increase from 3.67% reported in 2021.  The yield on earning assets increased 21 basis points, primarily driven by increased earnings on deposits in banks.

●	The cost of interest-bearing deposits declined 6 basis points to 0.09%, primarily driven by a decrease in the cost of time deposits.
●	Return on average assets was 1.45% for the year while return on average equity was 11.04%.
●	Salaries and employee benefits increased $2.94 million, or 6.65%, compared to 2021. During the first quarter of 2022, the Company implemented annualized wage increases of approximately $2.5 million as part of its ongoing strategic initiative to enhance Human Capital Management, which included an increased minimum wage.
●	On September, 16, 2022, the Company completed the sale of First Community Bank's Emporia, Virginia branch to Benchmark Community Bank. A gain of $1.66 million was realized from the sale.
●

The Company's loan portfolio increased by $234.63 million, or 10.83%, during 2022.  Loan demand and originations were strong in all categories, including construction, commercial real estate, residential mortgage, and consumer loans.

●	Non-performing loans to total loans was 0.70% of total loans. Net charge-offs for the year ended December 31, 2022, were $3.87 million, or 0.23% of annualized average loans, compared to net charge-offs of $2.96 million, or 0.18% of annualized average loans, for the same period in 2021.
●	The allowance for credit losses to total loans was 1.27% at December 31, 2022.
●	During the fourth quarter of 2022, the Company announced the planned acquisition of Mount Airy, North Carolina-based Surrey Bancorp. The acquisition will strengthen the Company's presence in western North Carolina and add approximately $500 million in assets.
●	During 2022, the Company repurchased 706,117 common shares for $21.31 million. Share repurchases have been curtailed due to the announced acquisition of Surrey Bancorp.
●	Book value per share at December 31, 2022, was $26.01, an increase of $0.67 from the same period of 2021.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2022 Compared to 2021		2021 Compared to 2020
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2022	2021	2020	(Decrease)	Change	(Decrease)	Change

Net income	$46,662	$51,168	$35,926	$(4,506)	(8.81)%	$15,242	42.43%

Basic earnings per common share	2.82	2.95	2.02	(0.13)	(4.41)%	0.93	46.04%
Diluted earnings per common share	2.82	2.94	2.02	(0.12)	(4.08)%	0.92	45.54%

Return on average assets	1.45%	1.63%	1.24%	(0.18)%	(11.04)%	0.39%	31.45%
Return on average common equity	11.04%	11.96%	8.54%	(0.92)%	(7.69)%	3.42%	40.05%

2022 Compared to 2021. Pre-tax income decreased $6.37 million, or 9.58%, primarily due  to an increase of $15.04 million in provision for credit losses offset by an increase in net interest income of $10.19 million.  The increase in provision for credit losses of $15.04 million was attributable to a return to normalized provisions that include forecasts for higher unemployment rates and weaker macroeconomic trends as compared with prior year recoveries of pandemic-related provisioning.  The increase in net interest income of $10.19 million was primarily due to increases in both interest on securities and interest and fees on loans.  The increases were primarily driven by significant growth in both portfolios.  Interest on deposits in banks increased as well and was primarily driven by rate increases in the FOMC's target federal funds rate throughout 2022.

2021 Compared to 2020. Pre-tax income increased $20.42 million, or 44.27%, primarily due to a reversal of $8.47 million in the allowance for credit losses in 2021 compared to $12.67 million in provision recorded in 2020.  The decrease in credit loss provisioning increased pre-tax income $21.14 million and is primarily due to significantly improved economic forecasts in the 2021, as well as strong credit quality metrics, versus 2020 provisioning driven by the pandemic.  The increase was offset by a decrease in net interest income of $6.10 million, or 5.62%, driven by the low interest rate environment, as well as a $3.33 million decrease in accretion on acquired loans. Income tax expense increased $5.17 million from 2020 primarily as a result of the increase in pre-tax income.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2022			2021			2020
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,298,503	$104,830	4.56%	$2,153,099	$102,996	4.78%	$2,142,637	$110,619	5.16%
Securities available for sale	256,221	6,172	2.41%	81,049	2,008	2.48%	105,005	3,259	3.10%
Interest-bearing deposits	330,785	3,767	1.14%	570,040	745	0.13%	296,495	805	0.27%
Total earning assets	2,885,509	$114,769	3.98%	2,804,188	$105,749	3.77%	2,544,137	$114,683	4.51%
Other assets	328,635			330,640			348,150
Total assets	$3,214,144			$3,134,828			$2,892,287

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$683,502	$112	0.02%	$646,999	$127	0.02%	$556,279	$311	0.06%
Savings deposits	880,171	306	0.03%	816,845	281	0.03%	711,831	902	0.13%
Time deposits	322,158	1,235	0.38%	387,249	2,427	0.63%	456,755	4,247	0.93%
Total interest-bearing deposits	1,885,831	1,653	0.09%	1,851,093	2,835	0.15%	1,724,865	5,460	0.32%
Borrowings
Retail repurchase agreements	2,239	2	0.07%	1,194	1	0.07%	1,145	3	0.28%
FHLB advances and other borrowings	—	—	—%	—	—	—%	36	1	2.23%
Total borrowings	2,239	2	0.07%	1,194	1	0.07%	1,181	4	0.34%
Total interest-bearing liabilities	1,888,070	1,655	0.09%	1,852,287	2,836	0.15%	1,726,046	5,464	0.32%
Noninterest-bearing demand deposits	864,224			816,638			707,623
Other liabilities	39,363			38,151			37,826
Total liabilities	2,791,657			2,707,076			2,471,495
Stockholders' equity	422,487			427,752			420,792
Total liabilities and equity	$3,214,144			$3,134,828			$2,892,287

Net interest income, FTE(1)		$113,114			$102,913			$109,219
Net interest rate spread, FTE(1)			3.89%			3.62%			4.19%
Net interest margin, FTE(1)			3.92%			3.67%			4.29%

(1)	FTE basis based on the federal statutory rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $2.62 million in 2022, $4.66 million in 2021, and $7.99 million in 2020.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2022 Compared to 2021				December 31, 2021 Compared to 2020
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$6,956	$(4,798)	$(324)	$1,834	$540	$(8,123)	$(40)	$(7,623)
Securities available for sale	4,340	(56)	(120)	4,164	(744)	(657)	150	(1,251)
Interest-bearing deposits with other banks	(313)	5,747	(2,412)	3,022	715	(388)	(387)	(60)
Total interest-earning assets	10,983	893	(2,856)	9,020	511	(9,168)	(277)	(8,934)

Interest paid on(1):
Demand deposits	7	(21)	(1)	(15)	51	(202)	(33)	(184)
Savings deposits	22	3	—	25	133	(657)	(97)	(621)
Time deposits	(408)	(942)	158	(1,192)	(646)	(1,384)	210	(1,820)
Retail repurchase agreements	—	—	1	1	—	(1)	(1)	(2)
Wholesale repurchase agreements	—	—	—	—	—	—	—	—
FHLB advances and other borrowings	—	—	—	—	(1)	—	—	(1)
Total interest-bearing liabilities	(379)	(960)	158	(1,181)	(463)	(2,244)	79	(2,628)

Change in net interest income(1)	$11,362	$1,853	$(3,014)	$10,201	$974	$(6,924)	$(356)	$(6,306)

(1)	FTE basis based on the federal statutory rate of 21%.

2022 Compared to 2021. Net interest income comprised 75.19% of total net interest and noninterest income in 2022 compared to 74.92% in 2021. Net interest income increased $10.19 million, or 9.94%, and increased $10.20 million, or 9.91%, on a FTE basis. The FTE net interest margin increased 25 basis points and the FTE net interest spread increased 27 basis points.  The increase in net interest margin was primarily driven by an increase in yield on earning assets of 21 basis points, specifically, interest on deposits in banks. The increased yield on interest on deposits in banks was primarily driven by rate increases in the FOMC's target federal funds rate throughout 2022.

Average earning assets increased $81.32 million, or 2.90%, primarily due to an increase in average securities available for sale of $175.17 million, or 216.13%, and average loans of $145.40 million, or 6.75%.  The increases were offset by a decrease in average interest-bearing deposits in banks of $239.26 million, or 41.97%. The yield on earning assets increased 21 basis points primarily due to an increase in yield on interest on deposits in banks of 101 basis points to 1.14% compared to 0.13% in 2021.   The increase in yield was primarily driven by rate increases in the FOMC's target federal funds rate throughout 2022.  The average loan to deposit ratio increased to 83.58% from 80.71% in 2021.  Non-cash accretion income related to PCD loans decreased $2.04 million, or 43.77%, to $2.62 million due to reduced balances in the PCD portfolios. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 9 basis points compared to 17 basis points in the prior year.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $35.78 million, or 1.93%, primarily due to an increase in average interest-bearing deposits. The yield on interest-bearing liabilities decreased 6 basis points.  Average interest-bearing deposits increased $34.74 million, or 1.88%, with increases of $63.33 million, or 7.75%, in average savings deposits, $36.50 million, or 5.64%, in average interest-bearing demand deposits, offset by a decrease of $65.09 million, or 16.81%, in average time deposits.

2021 Compared to 2020.  Net interest income comprised 74.92% of total net interest and noninterest income in 2021 compared to 78.45% in 2020.  Net interest income decreased $6.10 million, or 5.62%, and decreased $6.31 million, or 5.77%, on a FTE basis. The FTE net interest margin decreased 62 basis points and the FTE net interest spread decreased 57 basis points.  The decrease in the net interest margin and the net interest spread are primarily attributable to the current historically low interest rate environment as well as a decrease in purchase accounting accretion from acquired loans.

Average earning assets increased $260.05 million, or 10.22%, primarily due to an increase in average interest-bearing deposits and average loans offset by a decrease in average debt securities. The yield on earning assets decreased 74 basis points as the yields decreased primarily due to the historically low rate environment. Average loans increased $10.46 million, or 0.49%, and the average loan to deposit ratio decreased to 80.71% from 88.08% in 2020.  Non-cash accretion income related to PCD loans decreased $3.33 million, or 41.73%, to $4.66 million due to reduced balances in the PCD portfolios. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 17 basis points compared to 31 basis points in the prior year.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $126.24 million, or 7.31%, primarily due to an increase in average interest-bearing deposits. The yield on interest-bearing liabilities decreased 17 basis points. Average interest-bearing deposits increased $126.23 million, or 7.32%, with increases of $105.01 million, or 14.75%, in average savings deposits, $90.72 million, or 16.31%, in average interest-bearing demand deposits, offset by a decrease of $69.51 million, or 15.22%,  in average time deposits.

Provision for Credit Losses

2022 Compared to 2021. The provision charged to operations increased $15.04 million, or 177.58%.  The increase was attributable to growth of the loan portfolio throughout 2022 and an economic forecast that projects higher unemployment rates and weaker macroeconomic trends.  The prior year included recoveries of pandemic-related provisioning.

2021 Compared to 2020. The provision charged to operations decreased $21.14 million, or 166.87%.  The decrease was primarily due to significantly improved economic forecasts in 2021, as well as strong credit quality metrics, versus prior year provisioning driven by the pandemic.  The most significant forecast variable in our allowance model is unemployment. The forecast used for December 31, 2021, ranged from 4.1% to 3.6%. That forecast was much stronger than that used for January 1, 2021, that ranged from 6.6% to 5.6% over the forecast period.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2022 Compared to 2021		2021 Compared to 2020
	Year Ended December 31,			Increase	%	Increase	%
	2022	2021	2020	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$3,855	$3,853	$3,417	$2	0.05%	$436	12.76%
Service charges on deposits	14,213	13,446	13,019	767	5.70%	427	3.28%
Other service charges and fees	12,308	12,422	10,333	(114)	-0.92%	2,089	20.22%
Net gain on sale of securities	-	-	385	—	—	(385)	-100.00%
Net FDIC indemnification asset amortization	-	(1,226)	(1,690)	1,226	-100.00%	464	-27.46%
Gain on divestiture	1,658	-	-	1,658	—	—	—
Other operating income	5,148	5,806	4,369	(658)	-11.33%	1,437	32.89%
Total noninterest income	$37,182	$34,301	$29,833	$2,881	8.40%	$4,468	14.98%

2022 Compared to 2021. Noninterest income comprised24.81% of total net interest and noninterest income in 2022 compared to 25.08% in 2021. Noninterest income increased $2.88 million, or 8.40%, primarily due to the $1.66 million gain recognized from the sale of the Company's Emporia Virginia branch to Benchmark Community Bank in the third quarter of 2022.   Also contributing to the increase was $1.23 million in net FDIC indemnification asset amortization recognized in 2021, as the asset became fully amortized in 2021.  Service charges on deposits increased $767 thousand, or 5.70%, and is attributable to increased customer activity compared to the activity levels experienced during the pandemic lock-downs.  Other operating income decreased $658 thousand, or 11.33%, and is primarily attributable to the 2021 recovered amount of $1.00 million of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.

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

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2022 Compared to 2021		2021 Compared to 2020
	Year Ended December 31,			Increase	%	Increase	%
	2022	2021	2020	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$47,183	$44,239	44,005	$2,944	6.65%	$234	0.53%
Occupancy expense	4,818	4,913	5,043	(95)	-1.93%	(130)	-2.58%
Furniture and equipment expense	6,001	5,627	5,558	374	6.65%	69	1.24%
Service fees	7,606	6,324	5,665	1,282	20.27%	659	11.63%
Advertising and public relations	2,409	2,076	1,951	333	16.04%	125	6.41%
Professional fees	1,303	1,524	1,224	(221)	-14.50%	300	24.51%
Amortization of intangibles	1,446	1,446	1,450	—	0.00%	(4)	-0.28%
FDIC premiums and assessments	1,126	832	426	294	35.34%	406	95.31%
Merger expense	596	—	1,893	596	—	(1,893)	-100.00%
Divestiture expense	153	—	—	153	—	—	—
Other operating expense	10,475	11,737	12,410	(1,262)	-10.75%	(673)	-5.42%
Total noninterest expense	$83,116	$78,718	$79,625	$4,398	5.59%	$(907)	-1.14%

2022 Compared to 2021. Noninterest expense increased $4.40 million, or 5.59%.  The increase was primarily due to an increase in salaries and employee benefits of $2.94 million, or 6.65%, and service fees of $1.28 million, or 20.27%.  The increase in salaries and benefits is due to wage increases implemented in the first quarter of 2022 as part of the Company's strategic initiative to enhance Human Capital Management, which included an increased minimum wage.  Service fees increased due to an increase in core processing expense.  In addition, the Company recorded merger and divestiture expenses related to the announced Surrey Bancorp acquisition and the divestiture of the Company's Emporia Virginia branch of $596 thousand and $153 thousand, respectively.  These increases to expense were offset primarily by a decrease in other operating expense of $1.26 million, or 10.75%.  The decrease is primarily attributable to the 2021 write-down of bank property of $781 thousand.

2021 Compared to 2020. Noninterest expense decreased $907 thousand, or 1.14%.  The decrease was primarily due to residual merger expenses of $1.89 million recognized in the first quarter of 2020.  In addition, other operating expense decreased $673 thousand.  These decreases were offset by increases in other service fees, FDIC premiums and assessments, professional fees and salaries and employee benefits of $659 thousand, $406 thousand, $300 thousand, and $234 thousand, respectively.

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

2022 Compared to 2021. Income tax expense decreased $1.87 million or 12.14%, and is primarily attributable to the decrease in pre-tax net income.  The effective tax rate increased to 22.43% in 2022 compared to 23.09% in 2021.

2021 Compared to 2020. Income tax expense increased $5.17 million or 50.80%, and is primarily attributable to the increase in pre-tax net income.  The effective tax rate increased to 23.09% in 2021 compared to 22.09% in 2020.

Financial Condition

Total assets as of December 31, 2022, decreased $58.95 million, or 1.85%, to $3.14 billion from $3.19 billion as of December 31, 2021. The decrease is primarily due to the decrease in deposits of $50.58 million, or 1.85%, that is primarily attributable to the divestiture of $61.05 million in deposits in the Emporia branch sale..  Within assets, there was an increase in loans and securities $234.63 million, or 10.83%, and $224.06 million, or 293.68%, respectively.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to fund loan demand or deposit liquidation, to pledge as collateral where required, and to make selective investments for Community Reinvestment Act purposes. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2022, increased $224.06 million, or 293.68%, compared to December 31, 2021. The increase was primarily attributable to purchases of $269.34 million offset by maturities, prepayments, and calls of $25.75 million.  The market value of debt securities available for sale as a percentage of amortized cost was 93.82% as of December 31, 2022, compared to 100.02% as of December 31, 2021. There were no held-to-maturity debt securities as of December 31, 2022, or 2021.

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2022	2021
(Amounts in years)
Average life	4.61	4.74
Average duration	2.84	2.99

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2022 or 2021.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. Based on the application of the new standard, and that all debt securities available for sale in an unrealized loss position as of December 31, 2022, continue to perform as scheduled, we do not believe that a provision for credit losses is necessary in 2022. We recognized no impairment charges in earnings associated with debt securities in 2021. For additional information, see Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8, of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2022, increased $234.63 million, or 10.83%, compared to December 31, 2021.  We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2022 or 2021. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the maturities and rate sensitivities of the loan portfolio as of December 31, 2022:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial loans
Construction, development, and other land(1)	$21,048	$9,763	$46,970	$39,393	$117,174
Commercial and industrial	22,002	60,351	48,237	19,838	150,428
Multi-family residential	6,068	34,593	63,374	43,991	148,026
Single family non-owner occupied	3,974	12,474	70,492	119,181	206,121
Non-farm, non-residential	24,786	115,786	351,089	296,042	787,703
Agricultural	997	7,104	3,931	—	12,032
Farmland	1,938	1,983	5,528	2,330	11,779
Total commercial loans	80,813	242,054	589,621	520,775	1,433,263
Consumer real estate loans
Home equity lines	5,674	12,032	48,759	9,177	75,642
Single family owner occupied	2,093	16,995	176,553	538,899	734,540
Owner occupied construction	11	70	530	9,755	10,366
Total consumer real estate loans	7,778	29,097	225,842	557,831	820,548
Consumer and other loans
Consumer loans	4,177	98,023	40,514	1,868	144,582
Other	1,804	—	—	—	1,804
Total consumer and other loans	5,981	98,023	40,514	1,868	146,386
Total loans	$94,572	$369,174	$855,977	$1,080,474	$2,400,197

Rate sensitivities
Predetermined interest rate	$54,227	$331,815	$607,511	$667,584	$1,661,137
Floating or adjustable interest rate	40,342	37,360	248,467	412,891	739,060
Total loans	$94,569	$369,175	$855,978	$1,080,475	$2,400,197

(1)	Construction loans include construction to permanent loans that have not yet converted to principal and interest payments.

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

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, unseasoned troubled debt restructurings (“TDRs”), and other real estate owned ("OREO"). Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts. Loans acquired with credit deterioration, with a discount, continue to accrue interest based on expected cash flows; therefore, PCD loans are not generally considered nonaccrual. For additional information, see Note 5, “Credit Quality,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2022	2021	2020	2019	2018
Nonperforming
Nonaccrual loans	$15,208	$20,768	$22,003	$16,357	$19,905
Accruing loans past due 90 days or more	142	87	295	144	58
TDRs(1)	1,346	1,367	187	720	161
Total non-covered nonperforming loans	16,696	22,222	22,485	17,221	20,124
OREO	703	1,015	2,083	3,969	3,838
Total nonperforming assets	$17,399	$23,237	$24,568	$21,190	$23,962

Additional Information
Total TDRs(2)	7,112	8,652	10,248	6,575	6,427
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	883	1,129	1,586	1,068	1,175
Actual interest income recorded on restructured and nonperforming loans	388	422	473	277	264

Total ratios
Nonperforming loans to total loans	0.70%	1.03%	1.03%	0.81%	1.13%
Nonperforming assets to total assets	0.55%	0.73%	0.82%	0.76%	1.07%
Allowance for credit losses to nonperforming loans	183.01%	125.36%	116.44%	106.99%	90.77%
Allowance for credit losses to total loans	1.27%	1.29%	1.20%	0.87%	1.03%

(1)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.22 million, $1.80 million, $1.18 million, $95 thousand, and $898 thousand for the five years ended December 31, 2022.  They are included in nonaccrual loans.

(2)

Total accruing TDRs exclude nonaccrual TDRs of  $1.32 million, $2.52 million, $1.81 million, $2.34 million, and $2.58 million for the five years ended December 31, 2022.  They are included in nonaccrual loans.

Nonperforming assets as of December 31, 2022, decreased $5.84 million, or 25.12%, from December 31, 2021, primarily due to a decrease of  $5.56 million, or 26.77%, in nonaccrual loans, and a decrease of $312 thousand, or 30.74%, in OREO.  OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 11 properties with an average holding period of 10 months as of December 31, 2022. The net loss on the sale of OREO was  $453 thousand in 2022, $231 thousand in 2021, and $316 thousand in 2020. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2022	2021
(Amounts in thousands)
Beginning balance	$1,015	$2,083
Additions	705	1,283
Disposals	(533)	(2,063)
Valuation adjustments	(484)	(288)
Ending balance	$703	$1,015

As of December 31, 2022, nonaccrual loans were largely attributed to single family owner occupied (57.98%), consumer (15.81%), and non-farm, non-residential (11.65%) loans.  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management's estimate of loss at ultimate resolution.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  Certain TDRs are classified as nonperforming when modified and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as individually evaluated until full payment or other satisfaction of the obligations occurs.  Accruing TDRs as of December 31, 2022, decreased $1.54 million, or 17.80%, to $7.11 million from December 31, 2021. Nonperforming accruing TDRs as of December 31, 2022, decreased $21 thousand, or 1.53%, to $1.35 million from December 31, 2021. Nonperforming accruing TDRs as a percent of total accruing TDRs totaled 18.93% as of December 31, 2022, compared to 15.81% as of December 31, 2021. There were no specific reserves on TDRs as of December 31, 2022,  or  December 31, 2021.

The CARES Act included a provision allowing banks to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020, and December 31, 2021. The relief could only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt this provision of the CARES Act.  Through  December 31, 2022, we had modified a total of  loans for $482.40 million related to COVID-19 relief.  Those modifications were generally short-term payment deferrals and are not considered TDRs based on the CARES Act.  Our policy is to downgrade commercial loans modified for COVID-19 to special mention, which caused the significant increase in loans in that rating.  Subsequent upgrade or downgrade will be on a case by case basis.  The Company has upgraded these loans back to pass once the modification period has ended and timely contractual payments resume.  Further downgrade would be based on a number of factors, including but not limited to additional modifications, payment performance and current underwriting. As of December 31, 2022, current COVID-19 loan deferrals stood at $1.02 million, down from $2.92 million at December 31, 2021.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $29.68 million as of December 31, 2022, a decrease of $3.42 million, or 10.33%, compared to $33.10 million as of December 31, 2021. Delinquent loans as a percent of total loans totaled 1.24% as of December 31, 2022, which includes past due loans 0.63% and nonaccrual loans 0.61%, compared to 1.53%  as of December 31, 2021.

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

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures, management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period, the Company considers qualitative factors that are relevant within the qualitative framework.  For further discussion of our Allowance for Credit Losses - See Note 1 - "Basis of Presentation - Significant Accounting Policies".

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loan losses from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation and Significant Accounting Policies" for further details. As of December 31, 2022,  the balance of the ACL for loans was $30.56 million, or 1.27%% of total loans. The ACL at December 31, 2022, increased $2.70 million from the balance of $27.86 million recorded December 31, 2021. This increase included a provision of $6.57 million and net charge-offs for the twelve months of $3.87 million. The increase in provision for the twelve months ended December 31, 2022,was attributable to growth of the loan portfolio throughout 2022 and an economic forecast that projects higher unemployment rates and weaker macroeconomic trends.  The prior year included recoveries of pandemic-related provisioning.

At December 31, 2022, the Company also had an allowance for unfunded commitments of $1.20 million which was recorded in Other Liabilities on the Balance Sheet.  During 2022, the provision for credit losses on unfunded commitments was $517 thousand which was recorded in other expense on the Statement of Income. The Company did not have an allowance for credit losses or record a provision for credit losses on investment securities or other financial assets during 2022.

Management considered the allowance adequate as of December 31, 2022; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Credit Losses or ("ACL")” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents net charge-offs, by loan class, and the ratio to average loans during the periods indicated:

	December 31,
	2022			2021			2020
(Amounts in thousands)	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans
Commercial loans
Construction, development, and other land	$56	$88,204	0.06%	$(108)	$47,285	-0.23%	$(83)	$44,493	-0.19%
Commercial and industrial	844	169,101	0.50%	(639)	173,206	-0.37%	(679)	188,475	-0.36%
Multi-family residential	105	124,229	0.08%	302	102,175	0.30%	(256)	109,611	-0.23%
Single family non-owner occupied	186	193,455	0.10%	58	185,752	0.03%	(405)	173,431	-0.23%
Non-farm, non-residential	848	754,518	0.11%	(696)	724,444	-0.10%	(555)	746,127	-0.07%
Agricultural	(70)	10,407	-0.67%	(157)	9,441	-1.66%	(149)	10,683	-1.39%
Farmland	38	12,290	0.31%	(56)	16,799	-0.33%	(12)	22,422	-0.05%
Total commercial loans	2,007	1,352,204	0.15%	(1,296)	1,259,102	-0.10%	(2,139)	1,295,242	-0.17%
Consumer real estate loans
Home equity lines	67	72,511	0.09%	397	82,861	0.48%	117	103,289	0.11%
Single family owner occupied	13	702,384	0.00%	132	657,741	0.02%	(271)	610,532	-0.04%
Owner occupied construction	—	23,898	0.00%	—	27,529	0.00%	—	20,918	0.00%
Total consumer real estate loans	80	798,793	0.01%	529	768,131	0.07%	(154)	734,739	0.07%
Consumer and other loans
Consumer loans	(5,960)	147,506	-4.04%	(2,193)	125,866	-1.74%	(2,618)	118,504	-2.21%
Total	$(3,873)	$2,298,503	-0.17%	$(2,960)	$2,153,099	0.14%	$(4,911)	$2,148,485	-0.23%

The following table presents the allowance for loan losses, by loan class, as of the dates indicated:

	December 31,
	2022		2021
(Amounts in thousands)	Balance	Percentage of Total Allowance	Balance	Percentage of Total Allowance
Commercial loans
Construction, development, and other land	$3,197	4.88%	$759	2.72%
Commercial and industrial	2,561	6.27%	1,480	5.31%
Multi-family residential	853	6.17%	863	3.10%
Single family non-owner occupied	2,169	8.59%	2,586	9.28%
Non-farm, non-residential	8,117	32.82%	8,877	31.87%
Agricultural	198	0.50%	5	0.02%
Farmland	118	0.49%	205	0.74%
Consumer real estate loans
Home equity lines	1,053	3.15%	677	2.43%
Single family owner occupied	7,744	30.61%	9,172	32.92%
Owner occupied construction	134	0.43%	123	0.44%
Consumer and other loans
Consumer loans	4,412	6.09%	3,111	11.17%
Total allowance	$30,556	100.00%	$27,858	100.00%

Deposits

Total deposits as of December 31, 2022, decreased $50.58 million, or 1.85%, compared to December 31, 2021.  Total deposits divested in the Emporia Branch Sale to Benchmark totaled $61.05 million.  The divested deposits were composed of $18.38 million in demand, $28.46 million in interest-bearing demand, $11.52 million in savings, and $2.69 million in time deposits.  Excluding the effect of the branch sale, deposits increased $10.47 million.  The increase is comprised of increases of $47.77 million in non-interest bearing demand and $31.55 million in interest bearing demand.  The increases were primarily offset by a decrease in time deposits of $68.84 million.  We had no deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2022 or 2021.

The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2022:

(Amounts in thousands)
Three months or less	$2,406
Over three through six months	1,160
Over six through twelve months	3,754
Over twelve months	7,894
$15,214

Borrowings

Total borrowings as of December 31, 2022, increased $338 thousand, or 22.01%, compared to December 31, 2021. Total borrowings for 2022 were comprised entirely of short-term borrowings, which consist of retail repurchase agreements.  The weighted average rate of 0.07% as of December 31, 2022, remained the same as the weighted average rate of  December 31, 2021.

Liquidity and Capital Resources

Liquidity

Liquidity is a measure of our ability to meet current and future cash flow needs as they become due. The liquidity of a financial institution reflects its ability to meet loan requests, to accommodate possible outflows in deposits and to take advantage of interest rate market opportunities. The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure that draws together all sources and uses of liquidity. The objective of our liquidity management is to manage cash flow and liquidity reserves so that they are adequate to fund our operations and to meet obligations and other commitments on a timely basis and at a reasonable cost. We seek to achieve this objective and ensure that funding needs are met by maintaining an appropriate level of liquid funds through asset/liability management, which includes managing the mix and time to maturity of financial assets and financial liabilities on our balance sheet.

Poor or inadequate liquidity risk management may result in a funding deficit that could have a material impact on our operations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) to detect potential liquidity issues and protect our depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) of the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management; ensures that systems and internal controls are consistent with liquidity policies; and provides accurate reports about liquidity needs, sources, and compliance. The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. The liquidity model incorporates various funding crisis scenarios and a specific action plan is formulated, and activated, when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities. As of December 31, 2022, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Company.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to the Consolidated Financial Statements in Item 8 of this report for the expected timing of such payments as of December 31, 2022. These include payments related to (i) operating leases (Note - 7 Premises, Equipment, and Leases ), (ii) time deposits with stated maturity dates (Note 9 - Deposits), and (iii) commitments to extend credit and standby letters of credit (Note - 19 Litigation, Commitments, and Contingencies).

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2022, the Company’s cash reserves and short-term investment securities totaled $16.99 million and $17.31 million, respectively.  The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2022, our unencumbered cash totaled $170.85 million, unused borrowing capacity from the FHLB totaled $405.81 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $277.92 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2022, decreased $5.79 million, or 1.35%, to $421.99 million from $427.78 million as of December 31, 2021.  The Company earned $46.66 million, which was offset by repurchasing 706,117 shares of our common stock totaling $21.31 million and dividends on our common stock of $18.52 million. Our book value per common share increased $0.67 to $26.01 as of December 31, 2022, from $25.34 as of December 31, 2021.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III.  Our current minimum required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2022	2021	2020
The Company
Common equity Tier 1 ratio	13.37%	14.39%	14.28%
Tier 1 risk-based capital ratio	13.37%	14.39%	14.28%
Total risk-based capital ratio	14.62%	15.65%	15.53%
Tier 1 leverage ratio	10.17%	9.65%	10.24%

The Bank
Common equity Tier 1 ratio	11.69%	13.37%	13.57%
Tier 1 risk-based capital ratio	11.69%	13.37%	13.57%
Total risk-based capital ratio	12.94%	14.62%	14.82%
Tier 1 leverage ratio	8.79%	8.94%	9.73%

As of December 31, 2022, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, as of December 31, 2022. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 20, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

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

During 2022, the Federal Open Market Committee increased the benchmark federal funds rate at a range of 425 basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.  The level of benchmark interest rates at year-end 2021, rendered a complete downward shock of 200 basis points meaningless; accordingly, a downward rate scenarios is only presented for the current period.  In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	Year Ended December 31,
	2022		2021
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
400	$1,043	0.8%	N/A	N/A
300	631	0.5%	14,960	14.9%
200	214	0.2%	10,303	10.3%
100	79	0.6%	5,502	5.5%
(100)	(5,644)	-4.5%	(6,285)	-6.3%
(200)	(12,849)	-10.4%	N/A	N/A

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2022, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2022	2021
Assets
Cash and due from banks	$63,044	$47,067
Federal funds sold	105,636	627,036
Interest-bearing deposits in banks	2,166	3,336
Total cash and cash equivalents	170,846	677,439
Debt securities available for sale	300,349	76,292
Loans held for investment, net of unearned income	2,400,197	2,165,569
Allowance for credit losses	(30,556)	(27,858)
Loans held for investment, net	2,369,641	2,137,711
Premises and equipment, net	47,340	52,284
Other real estate owned	703	1,015
Interest receivable	9,279	7,900
Goodwill	129,565	129,565
Other intangible assets	4,176	5,622
Other assets	103,673	106,691
Total assets	$3,135,572	$3,194,519

Liabilities
Noninterest-bearing deposits	$872,168	$842,783
Interest-bearing deposits	1,806,647	1,886,608
Total deposits	2,678,815	2,729,391
Securities sold under agreements to repurchase	1,874	1,536
Interest, taxes, and other liabilities	32,898	35,817
Total liabilities	2,713,587	2,766,744

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 23,371,822 issued and 16,225,399 outstanding at December 31, 2022; 23,971,347 shares issued and 16,878,220 shares outstanding at December 31, 2021	16,225	16,878
Additional paid-in capital	128,508	147,619
Retained earnings	292,971	264,824
Accumulated other comprehensive loss	(15,719)	(1,546)
Total stockholders' equity	421,985	427,775
Total liabilities and stockholders' equity	$3,135,572	$3,194,519

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2022	2021	2020
Interest income
Interest and fees on loans	$104,570	$102,832	$110,447
Interest on securities -- taxable	5,271	700	1,004
Interest on securities -- tax-exempt	715	1,037	1,785
Interest on deposits in banks	3,763	741	800
Total interest income	114,319	105,310	114,036
Interest expense
Interest on deposits	1,654	2,835	5,460
Interest on short-term borrowings	2	1	4
Total interest expense	1,656	2,836	5,464
Net interest income	112,663	102,474	108,572
Provision for (recovery of) credit/loan losses	6,572	(8,471)	12,668
Net interest income after provision for loan losses	106,091	110,945	95,904
Noninterest income
Wealth management	3,855	3,853	3,417
Service charges on deposits	14,213	13,446	13,019
Other service charges and fees	12,308	12,422	10,333
Net gain on sale of securities	—	—	385
Gain on divestitures	1,658	—	—
Other operating income	5,148	4,580	2,679
Total noninterest income	37,182	34,301	29,833
Noninterest expense
Salaries and employee benefits	47,183	44,239	44,005
Occupancy expense	4,818	4,913	5,043
Furniture and equipment expense	6,001	5,627	5,558
Service fees	7,606	6,324	5,665
Advertising and public relations	2,409	2,076	1,951
Professional fees	1,303	1,524	1,224
Amortization of intangibles	1,446	1,446	1,450
FDIC premiums and assessments	1,126	832	426
Merger expense	596	—	1,893
Divestiture expense	153	—	—
Other operating expense	10,475	11,737	12,410
Total noninterest expense	83,116	78,718	79,625
Income before income taxes	60,157	66,528	46,112
Income tax expense	13,495	15,360	10,186
Net income	$46,662	$51,168	$35,926

Earnings per common share
Basic	$2.82	$2.95	$2.02
Diluted	2.82	2.94	2.02
Cash dividends per common share	1.12	1.04	1.00
Weighted average shares outstanding
Basic	16,519,848	17,335,615	17,781,748
Diluted	16,562,257	17,402,936	17,815,380

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2022	2021	2020
(Amounts in thousands)
Net income	$46,662	$51,168	$35,926
Other comprehensive income, before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on securities without other-than-temporary impairment	(19,793)	(1,381)	689
Reclassification adjustment for net (gain) loss recognized in net income	—	—	(385)
Net unrealized gains on available-for-sale debt securities	(19,793)	(1,381)	304
Employee benefit plans:
Net actuarial gain (loss)	1,718	1,472	(1,217)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	135	386	386
Net unrealized gains (losses) on employee benefit plans	1,853	1,858	(831)
Other comprehensive (loss) income, before tax	(17,940)	477	(527)
Income tax benefit (expense)	3,767	(100)	110
Other comprehensive (loss) income, net of tax	(14,173)	377	(417)
Total comprehensive income	$32,489	$51,545	$35,509

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred		Common		Additional		Other
	Stock	Preferred	Stock	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share and per share data)	Outstanding	Stock	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2020	-	$—	18,376,991	$18,377	$192,413	$219,535	$(1,506)	$428,819
Net income	-	—	-	—	—	35,926	—	35,926
Other comprehensive loss	-	—	-	—	—	—	(417)	(417)
Common dividends declared -- $1.00 per share	-	—	-	—	—	(17,876)	—	(17,876)
Equity-based compensation expense	-	—	57,476	58	1,585	—	—	1,643
Issuance of stock to 401(k) plan -- 22,693 shares	-	—	22,693	23	484	—	—	507
Repurchase of common shares -- 734,653 shares at $29.77 per share			(734,653)	(735)	(21,137)	—	—	(21,872)
Balance December 31, 2020	-	$—	17,722,507	$17,723	$173,345	$237,585	$(1,923)	$426,730

Balance January 1, 2021	-	$—	17,722,507	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	-	—	-	—	—	(5,870)	—	(5,870)
Net income	-	—	-	—	—	51,168	—	51,168
Other comprehensive income	-	—	-	—	—	—	377	377
Common dividends declared -- $1.04 per share	-	—	-	—	—	(18,059)	—	(18,059)
Equity-based compensation expense	-	—	48,388	48	1,233	—	—	1,281
Common stock options exercised -- 39,995 shares	-	—	39,995	40	498	—	—	538
Issuance of stock to 401(k) plan -- 16,716 shares	-	—	16,716	16	476	—	—	492
Repurchase of common shares -- 949,386 shares at $30.42 per share	-	—	(949,386)	(949)	(27,933)	—	—	(28,882)
Balance December 31, 2021	-	$—	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775

Balance January 1, 2022	-	$—	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	—	-	—	—	46,662	—	46,662
Other comprehensive loss	-	—	-	—	—	—	(14,173)	(14,173)
Common dividends declared -- $1.12 per share	-	—	-	—	—	(18,515)	—	(18,515)
Equity-based compensation expense	-	—	25,137	25	693	—	—	718
Common stock options exercised -- 7,575 shares	-	—	7,575	8	164	—	—	172
Issuance of stock to 401(k) plan -- 20,584 shares	-	—	20,584	20	637	—	—	657
Repurchase of common shares -- 706,117 shares at $30.18 per share	-	—	(706,117)	(706)	(20,605)	—	—	(21,311)
Balance December 31, 2022	-	$—	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Operating activities
Net income	$46,662	$51,168	$35,926
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) credit/loan losses	6,572	(8,471)	12,668
Depreciation and amortization of premises and equipment	4,154	4,471	4,458
(Accretion)/amortization of discounts/premiums on investments, net	(261)	454	1,468
Amortization of FDIC indemnification asset, net	—	—	1,690
Amortization of intangible assets	1,446	1,446	1,450
Accretion on acquired loans	(2,618)	(4,656)	(7,991)
Gain on divestiture	(1,658)	—	—
Equity-based compensation expense	718	1,281	1,643
Issuance of common stock to 401(k) plan	657	492	507
(Gain) loss on sale of premises and equipment, net	(772)	499	(59)
Provision expense and loss on sale of other real estate owned	453	231	319
Gain on sale of securities	—	—	(385)
Writedowns of property, plant & equipment	—	—	812
Decrease (increase) in other operating activities	3,671	1,300	(6,662)
Net cash provided by operating activities	59,024	48,215	45,844
Investing activities
Proceeds from sale of available for sale securities	—	370	51,027
Proceeds from maturities, prepayments, and calls of securities available for sale	25,748	27,256	44,676
Payments to acquire securities available for sale	(269,337)	(22,394)	(10,267)
(Originations of) proceeds from repayments loans, net	(236,620)	27,467	(69,259)
Proceeds from bank owned life insurance	1,763	—	—
(Payments for) redemption of FHLB stock, net	(240)	1,012	(12)
Cash transferred in divestiture, net	(59,039)	—	—
Payments to the FDIC	—	—	(30)
Proceeds from sale of premises and equipment	1,542	2,616	2,861
Payments to acquire premises and equipment	(1,160)	(3,038)	(3,195)
Proceeds from sale of other real estate owned	564	2,061	1,997
Net cash (used in) provided by investing activities	(536,779)	35,350	17,798
Financing activities
Increase in noninterest-bearing deposits, net	47,769	69,988	144,927
(Decrease) increase in interest-bearing deposits, net	(37,291)	113,156	71,408
Proceeds from (payments for) in securities sold under agreements to repurchase, net	—	572	(637)
Repayments of FHLB and other borrowings, net	338	—	(40)
Proceeds from stock options exercised	172	538	—
Payments for repurchase of common stock	(21,311)	(28,882)	(21,872)
Payments of common stock dividends	(18,515)	(18,059)	(17,876)
Net cash (used in) provided by financing activities	(28,838)	137,313	175,910
Net (decrease) increase in cash and cash equivalents	(506,593)	220,878	239,552
Cash and cash equivalents at beginning of period	677,439	456,561	217,009
Cash and cash equivalents at end of period	$170,846	$677,439	$456,561

Supplemental disclosure -- cash flow information
Cash paid for interest	$2,114	$3,141	$5,500
Cash paid for income taxes	7,590	14,399	9,074

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	705	1,283	695
Loans originated to finance other real estate	—	59	266
Change in accumulated other comprehensive income/(loss)	(14,173)	377	(417)

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

Investment Securities

Management classifies debt securities as held-to-maturity or available-for-sale based on the intent and ability to hold the securities to maturity. Debt securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity securities and carried at amortized cost. Debt securities not classified as held to maturity are classified as available-for-sale securities and carried at estimated fair value. Available-for-sale securities consist of securities the Company intends to hold for indefinite periods of time including securities to be used as part of the Company’s asset/liability management strategy and securities that may be sold for a variety of reasons. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive income (“AOCI”), net of income taxes, in stockholders’ equity. Gains or losses on calls, maturities, or sales of investment securities are recorded based on the specific identification method and included in noninterest income. Premiums are amortized to first call date and discounts are accreted over the life of a security into interest income.

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of   December 31, 2022, the accrued interest receivable for investment securities available for sale was $ 1.34  million.

Other Investments

As a condition of membership in the FHLB and the FRB, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $10.02 million as of  December 31, 2022, and $9.78 million as of  December 31, 2021.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.78 million as of December 31, 2022, and $3.85 million as of December 31, 2021.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting as outlined in using Topic 805 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on the purchase is recorded. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisals by qualified independent parties for relevant asset and liability categories. Certain financial assets and liabilities are valued using discount models that apply current discount rates to streams of cash flow. Valuation methods require assumptions, which can result in alternate valuations, varying levels of goodwill or bargain purchase gains, or amortization expense or accretion income. Management must make estimates for the useful or economic lives of certain acquired assets and liabilities that are used to establish the amortization or accretion of some intangible assets and liabilities, such as core deposits. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information about the closing date fair values becomes available. Acquisition and divestiture activities are included in the Company’s consolidated results of operations from the closing date of the transaction. Acquisition and divestiture related costs are recognized in noninterest expense as incurred. For additional information, see “Purchased Deteriorated Loans” and “Intangible Assets” below.

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

Individually Evaluated Loans and Nonperforming Assets.  The Company maintains an active and robust problem credit identification system through its ongoing credit review function.  When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company currently maintains a net book balance threshold of $500,000 for individually-evaluated loans. Generally, individually-evaluated loans other than Troubled Debt Restructurings, otherwise referred to herein as “TDRs,” are on nonaccrual status. Based on the threshold above, consumer loans will generally remain in pools unless they meet the dollar threshold and foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.  The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable.  The accrual of interest, which is based on the daily amount of principal outstanding, on individually evaluated loans is generally continued unless the loan becomes delinquent 90 days or more.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Loans are considered troubled debt restructurings when the Company grants concessions, for legal or economic reasons, to borrowers experiencing financial difficulty that would not otherwise be considered. The Company generally makes concessions in interest rates, loan terms, and/or amortization terms. All TDRs $500 thousand or greater are evaluated for a specific reserve based on either the collateral or net present value method, whichever is most applicable. TDRs under $500 thousand are subject to the reserve calculation for classified loans based primarily on the historical loss rate. At the date of modification, nonaccrual loans are classified as nonaccrual TDRs. TDRs classified as nonperforming at the date of modification are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as individually evaluated until full payment or other satisfaction of the obligation occurs.

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

Allowance for Credit Losses (ACL)

The Company reviews our allowance for credit losses quarterly to determine if it is sufficient to absorb expected loan losses in the portfolio. This determination requires management to make significant estimates and assumptions. While the Company uses its best judgment and available information, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities towards loan classifications. These uncertainties may result in material changes to the allowance for credit losses in the near term; however, the amount of the change cannot reasonably be estimated. Prior to January 1, 2021, we followed the incurred loss accounting method for reserving for loan losses which required us to estimate losses that had been incurred as of the balance sheet date. For additional information, see this note, Note 1, “Basis of Presentation,” to the Consolidated Financial Statements in "Recent Accounting Standards".

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

Risk characteristics of residential real estate loans which include loans secured by Single family properties, HELOC, and Owner occupied construction loans are dependent upon individual borrowers who are affected by changes in general economic conditions, real estate valuations, and the demand for housing.  Commercial and Industrial, Multi-family residential, Non-farm/non-residential, Agricultural, and Loans secured by Farmland are similar in that they are generally dependent upon the borrower's internal cash flow from operations to service the debt and changes in general economic conditions.  Commercial construction, Development, and other land loans, Consumer, and Other consumer loans (open pool) are similar in that they are dependent on changes in general economic conditions.

For collectively evaluated loans, the Company uses a combination of discounted cash flow and remaining life to estimate expected credit losses.  During 2022, the Company changed third party model providers which necessitated a change from remaining life to open pool for the portfolios noted above.  The change in method was not quantitatively significant.  In addition to its own loss experience, management also includes peer bank historical loss experience in its assessment of expected credit losses to determine the ACL.  The Company utilized call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle.  The Company reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics.  Also considered were further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated.  For the majority of the segments of collectively evaluated loans, the Company incorporated at least one macroeconomic driver using a statistical regression modeling methodology.

The Company considers forward-looking information in estimated expected credit losses.  The Company subscribes to a third-party service which provides summary detail of dozens of economic forecasts.  Using that information and other publicly available economic forecasts, management determines the economic variables to use for the one-year reasonable and supportable forecast period.  Management has determined that the forecast period is consistent with how the Company has historically forecasted for its profitability planning and capital management.  Management has evaluated the appropriateness of the reasonable and supportable forecast for the current period along with the inputs used in the estimation of expected credit losses.  For the contractual term that extends beyond the reasonable and supportable forecast period, the Company reverts to historical loss information over eight quarters using a straight-line approach.  Management may apply different reversion techniques depending on the economic environment for the financial asset portfolio and as of the current period has utilized a linear reversion technique.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance sheet credit exposures, The Company considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process.  These qualitative adjustments either increase or decrease the quantitative model estimation.  Each period the Company considers qualitative factors that are relevant within the qualitative framework that includes the following:  1) changes in lending policies and procedures, 2) changes in economic conditions, 3) changes in portfolio nature and volume, 4) changes in management, 5) changes in past due loans, 6) changes in the quality of the Company’s credit review system, 7) changes in the value of underlying collateral, 8) the effect of concentrations of credit, and 9) the effect of other external factors.

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

The Company measures expected credit losses over the contractual term of the loans. When determining the contractual term, the Company considers expected prepayments but is precluded from considering expected extensions, renewals, or modifications, unless the Company reasonably expects it will execute a TDR with a borrower. In the event of a reasonably-expected TDR, the Company factors the reasonably-expected TDR into the current expected credit losses estimate. The effects of a TDR are recorded when an individual asset is specifically identified as a reasonably-expected TDR. For consumer loans, the point at which a TDR is reasonably expected is when the Company approves the borrower’s application for a modification (i.e. the borrower qualifies for the TDR) or when the Credit Administration department approves loan concessions on substandard loans. For commercial loans, the point at which a TDR is reasonably expected is when the Company approves the loan for modification or when the Credit Administration department approves loan concessions on substandard loans. The Company uses a discounted cash flow methodology to calculate the effect of the concession provided to the borrower in TDR within the ACL.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. The Company has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  December 31, 2022, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $1.20 million. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The current adjustment to the ACL for unfunded commitments would be recognized through other operating expense in the Statement of Income. For additional information, see Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

Premises and Equipment

Premises, equipment, and leases are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Useful lives range from 5 to 10 years for furniture, fixtures, and equipment; 3 to 5 years for computer software, hardware, and data handling equipment; and 7 to 40 years for buildings and building improvements. Land improvements are amortized over a period of 20 years and leasehold improvements are amortized over the lesser of the term of the respective leases plus the first optional renewal period, when renewal is reasonably assured, or the estimated useful lives of the improvements. The Company leases various properties within its branch network. Leases generally have initial terms of up to 10 years and most contain options to renew with increases in rent. All leases are accounted for as operating leases. Maintenance and repairs are charged to current operations while improvements that extend the economic useful life of the underlying asset are capitalized. Disposition gains and losses are reflected in current operations.

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

Management has concluded that there was no goodwill impairment for 2022.

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

Risks and Uncertainties

Recent COVID-19 Virus Developments –

During the last three years, government reaction to the novel coronavirus (“COVID-19”) pandemic significantly disrupted local, national, and global economies and adversely impacted a broad range of industries, including banking and other financial services.  As COVID-19 events unfolded, the Company implemented various plans, strategies and protocols to protect its employees, maintain services for customers, assure the functional continuity of its operating systems, controls and processes, and mitigate financial risks posed by changing market conditions.

While direct impacts of COVID-19 appear to be declining and conditions have improved as of  December 31, 2022, if there is a resurgence in the virus, the Company could experience adverse effects on its business, financial condition, results of operations and cash flows.  While it is not possible to know the full extent that the impact of COVID-19, and any potential resulting measures to curtail its spread, will have on the Company's future operations, the Company's management believes its financial position, including high levels of capital and liquidity, will allow it to successfully endure the negative economic impacts of the pandemic.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Standards Not Yet Adopted

In March 2022, the Financial Accounting Standards Board issuedASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  This new accounting topic provides accounting guidance for troubled debt restructuring ("TDR"), and write-offs, effective January 1, 2023, with early adoption permitted.  The amendments eliminate TDR accounting guidance for issuers that have adopted ASU 2016-13, create a single loan modification accounting model, and clarify disclosure requirements for loan modifications and write-offs.  We are currently reviewing the impact of the updated guidance on our Consolidated Financial Statements, but do no anticipate a material impact.  The Company will adopt the standard, effective January 1, 2023.

Note 2. Acquisitions and Divestitures

On September 16, 2022, the Company completed the sale of its Emporia, Virginia branch to Benchmark Community Bank (the "Emporia Branch Sale").  The sale included the branch real estate, certain personal property, and all deposits associated with the branch.  There were no loans included in the transaction.  Benchmark paid a deposit premium of two percent for certain deposits.  In addition, Benchmark paid $1.50 million for branch real estate and certain personal property.  Total deposits acquired by Benchmark totaled $61.05 million.  The deposits were composed of $18.38 million in demand, $28.46 million in interest-bearing demand, $11.52 million in savings, and $2.69 million in time deposits.  The Company recognized a gain of $1.66 million from the Emporia Branch Sale.

On November 18, 2022, the Company and NC-based Surrey Bancorp (“Surrey”), parent company of Surrey Bank & Trust, jointly announced their entry into an agreement and plan of merger pursuant to which First Community will acquire Surrey and its wholly owned bank subsidiary, Surrey Bank & Trust.  Upon completion of the transaction which is expected to close in 2023, the Company is expected to have total consolidated assets in excess of $3.6 billion with branch locations in four states.

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$—	$(15)	$1,485
U.S. Treasury securities	161,617	—	(4,353)	157,264
Municipal securities	23,480	21	(192)	23,309
Corporate Notes	37,046	—	(2,189)	34,857
Mortgage-backed Agency securities	96,480	3	(13,049)	83,434
Total	$320,123	$24	$(19,798)	$300,349

	December 31, 2021
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$469	$—	$(3)	$466
Municipal securities	28,596	198	—	28,794
Mortgage-backed Agency securities	9,935	—	(16)	9,919
Total	37,273	513	(673)	37,113
	$76,273	$711	$(692)	$76,292

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2022. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$1,500	$32,013	$3,070	$8,510	$45,093
After one year through five years	—	129,604	17,626	28,536	175,766
After five years through ten years	—	—	2,784	—	2,784
After ten years	—	—	—	—	—
Amortized cost	$1,500	$161,617	$23,480	$37,046	223,643
Mortgage-backed securities					96,480
Total amortized cost					$320,123

Fair value maturity:
One year or less	$1,485	$31,786	$3,068	$8,448	$44,787
After one year through five years	—	125,478	17,467	26,409	169,354
After five years through ten years	—	—	2,774	—	2,774
After ten years	—	—	—	—	—
Fair value	$1,485	$157,264	$23,309	$34,857	216,915
Mortgage-backed securities					83,434
Total fair value					$300,349

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,485	$(15)	$—	$—	$1,485	$(15)
U.S. Treasury securities	157,264	(4,353)	—	—	157,264	(4,353)
Municipal securities	12,347	(192)	—	—	12,347	(192)
Corporate Notes	32,368	(2,172)	2,489	(17)	34,857	(2,189)
Mortgage-backed Agency securities	64,993	(8,824)	18,305	(4,225)	83,298	(13,049)
Total	$268,457	$(15,556)	$20,794	$(4,242)	$289,251	$(19,798)

	December 31, 2021
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$—	$—	$459	$(3)	$459	$(3)
Municipal securities	—	—	—	—	—	—
Corporate Notes	9,919	(16)	—	—	9,919	(16)
Mortgage-backed Agency securities	14,092	(253)	8,384	(420)	22,476	(673)
Total	$24,011	$(269)	$8,843	$(423)	$32,854	$(692)

There were 113 individual debt securities in an unrealized loss position as of December 31, 2022, and their combined depreciation in value represented 6.59% of the debt securities portfolio. There were 23 individual debt securities in an unrealized loss position as of December 31, 2021, and their combined depreciation in value represented  0.91 % of the debt securities portfolio.

There were no sales of available for sale debt securities in 2022 or in 2021.  In 2020, gross realized gains and losses from the sale of available for sale debt securities were $419 thousand and $34 thousand, respectively.  The carrying amount of securities pledged for various purposes totaled $22.43 million as of December 31, 2022, and $22.15 million as of December 31, 2021.

In determining whether or not a security is impaired, we consider the severity of the loss as well as our intent to hold the securities to maturity or the recovery of the cost basis.

U. S. Agency securities

The Company has one U.S. Agency security as of   December 31, 2022, with an amortized cost of $1.5 million.  The security is issued by the Federal Home Loan Bank.  The security is guaranteed of full and timely payments by the issuing agency.  Based on management's analysis and judgement, there was no credit loss attributable to the U.S. Agency security at December 31, 2022.

U.S. Treasury securities

U.S. Treasury securities are backed by the full faith and credit of the United States government.  At  December 31, 2022, the total amortized cost of available for sale U. S. Treasury securities was $161.62 million.  Based on management's analysis and judgement, there were no credit losses attributable to U.S. Treasury securities at December 31, 2022.

Municipal securities

Municipal securities are securities issued by various municipalities in the United States.  At  December 31, 2022, the total amortized cost of available for sale Municipal securities was $23.48 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Municipal securities at December 31, 2022.

Corporate Notes

Corporate notes are debt obligations issued by public or private corporations.  As of   December 31, 2022, the total amortized cost of available for sale Corporate notes was $37.05 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Corporate note securities at December 31, 2022.

Mortgage-backed Agency securities

Mortgage-backed Agency securities within the Company's portfolio are issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  As of   December 31, 2022, the total amortized cost of available for sale Mortgage-backed Agency securities was $96.48 million.  Each agency provides a guarantee of full and timely payments of principal and interest by the issuing agency.  Based on management's analysis and judgement, there were no credit losses attributable to Mortgage-backed Agency securities at December 31, 2022.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes.  Customer overdrafts reclassified as loans totaled $1.80 million as of December 31, 2022, and $1.65 million as of December 31, 2021. Deferred loan fees were $8.81 million as of December 31, 2022, and $5.06 million as of December 31, 2021. For information about off-balance sheet financing, see Note 19, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the periods indicated, to include net deferred loan fees of $8.81 million as of December 31, 2022, and $5.06 million as of December 31, 2021.  Additionally, included is, the unamortized discount total related to loans acquired of $3.80 million as of  December 31, 2022, and $5.41 million as of  December 31, 2021.  Accrued interest receivable (AIR) of $7.94 million as of December 31, 2022, and $7.54 million as of December 31, 2021 , is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

The following table presents loans, net of unearned income by loan class, as of the dates indicated:

	December 31,
	2022		2021
(Amounts in thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$117,174	4.88%	$65,806	3.04%
Commercial and industrial	150,428	6.27%	133,630	6.17%
Multi-family residential	148,026	6.17%	100,402	4.64%
Single family non-owner occupied	206,121	8.59%	198,778	9.18%
Non-farm, non-residential	787,703	32.82%	707,506	32.67%
Agricultural	12,032	0.50%	9,341	0.43%
Farmland	11,779	0.49%	15,013	0.69%
Total commercial loans	1,433,263	59.72%	1,230,476	56.82%
Consumer real estate loans
Home equity lines	75,642	3.15%	79,857	3.69%
Single family owner occupied	734,540	30.61%	703,864	32.50%
Owner occupied construction	10,366	0.43%	16,910	0.78%
Total consumer real estate loans	820,548	34.19%	800,631	36.97%
Consumer and other loans
Consumer loans	144,582	6.02%	129,794	5.99%
Other	1,804	0.07%	4,668	0.22%
Total consumer and other loans	146,386	6.09%	134,462	6.21%
Total loans held for investment, net of unearned income	$2,400,197	100.00%	$2,165,569	100.00%

The Company began participating as a Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) lender during the second quarter of 2020. At December 31, 2022, there was no remaining balance of PPP loans, compared to $20.64 million at December 31, 2021 which were included in commercial and industrial loan balances. There were no remaining net deferred loan origination fees related to the PPP loans, net of deferred loan origination costs at December 31, 2022.  At  December 31, 2021 , the amount of net deferred loan origination fees related to PPP loans was $733 thousand.  During 2022, the Company recorded amortization of net deferred loan origination fees of $733 thousand on PPP loans, compared with $2.74 million for 2021.

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

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated.

	December 31, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$115,972	$853	$349	$—	$—	$117,174
Commercial and industrial	147,543	920	1,965	—	—	150,428
Multi-family residential	143,859	3,946	221	—	—	148,026
Single family non-owner occupied	195,775	2,303	8,043	—	—	206,121
Non-farm, non-residential	761,154	14,903	11,646	—	—	787,703
Agricultural	11,722	47	263	—	—	12,032
Farmland	9,868	573	1,338	—	—	11,779
Consumer real estate loans
Home equity lines	72,927	288	2,427	—	—	75,642
Single family owner occupied	706,952	1,958	25,630	—	—	734,540
Owner occupied construction	10,204	—	162	—	—	10,366
Consumer and other loans
Consumer loans	141,551	11	3,020	—	—	144,582
Other	1,804	—	—	—	—	1,804
Total loans	$2,319,331	$25,802	$55,064	$—	$—	$2,400,197

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2021
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$64,498	$451	$857	$—	$—	$65,806
Commercial and industrial	128,770	1,005	3,855	—	—	133,630
Multi-family residential	98,457	1,090	855	—	—	100,402
Single family non-owner occupied	186,184	3,607	8,977	10	—	198,778
Non-farm, non-residential	665,559	25,624	16,323	—	—	707,506
Agricultural	8,758	70	513	—	—	9,341
Farmland	11,939	633	2,441	—	—	15,013
Consumer real estate loans
Home equity lines	76,259	426	3,172	—	—	79,857
Single family owner occupied	671,459	2,420	29,985	—	—	703,864
Owner occupied construction	16,629	—	281	—	—	16,910
Consumer and other loans
Consumer loans	127,514	16	2,264	—	—	129,794
Other	4,668	—	—	—	—	4,668
Total loans	$2,060,694	$35,342	$69,523	$10	$-	$2,165,569

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the dates indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$58,770	$39,995	$4,602	$3,050	$2,485	$5,608	$1,462	$115,972
Special Mention	-	225	-	-	94	534	-	853
Substandard	-	-	267	71	11	-	-	349
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$58,770	$40,220	$4,869	$3,121	$2,590	$6,142	$1,462	$117,174
Commercial and industrial
Pass	$69,678	$23,746	$12,047	$7,729	$9,121	$8,890	$16,332	$147,543
Special Mention	227	20	21	367	185	1	99	920
Substandard	130	112	114	620	192	797	-	1,965
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$70,035	$23,878	$12,182	$8,716	$9,498	$9,688	$16,431	$150,428
Multi-family residential
Pass	$45,261	$20,881	$31,087	$3,733	$1,328	$41,063	$506	$143,859
Special Mention	-	-	-	-	-	3,946	-	3,946
Substandard	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$45,261	$20,881	$31,087	$3,733	$1,328	$45,230	$506	$148,026
Non-farm, non-residential
Pass	$218,595	$145,675	$114,840	$52,575	$35,564	$185,448	$8,457	$761,154
Special Mention	-	1,927	852	1,193	2,708	8,076	147	14,903
Substandard	-	1,267	675	2,509	1,531	5,664	-	11,646
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$218,595	$148,869	$116,367	$56,277	$39,803	$199,188	$8,604	$787,703
Agricultural
Pass	$6,244	$3,225	$1,003	$376	$154	$214	$506	$11,722
Special Mention	-	33	14	-	-	-	-	47
Substandard	124	37	1	66	24	11	-	263
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$6,368	$3,295	$1,018	$442	$178	$225	$506	$12,032
Farmland
Pass	$646	$713	$796	$77	$869	$6,150	$617	$9,868
Special Mention	-	109	-	-	222	242	-	573
Substandard	-	-	12	-	253	1,073	-	1,338
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$646	$822	$808	$77	$1,344	$7,465	$617	$11,779

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$1,960	$198	$241	$-	$24	$7,429	$63,075	$72,927
Special Mention	-	-	-	-	-	117	171	288
Substandard	-	-	27	35	114	1,253	998	2,427
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$1,960	$198	$268	$35	$138	$8,799	$64,244	$75,642
Single family Mortgage
Pass	$157,890	$237,363	$207,480	$48,795	$36,678	$214,148	$373	$902,727
Special Mention	-	376	90	363	262	3,170	-	4,261
Substandard	461	1,196	740	1,217	1,991	28,068	-	33,673
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$158,351	$238,935	$208,310	$50,375	$38,931	$245,386	$373	$940,661
Owner occupied construction
Pass	$6,357	$3,344	$-	$23	$11	$469	$-	$10,204
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	162	-	-	-	-	162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$6,357	$3,344	$162	$23	$11	$469	$-	$10,366
Consumer loans
Pass	$69,579	$37,603	$16,033	$7,640	$2,528	$2,040	$7,932	$143,355
Special Mention	-	5	-	6	-	-	-	11
Substandard	881	1,002	466	416	36	159	60	3,020
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$70,460	$38,610	$16,499	$8,062	$2,564	$2,199	$7,992	$146,386

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$634,980	$512,743	$388,129	$123,998	$88,762	$471,459	$99,260	$2,319,331
Special Mention	227	2,695	977	1,929	3,471	16,086	417	25,802
Substandard	1,596	3,614	2,464	4,934	4,152	37,246	1,058	55,064
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$636,803	$519,052	$391,570	$130,861	$96,385	$524,791	$100,735	$2,400,197

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving	Total
Construction, development
and other land
Pass	$40,207	$10,127	$3,081	$3,704	$1,308	$5,717	$354	$64,498
Special Mention	-	266	-	128	-	21	36	451
Substandard	-	-	128	11	291	427	-	857
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$40,207	$10,393	$3,209	$3,843	$1,599	$6,165	$390	$65,806
Commercial and industrial
Pass	$34,539	$18,887	$13,679	$13,772	$4,817	$5,890	$16,544	$108,128
Special Mention	32	60	597	192	28	-	96	1,005
Substandard	184	355	706	384	842	866	518	3,855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,755	$19,302	$14,982	$14,348	$5,687	$6,756	$17,158	$112,988
Paycheck Protection Loans
Pass	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total Paycheck Protection Loans	$16,482	$4,160	$-	$-	$-	$-	$-	$20,642
Multi-family residential
Pass	$11,307	$24,299	$4,644	$1,897	$8,413	$46,962	$935	$98,457
Special Mention	-	-	-	-	-	1,090	-	1,090
Substandard	-	-	-	-	-	855	-	855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,307	$24,299	$4,644	$1,897	$8,413	$48,907	$935	$100,402
Non-farm, non-residential
Pass	$147,978	$146,381	$62,651	$50,943	$43,776	$199,812	$14,018	$665,559
Special Mention	397	3,334	823	2,595	9,190	9,135	150	25,624
Substandard	1,161	711	2,508	2,531	3,232	5,953	227	16,323
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$149,536	$150,426	$65,982	$56,069	$56,198	$214,900	$14,395	$707,506
Agricultural
Pass	$4,564	$1,548	$998	$534	$346	$335	$433	$8,758
Special Mention	43	27	-	-	-	-	-	70
Substandard	44	11	282	39	17	120	-	513
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,651	$1,586	$1,280	$573	$363	$455	$433	$9,341
Farmland
Pass	$428	$1,047	$82	$1,125	$887	$6,835	$1,535	$11,939
Special Mention	189	-	-	240	5	199	-	633
Substandard	-	14	519	249	264	1,395	-	2,441
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$617	$1,061	$601	$1,614	$1,156	$8,429	$1,535	$15,013

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$115	$59	$-	$25	$2	$2,168	$73,890	$76,259
Special Mention	-	-	-	-	-	-	426	426
Substandard	-	-	28	249	128	1,316	1,451	3,172
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$115	$59	$28	$274	$130	$3,484	$75,767	$79,857
Single family Mortgage
Pass	$239,917	$225,294	$61,925	$46,716	$41,757	$240,845	$1,189	$857,643
Special Mention	399	510	937	269	137	3,775	-	6,027
Substandard	1,213	799	1,475	1,668	1,878	31,929	-	38,962
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$241,529	$226,603	$64,337	$48,653	$43,772	$276,559	$1,189	$902,642
Owner occupied construction
Pass	$9,689	$4,729	$178	$22	$428	$1,583	$-	$16,629
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	281	-	281
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$9,689	$4,729	$178	$22	$428	$1,864	$-	$16,910
Consumer loans
Pass	$65,018	$31,065	$16,548	$4,980	$2,306	$10,040	$2,225	$132,182
Special Mention	-	-	16	-	-	-	-	16
Substandard	328	663	824	107	78	186	78	2,264
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$65,346	$31,728	$17,388	$5,087	$2,384	$10,226	$2,303	$134,462

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2021	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$570,244	$467,596	$163,786	$123,718	$104,040	$520,187	$111,123	$2,060,694
Special Mention	1,060	4,197	2,373	3,424	9,360	14,220	708	35,342
Substandard	2,930	2,553	6,470	5,238	6,730	43,328	2,274	69,523
Doubtful	-	-	-	-	-	10	-	10
Loss	-	-	-	-	-	-	-	-
Total loans	$574,234	$474,346	$172,629	$132,380	$120,130	$577,745	$114,105	$2,165,569

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31, 2022			December 31, 2021
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$31	$—	$31	$409	$—	$409
Commercial and industrial	438	—	438	1,734	—	1,734
Multi-family residential	220	—	220	208	—	208
Single family non-owner occupied	984	—	984	2,304	—	2,304
Non-farm, non-residential	1,771	—	1,771	3,439	1,100	4,539
Agricultural	9	—	9	136	—	136
Farmland	133	—	133	222	—	222
Consumer real estate loans
Home equity lines	400	—	400	767	—	767
Single family owner occupied	8,228	589	8,817	8,957	—	8,957
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	2,405	—	2,405	1,492	—	1,492
Total nonaccrual loans	$14,619	$589	$15,208	$19,668	$1,100	$20,768

During 2022, $5 thousand in nonaccrual loan interest was recognized compared to $72 thousand in 2021.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the aging of past due loans, by loan class, as of the date indicated.  Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.

	December 31, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$393	$8	$23	$424	$116,750	$117,174	$—
Commercial and industrial	756	129	217	1,102	149,326	150,428	—
Multi-family residential	—	—	83	83	147,943	148,026	—
Single family non-owner occupied	990	122	299	1,411	204,710	206,121	—
Non-farm, non-residential	646	52	548	1,246	786,457	787,703	—
Agricultural	36	135	9	180	11,852	12,032	—
Farmland	—	—	133	133	11,646	11,779	—
Consumer real estate loans
Home equity lines	519	115	262	896	74,746	75,642	—
Single family owner occupied	5,951	2,322	3,166	11,439	723,101	734,540	—
Owner occupied construction	—	—	—	—	10,366	10,366	—
Consumer and other loans
Consumer loans	4,282	1,960	1,459	7,701	136,881	144,582	—
Other	—	—	—	—	1,804	1,804	—
Total loans	$13,573	$4,843	$6,199	$24,615	$2,375,582	$2,400,197	$—

	December 31, 2021
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$52	$—	$120	$172	$65,634	$65,806	$—
Commercial and industrial	325	35	1,394	1,754	131,876	133,630	—
Multi-family residential	97	—	—	97	100,305	100,402	—
Single family non-owner occupied	1,210	583	795	2,588	196,190	198,778	—
Non-farm, non-residential	1,002	441	2,333	3,776	703,730	707,506	—
Agricultural	73	7	101	181	9,160	9,341	—
Farmland	52	—	222	274	14,739	15,013	—
Consumer real estate loans
Home equity lines	275	388	333	996	78,861	79,857	—
Single family owner occupied	4,740	2,584	3,880	11,204	692,660	703,864	—
Owner occupied construction	139	—	—	139	16,771	16,910	—
Consumer and other loans
Consumer loans	3,469	1,182	1,049	5,700	124,094	129,794	—
Other	—	—	—	—	4,668	4,668	—
Total loans	$11,434	$5,220	$10,227	$26,881	$2,138,688	$2,165,569	$—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss is required to be measured based on the fair value of the collateral.  As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset.  For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The table below summarizes collateral dependent loans, where foreclosure is possible, by type of collateral, and the extent to which they are collateralized during the periods.

	December 31, 2022			December 31, 2021
(Amounts in thousands)	Balance	Collateral Coverage	Coverage Ratio	Balance	Collateral Coverage	Coverage Ratio
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	-	-	-	2,216	2,312	104.33%
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	589	574	97.45%	-	-	-
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$589	$574	97.45%	$2,216	$2,312	104.33%

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Certain TDRs are classified as nonperforming at the time of restructuring and are returned to performing status after six months of satisfactory payment performance; however, these loans remain identified as individually evaluated until full payment or other satisfaction of the obligation occurs.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31,
	2022			2021
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$—	$374	$374	$396	$470	$866
Single family non-owner occupied	142	838	980	857	1,100	1,957
Non-farm, non-residential	—	747	747	—	2,021	2,021
Consumer real estate loans
Home equity lines	—	55	55	—	67	67
Single family owner occupied	1,182	5,073	6,255	1,266	4,755	6,021
Owner occupied construction	—	—	—	—	212	212
Consumer and other loans
Consumer loans	—	25	25	—	27	27
Total TDRs	$1,324	$7,112	$8,436	$2,519	$8,652	$11,171

Allowance for credit losses related to TDRs			$—			$—

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(Amounts in thousands)
Interest income recognized	$383	$422	$473

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated.

	Year Ended December 31,
	2022			2021
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$32	—	$—	$—
Below market interest rate and extended payment term
Single family non-owner occupied	—	—	—	1	165.00	165.00
Single family owner occupied	—	—	—	4	402	402
Total below market interest rate and extended payment term	—	—	—	5	567	567
Principal deferral
Single family non-owner occupied	—	—	—	1	753	753
Single family owner occupied	5	494	481	1	41	41
Total principal deferral	5	494	481	2	794	794
Total	6	$525	$513	7	$1,361	$1,361

(1)	Represents the loan balance immediately following modification

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no payment defaults for loans restructured within the previous 12 months for  December 31, 2022 or 2021.

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2022	December 31, 2021
(Amounts in thousands)
Total OREO	$703	$1,015

OREO secured by residential real estate	$407	$337
Residential real estate loans in the foreclosure process(1)	$1,474	$2,210

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit/loan losses, by loan segment, during the periods indicated.

	Year Ended December 31, 2022
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$14,775	$9,972	$3,111	$27,858
Provision for (recovery of) credit losses charged to operations	431	(1,121)	7,262	6,572
Charge-offs	(633)	(427)	(6,743)	(7,803)
Recoveries	2,640	507	782	3,929
Net (charge-offs) recoveries	2,007	80	(5,961)	(3,874)
Ending balance	$17,213	$8,931	$4,412	$30,556

	Year Ended December 31, 2021
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance
Beginning balance	$14,661	$8,951	$2,570	$26,182
Cumulative effect of adoption of ASU 2016-13	8,360	4,145	602	13,107
(Recovery of) provision for credit losses charged to operations	(6,949)	(3,653)	2,131	(8,471)
Charge-offs	(3,431)	(318)	(3,025)	(6,774)
Recoveries	2,134	847	833	3,814
Net (charge-offs) recoveries	(1,297)	529	(2,192)	(2,960)
Ending balance	$14,775	$9,972	$3,111	$27,858

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2022	2021
(Amounts in thousands)
Land	$19,460	$20,402
Buildings and leasehold improvements	47,009	48,118
Equipment	40,552	40,501
Total premises and equipment	107,021	109,021
Accumulated depreciation and amortization	(59,681)	(56,737)
Total premises and equipment, net	$47,340	$52,284

There were no impairment charges related to certain long-term investments in land and buildings in 2022. Impairment charges of $781 thousand were recognized in 2021, and $812 thousand in 2020. Depreciation and amortization expense for premises and equipment was $4.15 million  in 2022, $4.47 million  in 2021, and $4.46 million  in 2020.

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

The Company’s current operating leases relate to one existing bank branch and one operating lease acquired in a prior bank acquisition. The acquired operating lease was for vacant land and will terminate in July of 2029.   The Company's ROU asset was $648 thousand as of   December 31, 2022 compared to $741 thousand as of December 31, 2021.  The operating lease liability as of  December 31, 2022  was $670 thousand compared to $770 thousand as of December 31, 2021.  The Company’s total operating leases have remaining terms of 2 years to 6.5 years compared with 4 months to 7.5 years as of December 31, 2021. The  December 31, 2022  weighted average discount was  3.28%, compared to 3.22% from December 31, 2021.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of the dates indicated are as follows:

Year	Amount
(Amounts in thousands)
2023	$119
2024	117
2025	101
2026	101
2027 and thereafter	261
Total lease payments	699
Less: Interest	(29)
Present value of lease liabilities	$670

Lease expense which is included in occupancy expense on the Consolidated Statement of Income was $175 thousand  in 2022, $182 thousand in 2021, and $180 thousand  in 2020. The Company maintained no subleases as of December 31, 2022.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. The Company performed its annual assessment of goodwill as of October 31, 2022, and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

As of December 31, 2022, the Company's goodwill totaled $129.57 million and was the same for both 2021 and 2020.

Other Intangible Assets

As of December 31, 2022, the remaining lives of core deposit intangibles ranged from 2.50 years to 7 years with a weighted average remaining life of 5.87 years.  The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2022	2021	2020
(Amounts in thousands)
Core deposit intangibles	$12,674	$12,674	$12,674
Accumulated amortization	(8,498)	(7,052)	(5,605)
Total other intangible assets, net	$4,176	$5,622	$7,069

Amortization expense for other intangible assets was $1.45 million in 2022,  2021, and in 2020.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2022:

(Amounts in thousands)
2023	$878
2024	856
2025	647
2026	449
2027	449
2028 and thereafter	897
Total estimated amortization expense	$4,176

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2022	2021
(Amounts in thousands)
Noninterest-bearing demand deposits	$872,168	$842,783
Interest-bearing deposits
Interest-bearing demand deposits	679,609	676,254
Money market accounts	264,734	293,915
Savings deposits	578,974	561,576
Certificates of deposit	180,008	237,919
Individual retirement accounts	103,322	116,944
Total interest-bearing deposits	1,806,647	1,886,608
Total deposits	$2,678,815	$2,729,391

The following schedule presents the contractual maturities of time deposits, by year, as of December 31, 2022:

(Amounts in thousands)
2023	$161,250
2024	50,680
2025	30,246
2026	18,010
2027	18,191
2028 and thereafter	4,953
Total contractual maturities	$283,330

Time deposits of $250 thousand or more totaled $15.21 million as of December 31, 2022, and $27.14 million as of December 31, 2021. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2022:

(Amounts in thousands)
Three months or less	$2,406
Over three through six months	1,160
Over six through twelve months	3,754
Over twelve months	7,894
Total contractual maturities	$15,214

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2022		2021
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Retail repurchase agreements	$1,874	0.07%	$1,536	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2022:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
Municipal securities	$453	$-	$-	$-	$453
Mortgage-backed Agency securities	1,421	—	—	—	1,421
Total	$1,874	$—	$—	$—	$1,874

As of December 31, 2022, unused borrowing capacity with the FHLB totaled $405.81 million, net of FHLB letters of credit of $116.28 million. The Company pledged $731.43 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company uses interest rate swap contracts to modify its exposure to interest rate risk caused by changes in the LIBOR curve in relation to certain designated fixed rate loans. These instruments are used to convert these fixed rate loans to an effective floating rate. If the LIBOR rate falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between LIBOR and the stated fixed rate. If LIBOR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between LIBOR and the stated fixed rate.   In March 2020, the Company adopted ASU 2020-04, "Reference Rate Reform" which provided temporary guidance to ease the potential burden in accounting for reference rate reform.  With global capital markets moving away from LIBOR, the guidance provided optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships that reference LIBOR.  The migration from LIBOR is not expected to have any material effect on on the Company's financial statements when and as changes are made to migrate from the reference rate.

Certain of the Company’s interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2022.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivatives were recognized in earnings each period.  Only July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2022			2021
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,983	$199	$—	$4,388	$—	$229
Derivatives not designated as hedges
Interest rate swaps	-	-	-	7,890	-	608
Total derivatives	$3,983	$199	$—	$12,278	$—	$837

The following table presents the interest component of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$35	$111	$85	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	90	217	235	Interest and fees on loans
Total derivative expense	$125	$328	$320

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

	December 31,
	2022	2021
(Amounts in thousands)
Beginning balance	$11,458	$12,579
Effect of curtailment	—	289
Service cost	—	352
Interest cost	332	315
Actuarial gain	(1,718)	(1,472)
Benefits paid	(584)	(605)
Ending balance	$9,488	$11,458

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2022	2021	2020	Income Statement Location
(Amounts in thousands)
Service cost	$—	$352	$310	Salaries and employee benefits
Interest cost	332	315	355	Other expense
Effect of curtailment	—	289	—	Salaries and employee benefits
Amortization of prior service cost	—	124	201	Other expense
Amortization of losses	135	264	186	Other expense
Net periodic cost	$467	$1,344	$1,052

Assumed discount rate	4.96%	2.88%	2.53%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2022:

(Amounts in thousands)
2023	$697
2024	741
2025	736
2026	836
2027	816
2028 through 2032	3,496

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2022 or 2021. There was no deferred compensation plan expense in 2022,  2021, or 2020.

The Company maintains a deferred compensation plan, referred to as the WRAP, and is a voluntary, non-tax qualified deferred compensation plan available to certain employees, including executive officers. Under the plan, participants may defer a portion of their base and/or annual incentive compensation. The plan is intended to mirror the Corporation's qualified KSOP, and may include discretionary match that coincides with a match made to the KSOP to the extent participants cannot otherwise receive the full match in the KSOP. The balance as of December 31, 2022 and 2021 was $5.14 million  and $5.25 million, respectively.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2022, stop-loss insurance coverage generally limits the Company’s risk of loss to $200 thousand for individual claims and $5.14 million for aggregate claims. Health plan expenses were $4.04 million in  2022, $3.98 million  in 2021, and $4.17 million  in 2020.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.82 million in 2022, $1.71 million in 2021, and $1.51 million in 2020. The KSOP held 309,019  shares of the Company’s common stock as of December 31, 2022, 320,164 shares as of December 31, 2021, and 351,222 shares as of December 31, 2020.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for the Company to focus on critical long-range objectives. The Company’s equity-based compensation plans include the 2012 Omnibus Equity Compensation Plan (“2012 Plan”), 2004 Omnibus Stock Option Plan, 2001 Director’s Option Plan, 1999 Stock Option Plan, and various other plans obtained through acquisitions. As of December 31, 2022, the 2012 Plan was the only plan available for the issuance of future grants. All plans issued or obtained before the 2012 Plan are frozen and no new grants may be issued; however, any options or awards unexercised and outstanding under those plans remain in effect per their respective terms. The 2012 Plan authorized 600,000 shares available for potential grants of incentive stock options, nonqualified stock options, performance awards, restricted stock, restricted stock units, stock appreciation rights, bonus stock, and stock awards. Grants issued under the 2012 Plan state the period of time the grant may be exercised, not to exceed more than ten years from the date granted. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, if no vesting period is specified the vesting occurs in 25% increments on the first four anniversaries of the grant date.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(Amounts in thousands)
Pre-tax compensation expense	$718	$1,282	$1,643
Excess tax (benefit) expense	—	(633)	202

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2022:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2022	204,878	$29.35
Granted	—	—
Exercised	(7,575)	22.63
Canceled/Expired	—	—
Outstanding, December 31, 2022	197,303	$29.61	6.69	$847
Exercisable, December 31, 2022	109,833	$26.90	5.48	$769

There were no options granted in 2022.  There were 7,575 options exercised in 2022  and 39,995 were exercised in 2021.  The intrinsic value of options exercised was $83 thousand in 2022, and $628 thousand   in 2021. As of December 31, 2022, unrecognized compensation cost related to nonvested stock options totaled $427 thousand with an expected weighted average recognition period of  1.25 years.  The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2022:

	Shares/Units	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2022	45,656	$24.03
Granted	55,839	27.97
Vested	(27,414)	25.79
Canceled	(476)	22.89
Nonvested, December 31, 2022	73,605	$30.87

As of December 31, 2022, unrecognized compensation cost related to nonvested restricted stock/unit awards totaled $1.41 million with an expected weighted average recognition period of  2.01 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Other operating income
Bank owned life insurance	$961	$1,183	$814
Net FDIC indemnification asset amortization	-	(1,226)	$(1,690)
Other(1)	4,187	4,623	3,555
Total other operating income	$5,148	$4,580	$2,679

Other operating expense
OREO expense and net loss	557	330	414
Telephone and data communications	1,658	1,720	2,188
Office supplies	494	553	660
Other(1)	7,766	9,134	9,148
Total other operating expense	$10,475	$11,737	$12,410

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 14. Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Current tax expense:
Federal	$9,883	$8,546	$10,048
State	1,648	1,563	1,643
Total current tax expense	11,531	10,109	11,691

Deferred tax expense (benefit):
Federal	1,800	4,677	(1,266)
State	164	574	(239)
Total deferred tax expense (benefit)	1,964	5,251	(1,505)
Total income tax expense	$13,495	$15,360	$10,186

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

	Year Ended December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$12,633	21.00%	$13,971	21.00%	$9,683	21.00%
State income tax, net of federal benefit	1,432	2.38%	2,076	3.12%	1,109	3.12%
	14,065	23.38%	16,047	24.12%	10,792	24.12%
Increase (decrease) resulting from:
Tax-exempt interest income	(347)	(0.58)%	(340)	(0.51)%	(500)	(1.08)%
Excess tax benefits	(24)	(0.04)%	(133)	(0.20)%	42	0.09%
Bank owned life insurance	(68)	(0.11)%	(225)	(0.34)%	(139)	(0.30)%
Other items, net	(131)	(0.22)%	11	0.02%	(9)	(0.74)%
Income tax at the effective tax rate	$13,495	22.43%	$15,360	23.09%	$10,186	22.09%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2022	2021
Deferred tax assets
Allowance for loan losses	$7,283	$6,647
Unrealized losses on available-for-sale securities	4,153	—
Unrealized asset losses	503	482
Purchase accounting	148	455
FDIC assisted transactions	588	810
Deferred loan fees	2,074	2,350
Deferred compensation assets	5,035	5,634
Federal net operating loss carryforward	1,223	2,179
Lease liability	160	184
Other	707	472
Total deferred tax assets	21,874	19,213

Deferred tax liabilities
Fixed assets	(755)	(1,046)
Intangible assets	(857)	(318)
Odd days interest deferral	(4,010)	(3,324)
Unrealized gains on available for sale securities	—	(4)
Right of use asset	(155)	(177)
Other	(197)	(192)
Total deferred tax liabilities	(5,974)	(5,061)
Net deferred tax asset	$15,900	$14,152

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2022 or 2021. The Company had no deferred tax valuation allowance recorded as of December 31, 2022 or 2021, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company and its subsidiaries are subject to U.S. federal income tax of the various states.  The Company is no longer subject to examination by federal or state taxing authorities for years before 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2020	$866	$(2,372)	$(1,506)
Other comprehensive (loss) income before reclassifications	544	(961)	(417)
Reclassified from AOCI	(304)	304	—
Other comprehensive (loss) income, net	240	(657)	(417)
Balance December 31, 2020	$1,106	$(3,029)	$(1,923)

Balance January 1, 2021	$1,106	$(3,029)	$(1,923)
Other comprehensive income (loss) before reclassifications	(1,091)	1,160	69
Reclassified from AOCI	—	308	308
Other comprehensive income (loss), net	(1,091)	1,468	377
Balance December 31, 2021	$15	$(1,561)	$(1,546)

Balance January 1, 2022	$15	$(1,561)	$(1,546)
Other comprehensive (loss) income before reclassifications	(15,636)	1,357	(14,279)
Reclassified from AOCI	—	106	106
Other comprehensive (loss) income, net	(15,636)	1,463	(14,173)
Balance December 31, 2022	$(15,621)	$(98)	$(15,719)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2022	2021	2020	Line Item Affected
Available-for-sale securities
(Losses) gains recognized	$—	$—	$(385)	Net loss on sale of securities
Reclassified out of AOCI, before tax	—	—	(385)	Income before income taxes
Income tax benefit	—	—	81	Income tax expense
Reclassified out of AOCI, net of tax	—	—	(304)	Net income
Employee benefit plans
Amortization of prior service cost	—	124	201	Other operating expense
Amortization of net actuarial loss	135	264	185	Other operating expense
Reclassified out of AOCI, before tax	135	388	386	Income before income taxes
Income tax expense	(29)	(80)	(82)	Income tax expense
Reclassified out of AOCI, net of tax	106	308	304	Net income
Total reclassified out of AOCI, net of tax	$106	$308	$—	Net income

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,485	$—	$1,485	$—
U.S. Treasury securities	157,264	—	157,264	—
Municipal securities	23,309	—	23,309	—
Corporate Notes	34,857	—	34,857	—
Mortgage-backed Agency securities	83,434	—	83,434	—
Total available-for-sale debt securities	300,349	—	300,349	—
Equity securities	55	—	55	—
Fair value loans	3,784	—	—	3,784
Derivative assets	199	—	199	—
Deferred compensation assets	5,142	5,142	—	—
Deferred compensation liabilities	5,142	5,142	—	—

	December 31, 2021
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$466	$—	$466	$—
Municipal securities	28,794	—	28,794	—
Corporate Notes	9,919	—	9,919	—
Mortgage-backed Agency securities	37,113	—	37,113	—
Total available-for-sale debt securities	76,292	—	76,292	—
Equity securities	55	—	55	—
Fair value loans	13,106	—	—	13,106
Deferred compensation assets	5,245	5,245	—	—
Deferred compensation liabilities	5,245	5,245	—	—
Derivative liabilities	837	—	837	—

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2021	$17,831
Changes in fair value	(303)
Changes due to principal reduction	(4,422)
Balance December 31, 2021	$13,106

Balance January 1, 2022	$13,106
Change due to termination of interest rate swaps not qualifying as fair value hedges	(8,489)
Changes in fair value	(428)
Changes due to principal reduction	(405)
Balance December 31, 2022	$3,784

 No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2022 or 2021.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis

The Company maintains an active and robust problem credit identification system. The review includes obtaining third-party collateral valuations to help management identify potential credit impairment and determine the amount of impairment to record. The Company’s Special Assets staff manages and monitors all impaired loans. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential impairment. The internal valuation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. The Company typically receives a third-party valuation within thirty to forty-five days of completing the internal valuation. When a third-party valuation is received, it is reviewed for reasonableness. Once the valuation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific impairment reserve.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$574	$—	$—	$574
OREO	703	—	—	703

	December 31, 2021
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$2,312	$—	$—	$2,312
OREO	1,015	—	—	1,015

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	3% to 3%	3%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100%	69%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2021

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 11%	6%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0% to 87%	32%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$170,846	$170,846	$170,846	$—	$—
Debt securities available for sale	300,349	300,349	—	300,349	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,369,641	2,215,243	—	—	2,215,243
Interest receivable	9,279	9,279	—	9,279	—
Deferred compensation assets	5,142	5,142	5,142	—	—
Derivative assets	199	199	—	199	—

Liabilities
Time deposits	283,330	281,744	—	281,744	—
Securities sold under agreements to repurchase	1,874	1,874	—	1,874	—
Interest payable	159	159	—	159	—
Deferred compensation liabilities	5,142	5,142	5,142	—	—

	December 31, 2021
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$677,439	$677,439	$677,439	$—	$—
Debt securities available for sale	76,292	76,292	—	76,292	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,137,711	2,108,513	—	—	2,108,513
Interest receivable	7,900	7,900	—	7,900	—
Deferred compensation assets	5,245	5,245	5,245	—	—

Liabilities
Time deposits	354,863	352,000	—	352,000	—
Securities sold under agreements to repurchase	1,536	1,536	—	1,536	—
Interest payable	314	314	—	314	—
Deferred compensation liabilities	5,245	5,245	5,245	—	—
Derivative liabilities	837	837	—	837	—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
(Amounts in thousands, except share and per share data)
Net income	$46,662	$51,168	$35,926

Weighted average common shares outstanding, basic	16,519,848	17,335,615	17,781,748
Dilutive effect of potential common shares
Stock options	18,784	30,854	22,495
Restricted stock	23,625	36,467	11,137
Total dilutive effect of potential common shares	42,409	67,321	33,632
Weighted average common shares outstanding, diluted	16,562,257	17,402,936	17,815,380

Basic earnings per common share	$2.82	$2.95	$2.02
Diluted earnings per common share	2.82	2.94	2.02

Potential antidilutive common shares
Stock options	131,198	103,520	58,166
Restricted stock	—	630	26,900
Total potential antidilutive shares	131,198	104,150	85,066

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

	Year Ended December 31,
	2022	2021
(Amounts in thousands)
Beginning balance	$33,740	$20,166
New loans and advances	7,768	4,476
Loan repayments	(15,979)	(4,139)
Reclassifications(1)	5,452	13,237
Ending balance	$30,981	$33,740

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $14.59 million  as of December 31, 2022, and $11.92 million  as of December 31, 2021. Legal fees paid to related parties totaled $41 thousand in 2022, $80 thousand in 2021, and $70 thousand  in 2020. There were no lease payments paid to related parties in 2022, 2021, or 2020. Other expense paid to related parties totaled $53 thousand in 2022, $104 thousand in 2021, and $68 thousand in 2020.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2022	2021
(Amounts in thousands)
Commitments to extend credit	$278,926	$272,447
Standby letters of credit and financial guarantees(1)	119,681	153,717
Total off-balance sheet risk	398,607	426,164

(1)	Includes FHLB letters of credit

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2022
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$303,963	13.37%	$102,332	4.50%	$159,183	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	303,963	13.37%	136,443	6.00%	193,294	8.50%	N/A	N/A
Total risk-based capital ratio	332,430	14.62%	181,924	8.00%	238,775	10.50%	N/A	N/A
Tier 1 Leverage ratio	303,963	10.17%	119,499	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$264,185	11.69%	$101,712	4.50%	$158,218	7.00%	$146,917	6.50%
Tier 1 risk-based capital ratio	264,185	11.69%	135,616	6.00%	192,122	8.50%	180,821	8.00%
Total risk-based capital ratio	292,481	12.94%	180,821	8.00%	237,327	10.50%	226,026	10.00%
Tier 1 Leverage ratio	264,185	8.79%	120,248	4.00%	N/A	N/A	150,310	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2021
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$294,207	14.39%	$91,983	4.50%	$143,084	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	294,207	14.39%	122,644	6.00%	173,745	8.50%	N/A	N/A
Total risk-based capital ratio	319,795	15.65%	163,525	8.00%	214,626	10.50%	N/A	N/A
Tier 1 Leverage ratio	294,207	9.65%	121,892	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$271,806	13.37%	$91,499	4.50%	$142,332	7.00%	$132,166	6.50%
Tier 1 risk-based capital ratio	271,806	13.37%	121,999	6.00%	172,832	8.50%	162,666	8.00%
Total risk-based capital ratio	297,261	14.62%	162,666	8.00%	213,499	10.50%	203,332	10.00%
Tier 1 Leverage ratio	271,806	8.94%	121,623	4.00%	N/A	N/A	152,028	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2022	2021
Assets
Cash and due from banks	$16,988	$7,728
Securities available for sale	17,313	9,919
Investment in subsidiaries	382,286	405,374
Other assets	5,910	5,522
Total assets	$422,497	$428,543

Liabilities
Other liabilities	$512	$768
Total liabilities	512	768

Stockholders' equity
Common stock	16,225	16,878
Additional paid-in capital	128,508	147,619
Retained earnings	292,971	264,824
Accumulated other comprehensive loss	(15,719)	(1,546)
Total stockholders' equity	421,985	427,775
Total liabilities and stockholders' equity	$422,497	$428,543

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2022	2021	2020
(Amounts in thousands)
Cash dividends received from subsidiary bank	$56,250	$53,200	$23,710
Other income	222	8	3
Other operating expense	1,052	1,086	1,446
Income before income taxes and equity in undistributed net income of subsidiaries	55,420	52,122	22,267
Income tax benefit	(224)	(351)	(375)
Income before equity in undistributed net income of subsidiaries	55,644	52,473	22,642
Equity in (dividends in excess) of undistributed net income of subsidiaries	(8,982)	(1,305)	13,284
Net income	$46,662	$51,168	$35,926

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2022	2021	2020
Operating activities
Net income	$46,662	$51,168	$35,926
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	8,442	253	1,047
Net cash provided by operating activities	55,104	51,421	36,973
Investing activities
Purchase of investment securities	(19,372)	—	—
Proceeds from maturities, calls, sales of investment securities	11,807	(9,919)	—
Dividends in excess of undistributed net income of subsidiaries	—	1,305	(13,284)
Net cash provided by investing activities	(7,565)	(8,614)	(13,284)
Financing activities
Proceeds from issuance of common stock	172	—	—
Payments for repurchase of common stock	(21,311)	(28,882)	(21,872)
Payments of common dividends	(18,515)	(18,059)	(17,876)
Net change in other financing activities	1,375	1,773	2,150
	(38,279)	(45,168)	(37,598)
Cash and cash equivalents increase (decrease)	9,260	(2,361)	(13,909)
Cash and cash equivalents at carrying value at beginning of period	7,728	10,089	23,998
Cash and cash equivalents at carrying value at end of period	$16,988	$7,728	$10,089

Note 22. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$25,639	$27,970	$29,722	$30,988
Interest expense	486	423	380	367
Net interest income	25,153	27,547	29,342	30,621
Provision for credit losses	1,961	510	685	3,416
Net interest income after provision	23,192	27,037	28,657	27,205
Noninterest income, excluding net loss on sale of securities	9,194	8,854	9,950	9,184
Noninterest expense	19,986	21,255	21,145	20,730
Income before income taxes	12,400	14,636	17,462	15,659
Income tax expense	2,885	3,423	4,111	3,076
Net income	$9,515	$11,213	$13,351	$12,583

Basic earnings per common share	$0.57	$0.67	$0.82	$0.78
Diluted earnings per common share	0.56	0.67	0.81	0.77
Dividends per common share	0.27	0.27	0.29	0.29

Weighted average basic shares outstanding	16,817,284	16,662,817	16,378,022	16,229,289
Weighted average diluted shares outstanding	16,864,515	16,682,615	16,413,202	16,281,922

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2021
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$27,151	$26,538	$25,789	$25,832
Interest expense	869	724	643	600
Net interest income	26,282	25,814	25,146	25,232
Recovery of credit losses	(4,001)	(2,230)	(1,394)	(846)
Net interest income after provision	30,283	28,044	26,540	26,078
Noninterest income, excluding net loss on sale of securities	7,569	8,797	8,720	9,215
Noninterest expense	18,820	19,361	18,836	21,701
Income before income taxes	19,032	17,480	16,424	13,592
Income tax expense	4,430	4,077	3,816	3,037
Net income	$14,602	$13,403	$12,608	$10,555

Basic earnings per common share	$0.83	$0.77	$0.73	$0.62
Diluted earnings per common share	0.82	0.76	0.73	0.62
Dividends per common share	0.25	0.25	0.27	0.27

Weighted average basic shares outstanding	17,669,937	17,486,182	17,221,244	16,974,005
Weighted average diluted shares outstanding	17,729,185	17,536,144	17,279,576	17,038,980

- Report of Independent Registered Public Accounting Firm -

To the Shareholders and the Board of Directors of First Community Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of First Community Bankshares, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated February 22, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Collectively Evaluated Loans

As described in Notes 1, 4, 5, and 6 to the Company’s financial statements, the Company has a gross loan portfolio of $2.4 billion and related allowance for credit losses of $30.6 million as of December 31, 2022. As described by the Company in Note 1, the Company uses a combination of discounted cash flow and remaining life to estimate expected credit losses. In addition to its own loss experience, the Company also includes peer bank historical loss experience in its assessment of expected credit losses to determine the allowance for credit losses.  The Company utilized call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle.  Management reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics.  Also considered were further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated. For the majority of the segments of collectively evaluated loans, the Company incorporated at least one macroeconomic driver using a statistical regression modeling methodology.

We identified the Company’s estimate of the allowance for credit losses as a critical audit matter. The principal considerations for our determination of the allowance for credit losses as a critical audit matter related to the high degree of subjectivity in the Company’s determination of significant model assumptions, including the determination of macroeconomic data in the reasonable and supportable forecasts. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

●

We obtained an understanding of the Company’s methodology and process for establishing the allowance for credit loss and tested the related design and operating effectiveness of controls, including controls over the application of macroeconomic data used in reasonable and supportable forecasts, review of the relevance and reliability of data utilized in the model, and the determination of any qualitative factor adjustments.

●	We tested the completeness and accuracy of the information input into the model utilized to determine the allowance for credit losses.
●	We tested the computational accuracy of the model utilized to determine the allowance for credit losses.
●

We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current and forecasted economic conditions, trends identified within peer groups, and other risk factors used in development of the qualitative factors.

/s/ Elliott Davis, PLLC

We have served as the Company's auditor since 2022.

Charlotte, North Carolina

February 22, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Community Bankshares, Inc.

Bluefield, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. (the “Company”) as of December 31, 2021, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Notes 1, 4, 5 and 6 to the consolidated financial statements, the Company changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Accounting Standards Codification (ASC) Topic 326 Financial Instruments – Credit Losses.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ FORVIS, LLP (formerly Dixon Hughes Goodman LLP)

We have served as the Company’s auditor from 2006 to 2021.

Charlotte, North Carolina

March 3, 2022

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2022.

Elliott Davis, PLLC, independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2022. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of   December 31, 2022, appears hereafter in Item 8 of this Annual Report on  Form 10-K.

Dated this 22nd day February of  2023.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

- Report of Independent Registered Public Accounting Firm -

To the Stockholders and the Board of Directors of First Community Bankshares, Inc.

Opinion on the Internal Control Over Financial Reporting

We have audited First Community Bankshares, Inc.'s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements of First Community Bankshares, Inc. as of December 31, 2022, and for the year then ended and our report dated February 22, 2023, expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, PLLC

Charlotte, North Carolina

February 22, 2023

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Management's report on the Company's internal control over financial reporting and the attestation report of Elliott Davis, PLLC, the Company's independent registered public accounting firm, on internal control over financial reportings are under the headings “Management's Assessment of Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in Item 8 of this report amd are incorporated in this Item 9A by reference.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on May 23, 2023, (“2023 Annual Meeting”) under the headings “Proposal 1: Election of Directors,” “Director Nominees for the Class of 2026,” “Incumbent Directors,” “Non-Director Named Executive Officers,” and "Other Key Officers," and under the captions “Board Committees,” and “Delinquent Section 16(a) Reports.”

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on March 16, 2022.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting under the caption, “Board Committees,” and under the headings, “Compensation Discussion and Analysis,” “Director Compensation,” and "Pay Ratio Disclosure."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2022:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	220,407	$31.59	944,161
Equity compensation plans not approved by security holders(2)	32,735	$23.58	—
Total	253,142		944,161

(1) Includes the 2022 Omnibus Equity Compensation Plan and 2012 Omnibus Equity Compensation Plan
(2) Includes the 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2022 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting under the caption “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting under the caption “Independence of Directors” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The Independent Registered Public Accounting Firm is Elliott Davis, PLLC (PCAOB Firm ID No.149 ) located in Charlotte, North Carolina.  The information required by this item is incorporated by reference to our Proxy Statement for 2023 Annual Meeting under the heading, "Independent Registered Public Accounting Firm".

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

2.2	Agreement and Plan of Merger between First Community Bankshares, Inc. and Surrey Bancorp, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated and filed November 18, 2022
3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
10.1.2**

Amendment One to the First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1.1 of the Quarterly Report on Form 10-Q for the period ended March 31, 2004, filed on May 7, 2004

10.1.7**	First Community Bankshares Executive Incentive Compensation Plan, incorporated by reference to Exhibit 10.1 of the current Report on Form 8-K filed May 31, 2022
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

10.9.6**	Amendment #5 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.9.6 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022.
10.9.7**	Amendment #6 to the First Community Bankshares, Inc. and Affiliates Executive Retention Plan, incorporated by reference to Exhibit 10.9.7 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022.

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

10.12.3**	Amendment #3 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.12.3 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022.
10.12.4**	Amendment #4 to the First Community Bankshares, Inc Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.12.4 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022.
10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.17**	First Community Bankshares, Inc. 2022 Omnibus Equity Compensation Plan incorporated by reference to Exhibit 99.a of the Definitive Proxy Statement on Form DEF 14A dated April 26, 2022, filed on March 16, 2022.
21*	Subsidiaries of the Registrant
23.1*	Consent of Elliott Davis, LLC Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
23.2*	Consent of FORVIS, LLP former Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021, and 2020; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2022, 2021, and 2020; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, and 2020; and (vi) Notes to Consolidated Financial Statements

104	The cover page of First Community Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of February,2023.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer and Director	February 22, 2023
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	February 22, 2023
David D. Brown

/s/ Gary R. Mills	President and Director	February 22, 2023
Gary R. Mills

/s/ C. William Davis	Director	February 22, 2023
C. William Davis

/s/ Samuel L. Elmore	Director	February 22, 2023
Samuel L. Elmore

/s/ Richard S. Johnson	Director	February 22, 2023
Richard S. Johnson

/s/ Harriet B. Price	Director	February 22, 2023
Harriet B. Price

/s/ M. Adam Sarver	Director	February 22, 2023
M. Adam Sarver

/s/ Beth A. Taylor	Director	February 22, 2023
Beth A. Taylor