Form 10-Q
period 2023-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2023-05-05
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
or

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
☐ Yes ☑ No

As of May 3, 2023, there were 19,234,637 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2023	2022(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$62,309	$63,044
Federal funds sold	28,135	105,636
Interest-bearing deposits in banks	1,941	2,166
Total cash and cash equivalents	92,385	170,846
Debt securities available for sale	308,269	300,349
Loans held for investment, net of unearned income	2,388,897	2,400,197
Allowance for credit losses	(30,789)	(30,556)
Loans held for investment, net	2,358,108	2,369,641
Premises and equipment, net	47,407	47,340
Other real estate owned	481	703
Interest receivable	8,646	9,279
Goodwill	129,565	129,565
Other intangible assets	3,942	4,176
Other assets	102,869	103,673
Total assets	$3,051,672	$3,135,572

Liabilities
Deposits
Noninterest-bearing	$823,297	$872,168
Interest-bearing	1,761,327	1,806,647
Total deposits	2,584,624	2,678,815
Securities sold under agreements to repurchase	1,866	1,874
Interest, taxes, and other liabilities	33,451	32,898
Total liabilities	2,619,941	2,713,587

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 24,495,623 shares issued and 16,243,551 outstanding at March 31, 2023; 23,371,822 shares issued and 16,225,399 outstanding at December 31, 2022	16,243	16,225
Additional paid-in capital	128,666	128,508
Retained earnings	300,047	292,971
Accumulated other comprehensive loss	(13,225)	(15,719)
Total stockholders' equity	431,731	421,985
Total liabilities and stockholders' equity	$3,051,672	$3,135,572

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2023	2022
Interest income
Interest and fees on loans	$27,628	$24,641
Interest on securities -- taxable	1,934	556
Interest on securities -- tax-exempt	165	194
Interest on deposits in banks	462	248
Total interest income	30,189	25,639
Interest expense
Interest on deposits	718	486
Interest on short-term borrowings	59	-
Total interest expense	777	486
Net interest income	29,412	25,153
Provision for credit losses	1,742	1,961
Net interest income after provision for loan losses	27,670	23,192
Noninterest income
Wealth management	1,017	972
Service charges on deposits	3,159	3,498
Other service charges and fees	3,082	3,017
Gain on sale of securities	7	-
Other operating income	1,318	1,707
Total noninterest income	8,583	9,194
Noninterest expense
Salaries and employee benefits	11,595	11,671
Occupancy expense	1,168	1,269
Furniture and equipment expense	1,401	1,614
Service fees	2,019	1,503
Advertising and public relations	643	540
Professional fees	327	453
Amortization of intangibles	234	357
FDIC premiums and assessments	320	218
Merger expenses	379	-
Other operating expense	2,727	2,361
Total noninterest expense	20,813	19,986
Income before income taxes	15,440	12,400
Income tax expense	3,658	2,885
Net income	$11,782	$9,515

Earnings per common share
Basic	$0.73	$0.57
Diluted	0.72	0.56
Weighted average shares outstanding
Basic	16,228,297	16,817,284
Diluted	16,289,489	16,864,515

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2023	2022
(Amounts in thousands)
Net income	$11,782	$9,515
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized losses on debt securities	3,163	(5,896)
Reclassification adjustment for gains recognized in net income	(7)	-
Net unrealized gains on available-for-sale debt securities	3,156	(5,896)
Employee benefit plans:
Net actuarial loss	(33)	(423)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	33	34
Net unrealized losses on employee benefit plans	-	(389)
Other comprehensive income (loss), before tax	3,156	(6,285)
Income tax expense (benefit)	662	(1,319)
Other comprehensive income (loss), net of tax	2,494	(4,966)
Total comprehensive income	$14,276	$4,549

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
March 31, 2023 and 2022

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance January 1, 2022	-	$-	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	-	-	-	-	9,515	-	9,515
Other comprehensive loss	-	-	-	-	-	-	(4,966)	(4,966)
Common dividends declared -- $0.27 per share	-	-	-	-	-	(4,541)	-	(4,541)
Equity-based compensation expense	-	-	25,137	25	147	-	-	172
Common stock options exercised -- 4,536 shares	-	-	4,536	5	98	-	-	103
Issuance of common stock to 401(k) plan -- 6,082 shares	-	-	6,082	6	179	-	-	185
Repurchase of 132,000 common shares at $30.96 per share	-	-	(132,000)	(132)	(3,955)	-	-	(4,087)
Balance March 31, 2022	-	$-	16,781,975	$16,782	$144,088	$269,798	$(6,512)	$424,156

Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Net income	-	-	-	-	-	11,782	-	11,782
Other comprehensive income	-	-	-	-	-	-	2,494	2,494
Common dividends declared -- $0.29 per share	-	-	-	-	-	(4,706)	-	(4,706)
Equity-based compensation expense	-	-	15,732	16	104	-	-	120
Common stock options exercised -- 2,158 shares	-	-	2,158	2	46	-	-	48
Issuance of common stock to 401(k) plan -- 262 shares	-	-	262	-	8	-	-	8
Balance March 31, 2023	-	$-	16,243,551	$16,243	$128,666	$300,047	$(13,225)	$431,731

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2023	2022
Operating activities
Net income	$11,782	$9,515
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	1,742	1,961
Depreciation and amortization of premises and equipment	921	1,108
(Accretion) amortization of premiums (discounts) on investments, net	(523)	100
Amortization of intangible assets	234	357
Accretion on acquired loans	(193)	(866)
Equity-based compensation expense	120	172
Issuance of common stock to 401(k) plan	8	185
(Gain) loss on sale of premises and equipment, net	(2)	(392)
Loss (gain) on sale of other real estate owned	51	(5)
Gain on sale of securities	(7)	-
Decrease (increase) in accrued interest receivable	633	(200)
Decrease (increase) in other operating activities	1,061	(1,497)
Net cash provided by operating activities	15,827	10,438
Investing activities
Proceeds from sale of securities available for sale	17,007	-
Proceeds from maturities, prepayments, and calls of securities available for sale	10,618	4,763
Payments to acquire securities available for sale	(31,859)	(203,170)
Net decrease (increase) in loans	9,695	(78,716)
Purchase of FHLB stock, net	(3,829)	(238)
Proceeds from bank owned life insurance	3,717	-
Proceeds from sale of premises and equipment	4	796
Payments to acquire premises and equipment	(1,012)	(175)
Proceeds from sale of other real estate owned	228	189
Net cash provided (used) by investing activities	4,569	(276,551)
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(48,871)	17,869
(Decrease) increase in interest-bearing deposits, net	(45,320)	35,684
(Repayments) proceeds from securities sold under agreements to repurchase, net	(8)	952
Proceeds from stock options exercised	48	103
Payments for repurchase of common stock	-	(4,087)
Payments of common dividends	(4,706)	(4,541)
Net cash (used) provided by financing activities	(98,857)	45,980
Net (decrease) increase in cash and cash equivalents	(78,461)	(220,133)
Cash and cash equivalents at beginning of period	170,846	677,439
Cash and cash equivalents at end of period	$92,385	$457,306

Supplemental disclosure -- cash flow information
Cash paid for interest	$726	$889
Cash paid for income taxes	-	-

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	57	17
Increase in accumulated other comprehensive income (loss), net of taxes	2,494	(4,966)

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2023. The condensed consolidated balance sheet as of December 31, 2022, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2022 Form 10-K.

Allowance for Credit Losses (“ACL”)

On January 1,  2021, the Company adopted ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” This ASU applies to all financial assets measured at amortized cost and off balance sheet credit exposures, including loans, investment securities, and unfunded commitments.

ACL – Investment Securities

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable.  As of March 31, 2023, the accrued interest receivable for investment securities available for sale was $1.01 million.

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

When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company currently maintains a net book balance threshold of $500,000 for individually-evaluated loans. Generally, individually-evaluated loans are on nonaccrual status. Based on the threshold above, consumer loans will generally remain in pools unless they meet the dollar threshold and foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  March 31, 2023, the accrued interest receivable for loans was $7.64 million.

Effective January 1, 2023, the Company adopted Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  As noted, the allowance for credit losses incorporates an estimate of lifetime expected credit losses and is recorded on each asset upon origination. The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty. The Company uses a probability of default/loss given default model to determine the allowance for credit losses. An assessment of whether a borrower is experiencing financial difficulty is made at the time of a modification.

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification. Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses. Additionally, the Company may allow a loan to go interest only for a specified period of time.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  March 31, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $964 thousand.

Recent Accounting Standards

Standards Adopted in 2023

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. This new accounting topic provided accounting guidance for troubled debt restructuring (TDR) and write-offs, effective January 1, 2023. The amendments eliminated TDR accounting guidance for issuers that adopted ASU 2016-13, created a single loan modification accounting model, and clarified disclosure requirements for loan modifications and write-offs. We adopted this standard, effective January 1, 2023.  The updated guidance had no material impact on our Consolidated Financial Statements.

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

On November 18, 2022, the Company and NC-based Surrey Bancorp ("Surrey"), parent company of Surrey Bank & Trust, jointly announced their entry into an agreement and plan of merger pursuant to which First Community would acquire Surrey and its wholly-owned bank subsidiary, Surrey Bank & Trust.  The Company completed its acquisition of Surrey Bancorp and its subsidiary, Surrey Bank & Trust, on April 21, 2023.  At closing, Surrey had approximately $468 million in assets, $253 million in loans, and $405 million in deposits.

Note 3. Debt Securities

There was no allowance for credit losses for debt securities as of  March 31, 2023; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$-	$(9)	$1,491
U.S. Treasury Notes	174,052	3	(3,369)	170,686
Municipal securities	23,012	25	(80)	22,957
Corporate notes	31,543	-	(1,764)	29,779
Agency mortgage-backed securities	94,780	4	(11,428)	83,356
Total	$324,887	$32	$(16,650)	$308,269

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$—	$(15)	$1,485
U.S. Treasury Notes	161,617	-	(4,353)	157,264
Municipal securities	23,480	21	(192)	23,309
Corporate notes	37,046	—	(2,189)	34,857
Agency mortgage-backed securities	96,480	3	(13,049)	83,434
Total	$320,123	$24	$(19,798)	$300,349

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2023
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$157,230	$154,233
Due after one year but within five years	70,343	68,145
Due after five years but within ten years	2,534	2,535
	230,107	224,913
Agency mortgage-backed securities	94,780	83,356
Total debt securities available for sale	$324,887	$308,269

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,491	$(9)	$-	$-	$1,491	$(9)
U.S. Treasury Notes	54,208	(554)	106,906	(2,815)	161,114	(3,369)
Municipal securities	7,463	(60)	1,169	(20)	8,632	(80)
Corporate notes	2,972	(28)	26,807	(1,736)	29,779	(1,764)
Agency mortgage-backed securities	10,009	(513)	73,212	(10,915)	83,221	(11,428)
Total	$76,143	$(1,164)	$208,094	$(15,486)	$284,237	$(16,650)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,485	$(15)	$—	$—	$1,485	$(15)
U.S. Treasury Notes	157,264	(4,353)	—	—	157,264	(4,353)
Municipal securities	12,347	(192)	—	—	12,347	(192)
Corporate notes	32,368	(2,172)	2,489	(17)	34,857	(2,189)
Agency mortgage-backed securities	64,993	(8,824)	18,305	(4,225)	83,298	(13,049)
Total	$268,457	$(15,556)	$20,794	$(4,242)	$289,251	$(19,798)

There were 100 individual debt securities in an unrealized loss position as of March 31, 2023, and the combined depreciation in value represented 5.40% of the debt securities portfolio. There were 113 individual debt securities in an unrealized loss position as of December 31, 2022, and their combined depreciation in value represented 6.59% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2023, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

A gross realized gain from the sale of available-for-sale debt securities of $7 thousand was recognized for the three months ended March 31, 2023; no gross realized gains and losses were realized for the same period in 2022 .

The carrying amount of securities pledged for various purposes totaled $21.07 million as of March 31, 2023, and $22.43 million as of December 31, 2022.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.25 million as of March 31, 2023, and $1.80 million  as of December 31, 2022. Deferred loan fees, net of loan costs, totaled $3.85 million as of March 31, 2023, and $8.81 million  as of December 31, 2022.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $3.85 million and $8.81 million and unamortized discount related to loans acquired of $8.31 million and $3.80 million for March 31, 2023, and December 31, 2022, respectively.  Accrued interest receivable (AIR) of $7.64 million as of  March 31, 2023, and $7.94 million  as of  December 31, 2022, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	March 31, 2023		December 31, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$115,023	4.81%	$117,174	4.88%
Commercial and industrial	151,293	6.33%	150,428	6.27%
Multi-family residential	148,746	6.23%	148,026	6.17%
Single family non-owner occupied	207,632	8.69%	206,121	8.59%
Non-farm, non-residential	793,229	33.21%	787,703	32.82%
Agricultural	12,042	0.50%	12,032	0.50%
Farmland	12,137	0.51%	11,779	0.49%
Total commercial loans	1,440,102	60.28%	1,433,263	59.72%
Consumer real estate loans
Home equity lines	73,762	3.09%	75,642	3.15%
Single family owner occupied	727,202	30.44%	734,540	30.61%
Owner occupied construction	10,276	0.43%	10,366	0.43%
Total consumer real estate loans	811,240	33.96%	820,548	34.19%
Consumer and other loans
Consumer loans	136,310	5.71%	144,582	6.02%
Other	1,245	0.05%	1,804	0.07%
Total consumer and other loans	137,555	5.76%	146,386	6.09%
Total loans held for investment, net of unearned income	$2,388,897	100.00%	$2,400,197	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	March 31, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$114,002	$323	$698	$-	$-	$115,023
Commercial and industrial	146,749	2,795	1,749	-	-	151,293
Multi-family residential	144,909	3,629	208	-	-	148,746
Single family non-owner occupied	197,731	2,006	7,895	-	-	207,632
Non-farm, non-residential	770,509	10,865	11,855	-	-	793,229
Agricultural	11,896	44	102	-	-	12,042
Farmland	10,257	560	1,320	-	-	12,137
Consumer real estate loans
Home equity lines	71,030	198	2,534	-	-	73,762
Single family owner occupied	700,431	1,875	24,896	-	-	727,202
Owner occupied construction	10,116	-	160	-	-	10,276
Consumer and other loans
Consumer loans	133,417	10	2,883	-	-	136,310
Other	1,245	-	-	-	-	1,245
Total loans	$2,312,292	$22,305	$54,300	$-	$-	$2,388,897

	December 31, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$115,972	$853	$349	$-	$-	$117,174
Commercial and industrial	147,543	920	1,965	-	-	150,428
Multi-family residential	143,859	3,946	221	-	-	148,026
Single family non-owner occupied	195,775	2,303	8,043	-	-	206,121
Non-farm, non-residential	761,154	14,903	11,646	-	-	787,703
Agricultural	11,722	47	263	-	-	12,032
Farmland	9,868	573	1,338	-	-	11,779
Consumer real estate loans
Home equity lines	72,927	288	2,427	-	-	75,642
Single family owner occupied	706,952	1,958	25,630	-	-	734,540
Owner occupied construction	10,204	-	162	-	-	10,366
Consumer and other loans
Consumer loans	141,551	11	3,020	-	-	144,582
Other	1,804	-	-	-	-	1,804
Total loans	$2,319,331	$25,802	$55,064	$-	$-	$2,400,197

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development and other land
Pass	$1,395	$62,109	$36,248	$4,350	$2,742	$5,780	$1,378	$114,002
Special Mention	-	-	-	238	-	85	-	323
Substandard	-	-	225	-	205	268	-	698
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$1,395	$62,109	$36,473	$4,588	$2,947	$6,133	$1,378	$115,023
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$8,914	$64,754	$21,001	$11,423	$6,813	$14,684	$19,160	$146,749
Special Mention	-	1,144	17	15	321	601	697	2,795
Substandard	-	211	163	97	604	674	-	1,749
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$8,914	$66,109	$21,181	$11,535	$7,738	$15,959	$19,857	$151,293
Current period gross write-offs	$-	$-	$59	$-	$32	$-	$-	$91
Multi-family residential
Pass	$463	$44,906	$20,587	$30,849	$3,699	$41,118	$3,287	$144,909
Special Mention	-	-	-	-	-	3,629	-	3,629
Substandard	-	-	-	-	-	208	-	208
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$463	$44,906	$20,587	$30,849	$3,699	$44,955	$3,287	$148,746
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$15,917	$221,536	$147,370	$112,918	$50,646	$210,888	$11,234	$770,509
Special Mention	-	-	1,905	845	-	8,103	12	10,865
Substandard	-	88	1,110	536	3,609	6,317	195	11,855
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$15,917	$221,624	$150,385	$114,299	$54,255	$225,308	$11,441	$793,229
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$1,650	$5,514	$2,911	$885	$295	$183	$458	$11,896
Special Mention	-	-	31	12	-	1	-	44
Substandard	-	-	35	-	46	21	-	102
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$1,650	$5,514	$2,977	$897	$341	$205	$458	$12,042
Current period gross write-offs	$-	$59	$-	$-	$-	$-	$-	$59
Farmland
Pass	$823	$640	$597	$777	$71	$6,662	$687	$10,257
Special Mention	-	-	108	12	-	440	-	560
Substandard	-	-	-	12	-	1,308	-	1,320
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$823	$640	$705	$801	$71	$8,410	$687	$12,137
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$85	$976	$97	$143	$-	$4,288	$65,441	$71,030
Special Mention	-	-	-	-	-	43	155	198
Substandard	-	13	-	27	35	1,134	1,325	2,534
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$85	$989	$97	$170	$35	$5,465	$66,921	$73,762
Current period gross write-offs	$-	$-	$-	$-	$-	$9	$-	$9
Single family Mortgage
Pass	$16,097	$157,381	$233,020	$203,425	$48,065	$239,664	$510	$898,162
Special Mention	-	-	349	90	124	3,318	-	3,881
Substandard	-	455	1,314	866	1,226	28,930	-	32,791
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$16,097	$157,836	$234,683	$204,381	$49,415	$271,912	$510	$934,834
Current period gross write-offs	$-	$-	$31	$-	$-	$58	$-	$89
Owner occupied construction
Pass	$159	$6,979	$2,535	$-	$14	$429	$-	$10,116
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	159	-	1	-	160
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$159	$6,979	$2,535	$159	$14	$430	$-	$10,276
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$10,475	$62,509	$32,019	$13,115	$6,243	$2,555	$7,746	$134,662
Special Mention	-	-	4	-	5	-	1	10
Substandard	28	892	933	459	298	213	60	2,883
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$10,503	$63,401	$32,956	$13,574	$6,546	$2,768	$7,807	$137,555
Current period gross write-offs	$200	$1,031	$802	$136	$78	$14	$38	$2,299

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$55,978	$627,304	$496,385	$377,885	$118,588	$526,251	$109,901	$2,312,292
Special Mention	-	1,144	2,414	1,212	450	16,220	865	22,305
Substandard	28	1,659	3,780	2,156	6,023	39,074	1,580	54,300
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$56,006	$630,107	$502,579	$381,253	$125,061	$581,545	$112,346	$2,388,897
Current period gross write-offs	$200	$1,098	$892	$136	$123	$83	$38	$2,570

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$58,770	$39,995	$4,602	$3,050	$2,485	$5,608	$1,462	$115,972
Special Mention	-	225	-	-	94	534	-	853
Substandard	-	-	267	71	11	-	-	349
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$58,770	$40,220	$4,869	$3,121	$2,590	$6,142	$1,462	$117,174
Commercial and industrial
Pass	$69,678	$23,746	$12,047	$7,729	$9,121	$8,890	$16,332	$147,543
Special Mention	227	20	21	367	185	1	99	920
Substandard	130	112	114	620	192	797	-	1,965
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$70,035	$23,878	$12,182	$8,716	$9,498	$9,688	$16,431	$150,428
Multi-family residential
Pass	$45,261	$20,881	$31,087	$3,733	$1,328	$41,063	$506	$143,859
Special Mention	-	-	-	-	-	3,946	-	3,946
Substandard	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$45,261	$20,881	$31,087	$3,733	$1,328	$45,230	$506	$148,026
Non-farm, non-residential
Pass	$218,595	$145,675	$114,840	$52,575	$35,564	$185,448	$8,457	$761,154
Special Mention	-	1,927	852	1,193	2,708	8,076	147	14,903
Substandard	-	1,267	675	2,509	1,531	5,664	-	11,646
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$218,595	$148,869	$116,367	$56,277	$39,803	$199,188	$8,604	$787,703
Agricultural
Pass	$6,244	$3,225	$1,003	$376	$154	$214	$506	$11,722
Special Mention	-	33	14	-	-	-	-	47
Substandard	124	37	1	66	24	11	-	263
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$6,368	$3,295	$1,018	$442	$178	$225	$506	$12,032
Farmland
Pass	$646	$713	$796	$77	$869	$6,150	$617	$9,868
Special Mention	-	109	-	-	222	242	-	573
Substandard	-	-	12	-	253	1,073	-	1,338
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$646	$822	$808	$77	$1,344	$7,465	$617	$11,779

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$1,960	$198	$241	$-	$24	$7,429	$63,075	$72,927
Special Mention	-	-	-	-	-	117	171	288
Substandard	-	-	27	35	114	1,253	998	2,427
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$1,960	$198	$268	$35	$138	$8,799	$64,244	$75,642
Single family Mortgage
Pass	$157,890	$237,363	$207,480	$48,795	$36,678	$214,148	$373	$902,727
Special Mention	-	376	90	363	262	3,170	-	4,261
Substandard	461	1,196	740	1,217	1,991	28,068	-	33,673
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$158,351	$238,935	$208,310	$50,375	$38,931	$245,386	$373	$940,661
Owner occupied construction
Pass	$6,357	$3,344	$-	$23	$11	$469	$-	$10,204
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	162	-	-	-	-	162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$6,357	$3,344	$162	$23	$11	$469	$-	$10,366
Consumer loans
Pass	$69,579	$37,603	$16,033	$7,640	$2,528	$2,040	$7,932	$143,355
Special Mention	-	5	-	6	-	-	-	11
Substandard	881	1,002	466	416	36	159	60	3,020
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$70,460	$38,610	$16,499	$8,062	$2,564	$2,199	$7,992	$146,386

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$634,980	$512,743	$388,129	$123,998	$88,762	$471,459	$99,260	$2,319,331
Special Mention	227	2,695	977	1,929	3,471	16,086	417	25,802
Substandard	1,596	3,614	2,464	4,934	4,152	37,246	1,058	55,064
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$636,803	$519,052	$391,570	$130,861	$96,385	$524,791	$100,735	$2,400,197

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2023			December 31, 2022
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$425	$-	$425	$31	$-	$31
Commercial and industrial	502	-	502	438	-	438
Multi-family residential	208	-	208	220	-	220
Single family non-owner occupied	942	-	942	984	-	984
Non-farm, non-residential	1,524	-	1,524	1,771	-	1,771
Agricultural	7	-	7	9	-	9
Farmland	133	-	133	133	-	133
Consumer real estate loans
Home equity lines	612	-	612	400	-	400
Single family owner occupied	8,303	586	8,889	8,228	589	8,817
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	2,315	-	2,315	2,405	-	2,405
Total nonaccrual loans	$14,971	$586	$15,557	$14,619	$589	$15,208

During the first quarter of 2023, no nonaccrual loan interest was recognized compared to $4 thousand for the same period of 2022.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	March 31, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$173	$17	$418	$608	$114,415	$115,023	$-
Commercial and industrial	422	112	332	866	150,427	151,293	-
Multi-family residential	133	-	-	133	148,613	148,746	-
Single family non-owner occupied	1,169	169	120	1,458	206,174	207,632	-
Non-farm, non-residential	218	48	351	617	792,612	793,229	-
Agricultural	34	-	7	41	12,001	12,042	-
Farmland	-	-	133	133	12,004	12,137	-
Consumer real estate loans
Home equity lines	782	120	487	1,389	72,373	73,762	-
Single family owner occupied	5,172	2,603	2,222	9,997	717,205	727,202	-
Owner occupied construction	-	-	-	-	10,276	10,276	-
Consumer and other loans
Consumer loans	3,822	985	989	5,796	130,514	136,310	-
Other	-	-	-	-	1,245	1,245	-
Total loans	$11,925	$4,054	$5,059	$21,038	$2,367,859	$2,388,897	$-

	December 31, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$393	$8	$23	$424	$116,750	$117,174	$-
Commercial and industrial	756	129	217	1,102	149,326	150,428	-
Multi-family residential	-	-	83	83	147,943	148,026	-
Single family non-owner occupied	990	122	299	1,411	204,710	206,121	-
Non-farm, non-residential	646	52	548	1,246	786,457	787,703	-
Agricultural	36	135	9	180	11,852	12,032	-
Farmland	-	-	133	133	11,646	11,779	-
Consumer real estate loans
Home equity lines	519	115	262	896	74,746	75,642	-
Single family owner occupied	5,951	2,322	3,166	11,439	723,101	734,540	-
Owner occupied construction	-	-	-	-	10,366	10,366	-
Consumer and other loans
Consumer loans	4,282	1,960	1,459	7,701	136,881	144,582	-
Other	-	-	-	-	1,804	1,804	-
Total loans	$13,573	$4,843	$6,199	$24,615	$2,375,582	$2,400,197	$-

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

	March 31, 2023			December 31, 2022
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	586	574	97.99%	589	574	97.45%
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$586	$574	97.99%	$589	$574	97.45%

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty.  Effective, January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminated TDR accounting guidance for issuers that adopted ASU 2016-13, created a single loan modification accounting model, and clarified disclosure requirements for loan modifications and write-offs.  Presented below are the amortized cost basis and percentage of loan class for loan modifications made to borrowers experiencing financial difficulty by loan class, concession type, and financial effect as of the date indicated:

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	March 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$410	0.056%	Deferred $6 thousand in principal to maturity
Total	$410

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	March 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$9	0.007%	Extended term from 60 to 84 months
Total	$9

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	March 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$10	0.001%	Reduced amortized cost basis by $13 thousand
Total	$10

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  As of  March 31, 2023, there were no modified loans (or portions of a loan) deemed uncollectible.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last three months:

	March 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Single family owner occupied	$420	$-	$-
Consumer	9	-	-
Total	$429	$-	$-

Prior to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures below is the presentation of loans modified as TDRs, by loan class and accrual status, as of the date indicated:

	December 31, 2022
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$-	$374	$374
Single family non-owner occupied	142	838	980
Non-farm, non-residential	-	747	747
Consumer real estate loans
Home equity lines	-	55	55
Single family owner occupied	1,182	5,073	6,255
Owner occupied construction	-	-	-
Consumer and other loans
Consumer loans	-	25	25
Total TDRs	$1,324	$7,112	$8,436

Allowance for credit losses related to TDRs			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

Three Months Ended March 31,
2022
(Amounts in thousands)
Interest income recognized	$105

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended March 31,
	2022
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$32
Total below market interest rate	1	$31	$32
Total	1	$31	$32

(1)	Represents the loan balance immediately following modification

As of   March 31, 2022, there was one payment in default in the amount of $41 thousand for troubled debt restructured loans.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2023	December 31, 2022
(Amounts in thousands)
OREO	$481	$703

OREO secured by residential real estate	$249	$407
Residential real estate loans in the foreclosure process(1)	$1,850	$1,474

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended March 31, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Provision for credit losses:
Provision for credit losses - loans	37	103	1,834	1,974
(Recovery of) provision for credit losses - loan commitments	(232)	(6)	6	(232)
Total provision for credit losses - loans and loan commitments	(195)	97	1,840	1,742
Charge-offs	(173)	(98)	(2,299)	(2,570)
Recoveries	192	59	578	829
Net recoveries (charge-offs)	19	(39)	(1,721)	(1,741)
Allowance for credit losses - loans	17,269	8,995	4,525	30,789
Allowance for credit losses - loan commitments	786	150	28	964
Ending balance	$18,055	$9,145	$4,553	$31,753

	Three Months Ended March 31, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$14,775	$9,972	$3,111	$27,858
Allowance for credit losses - loan commitments	576	88	14	678
Total allowance for credit losses beginning of year	15,351	10,060	3,125	28,536
Provision for credit losses:
Provision for credit losses - loans	1,108	(241)	1,094	1,961
(Recovery of) provision for credit losses - loan commitments	87	6	5	98
Total provision for credit losses - loans and loan commitments	1,195	(235)	1,099	2,059
Charge-offs	(257)	(6)	(1,039)	(1,302)
Recoveries	270	39	155	464
Net (charge-offs) recoveries	13	33	(884)	(838)
Allowance for credit losses - loans	15,896	9,764	3,321	28,981
Allowance for credit losses - loan commitments	663	94	19	776
Ending balance	$16,559	$9,858	$3,340	$29,757

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2023	December 31, 2022
(Amounts in thousands)
Noninterest-bearing demand deposits	$823,297	$872,168
Interest-bearing deposits:
Interest-bearing demand deposits	661,595	679,609
Money market accounts	279,139	264,734
Savings deposits	558,782	578,974
Certificates of deposit	165,709	180,008
Individual retirement accounts	96,102	103,322
Total interest-bearing deposits	1,761,327	1,806,647
Total deposits	$2,584,624	$2,678,815

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

The Company’s current operating leases relate to one existing bank branch and one operating lease acquired in a prior bank acquisition.  The acquired operating lease was for vacant land and will terminate in July of 2029.  The Company’s ROU asset was $625 thousand as of March 31, 2023 compared to $648 thousand as of December 31, 2022. The operating lease liability as of March 31, 2023, was $647 thousand compared to $670 thousand as of December 31, 2022. The Company’s total operating leases have remaining terms of  2 - 6  years; compared with 2 months to 6.5 years  as of December 31, 2022. The March 31, 2023 weighted average discount rate of 3.28% did not change from December 31, 2022.

Future minimum lease payments as of the dates indicated are as follows:

Year	March 31, 2023
(Amounts in thousands)
2024	$119
2025	113
2026	101
2027	101
2028 and thereafter	235
Total lease payments	669
Less: Interest	(22)
Present value of lease liabilities	$647

Year	December 31, 2022
(Amounts in thousands)
2023	$119
2024	117
2025	101
2026	101
2027 and thereafter	261
Total lease payments	699
Less: Interest	(29)
Present value of lease liabilities	$670

Note 9. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,866	0.06%	$1,874	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of March 31, 2023, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $393.69 million, net of FHLB letters of credit of $118.94 million, as of March 31, 2023. As of March 31, 2023, the Company maintains $731.49 million in qualifying loans to secure the FHLB borrowing capacity.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2023.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivative were recognized in earnings each period.  On July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2023			December 31, 2022
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,877	$150	$-	$3,983	$199	$-
Total derivatives	$3,877	$150	$-	$3,983	$199	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2023	2022	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(20)	$25	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	-	51	Interest and fees on loans
Total derivative (income) expense	$(20)	$76

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

	Three Months Ended March 31,
	2023	2022	Income Statement Location
(Amounts in thousands)
Service cost	$-	$-	Salaries and employee benefits
Interest cost	82	83	Other expense
Amortization of prior service cost	-	-	Other expense
Amortization of losses	33	34	Other expense
Net periodic cost	$115	$117

Note 12. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2023	2022
(Amounts in thousands, except share and per share data)
Net income	$11,782	$9,515

Weighted average common shares outstanding, basic	16,228,297	16,817,284
Dilutive effect of potential common shares
Stock options	16,405	17,814
Unvested stock awards	44,787	29,417
Total dilutive effect of potential common shares	61,192	47,231
Weighted average common shares outstanding, diluted	16,289,489	16,864,515

Basic earnings per common share	$0.73	$0.57
Diluted earnings per common share	0.72	0.56

Antidilutive potential common shares
Stock options	131,198	131,198
Total potential antidilutive shares	131,198	131,198

Note 13. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2023
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	2,499	(26)	2,473
Reclassified from AOCI	(5)	26	21
Other comprehensive income, net	2,494	-	2,494
Ending balance	$(13,127)	$(98)	$(13,225)

	Three Months Ended March 31, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$15	$(1,561)	$(1,546)
Other comprehensive loss before reclassifications	(4,658)	(335)	(4,993)
Reclassified from AOCI	-	27	27
Other comprehensive loss, net	(4,658)	(308)	(4,966)
Ending balance	$(4,643)	$(1,869)	$(6,512)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2023	2022	Line Item Affected
Available-for-sale securities
Gain recognized	$(7)	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	(7)	-	Income before income taxes
Income tax expense	(2)	-	Income tax expense
Reclassified out of AOCI, net of tax	(5)	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$-	Salaries and employee benefits
Amortization of net actuarial benefit cost	33	34	Salaries and employee benefits
Reclassified out of AOCI, before tax	33	34	Income before income taxes
Income tax expense	7	7	Income tax expense
Reclassified out of AOCI, net of tax	26	27	Net income
Total reclassified out of AOCI, net of tax	$21	$27	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,491	$-	$1,491	$-
U.S. Treasury Notes	170,686	-	170,686	-
Municipal securities	22,957	-	22,957	-
Corporate Notes	29,779		29,779
Agency mortgage-backed securities	83,356	-	83,356	-
Total available-for-sale debt securities	308,269	-	308,269	-
Equity securities	55	-	55	-
Fair value loans	3,727	-	-	3,727
Derivative assets	150	-	150	-
Deferred compensation assets	5,658	5,658	-	-
Deferred compensation liabilities	5,658	5,658	-	-

	December 31, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,485	$-	$1,485	$-
U.S. Treasury Notes	157,264	-	157,264	-
Municipal securities	23,309	-	23,309	-
Corporate notes	34,857	-	34,857	-
Agency mortgage-backed securities	83,434	-	83,434	-
Total available-for-sale debt securities	300,349	-	300,349	-
Equity securities	55	-	55	-
Fair value loans	3,784	-	-	3,784
Derivative assets	199	-	199	-
Deferred compensation assets	5,142	5,142	-	-
Deferred compensation liabilities	5,142	5,142	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$574	$-	$-	$574
OREO	$481	$-	$-	$481

	December 31, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$574	$-	$-	$574
OREO	703	-	-	703

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	March 31, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	2% (2%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (77%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	3% (3%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (69%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$92,385	$92,385	$92,385	$-	$-
Debt securities available for sale	308,269	308,269	-	308,269	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,358,108	2,215,745	-	-	2,215,745
Derivative financial assets	150	150	-	150	-
Interest receivable	8,646	8,646	-	8,646	-
Deferred compensation assets	5,658	5,658	5,658	-	-

Liabilities
Time deposits	261,811	259,870	-	259,870	-
Securities sold under agreements to repurchase	1,866	1,866	-	1,866	-
Interest payable	211	211	-	211	-
Deferred compensation liabilities	5,658	5,658	5,658	-	-

	December 31, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$170,846	$170,846	$170,846	$-	$-
Debt securities available for sale	300,349	300,349	-	300,349	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,369,641	2,215,243	-	-	2,215,243
Interest receivable	9,279	9,279	-	9,279	-
Deferred compensation assets	5,142	5,142	5,142	-	-
Derivative assets	199	199	-	199	-

Liabilities
Time deposits	283,330	281,744	-	281,744	-
Securities sold under agreements to repurchase	1,874	1,874	-	1,874	-
Interest payable	159	159	-	159	-
Deferred compensation liabilities	5,142	5,142	5,142	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2023	December 31, 2022
(Amounts in thousands)
Commitments to extend credit	$259,156	$278,926
Standby letters of credit and financial guarantees(1)	121,701	119,681
Total off-balance sheet risk	$380,857	$398,607

(1)	Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2023, the Bank operated 48 branches in Virginia, West Virginia, North Carolina and Tennessee. As of March 31, 2023, full-time equivalent employees, calculated using the number of hours worked, totaled 626. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2023, the Trust Division and FCWM managed and administered $1.34 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2023, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2022 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2023, and financial condition as of March 31, 2023, include the following:

●

Net income of $11.78 million for the quarter was an approximate 24% increase, or $2.27 million, compared to $9.52 million recorded in the same quarter of 2022. The increase is primarily attributable to an increase in net interest income of $4.26 million. The increase in net interest income was offset by an increase in noninterest expense of $827 thousand and a decrease in noninterest income of $611 thousand.

●	Annualized return on average assets was 1.55% for the first quarter of 2023 and 1.20% for the same quarter of 2022. Annualized return on average common equity was 11.15% for the first quarter of 2023 and 8.98% for the same quarter of 2022.
●	Net interest margin for the first quarter was 4.35%, which was an 80 basis point increase from 3.55% reported for the same quarter of 2022. The yield on earning assets increased 85 basis points, primarily driven by increased earnings on loans and securities.
●	The cost of interest-bearing deposits increased 6 basis points to 0.16%, primarily driven by an increase in the interest expense associated with savings and money market deposit accounts.
●	Interest and fees on loans increased $2.99 million from the same quarter of 2022 and is attributable to both an increase in yield and an increase in average balance compared to the yield and average balance of the prior year. Interest income from securities of $2.10 million was an increase of $1.35 million over the first quarter of 2022 primarily attributable to an increase in the portfolio. Interest income on deposits in banks also increased $214 thousand to $462 thousand for the first quarter primarily due to a significant increase in overnight rates as compared to the first quarter of 2022.
●	The net provision for credit losses of $1.74 million for the quarter was a decrease of $219 thousand compared to $1.96 million recorded in the same quarter of 2022. This quarter’s provision was a function of a $1.97 million provision for credit losses and a reduction in the allowance for unfunded commitments of $232 thousand.
●	The Company’s loan portfolio decreased by $11.3 million, or 0.47%, from year-end 2022, with the largest decreases in the consumer non-real estate loan type.
●	The Company did not repurchase any common shares during the first quarter of 2023. Share repurchases had been stopped due to regulatory restrictions in connection with the now completed acquisition of Surrey Bancorp.
●	Non-performing loans to total loans remained low at 0.65% of total loans and continues the declining trend experienced over the past four quarters. The Company experienced net charge-offs for the first quarter of 2023 of $1.74 million, or 0.29% of annualized average loans, compared to net charge-offs of $838 thousand, or 0.15% of annualized average loans, for the same period in 2022.
●	The allowance for credit losses to total loans was 1.29% at March 31, 2023.
●	Book value per share at March 31, 2023, was $26.58, an increase of $0.57 from year-end 2022.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
(Amounts in thousands, except per	March 31,		Increase
share data)	2023	2022	(Decrease)	% Change

Net income	$11,782	$9,515	$2,267	23.83%

Basic earnings per common share	0.73	0.57	0.16	28.07%
Diluted earnings per common share	0.72	0.56	0.16	28.57%

Return on average assets	1.55%	1.20%	0.35%	29.17%
Return on average common equity	11.15%	8.98%	2.17%	24.16%

Three-Month Comparison.

Net income increased $2.27 million in the first quarter of 2023 largely attributable to an increase in net interest income of $4.26 million. Net interest income totaled $29.41 million for the first three months of 2023 compared to $25.15 million for the same period of 2022.  The increase in net interest income was offset by an increase in noninterest expense of $827 thousand and a decrease in noninterest income of $611 thousand.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,393,759	$27,698	4.69%	$2,200,003	$24,698	4.55%
Securities available for sale	316,734	2,140	2.74%	140,975	800	2.30%
Interest-bearing deposits	40,993	465	4.60%	544,718	249	0.19%
Total earning assets	2,751,486	30,303	4.47%	2,885,696	25,747	3.62%
Other assets	322,789			328,212
Total assets	$3,074,275			$3,213,908

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$666,447	$26	0.02%	$679,211	$28	0.02%
Savings deposits	827,414	484	0.24%	881,295	66	0.03%
Time deposits	271,214	208	0.31%	346,902	392	0.46%
Total interest-bearing deposits	1,765,075	718	0.16%	1,907,408	486	0.10%
Borrowings
Retail repurchase agreements	2,086	1	0.06%	-	-	-
Federal funds purchased	4,719	58	5.07%	1,993	-	N/M
Total borrowings	6,805	59	0.07%	1,993	-	N/M
Total interest-bearing liabilities	1,771,880	777	0.18%	1,909,401	486	0.10%
Noninterest-bearing demand deposits	838,041			835,921
Other liabilities	35,669			38,956
Total liabilities	2,645,590			2,784,278
Stockholders' equity	428,685			429,630
Total liabilities and stockholders' equity	$3,074,275			$3,213,908
Net interest income, FTE(1)		$29,526			$25,261
Net interest rate spread			4.29%			3.52%
Net interest margin, FTE(1)			4.35%			3.55%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $193 thousand and $866 thousand for the three months ended March 31, 2023 and 2022, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2023 Compared to 2022
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$8,822	$3,074	$(8,896)	$3,000
Securities available-for-sale	4,045	618	(3,323)	1,340
Interest-bearing deposits with other banks	(934)	24,049	(22,899)	216
Total interest earning assets	11,933	27,741	(35,118)	4,556

Interest paid on
Demand deposits	(2)	(6)	6	(2)
Savings deposits	(16)	1,823	(1,389)	418
Time deposits	(347)	(511)	674	(184)
Federal funds purchased	-	-	58	58
Retail repurchase agreements	-	8	(7)	1
Wholesale repurchase agreements	-	-	-	-
FHLB advances and other borrowings	-	-	-	-
Total interest-bearing liabilities	(365)	1,314	(658)	291

Change in net interest income(1)	$12,298	$26,427	$(34,460)	$4,265

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 77.41% of total net interest and noninterest income in the first quarter of 2023 compared to 73.23% in the same quarter of 2022. Net interest income on a GAAP basis increased $4.26 million, or 16.93%, compared to an increase of $4.27 million, or 16.88%, on a FTE basis. The net interest margin on a FTE basis increased 80 basis points and the net interest spread on a FTE basis increased 77 basis points. The increase was primarily driven by increases in both average balances and rates for loans and securities available for sale.  The average balance for loans increased $193.76 million, while the yield increased 14 basis points resulting in a tax effected increase in interest on loans of $3.00 million compared to 2022.  The average balance for securities available for sale increased $175.76 million and the yield increased 44 basis points resulting in a tax effected increase to interest on securities available for sale of $1.34 million compared to 2022.

Average earning assets decreased $134.21 million, or 4.65%, primarily due to a decrease in interest-bearing deposits with banks of $503.73 million, or 92.47%.  This decrease was offset by an increase in average loans and average securities available for sale as noted above.  The yield on earning assets increased 85 basis points, or 23.48%, primarily due to significant increase in rates as compared to the same period of 2022. The average loan to deposit ratio increased to 91.96% from 80.19% in the same quarter of 2022. Non-cash accretion income decreased $673 thousand, or 77.71% to $193 thousand.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $137.52 million, or 7.20%, primarily due to a decrease in deposits. Time deposits decreased $75.69 million, or 21.82%, savings deposits decreased $53.88 million or 6.11%, and interest-bearing demand decreased $12.76 million, or 1.88%.  Total deposits divested in the Emporia Branch Sale to Benchmark in the third quarter of 2022 totaled $61.05 million.  The divested deposits were composed of $18.38 million in demand, $28.46 million in interest-bearing demand, $11.52 million in savings, and $2.69 million in time deposits.  The divested deposits account for a large portion of the decreases in average interest-bearing demand and average savings deposits.  The yield on interest-bearing liabilities increased 8 basis points and is primarily due to rate increases throughout 2022 and the first quarter of 2023.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $219 thousand, in the first quarter of 2023 compared to the same quarter of 2022. Provision for credit losses for loans of $1.97 million was recorded in the first quarter of 2023 compared to the provision of $1.96 million recorded in the same period of 2022.   A recovery of provision for loan commitments of $232 thousand was recorded in the first quarter of 2023 compared to a provision of $97 thousand for the same period of 2022.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2023	2022	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,017	$972	$45	4.63%
Service charges on deposits	3,159	3,498	(339)	-9.69%
Other service charges and fees	3,082	3,017	65	2.15%
Gain on sale of securities	7	-	7	-
Other operating income	1,318	1,707	(389)	-22.79%
Total noninterest income	$8,583	$9,194	$(611)	-6.65%

Three-Month Comparison. Noninterest income comprised 22.59% of total net interest and noninterest income in the first quarter of 2023 compared to 26.77% in the same quarter of 2022. Noninterest income decreased $611 thousand or 6.65%.  The decrease is primarily driven by a $394 thousand gain for the sale of bank-owned property reported in other operating income in the first quarter of 2022.  In addition, service charges on deposits decreased $339 thousand for the quarter compared to the same period of 2022.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2023	2022	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$11,595	$11,671	$(76)	-0.65%
Occupancy expense	1,168	1,269	(101)	-7.96%
Furniture and equipment expense	1,401	1,614	(213)	-13.20%
Service fees	2,019	1,503	516	34.33%
Advertising and public relations	643	540	103	19.07%
Professional fees	327	453	(126)	-27.81%
Amortization of intangibles	234	357	(123)	-34.45%
FDIC premiums and assessments	320	218	102	46.79%
Merger expense	379	-	379	-
Other operating expense	2,727	2,361	366	15.50%
Total noninterest expense	$20,813	$19,986	$827	4.14%

Three-Month Comparison. Noninterest expense increased $827 thousand, or 4.14%, in the first quarter of 2023 compared to the same quarter of 2022. Service fees increased $516 thousand primarily driven by core processing expenses.  In addition, the Company recorded merger expenses of $379 thousand related to the Surrey Bancorp acquisition.

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

Three-Month Comparison. Income tax expense increased $773 thousand, or 26.79% and was primarily due to the increase in pre-tax income.  The effective tax rate increased to 23.69% in the first quarter of 2023 from 23.27% in the same quarter of 2022.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2023	2022
(Amounts in thousands)
Net interest income, GAAP	$29,412	$25,153
FTE adjustment(1)	114	108
Net interest income, FTE	29,526	25,261

Net interest margin, GAAP	4.33%	3.53%
FTE adjustment(1)	0.02%	0.02%
Net interest margin, FTE	4.35%	3.55%

(1) FTE basis of 21%.

Financial Condition

Total assets as of March 31, 2023, decreased $84.43 million, or 2.69%, from December 31, 2022. The decrease in assets was primarily driven by a decrease in overnight funds of $77.50 million, or 73.37%.  Additionally, loans decreased $11.30 million, or 0.47%.  The decrease in overnight funds and loans was offset by an increase in available-for-sale debt securities of $7.92 million, or 2.64%.  Total liabilities decreased $94.17 million, or 3.47%, as of March 31, 2023, from December 31, 2022.

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

Available-for-sale debt securities as of March 31, 2023, increased $7.92 million, or 2.64%, compared to December 31, 2022.  The increase is due to the purchase of $31.86 million in securities comprised of U. S. Treasury Notes.  The purchases were offset by $10.62 million in maturities, prepayments, and calls, as well as the sale of $17.0 million in U.S. Treasury Notes.  The market value of debt securities available for sale as a percentage of amortized cost was 94.89% as of March 31, 2023, compared to 93.82% as of December 31, 2022.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of March 31, 2023 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2023		December 31, 2022		March 31, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$115,023	4.81%	$117,174	4.88%	$77,460	3.45%
Commercial and industrial	151,293	6.33%	150,428	6.27%	152,885	6.81%
Multi-family residential	148,746	6.23%	148,026	6.17%	115,269	5.14%
Single family non-owner occupied	207,632	8.69%	206,121	8.59%	198,282	8.83%
Non-farm, non-residential	793,229	33.21%	787,703	32.82%	728,142	32.44%
Agricultural	12,042	0.50%	12,032	0.50%	9,496	0.42%
Farmland	12,137	0.51%	11,779	0.49%	14,313	0.64%
Total commercial loans	1,440,102	60.28%	1,433,263	59.72%	1,295,847	57.73%
Consumer real estate loans
Home equity lines	73,762	3.09%	75,642	3.15%	79,461	3.54%
Single family owner occupied	727,202	30.44%	734,540	30.61%	705,070	31.43%
Owner occupied construction	10,276	0.43%	10,366	0.43%	19,858	0.88%
Total consumer real estate loans	811,240	33.96%	820,548	34.19%	804,389	35.85%
Consumer and other loans
Consumer loans	136,310	5.71%	144,582	6.02%	139,280	6.21%
Other	1,245	0.05%	1,804	0.07%	4,780	0.21%
Total consumer and other loans	137,555	5.76%	146,386	6.09%	144,060	6.42%
Total loans held for investment, net of unearned income	2,388,897	100.00%	2,400,197	100.00%	2,244,296	100.00%
Less: allowance for credit losses	30,789		30,556		28,981
Total loans held for investment, net of unearned income and allowance	$2,358,108		$2,369,641		$2,215,315

Total loans as of March 31, 2023, decreased $11.30 million, or 0.47%, compared to December 31, 2022, with decreases occurring in the both the consumer real estate and the consumer and other loan segments.  The largest decrease, $9.31 million, or 1.13%, occurred in the consumer real estate loan segment.   The decrease was primarily due to a decrease in single family owner occupied of $7.34 million, or 1.00%.  Consumer and other loans decreased $8.83 million, or 6.03% from year-end 2022.  Commercial loans increased $6.84, or .48% million from year-end 2022.  The increase was largely due to an increase in the non-farm, non-residential segment of $5.53 million, or .70%.

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

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, and modified loans past due 90 days or more, and OREO. Prior to the adoption of ASU 2022-02, unseasoned troubled debt restructurings ("TDRs") were included in nonperforming assets.  Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2023	December 31, 2022	March 31, 2022
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$15,557	$15,208	$20,487
Accruing loans past due 90 days or more	23	142	-
Modified loans past due 90 days or more (1)	-	-	-
TDRs'(2)(3)	-	1,346	1,141
Total nonperforming loans	15,580	16,696	21,628
OREO	481	703	848
Total nonperforming assets	$16,061	$17,399	$22,476

Additional Information
Total modified loans (1)	$429	$-	$-
Total Accruing TDRs (3)	$-	$7,112	$8,782

Asset Quality Ratios:
Nonperforming loans to total loans	0.65%	0.70%	0.96%
Nonperforming assets to total assets	0.53%	0.55%	0.69%
Allowance for credit losses to nonperforming loans	197.62%	183.01%	134.00%
Allowance for credit losses to total loans	1.29%	1.27%	1.29%

(1)	ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU adopted effective January 1, 2023.
(2)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.22 million and $1.73 million for the periods ended  December 31, 2022, and March 31, 2022, respectively.  They are included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

(3)

Total accruing TDRs exclude nonaccrual TDRs of $1.32 million and $2.23 million for the periods ended  December 31, 2022, and March 31, 2022, respectively.  They are included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

Nonperforming assets as of March 31, 2023, decreased $1.34 million, or 7.69%, from December 31, 2022, with the largest decrease due to nonaccrual TDRs of $1.35 million reported in December 31, 2022.  The adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023, eliminated the accounting guidance for troubled debt restructurings by creditors as provided in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  Therefore, the guidance applied prior to January 1, 2023, is no longer applicable.  OREO decreased $222 thousand, or 31.58% and accruing loans past due 90 days or more decreased $119 thousand, or 83.80% from year-end.  Nonaccrual loans increased $349 thousand, or 2.29%.  As of March 31, 2023, nonaccrual loans were largely attributed to single family owner occupied (55.46%), consumer loans (15.46%), and non-farm, non-residential (10.18%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $26.66 million as of March 31, 2023, a decrease of $3.02 million, or 10.18%, compared to $29.68 million as of December 31, 2022. Delinquent loans as a percent of total loans totaled 1.12% as of March 31, 2023, which includes past due loans (0.46%) and nonaccrual loans (0.66%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. As noted above, ASU 2022-02, eliminated and replaced the accounting guidance for borrowers experiencing financial difficulties previously applied under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, discloses loans for borrowers experiencing financial difficulty as modified loans.  Total loans modified as of March 31, 2023, were $429 thousand.  As of March 31, 2023, the payment status of these loans were all current.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $222 thousand, or 31.58%, as of March 31, 2023, compared to December 31, 2022, and consisted of 7 properties with an average holding period of approximately 10 months. The net loss on the sale of OREO totaled $51 thousand for the three months ended March 31, 2023, compared to a net gain of $5 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2023	2022
(Amounts in thousands)
Beginning balance	$703	$1,015
Additions	57	17
Disposals	(279)	(184)
Valuation adjustments	-	-
Ending balance	$481	$848

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method.  As of March 31, 2023, the balance of the ACL for loans was $30.79 million, or 1.29% of total loans. The ACL at March 31, 2023, decreased $233 thousand from the balance of $30.56 million recorded at December 31, 2022. This decrease included a $1.97 million provision offset by net charge-offs for the three months of $1.74 million.

At March 31, 2023, the Company also had an allowance for unfunded commitments of $964 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first three months of 2023, the Company recorded a recovery for credit losses on unfunded commitments of $232 thousand compared to a provision of $97 thousand  recorded in the same period of 2022.

Deposits

Total deposits as of March 31, 2023, decreased $94.19 million, or 3.52%, compared to December 31, 2022.  The decrease was largely attributable to a decrease in demand of $48.87 million, or 5.60%, time deposits of $21.52 million, or 7.60%, and interest-bearing demand of $18.01 million, or 2.65%.

Borrowings

Total borrowings in the form of retail repurchase agreements as of March 31, 2023, decreased $8 thousand, or 0.43%, compared to December 31, 2022.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2023, the Company’s cash reserves and short-term investment securities totaled $18.72 million and $18.43 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2023, our unencumbered cash totaled $92.39 million, unused borrowing capacity from the FHLB totaled $393.69 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $287.20 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2023, increased $9.75 million, or 2.31%, to $431.73 million from $421.99 million as of December 31, 2022. The change in stockholders’ equity was largely due to net income of $11.78 million and by other comprehensive income of $2.49 million.  The increases were offset by dividends declared on our common stock of $4.71 million.  The Company did not repurchase any common shares during the first quarter of 2023. Share repurchases have been curtailed due to the acquisition of Surrey Bancorp. The Company anticipates beginning to repurchase shares as soon as possible. In accordance with current regulatory guidelines, accumulated other comprehensive income/(loss) is largely excluded from stockholders’ equity in the calculation of our capital ratios. Our book value per common share increased $0.57, or 2.19%, to $26.58 as of March 31, 2023, from $26.01 as of December 31, 2022.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2022 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2023		December 31, 2022
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.85%	11.72%	13.37%	11.69%
Tier 1 risk-based capital ratio	13.85%	11.72%	13.37%	11.69%
Total risk-based capital ratio	15.10%	12.97%	14.62%	12.94%
Tier 1 leverage ratio	10.65%	9.01%	10.17%	8.79%

Our risk-based capital ratios as of March 31, 2023, increased from December 31, 2022, primarily due to a decrease in our risk-weighted assets. The decrease in risk-weighted assets was primarily due to the decrease in total loans from year-end 2022.  As of March 31, 2023, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2023.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2023	December 31, 2022
(Amounts in thousands)
Commitments to extend credit	$259,156	$278,926
Standby letters of credit and financial guarantees (1)	121,701	119,681
Total off-balance sheet risk	$380,857	$398,607

(1)	Includes FHLB letters of credit

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

As of March 31, 2023, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 475 to 500 basis points.   In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	March 31, 2023		December 31, 2022
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$(1,166)	(1.0)%	$214	0.2%
100	(702)	(0.6)%	79	0.6%
(100)	(3,642)	(3.0)%	(5,644)	-4.5%
(200)	(9,641)	(7.9)%	(12,849)	-10.4%

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

We discontinued originating LIBOR-based variable rate loans in 2018 and began negotiating these types of loans using the U.S. Treasury rate.  There continues to be substantial uncertainty as to the ultimate effects of the LIBOR transition. Since SOFR rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR, which may lead to increased volatility as compared to LIBOR. The transition has impacted our market risk profiles and required changes to our risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations   In anticipation of the potential discontinuance of the London Interbank Offered Rate (LIBOR) in 2023, the Company has developed a LIBOR transition plan.

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2022, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2022 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

We did not repurchases any shares of our common stock during the first quarter of 2023 compared to 132,000 shares purchased during the same quarter of 2022.  Share repurchases have been curtailed due to the acquisition of Surrey Bancorp.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

January 1-31, 2023	-	$-	-	744,497
February 1-28, 2023	-	-	-	744,497
March 1-31, 2023	-	-	-	744,497
Total	-	$-	-

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

ITEM 6.	Exhibits

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2023, (Unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 5th day of May, 2023.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)