Form 10-Q
period 2023-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2023-08-04
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
or

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
☐ Yes ☑ No

As of July 31, 2023, there were 18,788,881 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2023	2022(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$100,438	$63,044
Federal funds sold	50,682	105,636
Interest-bearing deposits in banks	1,540	2,166
Total cash and cash equivalents	152,660	170,846
Debt securities available for sale	314,373	300,349
Loans held for investment, net of unearned income	2,621,073	2,400,197
Allowance for credit losses	(36,177)	(30,556)
Loans held for investment, net	2,584,896	2,369,641
Premises and equipment, net	53,546	47,340
Other real estate owned	339	703
Interest receivable	10,185	9,279
Goodwill	143,946	129,565
Other intangible assets	16,217	4,176
Other assets	115,275	103,673
Total assets	$3,391,437	$3,135,572

Liabilities
Deposits
Noninterest-bearing	$974,995	$872,168
Interest-bearing	1,877,683	1,806,647
Total deposits	2,852,678	2,678,815
Securities sold under agreements to repurchase	1,348	1,874
Interest, taxes, and other liabilities	38,691	32,898
Total liabilities	2,892,717	2,713,587

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,500,920 shares issued and 18,969,281 outstanding at June 30, 2023; 24,477,471 shares issued and 16,225,399 outstanding at December 31, 2022	18,969	16,225
Additional paid-in capital	189,917	128,508
Retained earnings	304,295	292,971
Accumulated other comprehensive loss	(14,461)	(15,719)
Total stockholders' equity	498,720	421,985
Total liabilities and stockholders' equity	$3,391,437	$3,135,572

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$31,927	$25,651	$59,555	$50,292
Interest on securities -- taxable	1,898	1,373	3,832	1,929
Interest on securities -- tax-exempt	159	178	324	372
Interest on deposits in banks	885	768	1,347	1,016
Total interest income	34,869	27,970	65,058	53,609
Interest expense
Interest on deposits	1,930	422	2,648	908
Interest on short-term borrowings	77	1	136	1
Total interest expense	2,007	423	2,784	909
Net interest income	32,862	27,547	62,274	52,700
Provision for credit losses	4,105	510	5,847	2,471
Net interest income after provision for loan losses	28,757	27,037	56,427	50,229
Noninterest income
Wealth management	965	993	1,982	1,965
Service charges on deposits	3,471	3,672	6,630	7,170
Other service charges and fees	3,460	3,297	6,542	6,314
Loss on sale of securities	(28)	-	(21)	-
Other operating income	917	892	2,235	2,599
Total noninterest income	8,785	8,854	17,368	18,048
Noninterest expense
Salaries and employee benefits	12,686	11,518	24,281	23,189
Occupancy expense	1,276	1,165	2,444	2,434
Furniture and equipment expense	1,508	1,496	2,909	3,110
Service fees	2,284	2,563	4,303	4,066
Advertising and public relations	846	577	1,489	1,117
Professional fees	281	544	608	997
Amortization of intangibles	425	360	659	717
FDIC premiums and assessments	423	257	743	475
Merger expenses	2,014	-	2,393	-
Other operating expense	2,928	2,775	5,655	5,136
Total noninterest expense	24,671	21,255	45,484	41,241
Income before income taxes	12,871	14,636	28,311	27,036
Income tax expense	3,057	3,423	6,715	6,308
Net income	$9,814	$11,213	$21,596	$20,728

Earnings per common share
Basic	$0.53	$0.67	$1.25	$1.24
Diluted	0.55	0.67	1.26	1.24
Weighted average shares outstanding
Basic	18,407,078	16,662,817	17,323,706	16,739,624
Diluted	18,431,598	16,682,615	17,363,478	16,772,847

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Amounts in thousands)
Net income	$9,814	$11,213	$21,596	$20,728
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities	(1,593)	(6,550)	1,570	(12,447)
Reclassification adjustment for losses recognized in net income	28	-	21	-
Net unrealized (losses) gains on available-for-sale debt securities	(1,565)	(6,550)	1,591	(12,447)
Employee benefit plans:
Net actuarial loss	(31)	(1)	(63)	(423)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	31	33	63	67
Net unrealized gains (losses) on employee benefit plans	-	32	-	(356)
Other comprehensive (loss) income, before tax	(1,565)	(6,518)	1,591	(12,803)
Income tax (benefit) expense	(329)	(1,370)	333	(2,689)
Other comprehensive (loss) income, net of tax	(1,236)	(5,148)	1,258	(10,114)
Total comprehensive income	$8,578	$6,065	$22,854	$10,614

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2023 and 2022

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance April, 1 2022	-	$-	16,781,975	$16,782	$144,088	$269,798	$(6,512)	$424,156
Net income	-	-	-	-	-	11,213	-	11,213
Other comprehensive loss	-	-	-	-	-	-	(5,148)	(5,148)
Common dividends declared -- $0.27 per share	-	-	-	-	-	(4,512)	-	(4,512)
Equity-based compensation expense	-	-	-	-	-	-	-	-
Common stock options exercised	-	-	-	-	181	-	-	181
Issuance of common stock to 401(k) plan	-	-	3,676	4	100	-	-	104
Repurchase of common shares at $28.03 per share	-	-	(283,507)	(284)	(7,664)	-	-	(7,948)
Balance June 30, 2022	-	$-	16,502,144	$16,502	$136,705	$276,499	$(11,660)	$418,046

Balance April, 1 2023	-	$-	16,243,551	$16,243	$128,666	$300,047	$(13,225)	$431,731
Surrey acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	9,814	-	9,814
Other comprehensive loss	-	-	-	-	-	-	(1,236)	(1,236)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,566)	-	(5,566)
Equity-based compensation expense	-	-	8,511	9	304	-	-	313
Repurchase of common shares at $27.51 per share	-	-	(279,567)	(280)	(7,410)	-	-	(7,690)
Balance June 30, 2023	-	$-	18,969,281	$18,969	$189,917	$304,295	$(14,461)	$498,720

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Six MONTHS ENDED

June 30, 2023 and 2022

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2022	-	$-	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	-	-	-	-	20,728	-	20,728
Other comprehensive loss	-	-	-	-	-	0	(10,114)	(10,114)
Common dividends declared -- $0.54 per share	-	-	-	-	-	(9,053)	0	(9,053)
Equity-based compensation expense	-	-	25,137	25	328	0	-	353
Common stock options exercised	-	-	4,536	5	98	0	-	103
Issuance of common stock to 401(k) plan	-	-	9,758	10	279	-	-	289
Repurchase of common shares at $28.96 per share	-	-	(415,507)	(416)	(11,619)	-	-	(12,035)
Balance June 30, 2022	-	$-	16,502,144	$16,502	$136,705	$276,499	$(11,660)	$418,046

Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Surrey acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	21,596	-	21,596
Other comprehensive income	-	-	-	-	-	-	1,258	1,258
Common dividends declared -- $0.58 per share	-	-	-	-	-	(10,272)	-	(10,272)
Equity-based compensation expense	-	-	24,243	24	408	-	-	432
Common stock options exercised	-	-	2,158	2	46	-	-	48
Issuance of common stock to 401(k) plan	-	-	262	-	8	-	-	8
Repurchase of common shares at $27.51 per share	-	-	(279,567)	(279)	(7,410)	-	-	(7,689)
Balance June 30, 2023	-	$-	18,969,281	$18,969	$189,917	$304,295	$(14,461)	$498,720

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2023	2022
Operating activities
Net income	$21,596	$20,728
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	5,847	2,471
Depreciation and amortization of premises and equipment	1,912	2,168
(Accretion) amortization of (discounts) premiums on investments, net	(2,015)	117
Amortization of intangible assets	659	717
Accretion on acquired loans	(1,077)	(1,736)
Equity-based compensation expense	432	353
Issuance of common stock to 401(k) plan	8	289
Loss (gain) on sale of premises and equipment, net	12	(381)
Loss on sale of other real estate owned	41	420
Net loss on sale of securities	21	-
Increase in accrued interest receivable	(906)	(533)
(Increase) decrease in other operating activities	1,247	3,587
Net cash provided by operating activities	27,777	28,200
Investing activities
Proceeds from sale of securities available for sale	38,979	-
Proceeds from maturities, prepayments, and calls of securities available for sale	25,788	12,812
Payments to acquire securities available for sale	(54,272)	(236,850)
Net decrease (increase) in loans	16,752	(133,395)
Purchase of FHLB stock, net	(146)	(240)
Cash proceeds from merger, net	176,684	-
Proceeds from sale of premises and equipment	12	1,145
Payments to acquire premises and equipment	(1,931)	(469)
Proceeds from sale of other real estate owned	382	338
Net cash provided (used) by investing activities	202,248	(356,659)
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(55,562)	35,179
(Decrease) increase in interest-bearing deposits, net	(174,210)	33,969
(Repayments) proceeds from securities sold under agreements to repurchase, net	(526)	1,099
Proceeds from stock options exercised	48	103
Payments for repurchase of common stock	(7,689)	(12,035)
Payments of common dividends	(10,272)	(9,053)
Net cash (used) provided by financing activities	(248,211)	49,262
Net decrease in cash and cash equivalents	(18,186)	(279,197)
Cash and cash equivalents at beginning of period	170,846	677,439
Cash and cash equivalents at end of period	$152,660	$398,242

Supplemental disclosure -- cash flow information
Cash paid for interest	$2,645	$1,330
Cash paid for income taxes	4,641	490

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	79	322
Loans originated to finance other real estate owned	20	-
Increase in accumulated other comprehensive income (loss), net of taxes	1,258	(10,114)
Acquisition of Surrey Bancorp	See Note 2	-

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable.  As of June 30, 2023, the accrued interest receivable for investment securities available for sale was $1.27 million.

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

When loans are acquired they are identified as either purchased credit deteriorated ("PCD") or non-PCD.  PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since the origination of the loans as of the acquisition date.  The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise.

Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.  The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions similar to originated performing loans.

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  June 30, 2023, the accrued interest receivable for loans was $8.91 million.

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

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  June 30, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $964 thousand.

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

Note 2. Divestitures and Acquisitions

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

On November 18, 2022, the Company and NC-based Surrey Bancorp ("Surrey"), parent company of Surrey Bank & Trust, jointly announced their entry into an agreement and plan of merger pursuant to which First Community would acquire Surrey and its wholly-owned bank subsidiary, Surrey Bank & Trust. Under the terms of the agreement and plan of merger, each share of Surrey common stock immediately converted into the right to receive 0.7159 shares of the Company's common stock.  The transaction was consummated on April 21, 2023.  The total purchase price for the transaction was $71.37 million.

The strategic combination of the Company and Surrey united two high-performing community banks that historically produced returns on average assets well-above one percent and efficiency ratios below sixty percent while maintaining low-risk profiles.  In addition, the combination will create a leading community banking institution in northwestern North Carolina and southwestern Virginia.  Significant synergies and efficiencies are anticipated to be gained from the acquisition. The Company's commercial loan customers are anticipated to benefit from Surrey's government guarantee lending expertise, while Surrey's customers will benefit from additional scale, increased lending limits, and enhanced product and technology offerings.

The Surrey transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.  The Company incurred a total of $2.99 million in merger expenses related to the Surrey transaction, $596 thousand was recorded in the last quarter of 2022 and $2.39 million in the first six months of 2023. These costs were primarily related to data conversion, investment banking fees, and legal fees.

Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed.  The Surrey acquisition resulted in the Company recognizing $14.38 million in goodwill.

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangibles which represents the estimated value of the long-term deposit relationships acquired in the transaction. Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions: customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates. The core deposit intangibles are amortized over the estimated useful lives of the deposit accounts based on a method that we believe reasonably approximates the anticipated benefit stream from this intangible.  Core deposit intangibles for the Surrey transaction totaled $12.70 million.

When loans are acquired they are identified as either purchased credit deteriorated ("PCD") or non-PCD.  PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since the origination of the loans as of the acquisition date.  The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise.  Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.  The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions similar to originated performing loans.  The fair value of purchased loans with credit deterioration was $101.42 million on the date of acquisition with the gross contractual amount totaling $111.22 million.  The Company estimates that $2.01 million of contractual cash flows specific to the purchased loans with credit deterioration will not be collected.  Non purchased credit deteriorated loans acquired had a fair value of $137.55 million with a gross contractual value of $143.55 million.

	As recorded by	Fair Value		As recorded by
(Amounts in thousands)	Surrey	Adjustments		the Company
Assets
Cash and cash equivalents	$176,700	$-		$176,700
Securities available for sale	22,027	(1,093)	( a )	20,934
Loans held for investment, net of allowance and mark	251,944	(12,864)	( b )	239,080
Premises and equipment	5,501	774	( c )	6,275
Other assets	10,787	(229)	( d ), ( e )	10,558
Intangible assets	-	12,700	( f )	12,700
Total assets	$466,959	$(712)		$466,247

LIABILITIES
Deposits:
Noninterest-bearing	$158,389	$-		$158,389
Interest-bearing	246,460	(1,214)	( g )	245,246
Total deposits	404,849	(1,214)		403,635
Long term debt	-	-		-
Other liabilities	6,004	(381)	( h )	5,623
Total liabilities	410,853	(1,595)		409,258

Net identifiable assets acquired over liabilities assumed	56,106	883		56,989

Goodwill	-	14,381		14,381
Net assets acquired over liabilities assumed	$56,106	$15,264		$71,370

Consideration:
First Community Bankshares, Inc. common stock				2,996,786
Purchase price per share of the Company's common stock				$23.81
Fair value of Company common stock issued				71,354
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$71,370

Explanation of fair value adjustments:

(a)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired investment portfolio.
(b)

Adjustment reflects the fair value adjustments of $(15.80) million based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for credit losses and deferred loans fees of $2.94 million as recorded by Surrey.

(c)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
(d)	Adjustment reflects the fair value adjustment based on the Company's evaluation of stocks with other banks of $47 thousand.
(e)	Adjustment to record the deferred tax asset related to the fair value adjustments $(177) thousand.
(f)	Adjustment to record the core deposit intangible on the acquired deposit accounts.
(g)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the time deposit portfolio.
(h)	Adjustment to reclass deferred tax asset $(99) thousand, goodwill $(282) thousand, federal income tax payable $(389) thousand, and state income tax payable $8 thousand.

Comparative and Pro Forma Financial Information for Acquisitions

The following table discloses the financial impact of the merger.  The table presents certain pro forma information as if Surrey had been acquired on January 1, 2022.  These results combine the historical results of Surrey in the Company's consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair value adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on January 1, 2022.

No adjustments have been made to the pro formas to eliminate the recovery of provision for credit losses for the quarter and year-to-date periods ended June 30, 2022 of Surrey in the amounts of $415 thousand and $1.08 million, respectively .  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	ProForma
	Three months ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Total revenues (net interest income plus noninterest income)	$41,647	$40,758	$79,642	$78,897
Net adjusted income available to the common shareholder	$11,701	$12,926	$23,851	$23,981

Note 3. Debt Securities

There was no allowance for credit losses for debt securities as of  June 30, 2023; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$7,250	$-	$(21)	$7,229
U.S. Treasury Notes	181,670	3	(3,167)	178,506
Municipal securities	21,684	10	(245)	21,449
Corporate notes	28,551	-	(2,088)	26,463
Agency mortgage-backed securities	93,401	1	(12,676)	80,726
Total	$332,556	$14	$(18,197)	$314,373

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$—	$(15)	$1,485
U.S. Treasury Notes	161,617	-	(4,353)	157,264
Municipal securities	23,480	21	(192)	23,309
Corporate notes	37,046	—	(2,189)	34,857
Agency mortgage-backed securities	96,480	3	(13,049)	83,434
Total	$320,123	$24	$(19,798)	$300,349

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2023
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$188,484	$185,298
Due after one year but within five years	48,727	46,419
Due after five years but within ten years	1,944	1,930
	239,155	233,647
Agency mortgage-backed securities	93,401	80,726
Total debt securities available for sale	$332,556	$314,373

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$7,228	$(21)	$-	$-	$7,228	$(21)
U.S. Treasury Notes	40,602	(84)	126,686	(3,083)	167,288	(3,167)
Municipal securities	14,017	(189)	1,403	(56)	15,420	(245)
Corporate notes	-	-	26,462	(2,088)	26,462	(2,088)
Agency mortgage-backed securities	3,335	(204)	77,311	(12,472)	80,646	(12,676)
Total	$65,182	$(498)	$231,862	$(17,699)	$297,044	$(18,197)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,485	$(15)	$—	$—	$1,485	$(15)
U.S. Treasury Notes	157,264	(4,353)	—	—	157,264	(4,353)
Municipal securities	12,347	(192)	—	—	12,347	(192)
Corporate notes	32,368	(2,172)	2,489	(17)	34,857	(2,189)
Agency mortgage-backed securities	64,993	(8,824)	18,305	(4,225)	83,298	(13,049)
Total	$268,457	$(15,556)	$20,794	$(4,242)	$289,251	$(19,798)

There were 129 individual debt securities in an unrealized loss position as of June 30, 2023, and the combined depreciation in value represented 5.79% of the debt securities portfolio. There were 113 individual debt securities in an unrealized loss position as of December 31, 2022, and their combined depreciation in value represented 6.59% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2023, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Approximately $38.98 million in securities available for sale have been sold in the first six months of 2023.  Included in the sale of securities was the entire portfolio of Surrey with an acquired fair value of $20.93 million comprised primarily of U. S. Treasury Notes.  A loss of $28 thousand was recognized in the sale of the portfolio. The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Amounts in thousands)
Gross realized gains	$-	$-	$7	$-
Gross realized losses	(28)	-	(28)	-
Net Gain (Loss) on sale of securities	$(28)	$-	$(21)	$-

The carrying amount of securities pledged for various purposes totaled $37.88 million as of June 30, 2023, and $22.43million as of December 31, 2022.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.59 million as of June 30, 2023, and $1.80 million  as of December 31, 2022. Deferred loan fees, net of loan costs, totaled $7.98 million as of June 30, 2023, and $8.81 million  as of December 31, 2022.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $7.98 million and $8.81 million and unamortized discount related to loans acquired of $16.95 million and $3.80 million for June 30, 2023, and December 31, 2022, respectively.  Accrued interest receivable of $8.91 million as of  June 30, 2023, and $7.94 million  as of  December 31, 2022, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	June 30, 2023		December 31, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$112,213	4.28%	$117,174	4.88%
Commercial and industrial	214,962	8.20%	150,428	6.27%
Multi-family residential	164,017	6.26%	148,026	6.17%
Single family non-owner occupied	228,363	8.71%	206,121	8.59%
Non-farm, non-residential	904,777	34.52%	787,703	32.82%
Agricultural	22,106	0.84%	12,032	0.50%
Farmland	15,822	0.60%	11,779	0.49%
Total commercial loans	1,662,260	63.41%	1,433,263	59.72%
Consumer real estate loans
Home equity lines	89,701	3.42%	75,642	3.15%
Single family owner occupied	722,769	27.58%	734,540	30.61%
Owner occupied construction	11,198	0.43%	10,366	0.43%
Total consumer real estate loans	823,668	31.43%	820,548	34.19%
Consumer and other loans
Consumer loans	133,559	5.10%	144,582	6.02%
Other	1,586	0.06%	1,804	0.07%
Total consumer and other loans	135,145	5.16%	146,386	6.09%
Total loans held for investment, net of unearned income	$2,621,073	100.00%	$2,400,197	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	June 30, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$111,532	$281	$400	$-	$-	$112,213
Commercial and industrial	209,472	2,244	2,021	1,225	-	214,962
Multi-family residential	160,317	3,502	198	-	-	164,017
Single family non-owner occupied	218,324	2,245	7,794	-	-	228,363
Non-farm, non-residential	875,138	18,850	10,789	-	-	904,777
Agricultural	17,038	3,645	1,423	-	-	22,106
Farmland	14,012	514	1,296	-	-	15,822
Consumer real estate loans
Home equity lines	86,530	691	2,480	-	-	89,701
Single family owner occupied	695,594	2,435	24,716	24	-	722,769
Owner occupied construction	11,039	-	159	-	-	11,198
Consumer and other loans
Consumer loans	131,003	10	2,546	-	-	133,559
Other	1,586	-	-	-	-	1,586
Total loans	$2,531,585	$34,417	$53,822	$1,249	$-	$2,621,073

	December 31, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$115,972	$853	$349	$-	$-	$117,174
Commercial and industrial	147,543	920	1,965	-	-	150,428
Multi-family residential	143,859	3,946	221	-	-	148,026
Single family non-owner occupied	195,775	2,303	8,043	-	-	206,121
Non-farm, non-residential	761,154	14,903	11,646	-	-	787,703
Agricultural	11,722	47	263	-	-	12,032
Farmland	9,868	573	1,338	-	-	11,779
Consumer real estate loans
Home equity lines	72,927	288	2,427	-	-	75,642
Single family owner occupied	706,952	1,958	25,630	-	-	734,540
Owner occupied construction	10,204	-	162	-	-	10,366
Consumer and other loans
Consumer loans	141,551	11	3,020	-	-	144,582
Other	1,804	-	-	-	-	1,804
Total loans	$2,319,331	$25,802	$55,064	$-	$-	$2,400,197

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development and other land
Pass	$4,314	$63,451	$28,700	$4,329	$2,942	$5,629	$2,167	$111,532
Special Mention	-	-	-	204	-	77	-	281
Substandard	-	-	-	-	188	212	-	400
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$4,314	$63,451	$28,700	$4,533	$3,130	$5,918	$2,167	$112,213
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$26,362	$72,027	$24,102	$14,600	$7,801	$16,084	$48,496	$209,472
Special Mention	-	486	239	12	418	837	252	2,244
Substandard	-	464	172	100	586	699	-	2,021
Doubtful	-	1,225	-	-	-	-	-	1,225
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$26,362	$74,202	$24,513	$14,712	$8,805	$17,620	$48,748	$214,962
Current period gross write-offs	$-	$56	$91	$37	$32	$-	$-	$216
Multi-family residential
Pass	$1,293	$50,442	$30,672	$30,959	$3,660	$41,016	$2,275	$160,317
Special Mention	-	-	-	-	-	3,502	-	3,502
Substandard	-	-	-	-	-	198	-	198
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$1,293	$50,442	$30,672	$30,959	$3,660	$44,716	$2,275	$164,017
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$51,766	$241,912	$154,930	$121,650	$56,542	$235,998	$12,340	$875,138
Special Mention	65	592	3,506	1,066	158	13,463	-	18,850
Substandard	-	244	1,099	531	3,264	5,419	232	10,789
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$51,831	$242,748	$159,535	$123,247	$59,964	$254,880	$12,572	$904,777
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$3,641	$5,308	$2,906	$872	$769	$2,889	$653	$17,038
Special Mention	-	295	225	11	103	3,011	-	3,645
Substandard	-	-	32	9	1,372	10	-	1,423
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$3,641	$5,603	$3,163	$892	$2,244	$5,910	$653	$22,106
Current period gross write-offs	$-	$59	$-	$-	$-	$8	$-	$67
Farmland
Pass	$519	$1,647	$1,682	$972	$787	$7,442	$963	$14,012
Special Mention	-	-	107	11	-	396	-	514
Substandard	-	-	-	11	-	1,285	-	1,296
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$519	$1,647	$1,789	$994	$787	$9,123	$963	$15,822
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$81	$929	$123	$143	$70	$4,517	$80,667	$86,530
Special Mention	-	-	-	-	-	40	651	691
Substandard	-	12	-	27	35	1,380	1,026	2,480
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$81	$941	$123	$170	$105	$5,937	$82,344	$89,701
Current period gross write-offs	$-	$-	$-	$-	$-	$154	$-	$154
Single family Mortgage
Pass	$30,711	$168,262	$231,284	$200,710	$47,925	$234,597	$429	$913,918
Special Mention	-	-	485	97	109	3,989	-	4,680
Substandard	107	453	1,307	1,207	1,202	28,234	-	32,510
Doubtful	-	-	-	-	-	24	-	24
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$30,818	$168,715	$233,076	$202,014	$49,236	$266,844	$429	$951,132
Current period gross write-offs	$-	$-	$47	$-	$-	$122	$-	$169
Owner occupied construction
Pass	$946	$7,487	$2,161	$-	$32	$413	$-	$11,039
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	157	-	2	-	159
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$946	$7,487	$2,161	$157	$32	$415	$-	$11,198
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$21,611	$56,667	$28,172	$11,166	$5,037	$1,649	$8,287	$132,589
Special Mention	-	-	4	-	4	1	1	10
Substandard	28	978	663	338	275	203	61	2,546
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$21,639	$57,645	$28,839	$11,504	$5,316	$1,853	$8,349	$135,145
Current period gross write-offs	$423	$1,722	$1,241	$309	$130	$20	$89	$3,934

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$141,244	$668,132	$504,732	$385,401	$125,565	$550,234	$156,277	$2,531,585
Special Mention	65	1,373	4,566	1,401	792	25,316	904	34,417
Substandard	135	2,151	3,273	2,380	6,922	37,642	1,319	53,822
Doubtful	-	1,225	-	-	-	24	-	1,249
Loss	-	-	-	-	-	-	-	-
Total loans	$141,444	$672,881	$512,571	$389,182	$133,279	$613,216	$158,500	$2,621,073
Current period gross write-offs	$423	$1,845	$1,379	$346	$175	$306	$89	$4,563

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$58,770	$39,995	$4,602	$3,050	$2,485	$5,608	$1,462	$115,972
Special Mention	-	225	-	-	94	534	-	853
Substandard	-	-	267	71	11	-	-	349
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$58,770	$40,220	$4,869	$3,121	$2,590	$6,142	$1,462	$117,174
Commercial and industrial
Pass	$69,678	$23,746	$12,047	$7,729	$9,121	$8,890	$16,332	$147,543
Special Mention	227	20	21	367	185	1	99	920
Substandard	130	112	114	620	192	797	-	1,965
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$70,035	$23,878	$12,182	$8,716	$9,498	$9,688	$16,431	$150,428
Multi-family residential
Pass	$45,261	$20,881	$31,087	$3,733	$1,328	$41,063	$506	$143,859
Special Mention	-	-	-	-	-	3,946	-	3,946
Substandard	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$45,261	$20,881	$31,087	$3,733	$1,328	$45,230	$506	$148,026
Non-farm, non-residential
Pass	$218,595	$145,675	$114,840	$52,575	$35,564	$185,448	$8,457	$761,154
Special Mention	-	1,927	852	1,193	2,708	8,076	147	14,903
Substandard	-	1,267	675	2,509	1,531	5,664	-	11,646
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$218,595	$148,869	$116,367	$56,277	$39,803	$199,188	$8,604	$787,703
Agricultural
Pass	$6,244	$3,225	$1,003	$376	$154	$214	$506	$11,722
Special Mention	-	33	14	-	-	-	-	47
Substandard	124	37	1	66	24	11	-	263
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$6,368	$3,295	$1,018	$442	$178	$225	$506	$12,032
Farmland
Pass	$646	$713	$796	$77	$869	$6,150	$617	$9,868
Special Mention	-	109	-	-	222	242	-	573
Substandard	-	-	12	-	253	1,073	-	1,338
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$646	$822	$808	$77	$1,344	$7,465	$617	$11,779

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$1,960	$198	$241	$-	$24	$7,429	$63,075	$72,927
Special Mention	-	-	-	-	-	117	171	288
Substandard	-	-	27	35	114	1,253	998	2,427
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$1,960	$198	$268	$35	$138	$8,799	$64,244	$75,642
Single family Mortgage
Pass	$157,890	$237,363	$207,480	$48,795	$36,678	$214,148	$373	$902,727
Special Mention	-	376	90	363	262	3,170	-	4,261
Substandard	461	1,196	740	1,217	1,991	28,068	-	33,673
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$158,351	$238,935	$208,310	$50,375	$38,931	$245,386	$373	$940,661
Owner occupied construction
Pass	$6,357	$3,344	$-	$23	$11	$469	$-	$10,204
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	162	-	-	-	-	162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$6,357	$3,344	$162	$23	$11	$469	$-	$10,366
Consumer loans
Pass	$69,579	$37,603	$16,033	$7,640	$2,528	$2,040	$7,932	$143,355
Special Mention	-	5	-	6	-	-	-	11
Substandard	881	1,002	466	416	36	159	60	3,020
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$70,460	$38,610	$16,499	$8,062	$2,564	$2,199	$7,992	$146,386

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$634,980	$512,743	$388,129	$123,998	$88,762	$471,459	$99,260	$2,319,331
Special Mention	227	2,695	977	1,929	3,471	16,086	417	25,802
Substandard	1,596	3,614	2,464	4,934	4,152	37,246	1,058	55,064
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$636,803	$519,052	$391,570	$130,861	$96,385	$524,791	$100,735	$2,400,197

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2023			December 31, 2022
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$183	$-	$183	$31	$-	$31
Commercial and industrial	812	1,225	2,037	438	-	438
Multi-family residential	198	-	198	220	-	220
Single family non-owner occupied	991	-	991	984	-	984
Non-farm, non-residential	1,325	-	1,325	1,771	-	1,771
Agricultural	1,343	-	1,343	9	-	9
Farmland	123	-	123	133	-	133
Consumer real estate loans
Home equity lines	859	-	859	400	-	400
Single family owner occupied	8,976	582	9,558	8,228	589	8,817
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	2,011	-	2,011	2,405	-	2,405
Total nonaccrual loans	$16,821	$1,807	$18,628	$14,619	$589	$15,208

There was no material nonaccrual loan interest recognized in income during the second quarter or for the six months of both 2023 and  2022.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	June 30, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$-	$7	$23	$30	$112,183	$112,213	$-
Commercial and industrial	1,203	150	576	1,929	213,033	214,962	-
Multi-family residential	190	-	-	190	163,827	164,017	-
Single family non-owner occupied	391	391	109	891	227,472	228,363	-
Non-farm, non-residential	784	73	403	1,260	903,517	904,777	-
Agricultural	132	-	1,343	1,475	20,631	22,106	-
Farmland	107	-	-	107	15,715	15,822	-
Consumer real estate loans
Home equity lines	753	471	678	1,902	87,799	89,701	-
Single family owner occupied	3,725	2,811	3,821	10,357	712,412	722,769	-
Owner occupied construction	196	-	-	196	11,002	11,198	-
Consumer and other loans
Consumer loans	3,971	1,195	801	5,967	127,592	133,559	-
Other	-	-	-	-	1,586	1,586	-
Total loans	$11,452	$5,098	$7,754	$24,304	$2,596,769	$2,621,073	$-

	December 31, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$393	$8	$23	$424	$116,750	$117,174	$-
Commercial and industrial	756	129	217	1,102	149,326	150,428	-
Multi-family residential	-	-	83	83	147,943	148,026	-
Single family non-owner occupied	990	122	299	1,411	204,710	206,121	-
Non-farm, non-residential	646	52	548	1,246	786,457	787,703	-
Agricultural	36	135	9	180	11,852	12,032	-
Farmland	-	-	133	133	11,646	11,779	-
Consumer real estate loans
Home equity lines	519	115	262	896	74,746	75,642	-
Single family owner occupied	5,951	2,322	3,166	11,439	723,101	734,540	-
Owner occupied construction	-	-	-	-	10,366	10,366	-
Consumer and other loans
Consumer loans	4,282	1,960	1,459	7,701	136,881	144,582	-
Other	-	-	-	-	1,804	1,804	-
Total loans	$13,573	$4,843	$6,199	$24,615	$2,375,582	$2,400,197	$-

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss can be measured based on the fair value of the collateral. As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset. For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The table below summarizes collateral dependent loans, where foreclosure is probable, by type of collateral, and the extent to which they are collateralized during the period.

	June 30, 2023			December 31, 2022
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	1,225	375	30.61%	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	582	582	100.00%	589	574	97.45%
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$1,807	$957	52.96%	$589	$574	97.45%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	June 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$404	0.056%	Deferred $6 thousand in principal to maturity
Total	$404

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	June 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$8	0.006%	Extended term from 60 to 84 months
Total	$8

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	June 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$8	0.001%	Reduced amortized cost basis by $13 thousand
Total	$8

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  As of  June 30, 2023, there were no modified loans (or portions of a loan) deemed uncollectible.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last three months:

	June 30, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Single family owner occupied	$634	$-	$-
Consumer	8	-	-
Total	$642	$-	$-

The Company did not retroactively adopt ASU 2022-02 January 1, 2023; as such the periods are not comparable.  Prior to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures below is the presentation of loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31, 2022
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$-	$374	$374
Single family non-owner occupied	142	838	980
Non-farm, non-residential	-	747	747
Consumer real estate loans
Home equity lines	-	55	55
Single family owner occupied	1,182	5,073	6,255
Owner occupied construction	-	-	-
Consumer and other loans
Consumer loans	-	25	25
Total TDRs	$1,324	$7,112	$8,436

Allowance for credit losses related to TDRs			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
(Amounts in thousands)
Interest income recognized	$105	$105

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended June 30,
	2022
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	2	$238	$245
Total below market interest rate	2	$238	$245
Total	2	$238	$245

	Six Months Ended June 30,
	2022
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$31
Total below market interest rate	1	31	31
Below market interest rate and extended payment term
Single family owner occupied	2	$238	$245
Total below market interest rate and extended payment term	2	$238	$245
Payment deferral
Single family owner occupied	-	-	-
Non-farm, non-residential	-	-	-
Total payment deferral	-	$-	$-
Total	3	$269	$276

(1)	Represents the loan balance immediately following modification

As of   June 30, 2022, there was one payment in default in the amount of $39 thousand for loans modified as TDRs restructured within the previous 12 months.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2023	December 31, 2022
(Amounts in thousands)
OREO	$339	$703

OREO secured by residential real estate	$139	$407
Residential real estate loans in the foreclosure process(1)	$2,800	$1,474

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended June 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$17,269	$8,995	$4,525	$30,789
Allowance for credit losses - loan commitments	786	150	28	964
Total allowance for credit losses beginning of year	18,055	9,145	4,553	31,753
Purchased credit deteriorated -Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for credit losses - loans	2,349	380	1,376	4,105
Provision for credit losses - loan commitments	-	-	-	-
Total provision for credit losses - loans and loan commitments	2,349	380	1,376	4,105
Charge-offs	(133)	(225)	(1,635)	(1,993)
Recoveries	578	277	410	1,265
Net recoveries (charge-offs)	445	52	(1,225)	(728)
Allowance for credit losses - loans	21,515	9,956	4,706	36,177
Allowance for credit losses - loan commitments	786	150	28	964
Ending balance	$22,301	$10,106	$4,734	$37,141

	Three Months Ended June 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$15,896	$9,764	$3,321	$28,981
Allowance for credit losses - loan commitments	663	94	19	776
Total allowance for credit losses beginning of year	16,559	9,858	3,340	29,757
Provision for credit losses:
Provision for credit losses - loans	(808)	48	1,270	510
Provision (recovery of) for credit losses - loan commitments	191	(6)	(5)	180
Total provision for credit losses - loans and loan commitments	(617)	42	1,265	690
Charge-offs	(151)	(88)	(1,230)	(1,469)
Recoveries	1,182	325	220	1,727
Net recoveries (charge-offs)	1,031	237	(1,010)	258
Allowance for credit losses - loans	16,119	10,049	3,581	29,749
Allowance for credit losses - loan commitments	854	88	14	956
Ending balance	$16,973	$10,137	$3,595	$30,705

	Six Months Ended June 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Purchased credit deteriorated -Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for credit losses - loans	2,386	483	3,210	6,079
(Recovery of) provision for credit losses - loan commitments	(232)	(6)	6	(232)
Total provision for credit losses - loans and loan commitments	2,154	477	3,216	5,847
Charge-offs	(306)	(323)	(3,934)	(4,563)
Recoveries	770	336	988	2,094
Net recoveries (charge-offs)	464	13	(2,946)	(2,469)
Allowance for credit losses - loans	21,515	9,956	4,706	36,177
Allowance for credit losses - loan commitments	786	150	28	964
Ending balance	$22,301	$10,106	$4,734	$37,141

	Six Months Ended June 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$14,775	$9,972	$3,111	$27,858
Allowance for credit losses - loan commitments	576	88	14	678
Total allowance for credit losses beginning of year	15,351	10,060	3,125	28,536
Provision for credit losses:
Provision for credit losses - loans	300	(193)	2,364	2,471
(Recovery of) provision for credit losses - loan commitments	278	-	-	278
Total provision for credit losses - loans and loan commitments	578	(193)	2,364	2,749
Charge-offs	(408)	(94)	(2,269)	(2,771)
Recoveries	1,452	364	375	2,191
Net recoveries (charge-offs)	1,044	270	(1,894)	(580)
Allowance for credit losses - loans	16,119	10,049	3,581	29,749
Allowance for credit losses - loan commitments	854	88	14	956
Ending balance	$16,973	$10,137	$3,595	$30,705

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2023	December 31, 2022
(Amounts in thousands)
Noninterest-bearing demand deposits	$974,995	$872,168
Interest-bearing deposits:
Interest-bearing demand deposits	737,193	679,609
Money market accounts	289,431	264,734
Savings deposits	578,292	578,974
Certificates of deposit	178,279	180,008
Individual retirement accounts	94,488	103,322
Total interest-bearing deposits	1,877,683	1,806,647
Total deposits	$2,852,678	$2,678,815

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,348	0.06%	$1,874	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of June 30, 2023, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $405.85 million, net of FHLB letters of credit of $113.99 million, as of June 30, 2023. As of June 30, 2023, the Company maintains $519.83 million in qualifying loans to secure the FHLB borrowing capacity.

Note 9. Derivative Instruments and Hedging Activities

Generally, derivative instruments help the Company manage exposure to market risk and meet customer financing needs. Market risk represents the possibility that fluctuations in external factors such as interest rates, market-driven loan rates, prices, or other economic factors will adversely affect economic value or net interest income.

The Company has used interest rate swap contracts to modify its exposure to interest rate risk caused by changes in benchmark interest rates in relation to certain designated fixed rate loans.  These instruments are used to convert these fixed rate loans to an effective floating rate. If the Secured Overnight Financing Rate ("SOFR") plus a spread falls below the loan’s stated fixed rate for a given period, the Company will owe the floating rate payer the notional amount times the difference between the floating rate and the stated fixed rate. If SOFR is above the stated rate for a given period, the Company will receive payments based on the notional amount times the difference between the floating rate and the stated fixed rate.

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2023.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivative were recognized in earnings each period.  On July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2023			December 31, 2022
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,773	$204	$-	$3,983	$199	$-
Total derivatives	$3,773	$204	$-	$3,983	$199	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2023	2022	2023	2022	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(26)	$19	$(46)	$44	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	$-	$32	$-	$83	Interest and fees on loans
Total derivative (income) expense	$(26)	$51	$(46)	$127

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022	Income Statement Location
(Amounts in thousands)
Service cost	$-	$-	$-	$-	Salaries and employee benefits
Interest cost	95	83	177	166	Other expense
Amortization of prior service cost	-	-	-	-	Other expense
Amortization of losses	31	33	63	67	Other expense
Net periodic cost	$126	$116	$240	$233

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
(Amounts in thousands, except share and per share data)
Net income	$9,814	$11,213	$21,596	$20,728
Adjust net income for fair value of restricted stock units (tax effected)	335	-	448	-
Net income for fully dilutive earnings per common share	$10,149	$11,213	$22,044	$20,728

Weighted average common shares outstanding, basic	18,407,078	16,662,817	17,323,706	16,739,624
Dilutive effect of potential common shares
Stock options	9,656	13,068	12,938	15,266
Unvested stock awards	-	6,169	6,825	17,123
Restricted stock units	14,864	561	20,009	834
Total dilutive effect of potential common shares	24,520	19,798	39,772	33,223
Weighted average common shares outstanding, diluted	18,431,598	16,682,615	17,363,478	16,772,847

Basic earnings per common share	$0.53	$0.67	$1.25	$1.24
Diluted earnings per common share	0.55	0.67	1.26	1.24

Antidilutive potential common shares
Stock options	143,676	143,676	143,676	131,198
Stock units	4,038	-	2,030	-
Total potential antidilutive shares	147,714	143,676	145,706	131,198

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2023
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(13,127)	$(98)	$(13,225)
Other comprehensive income before reclassifications	(1,258)	(24)	(1,282)
Reclassified from AOCI	22	24	46
Other comprehensive income, net	(1,236)	-	(1,236)
Ending balance	$(14,363)	$(98)	$(14,461)

	Three Months Ended June 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(4,643)	$(1,869)	$(6,512)
Other comprehensive loss before reclassifications	(5,174)	-	(5,174)
Reclassified from AOCI	-	26	26
Other comprehensive loss, net	(5,174)	26	(5,148)
Ending balance	$(9,817)	$(1,843)	$(11,660)

	Six Months Ended June 30, 2023
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	1,240	(50)	1,190
Reclassified from AOCI	18	50	68
Other comprehensive income, net	1,258	-	1,258
Ending balance	$(14,363)	$(98)	$(14,461)

	Six Months Ended June 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$15	$(1,561)	$(1,546)
Other comprehensive loss before reclassifications	(9,832)	(335)	(10,167)
Reclassified from AOCI	-	53	53
Other comprehensive loss, net	(9,832)	(282)	(10,114)
Ending balance	$(9,817)	$(1,843)	$(11,660)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2023	2022	2023	2022	Line Item Affected
Available-for-sale securities
Loss recognized	$28	$-	$21	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	28	-	21	-	Income before income taxes
Income tax expense	6	-	4	-	Income tax expense
Reclassified out of AOCI, net of tax	22	-	17	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$-	$-	$-	Salaries and employee benefits
Amortization of net actuarial benefit cost	31	33	63	67	Salaries and employee benefits
Reclassified out of AOCI, before tax	31	33	63	67	Income before income taxes
Income tax expense	7	7	12	14	Income tax expense
Reclassified out of AOCI, net of tax	24	26	51	53	Net income
Total reclassified out of AOCI, net of tax	$46	$26	$68	$53	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$7,229	$-	$7,229	$-
U.S. Treasury Notes	178,506	-	178,506	-
Municipal securities	21,449	-	21,449	-
Corporate Notes	26,463		26,463
Agency mortgage-backed securities	80,726	-	80,726	-
Total available-for-sale debt securities	314,373	-	314,373	-
Equity securities	55	-	55	-
Fair value loans	3,569	-	-	3,569
Derivative assets	204	-	204	-
Deferred compensation assets	6,269	6,269	-	-
Deferred compensation liabilities	7,733	7,733	-	-

	December 31, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,485	$-	$1,485	$-
U.S. Treasury Notes	157,264	-	157,264	-
Municipal securities	23,309	-	23,309	-
Corporate notes	34,857	-	34,857	-
Agency mortgage-backed securities	83,434	-	83,434	-
Total available-for-sale debt securities	300,349	-	300,349	-
Equity securities	55	-	55	-
Fair value loans	3,784	-	-	3,784
Derivative assets	199	-	199	-
Deferred compensation assets	5,142	5,142	-	-
Deferred compensation liabilities	5,142	5,142	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$957	$-	$-	$957
OREO	$339	$-	$-	$339

	December 31, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$574	$-	$-	$574
OREO	703	-	-	703

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	June 30, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	10% to 82% (56%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (81%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	3% (3%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (69%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$152,660	$152,660	$152,660	$-	$-
Debt securities available for sale	314,373	314,373	-	314,373	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,584,896	2,411,647	-	-	2,411,647
Derivative financial assets	204	204	-	204	-
Interest receivable	10,185	10,185	-	10,185	-
Deferred compensation assets	6,269	6,269	6,269	-	-

Liabilities
Time deposits	272,767	257,012	-	257,012	-
Securities sold under agreements to repurchase	1,348	1,348	-	1,348	-
Interest payable	298	298	-	298	-
Deferred compensation liabilities	7,733	7,733	7,733	-	-

	December 31, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$170,846	$170,846	$170,846	$-	$-
Debt securities available for sale	300,349	300,349	-	300,349	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,369,641	2,215,243	-	-	2,215,243
Interest receivable	9,279	9,279	-	9,279	-
Deferred compensation assets	5,142	5,142	5,142	-	-
Derivative assets	199	199	-	199	-

Liabilities
Time deposits	283,330	281,744	-	281,744	-
Securities sold under agreements to repurchase	1,874	1,874	-	1,874	-
Interest payable	159	159	-	159	-
Deferred compensation liabilities	5,142	5,142	5,142	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2023	December 31, 2022
(Amounts in thousands)
Commitments to extend credit	$313,233	$278,926
Standby letters of credit and financial guarantees(1)	116,583	119,681
Total off-balance sheet risk	$429,816	$398,607

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2023, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of June 30, 2023, full-time equivalent employees, calculated using the number of hours worked, totaled 638. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2023, the Trust Division and FCWM managed and administered $1.42 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. On May 11, 2023 the FDIC approved a notice of proposed rulemaking, which would impose the special assessment to recover the losses to the deposit insurance fund (“DIF”) resulting from protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The FDIC stated that it currently estimates those assessed losses to total $15.8 billion and that the amount of the special assessments would be adjusted as the loss estimate changes. Under the proposed rule, the assessment base would be an insured depository institution’s (“IDI”) estimated uninsured deposits, as reported in the IDI’s December 31, 2022 Call Report, excluding the first $5 billion in estimated uninsured deposits. The special assessments would be collected at an annual rate of approximately 12.5 basis points per year (3.13 basis points per quarter) over eight quarters in 2024 and 2025, with the first assessment period beginning January 1, 2024 (with the first assessment payment due by June 28, 2024). Under the proposed rule, the estimated loss pursuant to the systemic risk determination would be periodically adjusted, and the FDIC would retain the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. Under the current provisions of this notice of proposed rulemaking, we believe that we would not be impacted by the special assessment associated with the most recent banking organization closures.

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

Allowance for Credit Losses or "ACL"

The ACL reflects management’s estimate of losses that will result from the inability of our borrowers to make required loan payments. Management uses a systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures. Management considers the effects of past events, current conditions, and reasonable and supportable forecasts on the collectability of the loan portfolio. The Company’s estimate of its ACL involves a high degree of judgment; therefore, management’s process for determining expected credit losses may result in a range of expected credit losses. It is possible that others, given the same information, may at any point in time reach a different reasonable conclusion. The Company’s ACL recorded in the balance sheet reflects management’s best estimate of expected credit losses. The Company recognizes in net income the amount needed to adjust the ACL for management’s current estimate of expected credit losses. See Note 1 – "Basis of Presentation - Significant Accounting Policies" in this Quarterly Report on Form 10-Q for further detailed descriptions of our estimation process and methodology related to the ACL. See also Note 5 — "Allowance for Credit Losses" in this Quarterly Report on Form 10-Q, “Provision for Loan Losses and Nonperforming Assets” in this MD&A. Periods prior to the January 1, 2021 adoption of ASU 2016-13 follow prior accounting guidance for estimated loan losses and may not be comparable.

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2023, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2022 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2023, and financial condition as of June 30, 2023, include the following:

●

Net income of $9.81 million for the quarter was approximately 12.48%, or $1.40 million, lower compared to net income of $11.21 million in the same quarter of 2022. The decrease is primarily attributable to $2.01 million in one-time merger-related costs and $1.61 million in additional credit loss provision both associated with the acquisition of Surrey Bancorp on April 21, 2023.

●	When adjusted for merger-related costs and provisions and other non-recurring items, second quarter net income of $12.95 million, or $0.70 per diluted common share, was an increase of $1.81 million, or 16.20%, from the same quarter last year.
●	Net interest income increased $5.32 million compared to the same quarter in 2022, as increases in interest rates improved net interest margin.
●	Net interest margin of 4.48% is an increase of 70 basis points over the same quarter of 2022. The yield on earning assets increased 91 basis points primarily driven by increased earnings on loans and securities.
●	Interest and fees on loans increased $6.28 million from the same quarter of 2022 and is attributable to both an increase in yield and an increase in average balance compared to the yield and average balance of the prior year. Interest income from securities of $2.06 million was an increase of $506 thousand over the same quarter of 2022 and is attributable to an increase in the portfolio and in yield from the same period of the prior year. Interest income on deposits in banks also increased $117 thousand to $885 thousand for the second quarter, primarily due to a significant increase in overnight rates compared to the second quarter of 2022.
●	Annualized return on average assets was 1.18% for the second quarter and 1.36% for the first six months of 2023 compared to 1.38% and 1.29% for the same periods, respectively of 2022. Annualized return on average common equity was 8.04% for the second quarter and 9.48% for the first six months of 2023 compared to 10.61% and 9.80% for the same periods, respectively of 2022.
●	The Company completed the strategic acquisition of Surrey Bancorp, on April 21, 2023. Total assets of $466.25 million were acquired in the transaction increasing the Company's consolidated assets to $3.39 billion. In addition, the Company issued 2.99 million common shares in the purchase resulting in an increase in capital of $71.37 million. The purchase transaction created $14.38 million in goodwill and $12.7 million in other intangible assets. Other major balance sheet components increased in the transaction with $239.08 million acquired in loans and $403.64 million in deposits.
●	The Company’s loan portfolio increased by $220.88 million, or 9.20% from December 31, 2022. Excluding the Surrey transaction, the loan portfolio decreased approximately $18.20 million, or 0.76%.
●	Deposits increased $173.86 million, or 6.49% from year-end 2022. Excluding the Surrey transaction, deposits decreased approximately $229.77 million, or 8.58% from December 31, 2022.
●	The Company repurchased 279,567 common shares during the second quarter of 2023 for a total cost of $7.69 million. Share repurchases had been stopped in the fourth quarter of 2022 in anticipation of the now completed acquisition of Surrey Bancorp and not restarted until the second quarter of 2023.
●	Non-performing loans to total loans increased slightly to 0.71% from 0.65% that was reported at March 31, 2023. The Company experienced net charge-offs for the second quarter of 2023 of $728 thousand, or 0.11% of annualized average loans, compared to net recoveries of $258 thousand, or 0.05% of annualized average loans for the same period in 2022.
●	The allowance for credit losses to total loans was 1.38% at June 30, 2023 compared to 1.29% for the first quarter of 2023.
●	Accumulated other comprehensive loss of $14.46 million at June 30, 2023, is primarily attributable to a relatively small decline in the market value of investment securities compared to book value after the significant increases in benchmark interest rates of the last six quarters.
●	Book value per share at June 30, 2023, was $26.29, an increase of $0.28 from year-end 2022.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

Net income	$9,814	$11,213	$(1,399)	-12.48%	$21,596	$20,728	$868	4.19%

Basic earnings per common share	0.53	0.67	(0.14)	-20.90%	1.25	1.24	0.01	0.81%
Diluted earnings per common share	0.55	0.67	(0.12)	-17.91%	1.26	1.24	0.02	1.61%

Return on average assets	1.18%	1.38%	-0.20%	-14.49%	1.36%	1.29%	0.07%	5.43%
Return on average common equity	8.04%	10.61%	-2.57%	-24.22%	9.48%	9.80%	-0.32%	-3.27%

Three-Month Comparison.

Net income decreased $1.40 million in the second quarter of 2023 compared to the same period in 2022. The decrease is primarily attributable to $3.60 million in additional credit loss provision as well as an increase in noninterest expense of $3.42 million over the same period in 2022.  The decreases in income were offset by an increase in net interest income of $5.32 million over the same quarter in 2022.  The increase in provision for credit losses was partly due to $1.61 million for the day two provision for the Surrey portfolio and noninterest expense included $2.01 million in merger expenses related to the Surrey acquisition as well.

Six - Month Comparison .

Net income increased $868 thousand in the first six months  of 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in net interest income of $9.57 million compared to the same period in 2022.  Net interest income totaled $62.27 million for the first six months of 2023 compared to $52.70 million for the same period of 2022. The increase in net interest income was offset by an increase in the provision for credit losses of $3.38 million and an increase in noninterest expense of $4.24 million over the same period in 2022.  As noted above the increase in provision for credit losses was partly due to $1.61 million for the day two provision for the Surrey portfolio and noninterest expense included $2.39 million in merger expenses related to the Surrey acquisition as well.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,570,477	$31,997	4.99%	$2,273,844	$25,714	4.54%
Securities available for sale	318,263	2,099	2.65%	280,823	1,597	2.28%
Interest-bearing deposits	63,322	885	5.61%	377,931	769	0.82%
Total earning assets	2,952,062	34,981	4.75%	2,932,598	28,080	3.84%
Other assets	382,162			331,774
Total assets	$3,334,224			$3,264,372

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$712,943	$34	0.02%	$698,978	$29	0.02%
Savings deposits	861,315	1,306	0.61%	895,370	67	0.03%
Time deposits	282,229	590	0.84%	331,555	326	0.39%
Total interest-bearing deposits	1,856,487	1,930	0.42%	1,925,903	422	0.09%
Borrowings
Retail repurchase agreements	1,693	1	0.06%	2,105	1	0.08%
Federal funds purchased	5,927	76	5.14%	-	-	-
Total borrowings	7,620	77	3.94%	2,105	1	0.08%
Total interest-bearing liabilities	1,864,107	2,007	0.43%	1,928,008	423	0.09%
Noninterest-bearing demand deposits	939,902			874,507
Other liabilities	40,705			38,106
Total liabilities	2,844,714			2,840,621
Stockholders' equity	489,510			423,751
Total liabilities and stockholders' equity	$3,334,224			$3,264,372
Net interest income, FTE(1)		$32,974			$27,657
Net interest rate spread			4.32%			3.75%
Net interest margin, FTE(1)			4.48%			3.78%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $884 thousand and $870 thousand for the three months ended June 30, 2023 and 2022, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,482,606	$59,695	4.85%	$2,237,128	$50,412	4.54%
Securities available for sale	317,503	4,239	2.69%	211,285	2,397	2.29%
Interest-bearing deposits	52,219	1,350	5.21%	460,864	1,018	0.45%
Total earning assets	2,852,328	65,284	4.62%	2,909,277	53,827	3.73%
Other assets	352,643			330,003
Total assets	$3,204,971			$3,239,280

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$689,823	$60	0.02%	$689,149	$57	0.02%
Savings deposits	844,459	1,790	0.43%	888,371	133	0.03%
Time deposits	276,752	798	0.58%	339,186	718	0.43%
Total interest-bearing deposits	1,811,034	2,648	0.29%	1,916,706	908	0.10%
Borrowings
Retail repurchase agreements	1,889	1	0.06%	2,050	1	0.08%
Federal funds purchased	5,326	135	5.11%	-	-	-
Total borrowings	7,215	136	3.80%	2,050	1	0.08%
Total interest-bearing liabilities	1,818,249	2,784	0.31%	1,918,756	909	0.10%
Noninterest-bearing demand deposits	889,253			855,321
Other liabilities	38,204			38,529
Total liabilities	2,745,706			2,812,606
Stockholders' equity	459,265			426,674
Total liabilities and stockholders' equity	$3,204,971			$3,239,280
Net interest income, FTE(1)		$62,500			$52,918
Net interest rate spread			4.31%			3.64%
Net interest margin, FTE(1)			4.42%			3.67%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.08 million and $1.74 million the first six months ended June 30, 2023 and 2022, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2023 Compared to 2022				June 30, 2023 Compared to 2022
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$6,672	$5,153	$(5,542)	$6,283	$5,532	$3,380	$371	$9,283
Securities available-for-sale	423	507	(428)	502	1,205	424	213	1,842
Interest-bearing deposits with other banks	(1,273)	8,976	(7,587)	116	(903)	10,897	(9,662)	332
Total interest earning assets	5,822	14,636	(13,557)	6,901	5,834	14,701	(9,078)	11,457

Interest paid on
Demand deposits	1	9	(5)	5	-	3	-	3
Savings deposits	(5)	2,567	(1,323)	1,239	(7)	1,750	(86)	1,657
Time deposits	(96)	730	(370)	264	(132)	260	(48)	80
Federal funds purchased	-	-	76	76	-	-	135	135
Retail repurchase agreements	-	-	-	-	-	-	-	-
Wholesale repurchase agreements	-	-	-	-	-	-	-	-
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(100)	3,306	(1,622)	1,584	(139)	2,013	1	1,875

Change in net interest income(1)	$5,922	$11,330	$(11,935)	$5,317	$5,973	$12,688	$(9,079)	$9,582

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 78.91% of total net interest and noninterest income in the second quarter of 2023 compared to 75.68% in the same quarter of 2022. Net interest income on a GAAP basis increased $5.32 million, or 19.29%, compared to an increase of $5.31 million, or 19.22%, on a FTE basis. The net interest margin on a FTE basis increased 70 basis points and the net interest spread on a FTE basis increased 57 basis points. The increase was primarily driven by increases in both average balances and rates for loans and securities available for sale.  The average balance for loans increased $296.63 million, while the yield increased 45 basis points resulting in a tax effected increase in interest on loans of $6.28 million compared to 2022.  The average balance for securities available for sale increased $37.44 million and the yield increased 37 basis points resulting in a tax effected increase to interest on securities available for sale of $502 thousand compared to 2022.

Average earning assets increased $19.46 million, or 0.66%, primarily due to an increase in average loans and average securities available for sale as noted above.  The increase in average loans and deposits was offset by a decrease in average interest-bearing deposits with banks of $314.61 million. The yield on earning assets increased 91 basis points, or 23.70% primarily due an increase in rates as compared to the same period of 2022. The average loan to deposit ratio increased to 91.92% from 81.20% reported in the same quarter of 2022. Non-cash accretion income increased slightly to $884 thousand from $870 thousand reported in the same quarter of 2022.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $63.90 million, or 3.31%, primarily due to a decrease in deposits. Time deposits decreased $49.33 million, or 14.88% and savings deposits decreased $34.06 million or 3.80%.  The decreases were offset by an increase in interest-bearing demand deposits of $13.97 million, or 2.00%.  The yield on interest-bearing liabilities increased 34 basis points and is primarily due to rate increases throughout 2022 and 2023.

Six-Month Comparison.

Net interest income comprised 78.19% of total net interest and noninterest income for the  six months ended June 30, 2023 compared to 74.49% in the same period of 2022. Net interest income on a GAAP basis increased $9.57 million, or 18.17%, compared to an increase of $9.58 million, or 18.11%, on a FTE basis. The net interest margin on a FTE basis increased 75 basis points and the net interest spread on a FTE basis increased 67 basis points. The increase was primarily driven by increases in both average balances and rates for loans and securities available for sale.  The average balance for loans increased $245.48 million, while the yield increased 31 basis points resulting in a tax effected increase in interest on loans of $9.28 million compared to 2022.  The average balance for securities available for sale increased $106.22 million and the yield increased 40 basis points resulting in a tax effected increase to interest on securities available for sale of $1.84 million compared to 2022.

Average earning assets decreased $56.95 million, or 1.96%, primarily due to a decrease in interest-bearing deposits with banks of $408.65 million, or 88.67%.  This decrease was offset by an increase in average loans and average securities available for sale as noted above.  The yield on earning assets increased 89 basis points, or 23.86%, primarily due to significant increase in rates as compared to the same period of 2022. The average loan to deposit ratio increased to 91.94% from 80.70% in the same quarter of 2022. Non-cash accretion income decreased $659 thousand, or 37.96% to $1.08 million.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $100.51 million, or 5.24%, primarily due to a decrease in deposits. Time deposits decreased $62.43 million, or 18.41% and savings deposits decreased $43.91 million or 4.94%.  The yield on interest-bearing liabilities increased 21 basis points and is primarily due to rate increases throughout 2022 and the first quarter of 2023.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations increased $3.60 million, in the second quarter of 2023 compared to the same quarter of 2022. Provision for credit losses for loans of $4.11 million was recorded in the second quarter of 2023 compared to the provision of $510 thousand recorded in the same period of 2022.   The increase in provision is commensurate with changes in economic forecasts and growth in the loan portfolio associated with the acquisition of Surrey Bancorp on April 21, 2023. $1.61 million of the provision is attributable to day two provision for the Surrey portfolio.  There was no provision recorded for loan commitments during the second quarter of 2023.

Six-Month Comparison. The provision charged to operations increased $3.38 million, in the six months ended of June 30, 2023 compared to the six months ended of June 30, 2022. The Provision expense of $5.85 million was comprised of $6.08 million related to loans and a recovery of provision of $232 thousand for loan commitments.  Provision for credit losses for loans of $6.08 million was recorded in the six months ended of June 30, 2023 compared to the provision of $2.47 million recorded in the six months ended of June 30, 2022.   The increase in provision is commensurate with changes in economic forecasts and growth in the loan portfolio associated with the acquisition of Surrey Bancorp on April 21, 2023.  As noted above, $1.61 million of the provision is attributable to day two provision for the Surrey portfolio.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
(Amounts in thousands)
Wealth management	$965	$993	$(28)	-2.82%	$1,982	$1,965	$17	0.87%
Service charges on deposits	3,471	3,672	(201)	-5.47%	6,630	7,170	(540)	-7.53%
Other service charges and fees	3,460	3,297	163	4.94%	6,542	6,314	228	3.61%
Gain on sale of securities	(28)	-	(28)	N/M	(21)	-	(21)	N/M
Other operating income	917	892	25	2.80%	2,235	2,599	(364)	-14.01%
Total noninterest income	$8,785	$8,854	$(69)	-0.78%	$17,368	$18,048	$(680)	-3.77%

Three-Month Comparison. Noninterest income comprised 21.09% of total net interest and noninterest income in the second quarter of 2023 compared to 24.32% in the same quarter of 2022. Noninterest income decreased $69 thousand or 0.78%.  The decrease is primarily driven by a $201 thousand decrease in services charges on deposits compared to the same quarter of 2022 The decrease in service charges on deposits was primarily driven by a decrease in the volume of overdraft fees.  The decrease in service charges on deposits was offset by an increase in other services charges and fees of $163 thousand from the same period of  2022.  The increase in other service charges and fees was primarily driven by an increase in interchange income.

Six-Month Comparison. Noninterest income comprised 21.81% of total net interest and noninterest income in the six months ended of June 30, 2023 compared to 25.51% in the six months ended of June 30, 2022. Noninterest income decreased $680 thousand or 3.77%.  The decrease was primarily driven by a $540 thousand decrease in service charges on deposits compared to the same period of 2022 and was primarily the result of a decrease in the volume of overdraft fees.  In addition, the decrease in noninterest income was the result of  a $394 thousand gain for the sale of bank-owned property reported in other operating income in the six months ended of June 30, 2022.  The decreases were offset by an increase in other service charges of  $228 thousand compared to the six months ended of June 30, 2022.  The increase in other service charges was primarily driven by an increase in interchange income.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$12,686	$11,518	$1,168	10.14%	$24,281	$23,189	$1,092	4.71%
Occupancy expense	1,276	1,165	111	9.53%	2,444	2,434	10	0.41%
Furniture and equipment expense	1,508	1,496	12	0.80%	2,909	3,110	(201)	-6.46%
Service fees	2,284	2,563	(279)	-10.89%	4,303	4,066	237	5.83%
Advertising and public relations	846	577	269	46.62%	1,489	1,117	372	33.30%
Professional fees	281	544	(263)	-48.35%	608	997	(389)	-39.02%
Amortization of intangibles	425	360	65	18.06%	659	717	(58)	-8.09%
FDIC premiums and assessments	423	257	166	64.59%	743	475	268	56.42%
Merger expense	2,014	-	2,014	-	2,393	-	2,393	-
Other operating expense	2,928	2,775	153	5.51%	5,655	5,136	519	10.11%
Total noninterest expense	$24,671	$21,255	$3,416	16.07%	$45,484	$41,241	$4,243	10.29%

Three-Month Comparison. Noninterest expense increased $3.42 million, or 16.07%, in the second quarter of 2023 compared to the same quarter of 2022. The Company recorded merger expenses of $2.01 million for the quarter related to the Surrey Bancorp acquisition.  Also, contributing to the overall increase, was an increase in salaries and benefits of $1.17 million, or 10.14%.  The increase in salaries and benefits is partly attributable to the acquisition of Surrey Bankcorp.

Six-Month Comparison. Noninterest expense increased $4.24 million, or 10.29%, in the six months ended of June 30, 2023 compared to the six months ended of June 30, 2022. The Company recorded merger expenses of $2.39 million for the first six months of 2023 related to the Surrey Bancorp acquisition.  Also, contributing to the overall increase, was an increase in salaries and benefits of $1.09 million, or 4.71%.  The increase in salaries and benefits is partly attributable to the acquisition of Surrey Bankcorp.

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

Three-Month Comparison. Income tax expense decreased $366 thousand, or 10.69% and was primarily due to the decrease in pre-tax income.  The effective tax rate increased to 23.75% in the second quarter of 2023 from 23.39% in the same quarter of 2022.

Six-Month Comparison. Income tax expense increased $407 thousand, or 6.45% and was primarily due to the increase in pre-tax income.  The effective tax rate increased to 23.72% in the six months ended of June 30, 2023 from 23.33% in the six months ended of June 30, 2022.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(Amounts in thousands)
Net interest income, GAAP	$32,862	$27,547	$62,274	$52,700
FTE adjustment(1)	112	110	226	218
Net interest income, FTE	32,974	27,657	62,500	52,918

Net interest margin, GAAP	4.46%	3.77%	4.39%	3.66%
FTE adjustment(1)	0.02%	0.01%	0.03%	0.01%
Net interest margin, FTE	4.48%	3.78%	4.42%	3.67%

(1) FTE basis of 21%.

Financial Condition

Total assets as of June 30, 2023, increased $255.87 million, or 8.16%, from December 31, 2022.  Total liabilities increased $179.13 million, or 6.60%, and stockholders' equity increased $76.74 million or 18.18%.  The primary driver for the change in the balance sheet components was the acquisition of Surrey Bancorp on April 21, 2023.  Total assets of $466.25 million were acquired in the transaction increasing the Company's consolidated assets to $3.39 billion,  In addition, the Company issued 2.99 million common shares in the purchase resulting in an increase in capital of $71.37 million.  The purchase transaction created $14.38 million in goodwill and $12.7 million in other intangible assets.  Other major balance sheet components impacted by the transaction were an increase to loans of $239.08 million and an increase of $403.64 million in deposits.

Excluding the Surrey transaction, total assets decreased $224.76 million primarily due to a decrease in cash and cash equivalents of $194.89 million.  Total liabilities decreased $230.13 million excluding the Surrey transaction primarily due to a decrease in deposits of $229.78 million.

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

Available-for-sale debt securities as of June 30, 2023, increased $14.02 million, or 4.67%, compared to December 31, 2022.  The increase is due to the purchase of $54.27 million in securities primarily comprised of U. S. Treasury Notes.  The purchases were offset by $25.79 million in maturities, prepayments, and calls, as well as the sale of securities of $38.98 million.  Included in the sale of securities was the entire portfolio of Surrey with an acquired fair value of $20.93 million comprised primarily of U. S. Treasury Notes.  A loss of $28 thousand was recognized in the sale of the portfolio.  The market value of debt securities available for sale as a percentage of amortized cost was 94.53% as of June 30, 2023, compared to 93.82% as of December 31, 2022.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of June 30, 2023 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2023		December 31, 2022		June 30, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$112,213	4.28%	$117,174	4.88%	$92,840	4.04%
Commercial and industrial	214,962	8.20%	150,428	6.27%	139,792	6.08%
Multi-family residential	164,017	6.26%	148,026	6.17%	124,274	5.40%
Single family non-owner occupied	228,363	8.71%	206,121	8.59%	195,113	8.48%
Non-farm, non-residential	904,777	34.52%	787,703	32.82%	752,369	32.72%
Agricultural	22,106	0.84%	12,032	0.50%	9,987	0.43%
Farmland	15,822	0.60%	11,779	0.49%	12,833	0.56%
Total commercial loans	1,662,260	63.41%	1,433,263	59.72%	1,327,208	57.71%
Consumer real estate loans
Home equity lines	89,701	3.42%	75,642	3.15%	78,999	3.44%
Single family owner occupied	722,769	27.58%	734,540	30.61%	722,370	31.41%
Owner occupied construction	11,198	0.43%	10,366	0.43%	17,331	0.75%
Total consumer real estate loans	823,668	31.43%	820,548	34.19%	818,700	35.60%
Consumer and other loans
Consumer loans	133,559	5.10%	144,582	6.02%	148,741	6.47%
Other	1,586	0.06%	1,804	0.07%	5,149	0.22%
Total consumer and other loans	135,145	5.16%	146,386	6.09%	153,890	6.69%
Total loans held for investment, net of unearned income	2,621,073	100.00%	2,400,197	100.00%	2,299,798	100.00%
Less: allowance for credit losses	36,177		30,556		29,749
Total loans held for investment, net of unearned income and allowance	$2,584,896		$2,369,641		$2,270,049

Total loans as of June 30, 2023, increased $220.88 million, or 9.20%, compared to December 31, 2022, and was primarily due to the Surrey acquisition with loans acquired totaling $239.08 million.  The largest components of Surrey's portfolio included approximately $98.89 million in non-farm, non-residential loans, $61.47 million in commercial and industrial loans, and $23.03 million in non-owner occupied single family loans.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2023	December 31, 2022	June 30, 2022
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$18,628	$15,208	$17,826
Accruing loans past due 90 days or more	-	142	131
Modified loans past due 90 days or more (1)	-	-	-
TDRs'(2)(3)	-	1,346	515
Total nonperforming loans	18,628	16,696	18,472
OREO	339	703	579
Total nonperforming assets	$18,967	$17,399	$19,051

Additional Information
Total modified loans (1)	$642	$-	$-
Total Accruing TDRs (3)	$-	$7,112	$8,313

Asset Quality Ratios:
Nonperforming loans to total loans	0.71%	0.70%	0.80%
Nonperforming assets to total assets	0.56%	0.55%	0.58%
Allowance for credit losses to nonperforming loans	194.21%	183.01%	161.05%
Allowance for credit losses to total loans	1.38%	1.27%	1.29%

(1)	ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU adopted effective January 1, 2023.
(2)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.22 million and $1.17 million for the periods ended  December 31, 2022, and June 30, 2022, respectively.  They are included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

(3)

Total accruing TDRs exclude nonaccrual TDRs of $1.32 million and $1.43 million for the periods ended  December 31, 2022, and June 30, 2022, respectively.  They are included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

Nonperforming assets as of June 30, 2023, increased $1.57 million, or 9.01%, from December 31, 2022, with the largest increase due to an increase in nonaccrual loans of $3.42 million.  The increase was offset by a decrease of $1.35 million in nonaccrual TDRs that was reported in December 31, 2022.  The adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023, eliminated the accounting guidance for troubled debt restructurings by creditors as provided in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  Therefore, the guidance applied prior to January 1, 2023, is no longer applicable.  OREO decreased $364 thousand, or 51.78% and accruing loans past due 90 days or more decreased $142 thousand from year-end.  As of June 30, 2023, nonaccrual loans were largely attributed to single family owner occupied (53.36%), consumer loans (11.96%), and agricultural (7.98%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $31.09 million as of June 30, 2023, a increase of $1.41 million, or 4.75%, compared to $29.68 million as of December 31, 2022. Delinquent loans as a percent of total loans totaled 1.19% as of June 30, 2023, which includes past due loans (0.48%) and nonaccrual loans (0.71%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. As noted above, ASU 2022-02, eliminated and replaced the accounting guidance for borrowers experiencing financial difficulties previously applied under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, discloses loans for borrowers experiencing financial difficulty as modified loans.  Total loans modified as of June 30, 2023, were $642 thousand.  As of June 30, 2023, the payment status of these loans were all current.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $364 thousand, or 51.78%, as of June 30, 2023, compared to December 31, 2022, and consisted of 6 properties with an average holding period of approximately 19 months. The net loss on the sale of OREO totaled $41 thousand for the six months ended June 30, 2023, compared to a net loss of $421 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2023	2022
(Amounts in thousands)
Beginning balance	$703	$1,015
Additions	79	322
Disposals	(411)	(325)
Valuation adjustments	(32)	(433)
Ending balance	$339	$579

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method.  As of June 30, 2023, the balance of the ACL for loans was $36.18 million, or 1.38% of total loans. The ACL at June 30, 2023, increased $5.62 million from the balance of $30.56 million recorded at December 31, 2022. This increase included a $6.08 million provision offset by net charge-offs for the six months of $2.47 million. Included in the $6.08 million provision was a day two provision of $1.61 million for Surrey loans.  In addition, $2.01 million was added to the reserve for Surrey's purchased credit deteriorated loans.

At June 30, 2023, the Company also had an allowance for unfunded commitments of $964 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first six months of 2023, the Company recorded a recovery for credit losses on unfunded commitments of $232 thousand compared to a provision of $278 thousand  recorded in the same period of 2022.

Deposits

Total deposits as of June 30, 2023, increased $173.86 million, or 6.49%, compared to December 31, 2022.  The increase was primarily attributable to the acquisition of Surrey Bancorp.  The Company acquired $403.64 million in deposits in the transaction; acquiring $158.39 million in demand accounts, $99.32 million in interest-bearing demand, $102.70 million in savings, and $43.23 million in time deposit accounts.  Excluding the Surrey transaction, deposits decreased $229.77 million with the largest decreases occurring in savings of $78.68 million, demand deposits of $55.56 million, and time deposits of $53.79 million.

Total borrowings in the form of retail repurchase agreements as of June 30, 2023, decreased $526 thousand, or 28.07%, compared to December 31, 2022.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2023, the Company’s cash reserves and short-term investment securities totaled $7.14 million and $28.35 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2023, our unencumbered cash totaled $152.66 million, unused borrowing capacity from the FHLB totaled $405.85 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $90.00 million, and unpledged available-for-sale securities totaled $276.49 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2023, increased $76.74 million, or 18.18%, to $498.72 million from $421.99 million as of December 31, 2022. The change in stockholders’ equity was largely due to the acquisition of Surrey Bancorp.  The Company issued 2.99 million shares of common stock in the transaction resulting in an increase to capital of $71.37 million.  In addition, capital increased due to net income of $21.60 million and by other comprehensive income of $1.26 million.  The increases were offset by dividends declared on our common stock of $10.27  million and the repurchase of our common stock totaling $7.69 million.  Book value per share at June 30, 2023, was $26.29, a increase of $0.28 from year-end 2022.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2022 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2023		December 31, 2022
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.38%	12.50%	13.37%	11.69%
Tier 1 risk-based capital ratio	14.38%	12.50%	13.37%	11.69%
Total risk-based capital ratio	15.64%	13.76%	14.62%	12.94%
Tier 1 leverage ratio	11.15%	9.69%	10.17%	8.79%

Our risk-based capital ratios as of June 30, 2023, increased from December 31, 2022, primarily due to an increase in capital. The increase in capital was primarily due to the acquisition of Surrey and the issuance of 2.99 million shares of common stock in the transaction resulting in an increase to capital of $71.37 million.  As of June 30, 2023, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2023.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2023	December 31, 2022
(Amounts in thousands)
Commitments to extend credit	$313,233	$278,926
Standby letters of credit and financial guarantees (1)	116,583	119,681
Total off-balance sheet risk	$429,816	$398,607

(1)	Includes FHLB letters of credit

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

As of June 30, 2023, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 475 to 525 basis points.   In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	June 30, 2023		December 31, 2022
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$796	0.6%	$214	0.2%
100	365	0.3%	79	0.6%
(100)	(4,099)	(2.9)%	(5,644)	-4.5%
(200)	(9,822)	(7.0)%	(12,849)	-10.4%

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

Most LIBOR settings ceased to be published after June 30, 2023.  The Company had discontinued originating LIBOR-based variable rate loans in 2018 in favor of U. S. Treasury rates.  The Company has substituted an alternative reference rate published  by the U. S. Treasury for any remaining loans tied to LIBOR.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2023 the Company purchased 279,567 shares of its commons stock compared to 283,507 shares purchased during the same quarter of 2022.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan

April 1-30, 2023	-	$-	-	744,497
May 1-31, 2023	124,100	25.00	124,100	620,397
June 1-30, 2023	155,467	29.51	155,467	464,930
Total	279,567	$27.51	279,567

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the quarter ended June 30, 2023, none of the Company’s directors or executive officers has adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	Exhibits

2.1

Agreement and Plan of Reincorporation and Merger between First Community Bancshares, Inc. and First Community Bankshares, Inc., incorporated by reference to Appendix A of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018

2.2

Agreement and Plan of Merger between First Community Bankshares, Inc. and Highlands Bankshares, Inc., incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated and filed September 11, 2019.

2.3	Agreement and Plan of Merger between First Community Bankshares, Inc. and Surrey Bancorp, incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated and filed November 18, 2022.
3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated and filed October 2, 2018
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2023, (Unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  August 4, 2023.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)