Form 10-Q
period 2023-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2023-11-06
CIK 859070

plan

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
or

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
☐ Yes ☑ No

As of October 30, 2023, there were 18,535,770 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2023	2022(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$71,666	$63,044
Federal funds sold	40,204	105,636
Interest-bearing deposits in banks	1,527	2,166
Total cash and cash equivalents	113,397	170,846
Debt securities available for sale	275,332	300,349
Loans held for investment, net of unearned income	2,593,472	2,400,197
Allowance for credit losses	(36,031)	(30,556)
Loans held for investment, net	2,557,441	2,369,641
Premises and equipment, net	51,205	47,340
Other real estate owned	243	703
Interest receivable	10,428	9,279
Goodwill	143,946	129,565
Other intangible assets	15,681	4,176
Other assets	116,552	103,673
Total assets	$3,284,225	$3,135,572

Liabilities
Deposits
Noninterest-bearing	$944,301	$872,168
Interest-bearing	1,801,835	1,806,647
Total deposits	2,746,136	2,678,815
Securities sold under agreements to repurchase	1,029	1,874
Interest, taxes, and other liabilities	41,393	32,898
Total liabilities	2,788,558	2,713,587

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,502,121 shares issued and 18,671,470 outstanding at September 30, 2023; 24,477,471 shares issued and 16,225,399 outstanding at December 31, 2022	18,671	16,225
Additional paid-in capital	180,951	128,508
Retained earnings	313,489	292,971
Accumulated other comprehensive loss	(17,444)	(15,719)
Total stockholders' equity	495,667	421,985
Total liabilities and stockholders' equity	$3,284,225	$3,135,572

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2023	2022	2023	2022
Interest income
Interest and fees on loans	$33,496	$26,405	$93,051	$76,697
Interest on securities -- taxable	1,765	1,610	5,597	3,539
Interest on securities -- tax-exempt	147	175	471	547
Interest on deposits in banks	697	1,532	2,044	2,548
Total interest income	36,105	29,722	101,163	83,331
Interest expense
Interest on deposits	2,758	380	5,406	1,288
Interest on short-term borrowings	-	-	136	1
Total interest expense	2,758	380	5,542	1,289
Net interest income	33,347	29,342	95,621	82,042
Provision for credit losses	1,109	685	6,956	3,156
Net interest income after provision for loan losses	32,238	28,657	88,665	78,886
Noninterest income
Wealth management	1,145	932	3,127	2,897
Service charges on deposits	3,729	3,689	10,359	10,859
Other service charges and fees	3,564	2,988	10,106	9,302
Loss on sale of securities	-	-	(21)	-
Divestiture gain	-	1,658	-	1,658
Other operating income	1,184	683	3,419	3,282
Total noninterest income	9,622	9,950	26,990	27,998
Noninterest expense
Salaries and employee benefits	12,673	12,081	36,954	35,270
Occupancy expense	1,271	1,188	3,715	3,622
Furniture and equipment expense	1,480	1,478	4,389	4,588
Service fees	2,350	1,635	6,653	5,701
Advertising and public relations	968	718	2,457	1,835
Professional fees	172	208	780	1,205
Amortization of intangibles	536	365	1,195	1,082
FDIC premiums and assessments	392	321	1,135	796
Merger expenses	-	-	2,393	-
Divestiture expenses	-	153	-	153
Other operating expense	3,071	2,998	8,726	8,134
Total noninterest expense	22,913	21,145	68,397	62,386
Income before income taxes	18,947	17,462	47,258	44,498
Income tax expense	4,307	4,111	11,022	10,419
Net income	$14,640	$13,351	$36,236	$34,079

Earnings per common share
Basic	$0.78	$0.82	$2.03	$2.05
Diluted	0.79	0.81	2.06	2.05
Weighted average shares outstanding
Basic	18,786,032	16,378,022	17,816,505	16,617,766
Diluted	18,831,836	16,413,202	17,857,494	16,654,697

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Amounts in thousands)
Net income	$14,640	$13,351	$36,236	$34,079
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized losses on debt securities	(3,776)	(9,355)	(2,206)	(21,802)
Reclassification adjustment for losses recognized in net income	-	-	21	-
Net unrealized losses on available-for-sale debt securities	(3,776)	(9,355)	(2,185)	(21,802)
Employee benefit plans:
Net actuarial loss	(32)	(1)	(95)	(424)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	32	34	95	101
Net unrealized gains (losses) on employee benefit plans	-	33	-	(323)
Other comprehensive loss, before tax	(3,776)	(9,322)	(2,185)	(22,125)
Income tax benefit	(793)	(1,957)	(460)	(4,646)
Other comprehensive loss, net of tax	(2,983)	(7,365)	(1,725)	(17,479)
Total comprehensive income	$11,657	$5,986	$34,511	$16,600

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2023 and 2022

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance July, 1 2022	-	$-	16,502,144	$16,502	$136,705	$276,499	$(11,660)	$418,046
Net income	-	-	-	-	-	13,351	-	13,351
Other comprehensive loss	-	-	-	-	-	-	(7,365)	(7,365)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(4,754)	-	(4,754)
Equity-based compensation expense	-	-	-	-	52	-	-	52
Common stock options exercised	-	-	2,443	2	182	-	-	184
Issuance of common stock to 401(k) plan	-	-	3,990	4	123	-	-	127
Repurchase of common shares at $31.36 per share	-	-	(235,400)	(235)	(7,148)	-	-	(7,383)
Balance September 30, 2022	-	$-	16,273,177	$16,273	$129,914	$285,096	$(19,025)	$412,258

Balance July, 1 2023	-	$-	18,969,281	$18,969	$189,917	$304,295	$(14,461)	$498,720
Net income	-	-	-	-	-	14,640	-	14,640
Other comprehensive loss	-	-	-	-	-	-	(2,983)	(2,983)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,446)	-	(5,446)
Equity-based compensation expense	-	-	-	-	82	-	-	82
Common stock options exercised	-	-	1,201	1	22	-	-	23
Repurchase of common shares at $31.33 per share	-	-	(299,012)	(299)	(9,070)	-	-	(9,369)
Balance September 30, 2023	-	$-	18,671,470	$18,671	$180,951	$313,489	$(17,444)	$495,667

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Nine MONTHS ENDED

September 30, 2023 and 2022

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2022	-	$-	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	-	-	-	-	-	34,079	-	34,079
Other comprehensive loss	-	-	-	-	-	-	(17,479)	(17,479)
Common dividends declared -- $0.83 per share	-	-	-	-	-	(13,807)	0	(13,807)
Equity-based compensation expense	-	-	25,137	25	511	-	-	536
Common stock options exercised	-	-	6,979	7	150	-	-	157
Issuance of common stock to 401(k) plan	-	-	13,748	14	401	-	-	415
Repurchase of common shares at $29.83 per share	-	-	(650,907)	(651)	(18,767)	-	-	(19,418)
Balance September 30, 2022	-	$-	16,273,177	$16,273	$129,914	$285,096	$(19,025)	$412,258

Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Surrey acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	36,236	-	36,236
Other comprehensive loss	-	-	-	-	-	-	(1,725)	(1,725)
Common dividends declared -- $0.87 per share	-	-	-	-	-	(15,718)	-	(15,718)
Equity-based compensation expense	-	-	24,243	25	491	-	-	516
Common stock options exercised	-	-	3,359	3	67	-	-	70
Issuance of common stock to 401(k) plan	-	-	262	-	8	-	-	8
Repurchase of common shares at $29.48 per share	-	-	(578,579)	(579)	(16,480)	-	-	(17,059)
Balance September 30, 2023	-	$-	18,671,470	$18,671	$180,951	$313,489	$(17,444)	$495,667

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2023	2022
Operating activities
Net income	$36,236	$34,079
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	6,956	3,156
Depreciation and amortization of premises and equipment	2,934	3,205
Accretion of discounts on investments	(2,263)	(26)
Amortization of intangible assets	1,195	1,082
Accretion on acquired loans	(1,951)	(2,224)
Gain on divestiture	-	(1,658)
Equity-based compensation expense	516	536
Issuance of common stock to 401(k) plan	8	415
Gain on sale of premises and equipment, net	(190)	(772)
Loss on sale of other real estate owned	94	423
Net loss on sale of securities	21	-
Increase in accrued interest receivable	(1,149)	(445)
Decrease in other operating activities	4,426	3,757
Net cash provided by operating activities	46,833	41,528
Investing activities
Proceeds from sale of securities available for sale	38,979	-
Proceeds from maturities, prepayments, and calls of securities available for sale	75,898	19,855
Payments to acquire securities available for sale	(68,868)	(264,960)
Net decrease (increase) in loans	43,575	(197,035)
Purchase of FHLB stock, net	(876)	(240)
Proceeds from bank owned life insurance	-	1,046
Cash provided by (used in) divestitures and acquisitions, net	176,684	(59,039)
Proceeds from sale of premises and equipment	1,828	1,542
Payments to acquire premises and equipment	(2,252)	(750)
Proceeds from sale of other real estate owned	616	471
Net cash provided by (used in) investing activities	265,584	(499,110)
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(86,256)	54,024
Decrease in interest-bearing deposits, net	(250,058)	(12,140)
(Repayments) proceeds from securities sold under agreements to repurchase, net	(845)	422
Proceeds from stock options exercised	70	157
Payments for repurchase of common stock	(17,059)	(19,418)
Payments of common dividends	(15,718)	(13,807)
Net cash (used in) provided by financing activities	(369,866)	9,238
Net decrease in cash and cash equivalents	(57,449)	(448,344)
Cash and cash equivalents at beginning of period	170,846	677,439
Cash and cash equivalents at end of period	$113,397	$229,095

Supplemental disclosure -- cash flow information
Cash paid for interest	$5,297	$1,728
Cash paid for income taxes	5,585	4,090

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	270	438
Loans originated to finance other real estate owned	20	-
Increase in accumulated other comprehensive income (loss), net of taxes	(1,725)	(17,479)
Acquisition of Surrey Bancorp	See Note 2	-

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

Use of Estimates

Preparation of the condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that require the most subjective or complex judgments relate to fair value measurements, the allowance for credit losses, goodwill and other intangible assets, and income taxes. A discussion of the Company’s application of critical accounting estimates is included in “Critical Accounting Estimates” in Item 2 of this report.

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities and does not record an allowance for credit losses on accrued interest receivable.  As of September 30, 2023, the accrued interest receivable for investment securities available for sale was $1.07 million.

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

The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on accrued interest receivable. As of  September 30, 2023, the accrued interest receivable for loans was $9.35 million.

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

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. Management has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  September 30, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $758 thousand.

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

The Surrey transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.  The Company incurred a total of $2.99 million in merger expenses related to the Surrey transaction, $596 thousand was recorded in the last quarter of 2022 and $2.39 million in the first nine months of 2023. These costs were primarily related to data conversion, investment banking fees, and legal fees.

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

When loans are acquired they are identified as either purchased credit deteriorated PCD or non-PCD.  PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since the origination of the loans as of the acquisition date.  The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise.  Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.  The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated loan losses for acquired loans are determined using methodologies and applying estimates and assumptions similar to originated performing loans.  The fair value of purchased loans with credit deterioration was $101.42 million on the date of acquisition with the gross contractual amount totaling $111.22 million.  The Company estimates that $2.01 million of contractual cash flows specific to the purchased loans with credit deterioration will not be collected.  Non purchased credit deteriorated loans acquired had a fair value of $137.55 million with a gross contractual value of $143.55 million.

	As recorded by	Fair Value		As recorded by
(Amounts in thousands)	Surrey	Adjustments		the Company
Assets
Cash and cash equivalents	$176,700	$-		$176,700
Securities available for sale	22,027	(1,093)	( a )	20,934
Loans held for investment, net of allowance and mark	251,944	(12,864)	( b )	239,080
Premises and equipment	5,501	774	( c )	6,275
Other assets	10,787	(229)	( d ), ( e )	10,558
Intangible assets	-	12,700	( f )	12,700
Total assets	$466,959	$(712)		$466,247

LIABILITIES
Deposits:
Noninterest-bearing	$158,389	$-		$158,389
Interest-bearing	246,460	(1,214)	( g )	245,246
Total deposits	404,849	(1,214)		403,635
Long term debt	-	-		-
Other liabilities	6,004	(381)	( h )	5,623
Total liabilities	410,853	(1,595)		409,258

Net identifiable assets acquired over liabilities assumed	56,106	883		56,989

Goodwill	-	14,381		14,381
Net assets acquired over liabilities assumed	$56,106	$15,264		$71,370

Consideration:
First Community Bankshares, Inc. common stock issued				2,996,786
Purchase price per share of the Company's common stock				$23.81
Fair value of Company common stock issued				71,354
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$71,370

Explanation of fair value adjustments:

(a)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired investment portfolio.
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

No adjustments have been made to the pro formas to eliminate the recovery of provision for credit losses for the quarter and year-to-date periods ended September 30, 2022 of Surrey in the amounts of $37 thousand and $1.12 million, respectively .  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts below:

	ProForma
	Three months ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Total revenues (net interest income plus noninterest income)	$42,969	$44,669	$122,611	$123,566
Net adjusted income available to the common shareholder	$14,640	$15,554	$38,493	$39,535

Note 3. Debt Securities

There was no allowance for credit losses for debt securities as of  September 30, 2023; therefore, it is not presented in the table below.  The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$-	$(9)	$5,741
U.S. Treasury securities	146,929	-	(2,009)	144,920
Municipal securities	19,951	-	(550)	19,401
Corporate notes	28,559	-	(2,310)	26,249
Agency mortgage-backed securities	96,102	-	(17,081)	79,021
Total	$297,291	$-	$(21,959)	$275,332

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$—	$(15)	$1,485
U.S. Treasury securities	161,617	-	(4,353)	157,264
Municipal securities	23,480	21	(192)	23,309
Corporate notes	37,046	—	(2,189)	34,857
Agency mortgage-backed securities	96,480	3	(13,049)	83,434
Total	$320,123	$24	$(19,798)	$300,349

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2023
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$157,238	$155,191
Due after one year but within five years	43,357	40,550
Due after five years but within ten years	594	570
	201,189	196,311
Agency mortgage-backed securities	96,102	79,021
Total debt securities available for sale	$297,291	$275,332

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,741	$(9)	$-	$-	$5,741	$(9)
U.S. Treasury securities	11,301	(39)	132,373	(1,970)	143,674	(2,009)
Municipal securities	13,165	(261)	5,391	(289)	18,556	(550)
Corporate notes	-	-	26,249	(2,310)	26,249	(2,310)
Agency mortgage-backed securities	4,545	(167)	74,476	(16,914)	79,021	(17,081)
Total	$34,752	$(476)	$238,489	$(21,483)	$273,241	$(21,959)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,485	$(15)	$—	$—	$1,485	$(15)
U.S. Treasury securities	157,264	(4,353)	—	—	157,264	(4,353)
Municipal securities	12,347	(192)	—	—	12,347	(192)
Corporate notes	32,368	(2,172)	2,489	(17)	34,857	(2,189)
Agency mortgage-backed securities	64,993	(8,824)	18,305	(4,225)	83,298	(13,049)
Total	$268,457	$(15,556)	$20,794	$(4,242)	$289,251	$(19,798)

There were 145 individual debt securities in an unrealized loss position as of September 30, 2023, and the combined depreciation in value represented 7.98% of the debt securities portfolio. There were113 individual debt securities in an unrealized loss position as of December 31, 2022, and their combined depreciation in value represented 6.59% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2023, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities. See Note 1 – Basis of Presentation for further discussion.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

Approximately $38.98 million in securities available for sale have been sold in the first nine months of 2023.  Included in the sale of securities was the entire portfolio of Surrey with an acquired fair value of $20.93 million comprised primarily of U. S. Treasury Notes.  A loss of $28 thousand was recognized in the sale of the portfolio. The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Amounts in thousands)
Gross realized gains	$-	$-	$7	$-
Gross realized losses	-	-	(28)	-
Net gain (loss) on sale of securities	$-	$-	$(21)	$-

The carrying amount of securities pledged for various purposes totaled $145.38 million as of September 30, 2023, and $22.43million as of December 31, 2022.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.74 million as of September 30, 2023, and $1.80 million  as of December 31, 2022. Deferred loan fees, net of loan costs, totaled $7.76 million as of September 30, 2023, and $8.81 million  as of December 31, 2022.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $7.76 million and $8.81 million and unamortized discount related to loans acquired of $16.08 million and $3.80 million for September 30, 2023, and December 31, 2022, respectively.  Accrued interest receivable of $9.35 million as of  September 30, 2023, and $7.94 million  as of  December 31, 2022, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	September 30, 2023		December 31, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$113,790	4.39%	$117,174	4.88%
Commercial and industrial	213,541	8.23%	150,428	6.27%
Multi-family residential	169,245	6.53%	148,026	6.17%
Single family non-owner occupied	230,836	8.90%	206,121	8.59%
Non-farm, non-residential	896,555	34.57%	787,703	32.82%
Agricultural	22,146	0.85%	12,032	0.50%
Farmland	15,997	0.62%	11,779	0.49%
Total commercial loans	1,662,110	64.09%	1,433,263	59.72%
Consumer real estate loans
Home equity lines	88,224	3.40%	75,642	3.15%
Single family owner occupied	703,789	27.14%	734,540	30.61%
Owner occupied construction	10,692	0.41%	10,366	0.43%
Total consumer real estate loans	802,705	30.95%	820,548	34.19%
Consumer and other loans
Consumer loans	126,917	4.89%	144,582	6.02%
Other	1,740	0.07%	1,804	0.07%
Total consumer and other loans	128,657	4.96%	146,386	6.09%
Total loans held for investment, net of unearned income	$2,593,472	100.00%	$2,400,197	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	September 30, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$111,792	$1,567	$431	$-	$-	$113,790
Commercial and industrial	209,349	1,881	2,311	-	-	213,541
Multi-family residential	165,500	3,558	187	-	-	169,245
Single family non-owner occupied	221,021	2,039	7,776	-	-	230,836
Non-farm, non-residential	864,326	19,858	12,371	-	-	896,555
Agricultural	16,497	3,954	1,695	-	-	22,146
Farmland	14,246	498	1,253	-	-	15,997
Consumer real estate loans
Home equity lines	84,681	653	2,890	-	-	88,224
Single family owner occupied	677,149	2,402	24,238	-	-	703,789
Owner occupied construction	10,692	-	-	-	-	10,692
Consumer and other loans
Consumer loans	124,372	8	2,537	-	-	126,917
Other	1,740	-	-	-	-	1,740
Total loans	$2,501,365	$36,418	$55,689	$-	$-	$2,593,472

	December 31, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$115,972	$853	$349	$-	$-	$117,174
Commercial and industrial	147,543	920	1,965	-	-	150,428
Multi-family residential	143,859	3,946	221	-	-	148,026
Single family non-owner occupied	195,775	2,303	8,043	-	-	206,121
Non-farm, non-residential	761,154	14,903	11,646	-	-	787,703
Agricultural	11,722	47	263	-	-	12,032
Farmland	9,868	573	1,338	-	-	11,779
Consumer real estate loans
Home equity lines	72,927	288	2,427	-	-	75,642
Single family owner occupied	706,952	1,958	25,630	-	-	734,540
Owner occupied construction	10,204	-	162	-	-	10,366
Consumer and other loans
Consumer loans	141,551	11	3,020	-	-	144,582
Other	1,804	-	-	-	-	1,804
Total loans	$2,319,331	$25,802	$55,064	$-	$-	$2,400,197

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development and other land
Pass	$9,463	$66,682	$21,568	$4,214	$2,768	$4,409	$2,688	$111,792
Special mention	-	1,328	-	156	-	83	-	1,567
Substandard	-	-	-	-	181	250	-	431
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,463	$68,010	$21,568	$4,370	$2,949	$4,742	$2,688	$113,790
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$34,735	$68,271	$21,700	$12,935	$6,447	$14,313	$50,948	$209,349
Special mention	-	466	19	9	377	910	100	1,881
Substandard	120	395	401	110	540	745	-	2,311
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$34,855	$69,132	$22,120	$13,054	$7,364	$15,968	$51,048	$213,541
Current period gross write-offs	$-	$169	$143	$37	$32	$-	$-	$381
Multi-family residential
Pass	$3,854	$48,919	$36,874	$30,303	$3,308	$38,420	$3,822	$165,500
Special mention	-	-	-	-	-	3,558	-	3,558
Substandard	-	-	-	-	-	187	-	187
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$3,854	$48,919	$36,874	$30,303	$3,308	$42,165	$3,822	$169,245
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$63,691	$239,671	$151,689	$118,814	$54,564	$224,907	$10,990	$864,326
Special mention	65	588	4,229	1,013	-	13,920	43	19,858
Substandard	1,204	241	1,980	522	3,214	4,989	221	12,371
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$64,960	$240,500	$157,898	$120,349	$57,778	$243,816	$11,254	$896,555
Current period gross write-offs	$-	$8	$-	$-	$-	$4	$-	$12
Agricultural
Pass	$4,441	$4,863	$2,604	$773	$723	$2,203	$890	$16,497
Special mention	29	281	189	10	97	3,348	-	3,954
Substandard	-	24	110	-	1,301	260	-	1,695
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$4,470	$5,168	$2,903	$783	$2,121	$5,811	$890	$22,146
Current period gross write-offs	$-	$59	$-	$10	$13	$8	$-	$90
Farmland
Pass	$1,197	$1,614	$1,641	$950	$766	$7,242	$836	$14,246
Special mention	-	-	106	-	-	392	-	498
Substandard	-	-	-	-	-	1,253	-	1,253
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$1,197	$1,614	$1,747	$950	$766	$8,887	$836	$15,997
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$393	$914	$94	$74	$70	$4,098	$79,038	$84,681
Special mention	-	-	-	-	-	48	605	653
Substandard	-	12	-	27	35	1,827	989	2,890
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$393	$926	$94	$101	$105	$5,973	$80,632	$88,224
Current period gross write-offs	$-	$-	$20	$-	$-	$199	$-	$219
Single family Mortgage
Pass	$42,236	$167,274	$224,320	$196,018	$46,274	$221,612	$436	$898,170
Special mention	-	-	469	96	109	3,767	-	4,441
Substandard	107	468	1,470	1,345	1,486	27,138	-	32,014
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$42,343	$167,742	$226,259	$197,459	$47,869	$252,517	$436	$934,625
Current period gross write-offs	$-	$-	$47	$-	$-	$185	$-	$232
Owner occupied construction
Pass	$2,093	$5,826	$2,343	$-	$27	$403	$-	$10,692
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,093	$5,826	$2,343	$-	$27	$403	$-	$10,692
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$29,131	$49,752	$24,035	$9,264	$4,051	$1,307	$8,572	$126,112
Special mention	-	-	3	-	3	-	2	8
Substandard	159	942	599	384	192	200	61	2,537
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$29,290	$50,694	$24,637	$9,648	$4,246	$1,507	$8,635	$128,657
Current period gross write-offs	$772	$2,726	$1,549	$391	$163	$44	$128	$5,773

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total loans
Pass	$191,234	$653,786	$486,868	$373,345	$118,998	$518,914	$158,220	$2,501,365
Special mention	94	2,663	5,015	1,284	586	26,026	750	36,418
Substandard	1,590	2,082	4,560	2,388	6,949	36,849	1,271	55,689
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$192,918	$658,531	$496,443	$377,017	$126,533	$581,789	$160,241	$2,593,472
Current period gross write-offs	$772	$2,962	$1,759	$438	$221	$440	$128	$6,720

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$58,770	$39,995	$4,602	$3,050	$2,485	$5,608	$1,462	$115,972
Special mention	-	225	-	-	94	534	-	853
Substandard	-	-	267	71	11	-	-	349
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$58,770	$40,220	$4,869	$3,121	$2,590	$6,142	$1,462	$117,174
Commercial and industrial
Pass	$69,678	$23,746	$12,047	$7,729	$9,121	$8,890	$16,332	$147,543
Special mention	227	20	21	367	185	1	99	920
Substandard	130	112	114	620	192	797	-	1,965
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$70,035	$23,878	$12,182	$8,716	$9,498	$9,688	$16,431	$150,428
Multi-family residential
Pass	$45,261	$20,881	$31,087	$3,733	$1,328	$41,063	$506	$143,859
Special mention	-	-	-	-	-	3,946	-	3,946
Substandard	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$45,261	$20,881	$31,087	$3,733	$1,328	$45,230	$506	$148,026
Non-farm, non-residential
Pass	$218,595	$145,675	$114,840	$52,575	$35,564	$185,448	$8,457	$761,154
Special mention	-	1,927	852	1,193	2,708	8,076	147	14,903
Substandard	-	1,267	675	2,509	1,531	5,664	-	11,646
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$218,595	$148,869	$116,367	$56,277	$39,803	$199,188	$8,604	$787,703
Agricultural
Pass	$6,244	$3,225	$1,003	$376	$154	$214	$506	$11,722
Special mention	-	33	14	-	-	-	-	47
Substandard	124	37	1	66	24	11	-	263
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$6,368	$3,295	$1,018	$442	$178	$225	$506	$12,032
Farmland
Pass	$646	$713	$796	$77	$869	$6,150	$617	$9,868
Special mention	-	109	-	-	222	242	-	573
Substandard	-	-	12	-	253	1,073	-	1,338
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$646	$822	$808	$77	$1,344	$7,465	$617	$11,779

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$1,960	$198	$241	$-	$24	$7,429	$63,075	$72,927
Special mention	-	-	-	-	-	117	171	288
Substandard	-	-	27	35	114	1,253	998	2,427
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$1,960	$198	$268	$35	$138	$8,799	$64,244	$75,642
Single family Mortgage
Pass	$157,890	$237,363	$207,480	$48,795	$36,678	$214,148	$373	$902,727
Special mention	-	376	90	363	262	3,170	-	4,261
Substandard	461	1,196	740	1,217	1,991	28,068	-	33,673
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$158,351	$238,935	$208,310	$50,375	$38,931	$245,386	$373	$940,661
Owner occupied construction
Pass	$6,357	$3,344	$-	$23	$11	$469	$-	$10,204
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	162	-	-	-	-	162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$6,357	$3,344	$162	$23	$11	$469	$-	$10,366
Consumer loans
Pass	$69,579	$37,603	$16,033	$7,640	$2,528	$2,040	$7,932	$143,355
Special mention	-	5	-	6	-	-	-	11
Substandard	881	1,002	466	416	36	159	60	3,020
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$70,460	$38,610	$16,499	$8,062	$2,564	$2,199	$7,992	$146,386

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total loans
Pass	$634,980	$512,743	$388,129	$123,998	$88,762	$471,459	$99,260	$2,319,331
Special mention	227	2,695	977	1,929	3,471	16,086	417	25,802
Substandard	1,596	3,614	2,464	4,934	4,152	37,246	1,058	55,064
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$636,803	$519,052	$391,570	$130,861	$96,385	$524,791	$100,735	$2,400,197

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2023			December 31, 2022
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$178	$-	$178	$31	$-	$31
Commercial and industrial	654	-	654	438	-	438
Multi-family residential	187	-	187	220	-	220
Single family non-owner occupied	968	-	968	984	-	984
Non-farm, non-residential	1,149	1,203	2,352	1,771	-	1,771
Agricultural	1,379	-	1,379	9	-	9
Farmland	123	-	123	133	-	133
Consumer real estate loans
Home equity lines	1,318	-	1,318	400	-	400
Single family owner occupied	9,209	-	9,209	8,228	589	8,817
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	1,998	-	1,998	2,405	-	2,405
Total nonaccrual loans	$17,163	$1,203	$18,366	$14,619	$589	$15,208

There was no material nonaccrual loan interest recognized in income during the quarter or for the nine months of both 2023 and  2022.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	September 30, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$198	$7	$23	$228	$113,562	$113,790	$-
Commercial and industrial	729	1,109	279	2,117	211,424	213,541	-
Multi-family residential	185	-	-	185	169,060	169,245	-
Single family non-owner occupied	1,067	165	106	1,338	229,498	230,836	-
Non-farm, non-residential	975	120	205	1,300	895,255	896,555	-
Agricultural	423	-	1,379	1,802	20,344	22,146	-
Farmland	-	-	-	-	15,997	15,997	-
Consumer real estate loans
Home equity lines	376	345	877	1,598	86,626	88,224	-
Single family owner occupied	4,366	1,825	4,211	10,402	693,387	703,789	-
Owner occupied construction	196	-	-	196	10,496	10,692	-
Consumer and other loans
Consumer loans	3,930	1,330	953	6,213	120,704	126,917	-
Other	-	-	-	-	1,740	1,740	-
Total loans	$12,445	$4,901	$8,033	$25,379	$2,568,093	$2,593,472	$-

	December 31, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$393	$8	$23	$424	$116,750	$117,174	$-
Commercial and industrial	756	129	217	1,102	149,326	150,428	-
Multi-family residential	-	-	83	83	147,943	148,026	-
Single family non-owner occupied	990	122	299	1,411	204,710	206,121	-
Non-farm, non-residential	646	52	548	1,246	786,457	787,703	-
Agricultural	36	135	9	180	11,852	12,032	-
Farmland	-	-	133	133	11,646	11,779	-
Consumer real estate loans
Home equity lines	519	115	262	896	74,746	75,642	-
Single family owner occupied	5,951	2,322	3,166	11,439	723,101	734,540	-
Owner occupied construction	-	-	-	-	10,366	10,366	-
Consumer and other loans
Consumer loans	4,282	1,960	1,459	7,701	136,881	144,582	-
Other	-	-	-	-	1,804	1,804	-
Total loans	$13,573	$4,843	$6,199	$24,615	$2,375,582	$2,400,197	$-

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

	September 30, 2023			December 31, 2022
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Hotel	$-	$-	-	$-	$-	-
Office	-	-	-	-	-	-
Other	1,203	825	68.58%	-	-	-
Retail	-	-	-	-	-	-
Multi-Family
Industrial	-	-	-	-	-	-
Office	-	-	-	-	-	-
Other	-	-	-	-	-	-
Commercial and industrial
Industrial	-	-	-	-	-	-
Other	-	-	-	-	-	-
Home equity loans	-	-	-	-	-	-
Consumer owner occupied	-	-	-	589	574	97.45%
Consumer	-	-	-	-	-	-
Total collateral dependent loans	$1,203	$825	68.58%	$589	$574	97.45%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	September 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$661	0.07%	Deferred six months of interest to loan maturity.
Single family owner occupied	562	0.08%	Deferred $66 thousand in principal to loan maturity
Total	$1,223

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	September 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$7	0.01%	Extended term from 60 to 84 months
Total	$7

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	September 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$7	0.00%	Reduced amortized cost basis by $13 thousand
Total	$7

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	September 30, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$437	0.06%	Reduced interest income and extended time to recover principal.
Total	$437

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  As of  September 30, 2023, there were no modified loans (or portions of a loan) deemed uncollectible.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last three months:

	September 30, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non farm, non residential property	$661	$-	$-
Single family owner occupied	744	262	-
Consumer	7	-	-
Total	$1,412	$262	$-

The Company did not retroactively adopt ASU 2022-02 January 1, 2023; as such the periods are not comparable.  Prior to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures below is the presentation of loans modified as TDRs, by loan class and accrual status, as of the dates indicated:

	December 31, 2022
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$-	$374	$374
Single family non-owner occupied	142	838	980
Non-farm, non-residential	-	747	747
Consumer real estate loans
Home equity lines	-	55	55
Single family owner occupied	1,182	5,073	6,255
Owner occupied construction	-	-	-
Consumer and other loans
Consumer loans	-	25	25
Total TDRs	$1,324	$7,112	$8,436

Allowance for credit losses related to TDRs			$-

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2022	2022
(Amounts in thousands)
Interest income recognized	$97	$299

The following tables present loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated:

	Three Months Ended September 30,
	2022
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Payment deferral
Single family owner occupied	1	$94	$72
Total	1	$94	$72

	Nine Months Ended September 30,
	2022
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post-modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$32
Total below market interest rate	1	31	32
Below market interest rate and extended payment term
Single family owner occupied	3	$331	$317
Total below market interest rate and extended payment term	3	$331	$317
Total	4	$362	$349

(1)	Represents the loan balance immediately following modification

As of   September 30, 2022, there were no payments in default for loans modified as TDRs restructured within the previous 12 months.

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2023	December 31, 2022
(Amounts in thousands)
OREO	$243	$703

OREO secured by residential real estate	$243	$407
Residential real estate loans in the foreclosure process(1)	$1,966	$1,474

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended September 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$21,515	$9,956	$4,706	$36,177
Allowance for credit losses - loan commitments	786	150	28	964
Total allowance for credit losses beginning of year	22,301	10,106	4,734	37,141
Provision for credit losses:
Provision (recovery) for credit losses - loans	39	(207)	1,483	1,315
Recovery of credit losses - loan commitments	(194)	(9)	(3)	(206)
Total (recovery) provision for credit losses - loans and loan commitments	(155)	(216)	1,480	1,109
Charge-offs	(245)	(73)	(1,839)	(2,157)
Recoveries	227	82	387	696
Net (charge-offs) recoveries	(18)	9	(1,452)	(1,461)
Allowance for credit losses - loans	21,536	9,758	4,737	36,031
Allowance for credit losses - loan commitments	592	141	25	758
Ending balance	$22,128	$9,899	$4,762	$36,789

	Three Months Ended September 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$16,119	$10,049	$3,581	$29,749
Allowance for credit losses - loan commitments	854	88	14	956
Total allowance for credit losses beginning of year	16,973	10,137	3,595	30,705
Provision for credit losses:
(Recovery) provision for credit losses - loans	(444)	(1,391)	2,520	685
Provision for credit losses - loan commitments	391	63	5	459
Total (recovery) provision for credit losses - loans and loan commitments	(53)	(1,328)	2,525	1,144
Charge-offs	(89)	(182)	(1,887)	(2,158)
Recoveries	872	77	163	1,112
Net recoveries (charge-offs)	783	(105)	(1,724)	(1,046)
Allowance for credit losses - loans	16,458	8,553	4,377	29,388
Allowance for credit losses - loan commitments	1,245	151	19	1,415
Ending balance	$17,703	$8,704	$4,396	$30,803

	Nine Months Ended September 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Purchased credit deteriorated -Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for credit losses - loans	2,425	276	4,693	7,394
(Recovery of) provision for credit losses - loan commitments	(426)	(15)	3	(438)
Total provision for credit losses - loans and loan commitments	1,999	261	4,696	6,956
Charge-offs	(551)	(396)	(5,773)	(6,720)
Recoveries	997	418	1,375	2,790
Net recoveries (charge-offs)	446	22	(4,398)	(3,930)
Allowance for credit losses - loans	21,536	9,758	4,737	36,031
Allowance for credit losses - loan commitments	592	141	25	758
Ending balance	$22,128	$9,899	$4,762	$36,789

	Nine Months Ended September 30, 2022
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$14,775	$9,972	$3,111	$27,858
Allowance for credit losses - loan commitments	576	88	14	678
Total allowance for credit losses beginning of year	15,351	10,060	3,125	28,536
Provision for credit losses:
(Recovery) provision for credit losses - loans	(144)	(1,584)	4,884	3,156
Provision for credit losses - loan commitments	669	63	5	737
Total provision for credit losses - loans and loan commitments	525	(1,521)	4,889	3,893
Charge-offs	(497)	(276)	(4,156)	(4,929)
Recoveries	2,324	441	538	3,303
Net recoveries (charge-offs)	1,827	165	(3,618)	(1,626)
Allowance for credit losses - loans	16,458	8,553	4,377	29,388
Allowance for credit losses - loan commitments	1,245	151	19	1,415
Ending balance	$17,703	$8,704	$4,396	$30,803

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2023	December 31, 2022
(Amounts in thousands)
Noninterest-bearing demand deposits	$944,301	$872,168
Interest-bearing deposits:
Interest-bearing demand deposits	702,015	679,609
Money market accounts	297,189	264,734
Savings deposits	545,064	578,974
Certificates of deposit	166,445	180,008
Individual retirement accounts	91,122	103,322
Total interest-bearing deposits	1,801,835	1,806,647
Total deposits	$2,746,136	$2,678,815

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,029	0.06%	$1,874	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

As of September 30, 2023, the Company had no long-term borrowings.

Unused borrowing capacity with the FHLB totaled $382.39 million, net of FHLB letters of credit of $126.08 million, as of September 30, 2023. As of September 30, 2023, the Company maintains $508.47 million in qualifying loans to secure the FHLB borrowing capacity.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2023.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivative were recognized in earnings each period.  On July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2023			December 31, 2022
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,644	$229	$-	$3,983	$199	$-
Total derivatives	$3,644	$229	$-	$3,983	$199	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2023	2022	2023	2022	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(26)	$3	$(72)	$47	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	$-	$6	$-	$90	Interest and fees on loans
Total derivative (income) expense	$(26)	$9	$(72)	$137

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022	Income Statement Location
(Amounts in thousands)
Service cost	$-	$-	$-	$-	Salaries and employee benefits
Interest cost	90	83	267	249	Other expense
Amortization of prior service cost	-	-	-	-	Other expense
Amortization of losses	32	34	95	101	Other expense
Net periodic cost	$122	$117	$362	$350

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
(Amounts in thousands, except share and per share data)
Net income	$14,640	$13,351	$36,236	$34,079
Adjust net income for fair value of restricted stock units (tax effected)	237	-	592	-
Net income for fully dilutive earnings per common share	$14,877	$13,351	$36,828	$34,079

Weighted average common shares outstanding, basic	18,786,032	16,378,022	17,816,505	16,617,766
Dilutive effect of potential common shares
Stock options	17,223	18,975	14,323	16,615
Unvested stock awards	-	10,570	4,067	14,681
Restricted stock units	28,581	5,635	22,599	5,635
Total dilutive effect of potential common shares	45,804	35,180	40,989	36,931
Weighted average common shares outstanding, diluted	18,831,836	16,413,202	17,857,494	16,654,697

Basic earnings per common share	$0.78	$0.82	$2.03	$2.05
Diluted earnings per common share	0.79	0.81	2.06	2.05

Antidilutive potential common shares
Stock options	129,355	131,198	130,577	131,198
Stock units	93	-	82	-
Total potential antidilutive shares	129,448	131,198	130,659	131,198

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2023
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(14,363)	$(98)	$(14,461)
Other comprehensive loss before reclassifications	(2,983)	(28)	(3,011)
Reclassified from AOCI	-	28	28
Other comprehensive loss, net	(2,983)	-	(2,983)
Ending balance	$(17,346)	$(98)	$(17,444)

	Three Months Ended September 30, 2022
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(9,817)	$(1,843)	$(11,660)
Other comprehensive loss before reclassifications	(7,392)	-	(7,392)
Reclassified from AOCI	-	27	27
Other comprehensive loss, net	(7,392)	27	(7,365)
Ending balance	$(17,209)	$(1,816)	$(19,025)

	Nine Months Ended September 30, 2023
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(15,621)	$(98)	$(15,719)
Other comprehensive loss before reclassifications	(1,743)	(76)	(1,819)
Reclassified from AOCI	18	76	94
Other comprehensive loss, net	(1,725)	-	(1,725)
Ending balance	$(17,346)	$(98)	$(17,444)

	Nine Months Ended September 30, 2022
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$15	$(1,561)	$(1,546)
Other comprehensive loss before reclassifications	(17,224)	(335)	(17,559)
Reclassified from AOCI	-	80	80
Other comprehensive loss, net	(17,224)	(255)	(17,479)
Ending balance	$(17,209)	$(1,816)	$(19,025)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2023	2022	2023	2022	Line Item Affected
Available-for-sale securities
Loss recognized	$-	$-	$21	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	21	-	Income before income taxes
Income tax expense	-	-	4	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	17	-	Net income
Employee benefit plans
Amortization of prior service cost	-	-	-	-	Salaries and employee benefits
Amortization of net actuarial benefit cost	32	34	95	101	Salaries and employee benefits
Reclassified out of AOCI, before tax	32	34	95	101	Income before income taxes
Income tax expense	7	7	19	21	Income tax expense
Reclassified out of AOCI, net of tax	25	27	76	80	Net income
Total reclassified out of AOCI, net of tax	$25	$27	$93	$80	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,741	$-	$5,741	$-
U.S. Treasury securities	144,920	-	144,920	-
Municipal securities	19,401	-	19,401	-
Corporate Notes	26,249		26,249
Agency mortgage-backed securities	79,021	-	79,021	-
Total available-for-sale debt securities	275,332	-	275,332	-
Equity securities	55	-	55	-
Fair value loans	3,415	-	-	3,415
Derivative assets	229	-	229	-
Deferred compensation assets	6,003	6,003	-	-
Deferred compensation liabilities	7,527	7,527	-	-

	December 31, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,485	$-	$1,485	$-
U.S. Treasury securities	157,264	-	157,264	-
Municipal securities	23,309	-	23,309	-
Corporate notes	34,857	-	34,857	-
Agency mortgage-backed securities	83,434	-	83,434	-
Total available-for-sale debt securities	300,349	-	300,349	-
Equity securities	55	-	55	-
Fair value loans	3,784	-	-	3,784
Derivative assets	199	-	199	-
Deferred compensation assets	5,142	5,142	-	-
Deferred compensation liabilities	5,142	5,142	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	243	-	-	243

	December 31, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$574	$-	$-	$574
OREO	703	-	-	703

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	September 30, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	46% (46%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (86%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	3% (3%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (69%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

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

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$113,397	$113,397	$113,397	$-	$-
Debt securities available for sale	275,332	275,332	-	275,332	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,557,441	2,320,750	-	-	2,320,750
Derivative financial assets	229	229	-	229	-
Interest receivable	10,428	10,428	-	10,428	-
Deferred compensation assets	6,003	6,003	6,003	-	-

Liabilities
Time deposits	257,567	242,721	-	242,721	-
Securities sold under agreements to repurchase	1,029	1,029	-	1,029	-
Interest payable	404	404	-	404	-
Deferred compensation liabilities	7,527	7,527	7,527	-	-

	December 31, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$170,846	$170,846	$170,846	$-	$-
Debt securities available for sale	300,349	300,349	-	300,349	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,369,641	2,215,243	-	-	2,215,243
Interest receivable	9,279	9,279	-	9,279	-
Deferred compensation assets	5,142	5,142	5,142	-	-
Derivative assets	199	199	-	199	-

Liabilities
Time deposits	283,330	281,744	-	281,744	-
Securities sold under agreements to repurchase	1,874	1,874	-	1,874	-
Interest payable	159	159	-	159	-
Deferred compensation liabilities	5,142	5,142	5,142	-	-

Note 14. Litigation, Commitments, and Contingencies

Litigation

On June 24, 2022, the Bank was sued in a putative class action lawsuit filed by two customers of the Bank in the United States District Court for the Northern District of West Virginia. (The lawsuit was subsequently transferred to the District Court for the Southern District of West Virginia.) The plaintiffs, individually and as putative class representatives, allege that the Bank breached its deposit account agreements and was unjustly enriched by collecting overdraft fees with respect to certain debit card transactions and the assessment of multiple nonsufficient funds fees as to items presented for payment against nonsufficient funds more than one time. No class has been certified and discovery is ongoing. The Bank disputes the allegations and has actively defended itself, but it is exploring settlement opportunities. We cannot provide assurance whether a settlement will be reached, the final terms or timing of any such settlement, or the negotiated amount of any settlement with respect to this matter. Because settlement negotiations have not yet started, the Bank cannot reasonably estimate the amount of any possible settlement. If the Bank cannot reach a settlement or if the court rejects any settlement proposed by the Bank and plaintiffs’ counsel, the Bank may need to litigate the matter in court. If the Bank must litigate, it will defend itself vigorously. Management, after consultation with legal counsel, believes it is currently not possible to predict the ultimate resolution or potential financial liability with respect to this litigation.

We are currently a defendant in other legal actions and asserted claims in the normal course of business. Although we are unable to assess the ultimate outcome of each matter with certainty, we believe that the resolution of these actions should not have a material adverse effect on our financial position, results of operations, or cash flows

Commitments and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2023	December 31, 2022
(Amounts in thousands)
Commitments to extend credit	$289,934	$278,926
Standby letters of credit and financial guarantees(1)	128,286	119,681
Total off-balance sheet risk	$418,220	$398,607

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2023, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of September 30, 2023, full-time equivalent employees, calculated using the number of hours worked, totaled 628. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2023, the Trust Division and FCWM managed and administered $1.40 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation,” of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1 of the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2023, and in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2022 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2022 Form 10-K.

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2023, and financial condition as of September 30, 2023, include the following:

●

Net income of $14.64 million for the quarter was approximately 9.66%, or $1.29 million, higher compared to net income of $13.35 million in the same quarter of 2022. Adjusted for non-recurring items, third quarter net income increased $2.52 million to $14.72 million compared to third quarter 2022.  The increase is primarily attributable to a significant increase in net interest income.

●	Net interest income increased $4.01 million compared to the same quarter in 2022, as increases in benchmark interest rates have improved net interest margin.
●	Net interest margin of 4.51% is an increase of 50 basis points over the same quarter of 2022. The yield on earning assets increased 82 basis points primarily driven by increased earnings on loans and securities.
●	Interest and fees on loans increased $7.09 million from the same quarter of 2022 and is attributable to both an increase in yield and an increase in average balance compared to the yield and average balance of the prior year. Interest income from securities of $1.91 million was an increase of $127 thousand over the same quarter of 2022 and is attributable to an increase in yield from the same period of the prior year. Interest income on deposits in banks decreased $835 thousand to $697 thousand for the third quarter, primarily due to a significant decrease in the average balance compared to the third quarter of 2022.
●	Annualized return on average assets was 1.74% for the third quarter and 1.49% for the first nine months of 2023 compared to 1.63% and 1.41% for the same periods, respectively of 2022. Annualized return on average common equity was 11.63% for the third quarter and 10.25% for the first nine months of 2023 compared to 12.60% and 10.73% for the same periods, respectively, of 2022.
●	The Company’s loan portfolio increased by $193.28 million, or 8.05% from December 31, 2022. Excluding the Surrey transaction, the loan portfolio decreased approximately $45.81 million, or 1.91%.
●	Deposits increased $67.32 million, or 2.51% from year-end 2022. Excluding the Surrey transaction, deposits decreased approximately $336.31 million, or 12.55% from December 31, 2022.
●	The Company repurchased 299,012 common shares during the third quarter of 2023 for a total cost of $9.37 million. The Company repurchased 578,579 common shares year-to-date for a total cost of $17.06 million. The Company recently announced a new $2.7 million share repurchase program that replaces the small remainder of the prior program and expires December 31, 2026.
●	Non-performing loans to total loans remained at 0.71% when compared with the prior quarter of June 30, 2023. The Company experienced net charge-offs for the third quarter of 2023 of $1.46 million or 0.22% of annualized average loans, compared to net charge-offs of $1.05 million, or 0.18% of annualized average loans for the same period in 2022.
●	The allowance for credit losses to total loans was 1.39% at September 30, 2023 compared to 1.38% for the second quarter of 2023.
●	Accumulated other comprehensive loss of $17.44 million at September 30, 2023, is primarily attributable to a relatively small decline in the market value of investment securities compared to book value after the significant increases in benchmark interest rates of the last seven quarters.
●	Book value per share at September 30, 2023, was $26.55, an increase of $0.54 from year-end 2022.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2023	2022	(Decrease)	% Change	2023	2022	(Decrease)	% Change

Net income	$14,640	$13,351	$1,289	9.65%	$36,236	$34,079	$2,157	6.33%

Basic earnings per common share	0.78	0.82	(0.04)	-4.88%	2.03	2.05	(0.02)	-0.98%
Diluted earnings per common share	0.79	0.81	(0.02)	-2.47%	2.06	2.05	0.01	0.49%

Return on average assets	1.74%	1.63%	0.11%	6.75%	1.49%	1.41%	0.08%	5.67%
Return on average common equity	11.63%	12.60%	-0.97%	-7.70%	10.25%	10.73%	-0.48%	-4.47%

Three-Month Comparison.

Net income increased $1.29 million in the third quarter of 2023 compared to the same period in 2022.  The increase is primarily attributable to an increase in net interest income of $4.01 million. Excluding the gain recorded in the third quarter of 2022 for the divestiture of the Emporia, Virginia branch of $1.66 million, non interest income increased $1.33 million. The increase was primarily driven by interchange fee income as well as a gain recorded from the sale of bank property in the third quarter of 2023. These increases were offset by a $1.77 million increase in noninterest expense. The increase in noninterest expense was primarily the result of increased salaries and benefits costs and increased service fees and are primarily attributable to the acquisition of Surrey Bancorp.

Nine - Month Comparison .

Net income increased $2.16 million in the first nine months of 2023 compared to the same period in 2022. The increase was primarily attributable to an increase in net interest income of $13.58 million compared to the same period in 2022.  Net interest income totaled $95.62 million for the first nine months of 2023 compared to $82.04 million for the same period of 2022. The increase in net interest income was offset by an increase in the provision for credit losses of $3.80 million, an increase in noninterest expense of $6.01 million, and a decrease in noninterest income of $1.01 million over the same period in 2022.  The increase in provision for credit losses was partly due to $1.61 million recorded for the day two provision for the Surrey loan portfolio. The increase in noninterest expense included $2.39 million in merger expenses and an increase in salaries and benefits costs of $1.68 million both due to the second quarter acquisition of Surrey Bancorp.  The decrease in noninterest income was primarily attributable to a gain of $1.66 million recorded in 2022 for the divestiture of the Emporia, Virginia branch.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,604,885	$33,566	5.11%	$2,334,596	$26,474	4.50%
Securities available for sale	284,659	1,952	2.72%	301,360	1,833	2.41%
Interest-bearing deposits	50,855	697	5.44%	275,290	1,531	2.21%
Total earning assets	2,940,399	36,215	4.89%	2,911,246	29,838	4.07%
Other assets	393,001			328,534
Total assets	$3,333,400			$3,239,780

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$699,066	$165	0.09%	$689,376	$28	0.02%
Savings deposits	862,121	1,941	0.89%	887,454	67	0.03%
Time deposits	263,940	652	0.98%	317,294	285	0.36%
Total interest-bearing deposits	1,825,127	2,758	0.60%	1,894,124	380	0.08%
Borrowings
Retail repurchase agreements	1,254	-	N/M	2,378	-	N/M
Total borrowings	1,254	-	N/M	2,378	-	N/M
Total interest-bearing liabilities	1,826,381	2,758	0.60%	1,896,502	380	0.08%
Noninterest-bearing demand deposits	964,093			881,429
Other liabilities	43,574			41,373
Total liabilities	2,834,048			2,819,304
Stockholders' equity	499,352			420,476
Total liabilities and stockholders' equity	$3,333,400			$3,239,780
Net interest income, FTE(1)		$33,457			$29,458
Net interest rate spread			4.29%			3.99%
Net interest margin, FTE(1)			4.51%			4.01%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $874 thousand and $487 thousand for the three months ended September 30, 2023 and 2022, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2023			2022
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,523,814	$93,261	4.94%	$2,269,974	$76,886	4.53%
Securities available for sale	306,435	6,191	2.70%	241,640	4,230	2.34%
Interest-bearing deposits	51,759	2,047	5.29%	398,326	2,549	0.86%
Total earning assets	2,882,008	101,499	4.71%	2,909,940	83,665	3.84%
Other assets	366,243			329,508
Total assets	$3,248,251			$3,239,448

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$682,820	$225	0.04%	$689,226	$85	0.02%
Savings deposits	850,411	3,731	0.59%	888,062	200	0.03%
Time deposits	272,435	1,450	0.71%	331,808	1,003	0.40%
Total interest-bearing deposits	1,805,666	5,406	0.40%	1,909,096	1,288	0.09%
Borrowings
Retail repurchase agreements	1,674	1	0.06%	2,161	1	0.07%
Federal funds purchased	3,532	135	5.11%	-	-	-
Total borrowings	5,206	136	3.49%	2,161	1	0.07%
Total interest-bearing liabilities	1,810,872	5,542	0.41%	1,911,257	1,289	0.09%
Noninterest-bearing demand deposits	924,591			864,119
Other liabilities	40,014			39,487
Total liabilities	2,775,477			2,814,863
Stockholders' equity	472,774			424,585
Total liabilities and stockholders' equity	$3,248,251			$3,239,448
Net interest income, FTE(1)		$95,957			$82,376
Net interest rate spread			4.30%			3.75%
Net interest margin, FTE(1)			4.45%			3.78%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.95 million and $2.22 million the first nine months ended September 30, 2023 and 2022, respectively.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2023 Compared to 2022				September 30, 2023 Compared to 2022
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1)
Loans	$9,095	$10,710	$(12,713)	$7,092	$8,598	$6,995	$782	$16,375
Securities available-for-sale	(301)	693	(273)	119	1,134	652	175	1,961
Interest-bearing deposits with other banks	(3,704)	6,653	(3,783)	(834)	(2,218)	13,204	(11,488)	(502)
Total interest earning assets	5,090	18,056	(16,769)	6,377	7,514	20,851	(10,531)	17,834

Interest paid on
Demand deposits	1	400	(264)	137	(1)	142	(1)	140
Savings deposits	(6)	5,730	(3,850)	1,874	(8)	3,696	(157)	3,531
Time deposits	(142)	1,480	(971)	367	(179)	763	(137)	447
Federal funds purchased	-	-	-	-	-	-	135	135
Retail repurchase agreements	1	3	(4)	-	-	-	-	-
Wholesale repurchase agreements	-	-	-	-	-	-	-	-
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(146)	7,613	(5,089)	2,378	(188)	4,601	(160)	4,253

Change in net interest income(1)	$5,236	$10,443	$(11,680)	$3,999	$7,702	$16,250	$(10,371)	$13,581

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 77.61% of total net interest and noninterest income in the third quarter of 2023 compared to 74.68% in the same quarter of 2022. Net interest income on a GAAP basis increased $4.01 million, or 13.65%, compared to an increase of $4.00 million, or 13.58%, on a FTE basis. The net interest margin on a FTE basis increased 50 basis points and the net interest spread on a FTE basis increased 30 basis points. The increase was primarily driven by increase in the average balance for loans as well as an increase in the yield on loans.  The average balance for loans increased $270.29 million, while the yield increased 61 basis points resulting in a tax effected increase in interest on loans of $7.09 million compared to 2022.  The tax effected interest on securities available for sale increased $119 thousand and is primarily attributable to the increase in yield of 31 basis points.   These increases were offset by a decrease in the tax effected interest on interest-bearing deposits of $834 thousand.  The decrease in interest was primarily driven by a decrease in the average balance for interest-bearing deposits of $224.44 million compared to the same quarter of 2022.

Average earning assets increased $29.15 million, or 1.00%, primarily due to an increase in average loans as noted above.  The increase in average loans was offset by a decrease in average interest-bearing deposits with banks of $224.44 million and securities available for sale of $16.70 million. The yield on earning assets increased 82 basis points, or 20.15% primarily due an increase in benchmark rates as compared to the same period of 2022. The average loan to deposit ratio increased to 93.39% from 84.11% reported in the same quarter of 2022. Non-cash accretion income increased to $874 thousand from $487 thousand reported in the same quarter of 2022 and is primarily due to the Surrey Bancorp acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $70.12 million, or 3.70%, primarily due to a decrease in deposits. Time deposits decreased $53.35 million, or 16.82% and savings deposits decreased $25.33 million or 2.85%.  The decreases were offset by an increase in interest-bearing demand deposits of $9.69 million, or 1.41%.  The yield on interest-bearing liabilities increased 52 basis points and is primarily due to increases in benchmark rates throughout 2022 and 2023.

Nine-Month Comparison.

Net interest income comprised 77.99% of total net interest and noninterest income for the  nine months ended September 30, 2023 compared to 74.56% in the same period of 2022. Net interest income on a GAAP basis increased $13.58 million, or 16.55%, compared to an increase of $13.58 million, or 16.49%, on a FTE basis. The net interest margin on a FTE basis increased 67 basis points and the net interest spread on a FTE basis increased 55 basis points. The increase was primarily driven by increases in both average balances and rates for loans and securities available for sale.  The average balance for loans increased $253.84 million, while the yield increased 41 basis points resulting in a tax effected increase in interest on loans of $16.38 million compared to 2022.  The average balance for securities available for sale increased $64.80 million and the yield increased 36 basis points resulting in a tax effected increase to interest on securities available for sale of $1.96 million compared to 2022.

Average earning assets decreased $27.93 million, or 0.96%, primarily due to a decrease in interest-bearing deposits with banks of $346.57 million, or 87.01%.  This decrease was offset by an increase in average loans and average securities available for sale as noted above.  The yield on earning assets increased 87 basis points, or 22.66%, primarily due to significant increase in benchmark rates as compared to the same period of 2022. The average loan to deposit ratio increased to 92.44% from 81.85% in the same period of 2022. Non-cash accretion income decreased $272 thousand, or 12.24% to $1.95 million.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $100.39 million, or 5.25%, primarily due to a decrease in deposits. Time deposits decreased $59.37 million, or 17.89%,  savings deposits decreased $37.65 million or 4.24%, and demand deposits decreased $6.41 million or 0.93%.  The yield on interest-bearing liabilities increased 32 basis points and is primarily due to increases in benchmark rates throughout 2022 and 2023.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations increased $424 thousand, in the third quarter of 2023 compared to the same quarter of 2022. Provision for credit losses for loans of $1.32 million was recorded in the third quarter of 2023 compared to the provision of $685 thousand recorded in the same period of 2022.   The increase in provision is commensurate with changes in economic forecasts and changes in the loan portfolio.  There was a recovery of provision recorded for loan commitments during the third quarter of $206 thousand.  The provision for loan commitments of $459 thousand in 2022 was included in other operating expenses.

Nine-Month Comparison. The provision charged to operations increased $3.80 million, in the nine months ended of September 30, 2023 compared to the nine months ended of September 30, 2022. The provision expense of $6.96 million was comprised of $7.39 million related to loans and a recovery of provision of $438 thousand for loan commitments.  Provision for credit losses for loans of $7.39 million was recorded in the nine months ended of September 30, 2023 compared to the provision of $3.16 million recorded in the nine months ended of September 30, 2022.   The increase in provision is commensurate with changes in economic forecasts and growth in the loan portfolio associated with the acquisition of Surrey Bancorp on April 21, 2023.  $1.61 million of the provision is attributable to day two provision for the Surrey portfolio.  A provision of $737 thousand was recorded for loan commitments in 2022 and was included in other operating expense.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,145	$932	$213	22.85%	$3,127	$2,897	$230	7.94%
Service charges on deposits	3,729	3,689	40	1.08%	10,359	10,859	(500)	-4.60%
Other service charges and fees	3,564	2,988	576	19.28%	10,106	9,302	804	8.64%
Gain on sale of securities	-	-	-	N/M	(21)	-	(21)	N/M
Divestiture Gain	-	1,658	(1,658)	-	-	1,658	(1,658)	-
Other operating income	1,184	683	501	73.35%	3,419	3,282	137	4.17%
Total noninterest income	$9,622	$9,950	$(328)	-3.30%	$26,990	$27,998	$(1,008)	-3.60%

Three-Month Comparison. Noninterest income comprised 22.39% of total net interest and noninterest income in the third quarter of 2023 compared to 25.32% in the same quarter of 2022. Noninterest income decreased $328 thousand or 3.30%.  The decrease is primarily driven by the gain recorded in the third quarter of 2022 for the divestiture of the Emporia, Virginia branch of $1.66 million.  Other service charges and fees  increased $576 thousand and was primarily driven by an increase in interchange income.  Other operating income increased $501 thousand partially driven by a gain recorded in the third quarter for the sale of bank-owned property.  In addition, Wealth Management increased $213 thousand over the same period of 2022.

Nine-Month Comparison. Noninterest income comprised 22.01% of total net interest and noninterest income in the nine months ended of September 30, 2023 compared to 25.44% in the nine months ended of September 30, 2022. Noninterest income decreased $1.01 million or 3.60%.  As noted above, the decrease is primarily driven by the gain recorded in the third quarter of 2022 for the divestiture of the Emporia, Virginia branch of $1.66 million.  Additionally, there was decrease in service charges on deposits of $500 thousand compared to the same period of 2022.  The decrease was primarily the result of a decrease in the volume of overdraft fees.  The decreases were offset by an increase in other service charges of $804 thousand and an increase in wealth management income of $230 thousand compared to the nine months ended of September 30, 2022.  The increase in other service charges was primarily driven by an increase in interchange income.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2023	2022	(Decrease)	Change	2023	2022	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$12,673	$12,081	$592	4.90%	$36,954	$35,270	$1,684	4.77%
Occupancy expense	1,271	1,188	83	6.99%	3,715	3,622	93	2.57%
Furniture and equipment expense	1,480	1,478	2	0.14%	4,389	4,588	(199)	-4.34%
Service fees	2,350	1,635	715	43.73%	6,653	5,701	952	16.70%
Advertising and public relations	968	718	250	34.82%	2,457	1,835	622	33.90%
Professional fees	172	208	(36)	-17.31%	780	1,205	(425)	-35.27%
Amortization of intangibles	536	365	171	46.85%	1,195	1,082	113	10.44%
FDIC premiums and assessments	392	321	71	22.12%	1,135	796	339	42.59%
Divestiture expense	-	153	(153)	-100.00%	-	153	(153)	-100.00%
Merger expense	-	-	-	-	2,393	-	2,393	-
Other operating expense	3,071	2,998	73	2.43%	8,726	8,134	592	7.28%
Total noninterest expense	$22,913	$21,145	$1,768	8.36%	$68,397	$62,386	$6,011	9.64%

Three-Month Comparison. Noninterest expense increased $1.77 million, or 8.36%, in the third quarter of 2023 compared to the same quarter of 2022. The increase is primarily attributable to an increase in service fees of $715 thousand as well as an increase of $592 thousand in salaries and employee benefits.  The increase in both costs can be attributable to the addition of Surrey branches and staff.

Nine-Month Comparison. Noninterest expense increased $6.01 million, or 9.64%, in the nine months ended of September 30, 2023 compared to the nine months ended of September 30, 2022. The Company recorded merger expenses of $2.39 million in 2023 related to the Surrey Bancorp acquisition.  Also, contributing to the overall increase, was an increase in salaries and benefits of $1.68 million, or 4.77%.  In addition, increases occurred in services fees of $952 thousand, advertising and public relations of $622 thousand, and other operating expense of $592 thousand.  The increases are partially driven by the addition of Surrey branches and staff.

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

Three-Month Comparison. Income tax expense increased $196 thousand, or 4.77% and was primarily due to the increase in pre-tax income.  The effective tax rate decreased to 22.73% in the third quarter of 2023 from 23.54% in the same quarter of 2022.

Nine-Month Comparison. Income tax expense increased $603 thousand, or 5.79% and was primarily due to the increase in pre-tax income.  The effective tax rate decreased to 23.32% in the nine months ended of September 30, 2023 from 23.41% in the nine months ended of September 30, 2022.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(Amounts in thousands)
Net interest income, GAAP	$33,347	$29,342	$95,621	$82,042
FTE adjustment(1)	110	116	336	334
Net interest income, FTE	33,457	29,458	95,957	82,376

Net interest margin, GAAP	4.49%	3.99%	4.40%	3.77%
FTE adjustment(1)	0.02%	0.02%	0.05%	0.01%
Net interest margin, FTE	4.51%	4.01%	4.45%	3.78%

(1) FTE basis of 21%.

Financial Condition

Total assets as of September 30, 2023, increased $148.65 million, or 4.74%, from December 31, 2022.  Total liabilities increased $74.97 million, or 2.76%, and stockholders' equity increased $73.68 million or 17.46%.  The primary driver for the change in the balance sheet components was the acquisition of Surrey Bancorp on April 21, 2023.  Total assets of $466.25 million were acquired in the transaction.  In addition, the Company issued 2.99 million common shares in the purchase resulting in an increase in capital of $71.35 million.  The purchase transaction created $14.38 million in goodwill and $12.7 million in other intangible assets.

Excluding the Surrey transaction, total assets decreased $317.59 million primarily due to a decrease in cash and cash equivalents of $234.15 million excluding the Surrey transaction.  Total liabilities decreased $334.29 million excluding the Surrey transaction primarily due to a decrease in deposits of $336.31 million.

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

Available-for-sale debt securities as of September 30, 2023, decreased $25.02 million, or 8.33%, compared to December 31, 2022.  The decrease is due to $75.90 million in maturities, prepayments, and calls, as well as sales of $38.98 million in securities available for sale.  Included in the sale of securities was the entire portfolio of Surrey with an acquired fair value of $20.93 million comprised primarily of U. S. Treasury securities.  A loss of $28 thousand was recognized in the sale of the portfolio.  The decreases were offset by purchases of $68.87 million and $20.93 million in investments acquired in the Surrey acquisition.  The market value of debt securities available for sale as a percentage of amortized cost was 92.61% as of September 30, 2023, compared to 93.82% as of December 31, 2022.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available for sale in an unrealized loss position as of September 30, 2023 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2023		December 31, 2022		September 30, 2022
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$113,790	4.39%	$117,174	4.88%	$109,104	4.62%
Commercial and industrial	213,541	8.23%	150,428	6.27%	148,024	6.26%
Multi-family residential	169,245	6.53%	148,026	6.17%	135,489	5.73%
Single family non-owner occupied	230,836	8.90%	206,121	8.59%	196,133	8.30%
Non-farm, non-residential	896,555	34.57%	787,703	32.82%	777,350	32.90%
Agricultural	22,146	0.85%	12,032	0.50%	10,537	0.45%
Farmland	15,997	0.62%	11,779	0.49%	12,127	0.51%
Total commercial loans	1,662,110	64.09%	1,433,263	59.72%	1,388,764	58.77%
Consumer real estate loans
Home equity lines	88,224	3.40%	75,642	3.15%	77,424	3.28%
Single family owner occupied	703,789	27.14%	734,540	30.61%	726,780	30.76%
Owner occupied construction	10,692	0.41%	10,366	0.43%	14,602	0.62%
Total consumer real estate loans	802,705	30.95%	820,548	34.19%	818,806	34.66%
Consumer and other loans
Consumer loans	126,917	4.89%	144,582	6.02%	151,022	6.39%
Other	1,740	0.07%	1,804	0.07%	4,141	0.18%
Total consumer and other loans	128,657	4.96%	146,386	6.09%	155,163	6.57%
Total loans held for investment, net of unearned income	2,593,472	100.00%	2,400,197	100.00%	2,362,733	100.00%
Less: allowance for credit losses	36,031		30,556		29,388
Total loans held for investment, net of unearned income and allowance	$2,557,441		$2,369,641		$2,333,345

Total loans as of September 30, 2023, increased $193.28 million, or 8.05%, compared to December 31, 2022, and was primarily due to the Surrey acquisition with loans acquired totaling $239.08 million.  The largest components of Surrey's portfolio included approximately $98.89 million in non-farm, non-residential loans, $61.47 million in commercial and industrial loans, and $23.03 million in non-owner occupied single family loans.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2023	December 31, 2022	September 30, 2022
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$18,366	$15,208	$15,303
Accruing loans past due 90 days or more	59	142	131
Modified loans past due 90 days or more (1)	-	-	-
TDRs'(2)(3)	-	1,346	1,331
Total nonperforming loans	18,425	16,696	16,765
OREO	243	703	559
Total nonperforming assets	$18,668	$17,399	$17,324

Additional Information
Total modified loans (1)	$1,674	$-	$-
Total Accruing TDRs (3)	$-	$7,112	$7,028

Asset Quality Ratios:
Nonperforming loans to total loans	0.71%	0.70%	0.71%
Nonperforming assets to total assets	0.57%	0.55%	0.55%
Allowance for credit losses to nonperforming loans	195.55%	183.01%	175.29%
Allowance for credit losses to total loans	1.39%	1.27%	1.24%

(1)	ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU adopted effective January 1, 2023.
(2)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.22 million and $2.09 million for the periods ended  December 31, 2022, and September 30, 2022, respectively.  They are included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

(3)

Total accruing TDRs exclude nonaccrual TDRs of $1.32 million and $1.48 million for the periods ended  December 31, 2022, and September 30, 2022, respectively.  They are included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

Nonperforming assets as of September 30, 2023, increased $1.27 million, or 7.29%, from December 31, 2022, with the largest increase due to an increase in nonaccrual loans of $3.16 million.  The increase was offset by a decrease of $1.35 million in nonaccrual TDRs that was reported in December 31, 2022.  The adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023, eliminated the accounting guidance for troubled debt restructurings by creditors as provided in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  Therefore, the guidance applied prior to January 1, 2023, is no longer applicable.  OREO decreased $460 thousand, or 65.43% and accruing loans past due 90 days or more decreased $83 thousand from year-end.  As of September 30, 2023, nonaccrual loans were largely attributed to single family owner occupied (53.66%), consumer loans (11.64%), and agricultural (8.03%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $31.46 million as of September 30, 2023, a increase of $1.78 million, or 5.98%, compared to $29.68 million as of December 31, 2022. Delinquent loans as a percent of total loans totaled 1.21% as of September 30, 2023, which includes past due loans (0.50%) and nonaccrual loans (0.71%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms. As noted above, ASU 2022-02, eliminated and replaced the accounting guidance for borrowers experiencing financial difficulties previously applied under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, discloses loans for borrowers experiencing financial difficulty as modified loans.  Total loans modified as of September 30, 2023, were $642 thousand.  As of September 30, 2023, the payment status of these loans were all current.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $460 thousand, or 65.43%, as of September 30, 2023, compared to December 31, 2022, and consisted of 7 properties with an average holding period of approximately 15 months. The net loss on the sale of OREO totaled $94 thousand for the nine months ended September 30, 2023, compared to a net loss of $423 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2023	2022
(Amounts in thousands)
Beginning balance January 1	$703	$1,015
Additions	270	438
Disposals	(698)	(442)
Valuation adjustments	(32)	(452)
Ending balance	$243	$559

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loans from an incurred loss method to a life of loan method.  As of September 30, 2023, the balance of the ACL for loans was $36.03 million, or 1.39% of total loans. The ACL at September 30, 2023, increased $5.48 million from the balance of $30.56 million recorded at December 31, 2022. This increase included a $7.39 million provision offset by net charge-offs for the nine months of $3.93 million. Included in the $7.39 million provision was a day two provision of $1.61 million for Surrey loans.  In addition, $2.01 million was added to the reserve for Surrey's purchased credit deteriorated loans.

At September 30, 2023, the Company also had an allowance for unfunded commitments of $758 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first nine months of 2023, the Company recorded a recovery for credit losses on unfunded commitments of $438 thousand compared to a provision of $737 thousand  recorded in the same period of 2022.

Deposits

Total deposits as of September 30, 2023, increased $67.32 million, or 2.51%, compared to December 31, 2022.  The increase was primarily attributable to the acquisition of Surrey Bancorp.  The Company acquired $403.64 million in deposits in the transaction; acquiring $158.39 million in demand accounts, $99.32 million in interest-bearing demand, $102.70 million in savings, and $43.23 million in time deposit accounts.  Excluding the Surrey acquisition, deposits decreased $336.31 million with the largest decreases occurring in savings of $104.15 million, demand deposits of $86.26 million, and interest-bearing demand of $76.92 million.  Deposit attrition related to Surrey post-merger totaled $59.80 million, with attrition of $37.99 million in interest-bearing demand, $13.92 million in savings, and $12.21 million in time deposits.

Total borrowings in the form of retail repurchase agreements as of September 30, 2023, decreased $845 thousand, or 45.09%, compared to December 31, 2022.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2023, the Company’s cash reserves and short-term investment securities totaled $12.92 million and $22.76 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2023, our unencumbered cash totaled $113.40 million, unused borrowing capacity from the FHLB totaled $382.39 million, available credit from the FRB Discount Window totaled $6.08 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $129.95 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2023, increased $73.68 million, or 17.46%, to $495.67 million from $421.99 million as of December 31, 2022. The change in stockholders’ equity was largely due to the acquisition of Surrey Bancorp.  The Company issued 2.99 million shares of common stock in the transaction resulting in an increase to capital of $71.35 million.  In addition, capital increased due to net income of $36.24 million.  The increases were offset by the repurchase of our common stock totaling $17.06 million and dividends declared on our common stock of $15.72 million.  Book value per share at September 30, 2023, was $26.55, an increase of $0.54 from year-end 2022.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2022 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2023		December 31, 2022
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	14.64%	12.90%	13.37%	11.69%
Tier 1 risk-based capital ratio	14.64%	12.90%	13.37%	11.69%
Total risk-based capital ratio	15.89%	14.15%	14.62%	12.94%
Tier 1 leverage ratio	11.08%	9.89%	10.17%	8.79%

Our risk-based capital ratios as of September 30, 2023, increased from December 31, 2022, primarily due to an increase in capital. The increase in capital was primarily due to the acquisition of Surrey and the issuance of 2.99 million shares of common stock in the transaction resulting in an increase to capital of $71.35 million.  As of September 30, 2023, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2023.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2023	December 31, 2022
(Amounts in thousands)
Commitments to extend credit	$289,934	$278,926
Standby letters of credit and financial guarantees (1)	128,286	119,681
Total off-balance sheet risk	$418,220	$398,607

(1)	Includes FHLB letters of credit

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

As of September 30, 2023, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 525 to 550 basis points.   In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	September 30, 2023		December 31, 2022
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$679	0.5%	$214	0.2%
100	291	0.2%	79	0.6%
(100)	(3,714)	(2.9)%	(5,644)	-4.5%
(200)	(9,053)	(7.0)%	(12,849)	-10.4%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

For details on legal proceedings, see “Note 14, Litigation, Commitments, and Contingencies” included in Part I, Financial Information, Item 1, Financial Statements, which information is incorporated by referenced into this Item.

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

During the third quarter of 2023 the Company purchased 299,012 shares of its commons stock compared to 235,400 shares purchased during the same quarter of 2022.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs

July 1-31, 2023	180,400	$31.42	180,400	284,530
August 1-31, 2023	29,600	32.53	29,600	254,930
September 1-30, 2023	89,012	30.76	89,012	2,692,000
Total	299,012	$31.33	299,012

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended September 30, 2023, none of  our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2023, (Unaudited) and December 31, 2022; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2023 and 2022; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2023 and 2022; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  November 6, 2023.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)