Form 10-K
period 2023-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2024-03-08
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

☐ Yes ☑ No

As of June 30, 2023, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $424.99 million.

As of  March 1, 2024, there were 18,470,596 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2024, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2023 FORM 10-K

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

We operate 53 branches across the states of Virginia, West Virginia, North Carolina, and Tennessee.  We’re committed to the passionate pursuit of excellence in community banking and we’ve set our sights on being the bank of choice, employer of choice, and investment of choice in the communities in which we operate.

Our  mission is to:

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

Employees and Human Capital Resources

As of December 31, 2023, we had 616 full-time employees and 29 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and customized corporate training engagements.

The safety, health and wellness of our employees is a top priority.  All employees are asked not to come to work when they experience signs or symptoms of a possible communicable illness, including COVID-19. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance and keeping increases in the employee portion of health care premiums as small as possible and sponsoring various wellness programs.

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

Market Area

As of December 31, 2023, we operated 53 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking.  Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education; government and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

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

Supervision and Regulation

Overview

We are subject to extensive examination, supervision, and regulation under applicable federal and state laws by various regulatory agencies. These regulations are intended to protect consumers, depositors, borrowers, deposit insurance funds, and the stability of the financial system and are not for the protection of stockholders or creditors.

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

First Community Bank

The Bank is a Virginia chartered bank and a member of the Federal Reserve subject to supervision, regulation, and examination by the Virginia Bureau of Financial Institutions and the Federal Reserve Board. The Bank is a member of the Federal Deposit Insurance Corporation (“FDIC”), and its deposits are insured by the FDIC to the extent provided by law. The regulations of these agencies govern most aspects of the Bank’s business, including requirements concerning the allowance for loan losses, lending and mortgage operations, interest rates received on loans and paid on deposits, the payment of dividends, loans to affiliates, mergers and acquisitions, capital, and the establishment of branches. Various consumer and compliance laws and regulations also affect the Bank’s operations.

As a member bank, the Bank is required to hold stock in the Federal Reserve Bank of Richmond ("FRB") in an amount equal to 6% of its capital stock and surplus (half paid to acquire the stock with the remainder held as a cash reserve). Member banks do not have any control over the Federal Reserve as a result of owning the stock and the stock cannot be sold or traded.

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

The Inflation Reduction Act of 2022 (the “IRA”) imposed a new 1% excise tax on the fair market value of stock repurchased after December 31, 2022, by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

Management believes that the Company and the Bank's current capital levels exceed the required capital amounts to the considered well-capitalized and also meet the fully phased-in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III Capital Rules as of December 31, 2023. For additional information, see Note 20, "Regulatory Requirements and Restrictions," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2023. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Regulatory agencies have the authority to limit or prohibit the Company and the Bank from paying dividends if the payments are deemed to constitute an unsafe or unsound practice. The appropriate regulatory authorities have stated that paying dividends that deplete a bank’s capital base to an inadequate level would be an unsafe and unsound banking practice and that banking organizations should generally pay dividends only from current operating earnings. In addition, the Bank may not declare or pay a dividend if, after paying the dividend, the Bank would be classified as undercapitalized. In the current financial and economic environment, the Federal Reserve has discouraged payout ratios that are at maximum allowable levels, unless both asset quality and capital are very strong, and has noted that bank holding companies should carefully review their dividend policy. Bank holding companies should not maintain dividend levels that undermine their ability to be a source of strength to their banking subsidiaries.

Source of Strength

Federal Reserve policy and federal law require the Company to act as a source of financial and managerial strength to the Bank. Under this requirement, the Company is expected to commit resources to support the Bank even when it may not be in a financial position to provide such resources. Because the Company is a legal entity separate and distinct from its subsidiaries, any capital loans it makes to the Bank are subordinate in right of payment to depositors and to certain other indebtedness of the Bank. In the event of the Company’s bankruptcy, any commitment by the Company to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to priority of payment.

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

The Volcker Rule

A provision in the Dodd-Frank Act, known as the Volker Rule, amended the BHC Act to prohibit depository institutions and their affiliates from engaging in proprietary trading and from investing in, sponsoring, or having certain relationships with hedge funds or private equity funds. The Volcker Rule, which became effective in July 2015 and the implementing regulations of which were amended in 2019 and were subject to further amendment in 2020, does not significantly impact the operations of the Company and its subsidiaries, as we do not have any engagement in the businesses prohibited by the Volcker Rule.

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

On October 24, 2023, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency ("OCC") issued a final rule to strengthen and modernize the CRA regulations.  The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The new rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.  An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. We received a “Satisfactory” CRA rating in our most recently completed federal examination.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  The NASDAQ's listing standards pursuant to the SEC's rule became effective on October 2, 2023. The Company adopted a compensation recovery policy pursuant to the NASDAQ listing standards on October 24, 2023. The policy is included as Exhibit 97.1 to this Form 10-K.

Anti-Tying Restrictions

The Bank and its affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by the Company.

Consumer Protection and Privacy

We are subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include the Mortgage Reform and Anti-Predatory Lending Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collections Practices Act, the Right to Financial Privacy Act, the Fair Housing Act, and various state law counterparts. These laws and regulations contain extensive customer privacy protection provisions that limit the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties and require financial institutions to disclose certain policies to consumers.

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

Cybersecurity

Various federal and state laws and regulations contain extensive data privacy and cybersecurity provisions, and the regulatory framework for data privacy and cybersecurity is rapidly evolving. The FRB, FDIC, and other bank regulatory agencies have adopted guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement, and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. In addition, various U.S. regulators, including the FRB and the SEC, have increased their focus on cyber security through guidance, examinations, and regulations.

At the federal level, the GLB Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statute requires explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information and, except as otherwise required by law, prohibits disclosing such personal information except as provided in the financial institution’s policies and procedures.

In addition, in November 2021, the FRB, OCC, and FDIC adopted a new regulation that, among other things, requires a banking organization to notify its primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.

In 2023, the SEC issued a final rule that requires disclosure of material cybersecurity incidents, as well as cybersecurity risk management, strategy and governance. Under this rule, banking organizations that are SEC registrants must generally disclose information about a material cybersecurity incident within four business days of determining it is material with periodic updates as to the status of the incident in subsequent filings as necessary.

See Item 1A. Risk Factors for a further discussion of risks related to cybersecurity and Item 1C. Cybersecurity for a further discussion of risk management strategies and governance processes related to cybersecurity.

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

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters. For example, in March 2022, the SEC issued a proposed rule on the enhancement and standardization of climate-related disclosures for investors. The proposed rule would require public issuers, including us, to significantly expand the scope of climate-related disclosures in their SEC filings. The SEC has also announced plans to propose rules to require enhanced disclosure regarding human capital management and board diversity for public issuers.

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

Our financial performance is generally highly dependent on the business environment in the markets in which we operate in and of the U.S. as a whole, which includes the ability of borrowers to pay interest, repay principal on outstanding loans, the value of collateral securing those loans, and demand for loans and other products and services we offer. A favorable business environment is generally characterized by, among other factors, economic growth, efficient capital markets, low inflation, low unemployment, high business and investor confidence, and strong business earnings. Unfavorable or uncertain economic and market conditions can be caused by declines in economic growth, business activity, and investor or business confidence; limitations on the availability, or increases, in the cost of credit and capital; increases in inflation, interest rates, or employee costs; high unemployment; natural disasters; or a combination of these or other factors.

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

A decline in the estimated fair value of the Company's investment portfolio may result in a decline in stockholders’ equity, book value per common share, and tangible book value per common share. Unrealized losses are recorded even though the securities are not sold or held for sale. If a debt security is never sold and no credit impairment exists, the decrease is recovered at the security’s maturity. Equity securities have no stated maturity; therefore, declines in fair value may or may not be recovered over time. We conduct quarterly reviews of our securities portfolio to determine if unrealized losses are temporary or other than temporary. No assurance can be given that we will not need to recognize a credit loss for the decline in fair value in the future. Additional credit loss provision may materially affect our financial condition and earnings. For additional information, see Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2023, commercial business and real estate loans totaled $1.66 billion, or 64.59%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $15.74 million and largest outstanding commercial real estate loan was $14.71 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2023, commercial construction loans totaled $105.95 million, or 4.12% our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $20.59 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity.  Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2023, approximately 18.37% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Our operational capabilities depend on internal and third-party systems which could fail, be breached or otherwise be compromised.

We rely on electronic communications and information systems, including those provided by third-party service providers, to conduct our business operations. Risks associated with our reliance on internal and third-party technology include cybersecurity incidents, operational failures and service interruptions, misconduct by our employees or those of third parties, and reputational damages. First Community Bank cannot be certain that we will receive timely notification from our third parties of cyberattacks or other cybersecurity breaches affecting their systems. Like other financial institutions, First Community Bank experiences malicious cyber activity directed at our vendors and other service providers. There is no guarantee that the measures the Company takes will provide absolute security or recoverability given that the techniques used in cyberattacks are complex and frequently change and are difficult to anticipate. Our employees and third parties may expose the Company to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems and infrastructure. For example, the Company’s ability to conduct business may be adversely affected by any significant disruptions, including to third parties service providers. Our third-party service providers include large entities with significant market presence in their respective fields; therefore, their services could be difficult to replace quickly if there are operational failures or service interruptions.

We face cybersecurity risks which could result in the disclosure of confidential information, adversely affect the Company’s operations, cause reputational damage, and create significant legal and financial exposure.

First Community Bank and its customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and are likely to continue to be the target of cyberattacks, such as denial of service attacks, hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. Cyberattacks may expose security vulnerabilities in the Company’s systems or the systems of third parties or other security measures that could result in the unauthorized gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or sensitive information. A cyberattack could also damage the Company’s systems by introducing material disruptions to the Company’s or the Company’s customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance the Company’s protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may the Company be able to implement sufficient preventive measures against such security breaches, which may result in material losses or other adverse consequences.

Even the most advanced internal control environment may be vulnerable to compromise. Persistent attackers may succeed in penetrating defenses given enough resources, time, and motive. The techniques used by cyber criminals change frequently and may not be recognized until launched or well after a breach has occurred. In addition, the existence of cyberattacks or security breaches at third-party vendors with access to the Company’s data may not be disclosed to the Company in a timely manner.

A successful penetration or circumvention of system security could cause serious negative consequences, including loss of customers and business opportunities; costs associated with maintaining business relationships after an attack or breach; significant disruption to the Company’s operations and business; misappropriation, exposure or destruction of the Company’s confidential information, intellectual property, funds and those of the Company’s customers; damage to the Company’s or the Company’s customers’ or third parties’ computers or systems; or a violation of applicable privacy laws and other laws. This could result in litigation exposure, regulatory fines, penalties, loss of confidence in the Company’s security measures, reputational damage, reimbursement or other compensatory costs, and additional compliance costs, which could adversely impact the Company’s results of operations, liquidity, and financial condition. In addition, the Company may not have adequate insurance coverage to compensate for losses from a cybersecurity event.

We continue to encounter technological change and must effectively anticipate and implement new technology.

The financial services industry continues to experience rapid technological change with the introduction of new, and increasingly complex, technology-driven products and services. The effective use of technology increases operational efficiency that enables financial institutions to meet rapidly evolving customer demands. Our future success depends, in large part, on our ability to provide products and services that satisfactorily meet the financial needs of our customers, as well as to realize additional efficiencies in our operations. We may fail to use technology-driven products and services effectively to better serve our customers and increase operational efficiency or sufficiently invest in technology solutions and upgrades to ensure systems are operating properly. Further, many of our competitors have substantially greater resources to invest in technology, which may adversely affect our ability to compete.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Cybersecurity Risk Management and Strategy

Cybersecurity risks for financial institutions have significantly increased in recent years in part because of the proliferation of new technologies to facilitate and conduct financial transactions. The Company maintains a comprehensive risk-based cybersecurity program to identify, measure, manage, and disclose material cybersecurity risks. The Company utilizes the Federal Financial Institution Examination Council’s ("FFIEC") Cybersecurity Assessment Tool ("CAT") as a diagnostic test to help identify the Company’s cyber risk level and determine the maturity of our cybersecurity program. The CAT is supplemented by an annual self-assessment and external audits and reviews, the results of which drive the development and implementation of the Company’s cybersecurity strategy to ensure that cyber risk management practices are aligned with the risk profile of the Company.

The Company uses the Center for Internet Security ("CIS") Critical Security Controls framework to balance cybersecurity risk exposure with investment in mitigation strategies. This framework provides a prescriptive, prioritized set of cybersecurity safeguards that fully align with those of the National Institute of Standards and Technology, the International Standards Organization 27000 series, and the requirements and guidance from applicable regulatory authorities, including the Federal Financial Institutions Examination Council.

The Company’s cybersecurity strategy is enabled by people, processes, and technology that provide multilayered defenses including advanced capabilities for early and rapid cyber threat identification, detection, protection, response, and recovery. The Company employs a team of dedicated, skilled talent to operationalize the cybersecurity strategy. The internal team is supported by arrangements with a third party to provide continuous endpoint monitoring and incident response.

The Company’s entire workforce receives mandatory cybersecurity training that includes quarterly social engineering exercises and informative online courses assigned based on assessed skill gaps. The Company also provides cyber risk awareness guidance to customers and promotes customer cyber hygiene through periodic communications. The Company conducts scenario-driven test exercises simulating impacts and consequences developed through analysis of real-world cybersecurity incidents as well as known and anticipated cyber threats. These exercises are designed to assess the viability of the Company’s incident response and management programs and provide the basis for continuous improvement.

The Company actively monitors and evaluates threats, events, and the performance of its business operations and continually adapts its risk mitigation activities accordingly. To that end, the Company maintains a comprehensive vulnerability management program that includes regular internal scans of the entire network to identify and measure the severity of security vulnerabilities, a team of dedicated network engineers who are responsible for fixing identified vulnerabilities within pre-defined timeframes based on severity, and at least annual independent network penetration testing by a qualified third party.

Cyber risk monitoring also includes the Company’s arrangements with and exposure to third party service providers. We identify the criticality of our third-party service providers, in part, by determining their use of and access to confidential customer information. We conduct comprehensive cybersecurity reviews on all third parties that have access to confidential information. Our third-party reviews make use of technology that provides significant visibility into third party organizations, in real time, to assess third party compliance with a host of globally recognized IT security standards and frameworks and the likelihood of a cyberattack on a third party.

The Company also maintains a robust firewall system and firewall management program to restrict inbound and outbound network traffic. A dedicated team of network engineers manages firewall rulesets and monitors firewall health and alerting.

The risks from cybersecurity threats have not materially affected the Company’s business strategy, results of operations, or financial condition. Although the Company has invested substantial resources to manage and reduce cybersecurity risk, it is not possible to eliminate this risk. The Company obtains insurance that protects against certain losses, expenses, and damages associated with cybersecurity risk. See Item 1A, “Risk Factors,” for additional information regarding cybersecurity risk.

Cybersecurity Governance

The Company’s Board of Directors devotes significant time and attention to its oversight of cybersecurity risk. Select members of the Board serve on the Information Systems Steering Committee ("ISSC"), which is responsible for approving IT strategic plans and all IT-related policies and for oversight of the information security program, among other matters. To fulfill its responsibilities, the ISSC receives periodic reports on the cybersecurity risk management program, including information security risks and incidents, emerging threats, and both internal and independent audit reports on the effectiveness of the control environment.

Executive leadership is responsible for management of the cybersecurity program. The IT Security Director supervises daily operations of the cybersecurity program and reports directly to the Chief Risk Officer ("CRO"). The CRO chairs the Information Security Sub-Committee ("Sub-Committee"), a management committee that meets at least monthly to receive regular updates on the status of the cybersecurity risk management program and strategic cyber initiatives. The Sub-Committee’s actions and activities are reviewed by the ISSC at least quarterly. The Company has a management level Change Control Board ("CCB") which is responsible for reviewing and approving actions of the vulnerability management team, changes to hardware/software including the introduction of new hardware/software, and changes to firewall rulesets. The IT Security Director serves as a voting member of the CCB. Additionally, the Company has a Cyber Incident Response Team ("CIRT") which includes key members of management including the CRO and IT Security Director. The CIRT manages significant cyber-specific events with escalation up to executive leadership and the Board.

Item 2.	Properties.

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2023, the Bank provided financial services through a network of  branch locations in West Virginia (17 branches), Virginia (23 branches), North Carolina (11 branches), and Tennessee (2 branches). We own all of the branch locations with the exception of two branch locations which are leased; one location in West Virginia and the other in North Carolina.  As of December 31, 2023, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 7, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of March 1, 2024, there were 3,619 record holders and 18,470,596 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 768,079 shares of our common stock in 2023, 706,117 shares of our common stock in 2022, and 949,386 shares in 2021.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2023	138,100	$30.65	138,100	2,553,900
November 1-30, 2023	42,900	33.96	42,900	2,511,000
December 1-31, 2023	8,500	34.12	8,500	2,502,500
Total	189,500	$31.55	189,500

(1)

In September 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares and terminated the share repurchase plan adopted in January, 2021.  The 2021 plan would have expired December 2023.  The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2023, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 47 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2018, and that all dividends are reinvested.

First Community Bankshares, Inc.

Total Return Performance
300
250
200
150
100
50
0
Index Value
First Community Bankshares, Inc.
S&P 500 Index
NASDAQ Composite Index
Asset & Regional Peer Group
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023

First Community Bankshares, Inc.	100.00	101.42	73.86	118.56	124.63	141.73
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
NASDAQ Composite Index	100.00	136.69	198.10	242.03	163.28	236.17
S&P Global Asset & Regional Peer Group(1)	100.00	120.00	96.19	137.45	130.50	128.73

(1) Includes the following institutions: American National Bankshares Inc.; Auburn National Bancorporation, Inc.; BankFirst Capital Corporation; BayFirst Financial Corp.; Burke & Herbert Financial Services Corp.; C&F Financial Corporation; Capital City Bank Group, Inc.; CapStar Financial Holdings, Inc.; Carter Bankshares, Inc.; Chesapeake Financial Shares, Inc.; Citizens Bancorp Investment, Inc.; Citizens Holding Company; CoastalSouth Bancshares, Inc.; Colony Bankcorp, Inc.; Dogwood State Bank; Eagle Financial Services, Inc.; F&M Bank Corp.; FineMark Holdings, Inc.; First Community Bankshares, Inc.; First Community Corporation;  First National Corporation; First US Bancshares, Inc.; Freedom Financial Holdings, Inc.; FVCBankcorp, Inc.; HomeTrust Bancshares, Inc.; John Marshall Bancorp, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; Morris State Bancshares, Inc.; Mountain Commerce Bancorp, Inc.; MVB Financial Corp.; National Bankshares, Inc.; NewtekOne, Inc.; Oakworth Capital, Inc.; Old Point Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Primis Financial Corp.; Skyline Bankshares, Inc.; South Atlantic Bancshares, Inc.; Southern First Bancshares, Inc.;  Southern States Bancshares, Inc.; Summit Financial Group, Inc.; United Bancorporation of Alabama, Inc.; USCB Financial Holdings, Inc.; Uwharrie Capital Corp.; Virginia National Bankshares Corporation; White River Bancshares, Co.

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

Executive Overview

First Community Bankshares, Inc. is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a 150 year-old Virginia-chartered banking institution. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.  As of December 31, 2023, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network supplemented by retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2023, the Trust Division and FCWM managed and administered $1.49 billion in combined assets under various fee-based arrangements as fiduciary or agent.

On April 21, 2023, the Company completed the acquisition of Surrey Bancorp.  Total assets of $466.25 million were acquired in the transaction.  In addition the Company issued 2.99 million common shares in the transaction.  The purchase transaction created $14.38 million in goodwill and $12.7 million in other intangible assets. The Company completed the sale of its Emporia, Virginia branch to Benchmark Community Bank on September 16, 2022, which resulted in a gain of $1.66 million. The Company had no acquisition and divestiture activity during 2021.    For additional information, see Note 2, “Acquisitions and Divestitures,” to the Consolidated Financial Statements in Item 8 of this report.

Critical Accounting Policies

Our consolidated financial statements are prepared in conformity with generally accepted accounting principles (“GAAP”) in the U.S. and prevailing practices in the banking industry. Our accounting policies, as presented in Note 1, “Basis of Presentation and Significant Accounting Policies,” to the Consolidated Financial Statements in Item 8 of this report are fundamental in understanding MD&A and the disclosures presented in Item 8, “Financial Statements and Supplementary Data,” of this report. Management may be required to make significant estimates and assumptions that have a material impact on our financial condition or operating performance. Due to the level of subjectivity and the susceptibility of such matters to change, actual results could differ significantly from management’s assumptions and estimates. Based on the valuation techniques used and the sensitivity of financial statement amounts to the methods, assumptions, and estimates used, we have identified the allowance for loan losses and goodwill as the accounting areas that require the most subjective or complex judgments or are the most susceptible to change.

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

The Company uses a number of economic variables to estimate the allowance for credit losses, with the most significant driver being a forecast of the national unemployment rate. In the December 31, 2023, estimate, the Company assumed an unemployment forecast range of  4.0% to 4.3%, compared to the range of 3.9% to 4.8% utilized in the December 31, 2022, estimate.  Based on a sensitivity analysis as of December 31, 2023, an increase of 1% in the unemployment forecast would result in an increase in the allowance for credit losses of approximately 9.00%.

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

Goodwill

Goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2023, which resulted in no goodwill impairment. For additional information, see Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

	Year Ended December 31,
	2023	2022	2021
(Amounts in thousands)
Net interest income, GAAP	$127,684	$112,663	$102,474
FTE adjustment(1)	454	451	439
Net interest income, FTE	$128,138	$113,114	$102,913

Net interest margin, GAAP	4.43%	3.90%	3.65%
FTE adjustment(1)	0.02%	0.02%	0.02%
Net interest margin, FTE	4.44%	3.92%	3.67%

(1)	FTE basis of 21%.

Performance Overview

Highlights of our results of operations in 2023, and financial condition as of December 31, 2023, include the following:

●	Annual net income for 2023 of $48.02 million, or $2.72 per diluted common share, was an increase of $1.36 million, or 2.91%, compared to 2022.
●	Net interest income increased $15.02 million compared to 2022, as increases in benchmark interest rates have improved net interest margin.
●	Interest and fees on loans increased $22.16 million from the same period of 2022 and is attributable to both an increase in yield and an increase in average balance compared to the yield and average balance of the prior year. The Company acquired Surrey Bancorp on April 21, 2023, adding approximately $239.08 million in loans. Interest income on deposits in banks decreased $1.28 million to $2.48 million, primarily due to a significant decrease in the average balance compared to 2022.
●	Net interest margin of 4.44% is an increase of 52 basis points over the same period of 2022. The yield on earning assets increased 79 basis points primarily driven by increased earnings on loans.
●	Provision for credit losses increased $1.41 million and is primarily attributable to $1.61 million in day two provision for the Surrey portfolio.
●	Net income was negatively impacted by a $3.00 million accrual for estimated litigation expenses. In addition, $2.39 million in merger related expenses were recognized in 2023 in relation to the Surrey acquisition.
●	Annualized return on average assets ("ROA") was 1.48% for the twelve months of 2023 compared to 1.45% for the same period of 2022. Annualized return on average common equity ("ROE") was 10.02% for the twelve months of 2023 compared to 11.04%, for the same period of 2022.
●	The Company completed the strategic acquisition of Surrey Bancorp, on April 21, 2023. Total assets of $466.25 million were acquired in the transaction increasing the Company's consolidated assets to $3.39 billion. In addition, the Company issued 2.99 million common shares in the purchase resulting in an increase in capital of $71.35 million. The purchase transaction created $14.38 million in goodwill and $12.70 million in other intangible assets. Other major balance sheet components increased in the transaction with $239.08 million acquired in loans and $403.64 million in deposits.
●	The Company’s loan portfolio increased by $172.10 million, or 7.17%, from December 31, 2022. Excluding the Surrey transaction, the loan portfolio decreased approximately $66.98 million, or 2.79%.
●	Deposits increased $43.51 million, or 1.62%, from year-end 2022. Excluding the Surrey transaction, deposits decreased approximately $360.13 million, or 13.44%, from December 31, 2022.
●	Non-performing loans to total loans increased to 0.76% of total loans when compared to year-end 2022. Net charge-offs for the year ended December 31, 2023, were $4.81 million, or 0.19% of annualized average loans, compared to net charge-offs of $3.87 million, or 0.17% of annualized average loans, for the same period in 2022.
●	The allowance for credit losses to total loans was 1.41% at December 31, 2023, compared to 1.27% for the same period of 2022.
●	The accumulated other comprehensive loss of $10.95 million at December 31, 2023, decreased $4.77 million compared to the accumulated other comprehensive loss of $15.71 million at December 31, 2022.
●	The Company repurchased 768,079 common shares during 2023 for a total cost of $23.04 million. The Company recently announced a new 2.7 million share repurchase program that replaced the remainder of the prior program.
●	Book value per share at December 31, 2023, was $27.20, an increase of $1.19 from year-end 2022.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2023 Compared to 2022		2022 Compared to 2021
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2023	2022	2021	(Decrease)	Change	(Decrease)	Change

Net income	$48,020	$46,662	$51,168	$1,358	2.91%	$(4,506)	(8.81)%

Basic earnings per common share	2.67	2.82	2.95	(0.15)	(5.32)%	(0.13)	(4.41)%
Diluted earnings per common share	2.72	2.82	2.94	(0.10)	(3.55)%	(0.12)	(4.08)%

Return on average assets	1.48%	1.45%	1.63%	0.03%	2.07%	(0.18)%	(11.04)%
Return on average common equity	10.02%	11.04%	11.96%	(1.02)%	(9.24)%	(0.92)%	(7.69)%

2023 Compared to 2022.  Pre-tax income increased $1.82 million compared to 2022.  The increase was primarily attributable to an increase in net interest income of $15.02 million.  Net interest income totaled $127.68 million compared to $112.66 million in 2022.  The increase in net interest income was offset by an increase in the provision for credit losses of $1.41 million and an increase in noninterest expense of $12.06 million.  The increase in provision for credit losses was primarily due to $1.61 million recorded for the day two provision for the acquisition of the Surrey loan portfolio.  The increase in noninterest expense included a $3.00 million accrual for estimated litigation expenses, an increase in salaries and benefits costs of $2.70 million, and an increase of $1.80 million in merger expenses.  Both the merger expense and the increase in salaries and benefits were primarily due to the acquisition of Surrey Bancorp.

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

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2023			2022			2021
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,538,361	$127,019	5.00%	$2,298,503	$104,830	4.56%	$2,153,099	$102,996	4.78%
Securities available for sale	298,389	8,115	2.72%	256,221	6,172	2.41%	81,049	2,008	2.48%
Interest-bearing deposits	46,601	2,485	5.33%	330,785	3,767	1.14%	570,040	745	0.13%
Total earning assets	2,883,351	$137,619	4.77%	2,885,509	$114,769	3.98%	2,804,188	$105,749	3.77%
Other assets	369,700			328,635			330,640
Total assets	$3,253,051			$3,214,144			$3,134,828

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$686,534	$405	0.06%	$683,502	$112	0.02%	$646,999	$127	0.02%
Savings deposits	847,397	6,781	0.80%	880,171	306	0.03%	816,845	281	0.03%
Time deposits	267,957	2,155	0.80%	322,158	1,235	0.38%	387,249	2,427	0.63%
Total interest-bearing deposits	1,801,888	9,341	0.52%	1,885,831	1,653	0.09%	1,851,093	2,835	0.15%
Borrowings
Federal funds purchased	2,715	139	5.12%	—	—	—	—	—	—
Retail repurchase agreements	1,528	1	0.06%	2,239	2	0.07%	1,194	1	0.07%
Total borrowings	4,243	140	3.30%	2,239	2	0.07%	1,194	1	0.07%
Total interest-bearing liabilities	1,806,131	9,481	0.52%	1,888,070	1,655	0.09%	1,852,287	2,836	0.15%
Noninterest-bearing demand deposits	926,378			864,224			816,638
Other liabilities	41,477			39,363			38,151
Total liabilities	2,773,986			2,791,657			2,707,076
Stockholders' equity	479,065			422,487			427,752
Total liabilities and equity	$3,253,051			$3,214,144			$3,134,828

Net interest income, FTE(1)		$128,138			$113,114			$102,913
Net interest rate spread, FTE(1)			4.25%			3.89%			3.62%
Net interest margin, FTE(1)			4.44%			3.92%			3.67%

(1)	FTE basis based on the federal statutory rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $2.74 million in 2023, $2.62 million in 2022, and $4.66 million in 2021.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2023 Compared to 2022				December 31, 2022 Compared to 2021
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$10,939	$10,187	$1,063	$22,189	$6,956	$(4,798)	$(324)	$1,834
Securities available for sale	1,016	796	131	1,943	4,340	(56)	(120)	4,164
Interest-bearing deposits with other banks	(3,236)	13,872	(11,918)	(1,282)	(313)	5,747	(2,412)	3,022
Total interest-earning assets	8,719	24,855	(10,724)	22,850	10,983	893	(2,856)	9,020

Interest paid on(1):
Demand deposits	—	291	2	293	7	(21)	(1)	(15)
Savings deposits	(11)	6,737	(251)	6,475	22	3	—	25
Time deposits	(208)	1,356	(228)	920	(408)	(942)	158	(1,192)
Federal funds purchased	—	—	139	139	—	—	—	—
Retail repurchase agreements	—	(1)	—	(1)	—	—	1	1
Total interest-bearing liabilities	(219)	8,383	(338)	7,826	(379)	(960)	158	(1,181)

Change in net interest income(1)	$8,938	$16,472	$(10,386)	$15,024	$11,362	$1,853	$(3,014)	$10,201

(1)	FTE basis based on the federal statutory rate of 21%.

2023 Compared to 2022. Net interest income comprised 77.32% of total net interest and noninterest income in 2023 compared to 75.19% in 2022.  Net interest income increased $15.02 million, or 13.33%, and increased $15.02 million, or 13.28%, on a FTE basis. The FTE net interest margin increased 52 basis points and the FTE net interest spread increased36 basis points.  The increase was primarily driven by increases in both average balances and rates for loans and securities available for sale.  The average balance for loans increased $239.86 million, while the yield increased 44 basis points resulting in a tax effected increase in interest on loans of $22.19 million compared to 2022.  The average balance for securities available for sale increased $42.17 million and the yield increased 31 basis points resulting in a tax effected increase to interest on securities available for sale of $1.94 million compared to 2022.

Average earning assets decreased $2.16 million, or 0.07%, primarily due to a decrease in interest-bearing deposits with banks of $284.18 million, or 85.91%.  This decrease was offset by an increase in average loans and average securities available for sale as noted above.  The yield on earning assets increased 79 basis points, or 19.85%, primarily due to significant increase in benchmark rates as compared to the same period of 2022.  The average loan to deposit ratio increased to 93.04% from 83.58% in 2022.  Non-cash accretion increased  $125 thousand, or 4.77% to $2.74 million.  The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 9 basis points for both 2023 and 2022.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $81.94 million, or 4.34%, primarily due to a decrease in deposits.  Time deposits decreased $54.20 million, or 16.82%, and savings deposits decreased $32.77 million, or 3.72%. Interest-bearing demand deposits increased $3.03 million or 0.44%.  The yield on interest-bearings liabilities increased 43 basis points and is primarily due to increases in benchmark rates throughout 2022 and 2023.

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

Average earning assets increased $81.32 million, or 2.90%, primarily due to an increase in average securities available for sale of $175.17 million, or 216.13%, and average loans of $145.40 million, or 6.75%.  The increases were offset by a decrease in average interest-bearing deposits in banks of $239.26 million, or 41.97%. The yield on earning assets increased 21 basis points primarily due to an increase in yield on interest on deposits in banks of 101 basis points to 1.14% compared to 0.13% in 2021.   The increase in yield was primarily driven by rate increases in the FOMC's target federal funds rate throughout 2022.  The average loan to deposit ratio increased to 83.58% from 80.71% in 2022.  Non-cash accretion income related to PCD loans decreased $2.04 million, or 43.77%, to $2.62 million due to reduced balances in the PCD portfolios. The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 9 basis points compared to 17 basis points in 2021.

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

Provision for Credit Losses

2023 Compared to 2022.  The provision charged to operations increased $1.41 million compared to the prior year.  The provision expense of $7.99 million was comprised of $8.44 million related to provision expense for loans and a recovery of provision of $450 thousand for unfunded loan commitments.  Provision for credit losses for loans of $8.44 million was recorded compared to the provision of $6.57 million recorded in 2022.  The increase in provision is commensurate with changes in economic forecasts and growth in the loan portfolio associated with the acquisition of Surrey Bancorp on April 21, 2023.  $1.61 million of the provision is attributable to day two provision for the Surrey portfolio.  As noted above a recovery of provision for loan commitments was recorded in 2023 of $450 thousand and was recorded in provision for credit losses.   A provision expense of $518 thousand was recorded for unfunded loan commitments in 2022 and was recorded in other operating expense.

2022 Compared to 2021.  The provision charged to operations increased $15.04 million, or 177.58%.  The increase was attributable to growth of the loan portfolio throughout 2022 and an economic forecast that projects higher unemployment rates and weaker macroeconomic trends.  The prior year included recoveries of pandemic-related provisioning.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2023 Compared to 2022		2022 Compared to 2021
	Year Ended December 31,			Increase	%	Increase	%
	2023	2022	2021	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$4,179	$3,855	$3,853	$324	8.40%	$2	0.05%
Service charges on deposits	13,996	14,213	13,446	(217)	-1.53%	767	5.70%
Other service charges and fees	13,647	12,308	12,422	1,339	10.88%	(114)	-0.92%
Net gain on sale of securities	(21)	-	-	(21)	—	—	-
Net FDIC indemnification asset amortization	-	-	(1,226)	—	—	1,226	-100.00%
Gain on divestiture	-	1,658	-	(1,658)	-100.00%	1,658	—
Other operating income	5,651	5,148	5,806	503	9.77%	(658)	-11.33%
Total noninterest income	$37,452	$37,182	$34,301	$270	0.73%	$2,881	8.40%

2023 Compared to 2022. Noninterest income comprised 22.68% of total net interest and noninterest income in 2023 compared to 24.81% in 2022.  Noninterest income increased $270 thousand, or 0.73%.  The increase was primarily the result of an increase in other service charges and fees of $1.34 million, or 10.88%.  The increase in other services charges was primarily driven by an increase in interchange income. Wealth management income increased $324 thousand, or 8.40%.  These increases to noninterest income were offset by the 2022 gain recorded for the divestiture of the Emporia, Virginia branch of $1.66 million.

2022 Compared to 2021. Noninterest income comprised 24.81% of total net interest and noninterest income in 2022 compared to 25.08% in 2021. Noninterest income increased $2.88 million, or 8.40%, primarily due to the $1.66 million gain recognized from the sale of the Company's Emporia, Virginia, branch to Benchmark Community Bank in the third quarter of 2022.   Also contributing to the increase was $1.23 million in net FDIC indemnification asset amortization recognized in 2021, as the asset became fully amortized in 2021.  Service charges on deposits increased $767 thousand, or 5.70%, and is attributable to increased customer activity compared to the activity levels experienced during the pandemic lock-downs.  Other operating income decreased $658 thousand, or 11.33%, and is primarily attributable to the 2021 recovered amount of $1.00 million of an acquired loan from a failed bank acquisition that had been written down prior to acquisition.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2023 Compared to 2022		2022 Compared to 2021
	Year Ended December 31,			Increase	%	Increase	%
	2023	2022	2021	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$49,887	$47,183	44,239	$2,704	5.73%	$2,944	6.65%
Occupancy expense	4,967	4,818	4,913	149	3.09%	(95)	-1.93%
Furniture and equipment expense	5,878	6,001	5,627	(123)	-2.05%	374	6.65%
Service fees	8,908	7,606	6,324	1,302	17.12%	1,282	20.27%
Advertising and public relations	3,300	2,409	2,076	891	36.99%	333	16.04%
Professional fees	1,567	1,303	1,524	264	20.26%	(221)	-14.50%
Amortization of intangibles	1,731	1,446	1,446	285	19.71%	—	0.00%
FDIC premiums and assessments	1,511	1,126	832	385	34.19%	294	35.34%
Merger expense	2,393	596	-	1,797	301.51%	596	—
Divestiture expense	—	153	—	(153)	-100.00%	153	—
Litigation expense	3,000	—	—	3,000	—	—	—
Other operating expense	12,035	10,475	11,737	1,560	14.89%	(1,262)	-10.75%
Total noninterest expense	$95,177	$83,116	$78,718	$12,061	14.51%	$4,398	5.59%

2023 Compared to 2022.  Non interest expense increased $12.06 million, or 14.51%, compared to 2022.  The Company recorded $3.00 million in estimated litigation expenses in the fourth quarter of 2023.  Other increases occurred in salaries and employee benefits of $2.70 million, or 5.73%, other operating expense of $1.56 million, or 14.89%, service fees of $1.30 million or 17.12%, and advertising and public relations of  $891 thousand, or 36.99%.  In addition, the Company recorded merger expenses of $2.39 million in 2023 related to the Surrey Bancorp acquisition.  The related cost for the addition of Surrey branches and staff was a primary driver in the increase to noninterest expense.

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

2023 Compared to 2022. Income tax expense increased $459 thousand, or 3.40% and was primarily due to the increase in pre-tax income.  The effective tax rate increased slightly to 22.51% in 2023 compared to 22.43% in 2022.

2022 Compared to 2021. Income tax expense decreased $1.87 million or 12.14%, and is primarily attributable to the decrease in pre-tax net income.  The effective tax rate decreased to 22.43% in 2022 compared to 23.09% in 2021.

Financial Condition

Total assets as of December 31, 2023, increased $132.97 million, or 4.24%, to $3.27 billion from $3.14 billion as of December 31, 2022. Total liabilities increased $51.66 million, or 1.90%, and stockholders' equity increased $81.31 million, or 19.27%.  The primary driver for the change in the balance sheet components was the acquisition of Surrey Bancorp on April 21, 2023.  Total assets of $466.25 million were acquired in the transaction.  In addition, the Company issued 2.99 million common shares in the purchase resulting in an increase in capital of $71.35 million.  The purchase transaction created $14.38 million in goodwill and $12.7 million in other intangible assets.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to fund loan demand or deposit liquidation, to pledge as collateral where required, and to make selective investments for Community Reinvestment Act purposes. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2023, decreased $19.39 million, or 6.46%, compared to December 31, 2022. The decrease was  due to $83.59 million in maturities, prepayments, and calls, as well as sales of $38.98 million in securities available for sale.  Included in the sale of securities was the entire portfolio of Surrey with an acquired fair value of $20.93 million comprised primarily of U.S. Treasury securities.  A loss of $28 thousand was recognized in the sale of the portfolio.  The decreases were offset by purchases of $74.10 million and $20.93 million in investments acquired in the Surrey acquisition.  The market value of debt securities available for sale as a percentage of amortized cost was 95.23% as of December 31, 2023, compared to 93.82% as of December 31, 2022. There were no held-to-maturity debt securities as of December 31, 2023, or 2022.

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2023	2022
(Amounts in years)
Average life	4.33	4.61
Average duration	2.36	2.84

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2023 or 2022.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. Based on the application of the new standard, and that all debt securities available for sale in an unrealized loss position as of December 31, 2023, continue to perform as scheduled, we do not believe that a provision for credit losses is necessary in 2023. We recognized no impairment charges in earnings associated with debt securities in 2022. For additional information, see Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8, of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2023, increased $172.10 million, or 7.17%, compared to December 31, 2022. primarily due to the Surrey acquisition with loans acquired totaling $239.08 million.  The largest components of Surrey's portfolio included approximately $98.89 million in non-farm, non-residential loans, $61.47 million commercial and industrial loans, and $23.03 million in non-owner occupied single family loans.  We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2023 or 2022. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the maturities and rate sensitivities of the loan portfolio as of December 31, 2023:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial loans
Construction, development, and other land(1)	$13,206	$10,955	$56,076	$25,708	$105,945
Commercial and industrial	34,664	94,828	61,173	21,185	211,850
Multi-family residential	4,496	37,060	97,772	49,054	188,382
Single family non-owner occupied	4,556	13,712	79,076	127,551	224,895
Non-farm, non-residential	22,487	128,724	379,376	363,963	894,550
Agricultural	1,126	9,878	9,675	990	21,669
Farmland	1,258	1,811	8,850	2,283	14,202
Total commercial loans	81,793	296,968	691,998	590,734	1,661,493
Consumer real estate loans
Home equity lines	4,097	12,437	64,023	7,069	87,626
Single family owner occupied	964	17,367	163,912	513,897	696,140
Owner occupied construction	278	44	1,093	7,030	8,445
Total consumer real estate loans	5,339	29,848	229,028	527,996	792,211
Consumer and other loans
Consumer loans	4,299	91,825	19,145	1,822	117,091
Other	1,503	—	—	—	1,503
Total consumer and other loans	5,802	91,825	19,145	1,822	118,594
Total loans	$92,934	$418,641	$940,171	$1,120,552	$2,572,298

Rate sensitivities
Predetermined interest rate	$46,214	$359,624	$577,336	$657,642	$1,640,816
Floating or adjustable interest rate	46,720	59,017	362,835	462,910	931,482
Total loans	$92,934	$418,641	$940,171	$1,120,552	$2,572,298

(1)	Construction loans include construction to permanent loans that have not yet converted to principal and interest payments.

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

Nonperforming assets consist of nonaccrual loans, accrual loans contractually past due 90 days or more, modified loans past due 90 days or more, and other real estate owned ("OREO"). Prior to the adoption of ASU 2022-02, unseasoned troubled debt restructurings ("TDRs") were included in nonperforming assets.  Ongoing activity in the classification and categories of nonperforming loans include collections on delinquencies, foreclosures, loan restructurings, and movements into or out of the nonperforming classification due to changing economic conditions, borrower financial capacity, or resolution efforts.  For additional information, see Note 5, “Credit Quality,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2023	2022	2021	2020	2019
Nonperforming
Nonaccrual loans	$19,356	$15,208	$20,768	$22,003	$16,357
Accruing loans past due 90 days or more	104	142	87	295	144
Modified loans past due 90 days or more (1)	—	—	—	—	—
TDRs'(2)(3)	—	1,346	1,367	187	720
Total non-covered nonperforming loans	19,460	16,696	22,222	22,485	17,221
OREO	192	703	1,015	2,083	3,969
Total nonperforming assets	$19,652	$17,399	$23,237	$24,568	$21,190

Additional Information
Total modified loans (1)	$2,046	$—	$—	$—	$—
Total Accruing TDRs (3)	—	7,112	8,652	10,248	6,575
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	969	883	1,129	1,586	1,068
Actual interest income recorded on restructured and nonperforming loans	6	388	422	473	277

Total ratios
Nonperforming loans to total loans	0.76%	0.70%	1.03%	1.03%	0.81%
Nonperforming assets to total assets	0.60%	0.55%	0.73%	0.82%	0.76%
Allowance for credit losses to nonperforming loans	185.97%	183.01%	125.36%	116.44%	106.99%
Allowance for credit losses to total loans	1.41%	1.27%	1.29%	1.20%	0.87%

(1)	ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU adopted effective January 1, 2023.
(2)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.22 million, $1.80 million, $1.18 million, and $95 thousand for the four years ended December 31, 2022.  They were included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

(3)

Total accruing TDRs exclude nonaccrual TDRs of  $1.32 million, $2.52 million, $1.81 million, and $2.34 million for the four years ended December 31, 2022.  They were included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

Nonperforming assets as of December 31, 2023, increased $2.25 million, or 12.95%, from December 31, 2022, with the largest increase due to an increase due to an increase in nonaccrual loans of $4.15 million.  The increase was offset by a decrease of $1.35 million in nonaccrual TDRs that was reported in December 31, 2022.  The adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, on January 1, 2023, eliminated the accounting guidance for troubled debt restructurings by creditors as provided in ASC 310-40, Receivables - Troubled Debt Restructuring by Creditors.  Therefore, the guidance applied prior to January 1, 2023, is no longer applicable.  OREO decreased $511 thousand, or 72.69% and accruing loans past due 90 days or more decreased $38 thousand from 2022.  As of December 31, 2023, nonaccrual loans were largely attributed to single family owner occupied (48.38%), non-farm, non-residential real estate (12.63%), and consumer loans (9.85%).  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management's estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $33.93 million as of December 31, 2023, a increase of $4.25 million, or 14.32%, compared to $29.68 million as of December 31, 2022. Delinquent loans as a percent of total loans totaled 1.32% as of December 31, 2023, which includes past due loans 0.57% and nonaccrual loans 0.75%, compared to 1.24%  as of December 31, 2022.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  As noted above, ASU 2022-02, eliminated and replaced the accounting guidance for borrowers experiencing financial difficulties previously applied under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, discloses loans for borrowers experiencing financial difficulty as modified loans.  Total loans modified as of December 31, 2023, were $2.05 million.

OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 6 properties with an average holding period of 10 months as of December 31, 2023. The net loss on the sale of OREO was  $84 thousand in 2023, $453 thousand in 2022, and $231 thousand in 2021. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2023	2022
(Amounts in thousands)
Beginning balance	$703	$1,015
Additions	391	705
Disposals	(798)	(533)
Valuation adjustments	(104)	(484)
Ending balance	$192	$703

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loan losses from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation and Significant Accounting Policies" for further details. As of December 31, 2023,  the balance of the ACL for loans was $36.19 million, or 1.41% of total loans. The ACL at December 31, 2023, increased $5.63 million from the balance of $30.56 million recorded December 31, 2022. This increase included a provision of $7.99 million and net charge-offs for the twelve months of $4.81 million. The increase in provision for the twelve months ended December 31, 2023, included a day two provision of $1.61 million for Surrey loans.  In addition, $2.01 million was added to the reserve for Surrey's purchased credit deteriorated loans.

At December 31, 2023, the Company also had an allowance for unfunded commitments of $746 thousand which was recorded in Other Liabilities on the Balance Sheet.  During 2023, there was a recovery of provision for credit losses on unfunded commitments of $450 thousand which was recorded in provision expense on the Statement of Income. During 2022, the provision for credit losses on unfunded commitments was $518 thousand and was recorded in other expense on the Statement of Income.

Management considered the allowance adequate as of December 31, 2023; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Credit Losses or ("ACL")” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Loan Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents net charge-offs, by loan class, and the ratio to average loans during the periods indicated:

	December 31,
	2023			2022			2021
(Amounts in thousands)	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans
Commercial loans
Construction, development, and other land	$511	$108,437	0.47%	$56	$88,204	0.06%	$(108)	$47,285	-0.23%
Commercial and industrial	(8)	216,618	0.00%	844	169,101	0.50%	(639)	173,206	-0.37%
Multi-family residential	9	163,797	0.01%	105	124,229	0.08%	302	102,175	0.30%
Single family non-owner occupied	13	220,316	0.01%	186	193,455	0.10%	58	185,752	0.03%
Non-farm, non-residential	443	863,078	0.05%	848	754,518	0.11%	(696)	724,444	-0.10%
Agricultural	(30)	18,982	-0.16%	(70)	10,407	-0.67%	(157)	9,441	-1.66%
Farmland	30	13,856	0.21%	38	12,290	0.31%	(56)	16,799	-0.33%
Total commercial loans	968	1,605,084	0.06%	2,007	1,352,204	0.15%	(1,296)	1,259,102	-0.10%
Consumer real estate loans
Home equity lines	123	77,348	0.16%	67	72,511	0.09%	397	82,861	0.48%
Single family owner occupied	(15)	704,217	0.00%	13	702,384	0.00%	132	657,741	0.02%
Owner occupied construction	—	16,778	0.00%	—	23,898	0.00%	—	27,529	0.00%
Total consumer real estate loans	108	798,343	0.01%	80	798,793	0.01%	529	768,131	0.07%
Consumer and other loans
Consumer loans	(5,889)	134,934	-4.36%	(5,960)	147,506	-4.04%	(2,193)	125,866	-1.74%
Total	$(4,813)	$2,538,361	-0.19%	$(3,873)	$2,298,503	-0.17%	$(2,960)	$2,153,099	0.14%

The following table presents the allowance for loan losses, by loan class, as of the dates indicated:

	December 31,
	2023		2022
(Amounts in thousands)	Balance	Percentage of Total Allowance	Balance	Percentage of Total Allowance
Commercial loans
Construction, development, and other land	$3,549	4.12%	$3,197	4.88%
Commercial and industrial	3,997	8.24%	2,561	6.27%
Multi-family residential	1,191	7.32%	853	6.17%
Single family non-owner occupied	2,581	8.74%	2,169	8.59%
Non-farm, non-residential	9,837	34.78%	8,117	32.82%
Agricultural	570	0.84%	198	0.50%
Farmland	125	0.55%	118	0.49%
Consumer real estate loans
Home equity lines	1,588	3.41%	1,053	3.15%
Single family owner occupied	7,989	27.06%	7,744	30.61%
Owner occupied construction	116	0.33%	134	0.43%
Consumer and other loans
Consumer loans	4,646	4.61%	4,412	6.09%
Total allowance	$36,189	100.00%	$30,556	100.00%

Deposits

Total deposits as of December 31, 2023, increased $43.51 million, or 1.62%, compared to December 31, 2022.  The increase was primarily attributable to the acquisition of Surrey Bancorp.  The Company acquired $403.64 million in deposits in the transaction: acquiring $158.39 million in demand accounts, $99.32 million in interest-bearing demand, $102.70 million in savings, and $43.23 million in time deposit accounts.  Excluding the Surrey acquisition, deposits decreased $360.13 million with decreases occurring in savings of $103.35 million, demand deposits of $98.64 million, interest-bearing demand of $84.95 million, and time deposits of $73,18 million.  Deposit attrition related to Surrey post-merger totaled $70.77 million, with attrition of $36.97 million in interest-bearing demand, $13.65 million in time deposits, $13.18 million in demand, and $6.96 million in savings. We had no deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2023 or 2022.

The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2023:

(Amounts in thousands)
Three months or less	$4,069
Over three through six months	874
Over six through twelve months	2,643
Over twelve months	11,006
$18,592

Borrowings

Total borrowings as of December 31, 2023, decreased $755 thousand, or 40.29%, compared to December 31, 2022. Total borrowings for 2023 were comprised entirely of short-term borrowings, which consist of retail repurchase agreements.  The weighted average rate of 0.06% as of December 31, 2023, decreased one basis point from the weighted average rate of 0.07% as of  December 31, 2022.

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

Poor or inadequate liquidity risk management may result in a funding deficit that could have a material impact on our operations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) to detect potential liquidity issues and protect our depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) of the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management; ensures that systems and internal controls are consistent with liquidity policies; and provides accurate reports about liquidity needs, sources, and compliance. The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. The liquidity model incorporates various funding crisis scenarios and a specific action plan is formulated, and activated, when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities. As of December 31, 2023, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Company.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to the Consolidated Financial Statements in Item 8 of this report for the expected timing of such payments as of December 31, 2023. These include payments related to (i) operating leases (Note - 7 Premises, Equipment, and Leases ), (ii) time deposits with stated maturity dates (Note 9 - Deposits), and (iii) commitments to extend credit and standby letters of credit (Note - 19 Litigation, Commitments, and Contingencies).

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2023, the Company’s cash reserves and short-term investment securities totaled $14.68 million and $22.47 million, respectively.  The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the FRB Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2023, our unencumbered cash totaled $116.42 million, unused borrowing capacity from the FHLB totaled $342.81 million, available credit from the FRB Discount Window totaled $123.81 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $135.88 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2023, increased $81.31 million, or 19.27%, to $503.29 million from $421.99 million as of December 31, 2022.  The change in stockholders' equity was largely due to the acquisition of Surrey Bancorp.  The Company issued 2.99 million shares of common stock in the transaction resulting in an increase to capital of $71.35 million.  In addition, the Company earned $48.02 million, which was offset by repurchasing 768,079 shares of our common stock totaling $23.04 million and dividends on our common stock of $21.09 million. Our book value per common share increased $1.19 to $27.20 as of December 31, 2023, from $26.01 as of December 31, 2022.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III.  Our current minimum required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2023	2022	2021
The Company
Common equity Tier 1 ratio	14.69%	13.37%	14.39%
Tier 1 risk-based capital ratio	14.69%	13.37%	14.39%
Total risk-based capital ratio	15.94%	14.62%	15.65%
Tier 1 leverage ratio	11.52%	10.17%	9.65%

The Bank
Common equity Tier 1 ratio	12.97%	11.69%	13.37%
Tier 1 risk-based capital ratio	12.97%	11.69%	13.37%
Total risk-based capital ratio	14.22%	12.94%	14.62%
Tier 1 leverage ratio	10.07%	8.79%	8.94%

As of December 31, 2023, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, as of December 31, 2023. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 20, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

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

At December 31, 2023, the Federal Open Market Committee set the benchmark federal funds rate at a range of 5.25% - 5.50% basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.  In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	December 31,
	2023		2022
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
400	$3,285	2.6%	1,043	0.8%
300	2,446	1.9%	631	0.5%
200	1,606	1.3%	214	0.2%
100	757	0.6%	79	0.6%
(100)	(3,858)	-3.0%	(5,644)	-4.5%
(200)	(9,527)	-7.5%	(12,849)	-10.4%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2023, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

Page

Consolidated Balance Sheets as of December 31, 2023 and 2022	39
Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021	40
Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021	41
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, 2022, and 2021	42
Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021	43
Notes to Consolidated Financial Statements	44
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and on Management’s Assessment of Internal Control on Financial Reporting	88
Management’s Assessment of Internal Control Over Financial Reporting	93

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2023	2022
Assets
Cash and due from banks	$77,563	$63,044
Federal funds sold	37,312	105,636
Interest-bearing deposits in banks	1,545	2,166
Total cash and cash equivalents	116,420	170,846
Debt securities available for sale, at fair value	280,961	300,349
Loans held for investment, net of unearned income	2,572,298	2,400,197
Allowance for credit losses	(36,189)	(30,556)
Loans held for investment, net	2,536,109	2,369,641
Premises and equipment, net	50,680	47,340
Other real estate owned	192	703
Interest receivable	10,881	9,279
Goodwill	143,946	129,565
Other intangible assets	15,145	4,176
Other assets	114,211	103,673
Total assets	$3,268,545	$3,135,572

Liabilities
Noninterest-bearing deposits	$931,920	$872,168
Interest-bearing deposits	1,790,405	1,806,647
Total deposits	2,722,325	2,678,815
Securities sold under agreements to repurchase	1,119	1,874
Interest, taxes, and other liabilities	41,807	32,898
Total liabilities	2,765,251	2,713,587

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 27,522,547 issued and 18,502,396 outstanding at December 31, 2023; 24,477,471 shares issued and 16,225,399 shares outstanding at December 31, 2022	18,502	16,225
Additional paid-in capital	175,841	128,508
Retained earnings	319,902	292,971
Accumulated other comprehensive loss	(10,951)	(15,719)
Total stockholders' equity	503,294	421,985
Total liabilities and stockholders' equity	$3,268,545	$3,135,572

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2023	2022	2021
Interest income
Interest and fees on loans	$126,727	$104,570	$102,832
Interest on securities -- taxable	7,345	5,271	700
Interest on securities -- tax-exempt	611	715	1,037
Interest on deposits in banks	2,482	3,763	741
Total interest income	137,165	114,319	105,310
Interest expense
Interest on deposits	9,341	1,654	2,835
Interest on short-term borrowings	140	2	1
Total interest expense	9,481	1,656	2,836
Net interest income	127,684	112,663	102,474
Provision for (recovery of) credit losses	7,985	6,572	(8,471)
Net interest income after provision for loan losses	119,699	106,091	110,945
Noninterest income
Wealth management	4,179	3,855	3,853
Service charges on deposits	13,996	14,213	13,446
Other service charges and fees	13,647	12,308	12,422
Net loss on sale of securities	(21)	—	—
Net FDIC indemnification asset amortization	—	—	(1,226)
Gain on divestitures	—	1,658	—
Other operating income	5,651	5,148	5,806
Total noninterest income	37,452	37,182	34,301
Noninterest expense
Salaries and employee benefits	49,887	47,183	44,239
Occupancy expense	4,967	4,818	4,913
Furniture and equipment expense	5,878	6,001	5,627
Service fees	8,908	7,606	6,324
Advertising and public relations	3,300	2,409	2,076
Professional fees	1,567	1,303	1,524
Amortization of intangibles	1,731	1,446	1,446
FDIC premiums and assessments	1,511	1,126	832
Merger expense	2,393	596	—
Divestiture expense	—	153	—
Litigation expense	3,000	—	—
Other operating expense	12,035	10,475	11,737
Total noninterest expense	95,177	83,116	78,718
Income before income taxes	61,974	60,157	66,528
Income tax expense	13,954	13,495	15,360
Net income	$48,020	$46,662	$51,168

Earnings per common share
Basic	$2.67	$2.82	$2.95
Diluted	2.72	2.82	2.94
Cash dividends per common share	1.16	1.12	1.04
Weighted average shares outstanding
Basic	17,996,373	16,519,848	17,335,615
Diluted	18,027,151	16,562,257	17,402,936

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2023	2022	2021
(Amounts in thousands)
Net income	$48,020	$46,662	$51,168
Other comprehensive income, before tax
Available-for-sale debt securities:
Net unrealized gains (losses) on securities	5,669	(19,793)	(1,381)
Reclassification adjustment for net loss recognized in net income	21	—	—
Net unrealized gains on available-for-sale debt securities	5,690	(19,793)	(1,381)
Employee benefit plans:
Net actuarial gain	306	1,718	1,472
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	38	135	386
Net unrealized gains on employee benefit plans	344	1,853	1,858
Other comprehensive income (loss), before tax	6,034	(17,940)	477
Income tax (expense) benefit	(1,266)	3,767	(100)
Other comprehensive income (loss), net of tax	4,768	(14,173)	377
Total comprehensive income	$52,788	$32,489	$51,545

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred		Common		Additional		Other
	Stock	Preferred	Stock	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share and per share data)	Outstanding	Stock	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2021	—	$—	17,722,507	$17,723	$173,345	$237,585	$(1,923)	$426,730
Cumulative effect of adoption of ASU 2016-13	—	—	-	—	—	(5,870)	—	(5,870)
Net income	—	—	-	—	—	51,168	—	51,168
Other comprehensive income	—	—	-	—	—	—	377	377
Common dividends declared -- $1.04 per share	—	—	-	—	—	(18,059)	—	(18,059)
Equity-based compensation expense	—	—	48,388	48	1,233	—	—	1,281
Common stock options exercised	—	—	39,995	40	498	—	—	538
Issuance of stock to 401(k) plan	—	—	16,716	16	476	—	—	492
Repurchase of common shares -- at $30.42 per share	—	—	(949,386)	(949)	(27,933)	—	—	(28,882)
Balance December 31, 2021	—	$—	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775

Balance January 1, 2022	—	$—	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	—	—	-	—	—	46,662	—	46,662
Other comprehensive loss	—	—	-	—	—	—	(14,173)	(14,173)
Common dividends declared -- $1.12 per share	—	—	-	—	—	(18,515)	—	(18,515)
Equity-based compensation expense	—	—	25,137	25	693	—	—	718
Common stock options exercised	—	—	7,575	8	164	—	—	172
Issuance of stock to 401(k) plan	—	—	20,584	20	637	—	—	657
Repurchase of common shares -- at $30.18 per share	—	—	(706,117)	(706)	(20,605)	—	—	(21,311)
Balance December 31, 2022	—	$—	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985

Balance January 1, 2023	—	$—	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Issuance of common stock pursuant to acquisition	—	—	2,996,786	2,997	68,357	$—	$—	71,354
Net income	—	—	-	—	—	48,020	—	48,020
Other comprehensive income	—	—	-	—	—	—	4,768	4,768
Common dividends declared -- $1.16 per share	—	—	-	—	—	(21,089)	—	(21,089)
Equity-based compensation expense	—	—	24,312	25	572	—	—	597
Common stock options exercised	—	—	4,288	4	87	—	—	91
Issuance of stock to 401(k) plan	—	—	19,690	20	586	—	—	606
Repurchase of common shares -- at $29.99 per share	—	—	(768,079)	(769)	(22,269)	—	—	(23,038)
Balance December 31, 2023	—	$—	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Operating activities
Net income	$48,020	$46,662	$51,168
Adjustments to reconcile net income to net cash provided by operating activities
Provision for (recovery of) credit losses	7,985	6,572	(8,471)
Depreciation and amortization of premises and equipment	3,954	4,154	4,471
(Accretion)/amortization of discounts/premiums on investments, net	(2,471)	(261)	454
Amortization of intangible assets	1,731	1,446	1,446
Accretion on acquired loans	(2,743)	(2,618)	(4,656)
Gain on divestiture	—	(1,658)	—
Equity-based compensation expense	597	718	1,281
Issuance of common stock to 401(k) plan	606	657	492
(Gain) loss on sale of premises and equipment, net	(189)	(772)	499
Provision expense and loss on sale of other real estate owned	84	453	231
Loss on sale of securities	21	—	—
Decrease in other operating activities	4,233	3,671	1,300
Net cash provided by operating activities	61,828	59,024	48,215
Investing activities
Proceeds from sale of available for sale securities	38,979	—	370
Proceeds from maturities, prepayments, and calls of securities available for sale	83,586	25,748	27,256
Payments to acquire securities available for sale	(74,103)	(269,337)	(22,394)
Proceeds from repayments (originations of) loans, net	64,538	(236,620)	27,467
Proceeds from bank owned life insurance	—	1,763	—
(Payments for) redemption of FHLB stock, net	(877)	(240)	1,012
Net cash provided by (used in) acquisitions and divestitures	176,684	(59,039)	—
Proceeds from sale of premises and equipment	1,827	1,542	2,616
Payments to acquire premises and equipment	(2,770)	(1,160)	(3,038)
Proceeds from sale of other real estate owned	798	564	2,061
Net cash provided by (used in) investing activities	288,662	(536,779)	35,350
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(98,637)	47,769	69,988
(Decrease) increase in interest-bearing deposits, net	(261,488)	(37,291)	113,156
(Payments for) proceeds from in securities sold under agreements to repurchase, net	(755)	—	572
Repayments of FHLB and other borrowings, net	—	338	—
Proceeds from stock options exercised	91	172	538
Payments for repurchase of common stock	(23,038)	(21,311)	(28,882)
Payments of common stock dividends	(21,089)	(18,515)	(18,059)
Net cash (used in) provided by financing activities	(404,916)	(28,838)	137,313
Net (decrease) increase in cash and cash equivalents	(54,426)	(506,593)	220,878
Cash and cash equivalents at beginning of period	170,846	677,439	456,561
Cash and cash equivalents at end of period	$116,420	$170,846	$677,439

Supplemental disclosure -- cash flow information
Cash paid for interest	$9,084	$2,114	$3,141
Cash paid for income taxes	11,783	7,590	14,399

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	391	705	1,283
Loans originated to finance other real estate	20	—	59
Change in accumulated other comprehensive income/(loss)	4,768	(14,173)	377
Acquisitions:
Fair value of assets acquired	466,247	—	—
Fair value of liabilities assumed	409,258	—	—
Net assets acquired	71,370	—	—
Common stock issued in acquisition	71,354	—	—

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

Use of Estimates

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from banks, federal funds sold, and interest-bearing balances on deposit with the Federal Home Loan Bank ("FHLB"), the Federal Reserve Bank of Richmond ("FRB"), and correspondent banks that are available for immediate withdrawal.

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

The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of   December 31, 2023, the accrued interest receivable for investment securities available for sale was $ 1.25  million compared to $1.34 million as of  December 31, 2022.

Other Investments

As a condition of membership in the FHLB and the Federal Reserve, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $13.04 million as of  December 31, 2023, and $10.02 million as of  December 31, 2022.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.70 million as of December 31, 2023, and $3.78 million as of December 31, 2022.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting as outlined in using Topic 805 of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”). Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value. Any excess of the purchase price over the fair value of net assets acquired is recorded as goodwill. In instances where the price of the acquired business is less than the net assets acquired, a gain on the purchase is recorded. Fair values are assigned based on quoted prices for similar assets, if readily available, or appraisals by qualified independent parties for relevant asset and liability categories. Certain financial assets and liabilities are valued using discount models that apply current discount rates to streams of cash flow. Valuation methods require assumptions, which can result in alternate valuations, varying levels of goodwill or bargain purchase gains, or amortization expense or accretion income. Management must make estimates for the useful or economic lives of certain acquired assets and liabilities that are used to establish the amortization or accretion of some intangible assets and liabilities, such as core deposits. Fair values are subject to refinement for up to one year after the closing date of the acquisition as additional information about the closing date fair values becomes available. Acquisition and divestiture activities are included in the Company’s consolidated results of operations from the closing date of the transaction. Acquisition and divestiture related costs are recognized in noninterest expense as incurred. For additional information, see “Purchased Credit Deteriorated Loans” and “Intangible Assets” below.

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

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Seriously delinquent loans are evaluated for loss mitigation options. Closed-end retail loans are generally charged off against the allowance for credit losses when the loans become 120 days past due. Open-end retail loans and residential real estate secured loans are generally charged off when the loans become 180 days past due. Unsecured loans are generally charged off when the loans become 90 days past due. All other loans are charged off against the allowance for credit losses after collection attempts have been exhausted, which generally is within 120 days. Recoveries of loans previously charged off are credited to the allowance for credit losses in the period received.

Effective January 1, 2023, the Company adopted Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The allowance for credit losses incorporates an estimate of lifetime credit losses and is recorded on each asset upon origination.  The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  The Company uses a probability of default/loss given default model to determine the allowance for credit losses.  An assessment of whether a borrower is experiencing financial difficulty is made at the the time of the modification.

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

Other real estate owned (“OREO”) acquired through foreclosure, or other settlement, is carried at the lower of cost or fair value less estimated selling costs. The fair value is generally based on current third-party appraisals. When a property is transferred into OREO, any excess of the loan balance over the net realizable fair value is charged against the allowance for credit losses. Operating expenses, gains, and losses on the sale of OREO are included in other noninterest expense in the Company’s consolidated statements of income after any fair value write-downs are recorded as valuation adjustments.

Allowance for Credit Losses (ACL)

The Company reviews our allowance for credit losses quarterly to determine if it is sufficient to absorb expected credit losses in the portfolio. This determination requires management to make significant estimates and assumptions. While the Company uses its best judgment and available information, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond our control, including the performance of our loan portfolio, the economy, changes in interest rates, and the view of regulatory authorities towards loan classifications. These uncertainties may result in material changes to the allowance for credit losses in the near term; however, the amount of the change cannot reasonably be estimated.

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

For collectively evaluated loans, the Company uses a combination of discounted cash flow and open pool to estimate expected credit losses.  During 2022, the Company changed third party model providers which necessitated a change from remaining life to open pool for the portfolios noted above.  The change in method was not quantitatively significant.  In addition to its own loss experience, management also includes peer bank historical loss experience in its assessment of expected credit losses to determine the ACL.  The Company utilized call report data to measure its and its peers' historical credit losses experience with similar risk characteristics within the segments over an economic cycle.  The Company reviewed the historical loss information to appropriately adjust for differences in current asset specific risk characteristics.  Also considered were further adjustments to historical loss information for current conditions and reasonable and supportable forecasts that differ from the conditions that existed for the period over which historical information was evaluated.  For the majority of the segments of collectively evaluated loans, the Company incorporated at least one macroeconomic driver using a statistical regression modeling methodology.

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

When loans are acquired they are identified as either purchased credit deteriorated ("PCD") or non-PCD.  PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since the origination of the loans as of the acquisition date.  The ACL for PCD assets is recognized within the business combination accounting  with no initial impact to net income.  Changes is estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise.

Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default.  The actual cash flows on these loans could differ materially from the fair value estimates.  The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the "discount" on the acquired loans.  Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances.  The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination.  Estimated credit losses for acquired loans are determined using methodologies and applying estimates and assumptions similar to originated performing loans.

As previously noted, effective January 1, 2023, the Company adopted Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The allowance for credit losses incorporates an estimate of lifetime credit losses and is recorded on each asset upon origination.  The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  The Company uses a probability of default/loss given default model to determine the allowance for credit losses.  An assessment of whether a borrower is experiencing financial difficulty is made at the the time of the modification.

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

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. The Company has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  December 31, 2023, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $746 thousand compared to $1.20 million as of  December 31, 2022.  The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The current adjustment to the ACL for unfunded commitments is recognized through provision for credit losses in the Statement of Income. Prior to 2023, the current adjustment to the ACL for unfunded commitments was recognized through other operating expense in the Statement of Income.  For additional information, see Note 6, “Allowance for Credit Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Management has concluded that there was no goodwill impairment for 2023 and  2022.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Bank Owned Life Insurance

The Company has purchased life insurance policies on certain key executives and personnel.  The value recorded on the balance sheet is the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other changes or amounts due that are probable at settlement.

Other Comprehensive Income

Other comprehensive income includes unrealized gains and losses on securities available-for-sale and changes in the funded status of the nonqualified domestic, noncontributory defined benefit plans which are recognized as separate components of equity.

Loss Contingencies

Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonable estimated.  For additional information, see Note 19, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements in Item 8 of this report.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2022, the Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326).  Troubled Debt Restructurings and Vintage Disclosures.  This new accounting topic provided accounting guidance for troubled debt restructuring (TDR) and write-offs, effective January 1, 2023.  The amendments eliminated TDR accounting guidance for issuers that adopted ASU 2016-13, created a single loan modification accounting model, and clarified disclosure requirements for loan modifications and write-offs.  We adopted this standard, effective January 1, 2023.  The updated guidance had no material impact on our Consolidated Financial Statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Acquisitions and Divestitures

On September 16, 2022, the Company completed the sale of its Emporia, Virginia branch (the "Emporia Branch Sale") to Benchmark Community Bank ("Benchmark"). The sale included the branch real estate, certain personal property, and all deposits associated with the branch. There were no loans included in the transaction. Benchmark paid a deposit premium of two percent for certain deposits. In addition, Benchmark paid $1.50 million for branch real estate and certain personal property. Total deposits acquired by Benchmark totaled $61.05 million. The deposits were composed of $18.38 million in demand, $28.46 million in interest-bearing demand, $11.52 million in savings, and $2.69 million in time deposits. The Company recognized a gain of $1.66 million from the Emporia Branch Sale.

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

The Surrey transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition. The Company incurred a total of $2.99 million in merger expenses related to the Surrey transaction, $596 thousand was recorded in the last quarter of 2022 and $2.39 million in the first nine months of 2023. These costs were primarily related to data conversion, investment banking fees, and legal fees.

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

When loans are acquired they are identified as either purchased credit deteriorated PCD or non-PCD. PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since the origination of the loans as of the acquisition date. The ACL for PCD assets is recognized within business combination accounting with no initial impact to net income. Changes in estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise. Non-PCD loans acquired are generally estimated at fair value using a discounted cash flow approach with assumptions of discount rate, remaining life, prepayments, probability of default, and loss given default. The actual cash flows on these loans could differ materially from the fair value estimates. The amount we record as the fair values for the loans is generally less than the contractual unpaid principal balance due from the borrowers, with the difference being referred to as the “discount” on the acquired loans. Discounts on acquired non-PCD loans are accreted to interest income over their estimated remaining lives, which may include prepayment estimates in certain circumstances. The ACL for non-PCD assets is recognized as provision expense in the same reporting period as the business combination. Estimated credit losses for acquired loans are determined using methodologies and applying estimates and assumptions similar to originated performing loans. The fair value of purchased loans with credit deterioration was $101.42 million on the date of acquisition with the gross contractual amount totaling $111.22 million. The Company estimates that $2.01 million of contractual cash flows specific to the purchased loans with credit deterioration will not be collected. Non purchased credit deteriorated loans acquired had a fair value of $137.55 million with a gross contractual value of $143.55 million.

	As recorded by	Fair Value		As recorded by
(Amounts in thousands, except share data)	Surrey	Adjustments		the Company
Assets
Cash and cash equivalents	$176,700	$—		$176,700
Securities available for sale	22,027	(1,093)	( a )	20,934
Loans held for investment, net of allowance and mark	251,944	(12,864)	( b )	239,080
Premises and equipment	5,501	774	( c )	6,275
Other assets	10,787	(229)	( d ), ( e )	10,558
Intangible assets	—	12,700	( f )	12,700
Total assets	$466,959	$(712)		$466,247

LIABILITIES
Deposits:
Noninterest-bearing	$158,389	$—		$158,389
Interest-bearing	246,460	(1,214)	( g )	245,246
Total deposits	404,849	(1,214)		403,635
Long term debt	—	—		—
Other liabilities	6,004	(381)	( h )	5,623
Total liabilities	410,853	(1,595)		409,258
Net identifiable assets acquired over (under) liabilities assumed	56,106	883		56,989
Goodwill	—	14,381		14,381
Net assets acquired over liabilities assumed	$56,106	$15,264		$71,370

Consideration:
First Community Bankshares, Inc. common				2,996,786
Purchase price per share of the Company's common stock				$23.81
Fair Value of Company common stock issued				71,354
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$71,370

Explanation of fair value adjustments;

(a)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired investment portfolio.
(b)	Adjustment reflects the fair value adjustments of $(15.80) million based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for credit losses and deferred loan fees of $2.94 million as recorded by Surrey.
(c)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
(d)	Adjustment reflects the fair value adjustment based on the Company's evaluation of stocks with other banks of $47 thousand.
(e)	Adjustment to record the deferred tax asset related to the fair value adjustments $(177) thousand.
(f)	Adjustment to record the core deposit intangible on the acquired deposit accounts.
(g)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the time deposit portfolio.
(h)	Adjustment to reclass deferred tax asset $(99) thousand, goodwill $(282) thousand, federal income tax payable $(389) thousand, and state income tax payable $8 thousand.

Comparative and Pro Forma Financial Information for Acquisitions

The following table presents supplemental pro forma information as if the acquisition had occurred at the beginning of 2022. The unaudited pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising form the transaction, depreciation and expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

No adjustments have been made to the pro formas to eliminate the recovery of provision for credit losses by Surrey for the period ended December 31, 2022 in the amount of $1.27 million.  The Company expects to achieve further operating cost savings and other business synergies as a result of the acquisition.

	ProForma	ProForma
	Year Ended	Year Ended
(Dollars in thousands)	December 31, 2023	December 31, 2022
Total revenues (net interest income plus noninterest income)	$165,136	$170,206
Net adjusted income available to the common shareholder	$50,282	$55,415

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$—	$(1)	$5,749
U.S. Treasury securities	146,653	16	(843)	145,826
Municipal securities	19,528	11	(162)	19,377
Corporate Notes	28,566	—	(1,485)	27,081
Mortgage-backed Agency securities	94,548	2	(11,622)	82,928
Total	$295,045	$29	$(14,113)	$280,961

	December 31, 2022
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,500	$—	$(15)	$1,485
U.S. Treasury securities	161,617	—	(4,353)	157,264
Municipal securities	23,480	21	(192)	23,309
Mortgage-backed Agency securities	37,046	—	(2,189)	34,857
Total	96,480	3	(13,049)	83,434
	$320,123	$24	$(19,798)	$300,349

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2023. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Agency Securities	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$5,750	$146,653	$5,118	$—	$157,521
After one year through five years	—	—	14,410	28,566	42,976
After five years through ten years	—	—	—	—	—
After ten years	—	—	—	—	—
Amortized cost	$5,750	$146,653	$19,528	$28,566	200,497
Mortgage-backed securities					94,548
Total amortized cost					$295,045

Fair value maturity:
One year or less	$5,749	$145,826	$5,116	$—	$156,691
After one year through five years	—	—	14,261	27,081	41,342
After five years through ten years	—	—	—	—	—
After ten years	—	—	—	—	—
Fair value	$5,749	$145,826	$19,377	$27,081	198,033
Mortgage-backed securities					82,928
Total fair value					$280,961

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,749	$(1)	$—	$—	$5,749	$(1)
U.S. Treasury securities	11,417	(14)	129,108	(829)	140,525	(843)
Municipal securities	4,742	(20)	5,484	(142)	10,226	(162)
Corporate Notes	—	—	27,081	(1,485)	27,081	(1,485)
Mortgage-backed Agency securities	3,421	(10)	78,319	(11,612)	81,740	(11,622)
Total	$25,329	$(45)	$239,992	$(14,068)	$265,321	$(14,113)

	December 31, 2022
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,485	$(15)	$—	$—	$1,485	$(15)
U.S. Treasury securities	157,264	(4,353)	—	—	157,264	(4,353)
Municipal securities	12,347	(192)	—	—	12,347	(192)
Corporate Notes	32,368	(2,172)	2,489	(17)	34,857	(2,189)
Mortgage-backed Agency securities	64,993	(8,824)	18,305	(4,225)	83,298	(13,049)
Total	$268,457	$(15,556)	$20,794	$(4,242)	$289,251	$(19,798)

There were 112 individual debt securities in an unrealized loss position as of December 31, 2023, and their combined depreciation in value represented 5.02% of the debt securities portfolio. There were 113 individual debt securities in an unrealized loss position as of December 31, 2022, and their combined depreciation in value represented  6.59 % of the debt securities portfolio.

Approximately $38.98 million in securities available for sale have been sold in 2023.  Gross gains and gross losses were $30 thousand and $51 thousand, respectively for December 31, 2023.  There were no sales of available for sale debt securities in 2022.  The carrying amount of securities pledged for various purposes totaled $145.09 million as of December 31, 2023, and $22.43 million as of December 31, 2022.

In determining whether or not a security is impaired, we consider the severity of the loss as well as our intent to hold the securities to maturity or the recovery of the cost basis.  Unrealized losses have not been recognized into income as the decline in fair value is largely due to changes in interest rates and other market conditions.  Management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery.

U. S. Agency securities

The Company has one U.S. Agency security as of   December 31, 2023, with an amortized cost of $5.75 million.  The security is issued by the Federal Home Loan Bank.  The security is guaranteed of full and timely payments by the issuing agency.  Based on management's analysis and judgement, there was no credit loss attributable to the U.S. Agency security at December 31, 2023.

U.S. Treasury securities

U.S. Treasury securities are backed by the full faith and credit of the United States government.  At  December 31, 2023, the total amortized cost of available for sale U. S. Treasury securities was $146.65 million.  Based on management's analysis and judgement, there were no credit losses attributable to U.S. Treasury securities at December 31, 2023.

Municipal securities

Municipal securities are securities issued by various municipalities in the United States.  At  December 31, 2023, the total amortized cost of available for sale Municipal securities was $19.53 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Municipal securities at December 31, 2023.

Corporate Notes

Corporate notes are debt obligations issued by public or private corporations.  As of   December 31, 2023, the total amortized cost of available for sale Corporate notes was $28.57 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Corporate note securities at December 31, 2023.

Mortgage-backed Agency securities

Mortgage-backed Agency securities within the Company's portfolio are issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  As of   December 31, 2023, the total amortized cost of available for sale mortgage-backed Agency securities was $94.55 million.  Each agency provides a guarantee of full and timely payments of principal and interest by the issuing agency.  Based on management's analysis and judgement, there were no credit losses attributable to mortgage-backed Agency securities at December 31, 2023.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes.  Customer overdrafts reclassified as loans totaled $1.50 million as of December 31, 2023, and $1.80 million as of December 31, 2022. Deferred loan fees were $7.71 million as of December 31, 2023, and $8.81 million as of December 31, 2022. For information about off-balance sheet financing, see Note 19, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the periods indicated, to include net deferred loan fees of $7.71 million as of December 31, 2023, and $8.81 million as of December 31, 2022.  Additionally, included is, the unamortized discount total related to loans acquired of $15.29 million as of  December 31, 2023, and $3.80 million as of  December 31, 2022.  Accrued interest receivable (AIR) of $9.64 million as of December 31, 2023, and $7.94 million as of December 31, 2022 , is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

The following table presents loans, net of unearned income by loan class, as of the dates indicated:

	December 31,
	2023		2022
(Amounts in thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$105,945	4.12%	$117,174	4.88%
Commercial and industrial	211,850	8.24%	150,428	6.27%
Multi-family residential	188,382	7.32%	148,026	6.17%
Single family non-owner occupied	224,895	8.74%	206,121	8.59%
Non-farm, non-residential	894,550	34.78%	787,703	32.82%
Agricultural	21,669	0.84%	12,032	0.50%
Farmland	14,202	0.55%	11,779	0.49%
Total commercial loans	1,661,493	64.59%	1,433,263	59.72%
Consumer real estate loans
Home equity lines	87,626	3.41%	75,642	3.15%
Single family owner occupied	696,140	27.06%	734,540	30.61%
Owner occupied construction	8,445	0.33%	10,366	0.43%
Total consumer real estate loans	792,211	30.80%	820,548	34.19%
Consumer and other loans
Consumer loans	117,091	4.55%	144,582	6.02%
Other	1,503	0.06%	1,804	0.07%
Total consumer and other loans	118,594	4.61%	146,386	6.09%
Total loans held for investment, net of unearned income	$2,572,298	100.00%	$2,400,197	100.00%

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

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated.

	December 31, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$103,573	$1,955	$417	$—	$—	$105,945
Commercial and industrial	207,034	2,097	2,719	—	—	211,850
Multi-family residential	184,565	3,522	295	—	—	188,382
Single family non-owner occupied	215,375	2,016	7,504	—	—	224,895
Non-farm, non-residential	866,711	15,240	12,599	—	—	894,550
Agricultural	15,944	3,878	1,847	—	—	21,669
Farmland	12,480	484	1,238	—	—	14,202
Consumer real estate loans
Home equity lines	83,769	546	3,311	—	—	87,626
Single family owner occupied	669,878	2,360	23,902	—	—	696,140
Owner occupied construction	8,445	—	—	—	—	8,445
Consumer and other loans
Consumer loans	114,725	4	2,362	—	—	117,091
Other	1,503	—	—	—	—	1,503
Total loans	$2,484,002	$32,102	$56,194	$—	$—	$2,572,298

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2022
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$115,972	$853	$349	$—	$—	$117,174
Commercial and industrial	147,543	920	1,965	—	—	150,428
Multi-family residential	143,859	3,946	221	—	—	148,026
Single family non-owner occupied	195,775	2,303	8,043	—	—	206,121
Non-farm, non-residential	761,154	14,903	11,646	—	—	787,703
Agricultural	11,722	47	263	—	—	12,032
Farmland	9,868	573	1,338	—	—	11,779
Consumer real estate loans
Home equity lines	72,927	288	2,427	—	—	75,642
Single family owner occupied	706,952	1,958	25,630	—	—	734,540
Owner occupied construction	10,204	—	162	—	—	10,366
Consumer and other loans
Consumer loans	141,551	11	3,020	—	—	144,582
Other	1,804	—	—	—	—	1,804
Total loans	$2,319,331	$25,802	$55,064	$-	$-	$2,400,197

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the dates indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development
and other land
Pass	$12,379	$54,752	$23,328	$4,121	$2,700	$3,874	$2,419	$103,573
Special Mention	1,737	-	-	139	-	79	-	1,955
Substandard	-	-	-	-	175	242	-	417
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$14,116	$54,752	$23,328	$4,260	$2,875	$4,195	$2,419	$105,945
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$53,619	$64,380	$19,477	$11,538	$5,717	$11,775	$40,528	$207,034
Special Mention	-	229	11	-	349	1,408	100	2,097
Substandard	51	744	276	86	926	636	-	2,719
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$53,670	$65,353	$19,764	$11,624	$6,992	$13,819	$40,628	$211,850
Current period gross write-offs	$66	$168	$201	$51	$32	$66	$-	$584
Multi-family residential
Pass	$6,753	$67,484	$36,621	$30,021	$3,280	$36,982	$3,424	$184,565
Special Mention	-	-	-	-	-	3,522	-	3,522
Substandard	-	-	-	-	-	295	-	295
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$6,753	$67,484	$36,621	$30,021	$3,280	$40,799	$3,424	$188,382
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$83,420	$234,607	$151,433	$114,974	$53,466	$217,034	$11,777	$866,711
Special Mention	65	583	2,590	819	-	11,132	51	15,240
Substandard	1,175	238	1,968	690	3,175	5,143	210	12,599
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$84,660	$235,428	$155,991	$116,483	$56,641	$233,309	$12,038	$894,550
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$5,004	$4,215	$2,352	$625	$674	$2,094	$980	$15,944
Special Mention	28	276	184	8	90	3,292	-	3,878
Substandard	157	166	50	28	1,188	258	-	1,847
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$5,189	$4,657	$2,586	$661	$1,952	$5,644	$980	$21,669
Current period gross write-offs	$-	$59	$-	$9	$14	$8	$-	$90
Farmland
Pass	$1,380	$1,237	$1,557	$912	$745	$5,766	$883	$12,480
Special Mention	-	-	103	-	-	381	-	484
Substandard	-	-	-	-	-	1,238	-	1,238
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$1,380	$1,237	$1,660	$912	$745	$7,385	$883	$14,202
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$9	$962	$86	$73	$68	$3,800	$78,771	$83,769
Special Mention	-	-	-	-	-	45	501	546
Substandard	-	12	-	27	102	1,853	1,317	3,311
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$9	$974	$86	$100	$170	$5,698	$80,589	$87,626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$227	$227
Single family Mortgage
Pass	$50,826	$164,974	$221,352	$191,156	$44,974	$211,540	$431	$885,253
Special Mention	-	-	465	98	108	3,705	-	4,376
Substandard	236	555	1,464	1,381	1,515	26,255	-	31,406
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$51,062	$165,529	$223,281	$192,635	$46,597	$241,500	$431	$921,035
Current period gross write-offs	$-	$-	$47	$-	$-	$194	$-	$241
Owner occupied construction
Pass	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$31,243	$43,675	$20,672	$7,710	$3,214	$1,026	$8,688	$116,228
Special Mention	-	-	3	-	-	-	1	4
Substandard	338	820	590	198	157	212	47	2,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$31,581	$44,495	$21,265	$7,908	$3,371	$1,238	$8,736	$118,594
Current period gross write-offs	$1,238	$3,594	$1,852	$518	$196	$77	$185	$7,660

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$248,253	$640,518	$477,118	$361,130	$114,859	$494,223	$147,901	$2,484,002
Special Mention	1,830	1,088	3,356	1,064	547	23,564	653	32,102
Substandard	1,957	2,535	4,348	2,410	7,238	36,132	1,574	56,194
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$252,040	$644,141	$484,822	$364,604	$122,644	$553,919	$150,128	$2,572,298
Current period gross write-offs	$1,304	$3,829	$2,100	$578	$255	$347	$412	$8,825

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Construction, development
and other land
Pass	$58,770	$39,995	$4,602	$3,050	$2,485	$5,608	$1,462	$115,972
Special Mention	-	225	-	-	94	534	-	853
Substandard	-	-	267	71	11	-	-	349
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$58,770	$40,220	$4,869	$3,121	$2,590	$6,142	$1,462	$117,174
Commercial and industrial
Pass	$69,678	$23,746	$12,047	$7,729	$9,121	$8,890	$16,332	$147,543
Special Mention	227	20	21	367	185	1	99	920
Substandard	130	112	114	620	192	797	-	1,965
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$70,035	$23,878	$12,182	$8,716	$9,498	$9,688	$16,431	$150,428
Multi-family residential
Pass	$45,261	$20,881	$31,087	$3,733	$1,328	$41,063	$506	$143,859
Special Mention	-	-	-	-	-	3,946	-	3,946
Substandard	-	-	-	-	-	221	-	221
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$45,261	$20,881	$31,087	$3,733	$1,328	$45,230	$506	$148,026
Non-farm, non-residential
Pass	$218,595	$145,675	$114,840	$52,575	$35,564	$185,448	$8,457	$761,154
Special Mention	-	1,927	852	1,193	2,708	8,076	147	14,903
Substandard	-	1,267	675	2,509	1,531	5,664	-	11,646
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$218,595	$148,869	$116,367	$56,277	$39,803	$199,188	$8,604	$787,703
Agricultural
Pass	$6,244	$3,225	$1,003	$376	$154	$214	$506	$11,722
Special Mention	-	33	14	-	-	-	-	47
Substandard	124	37	1	66	24	11	-	263
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$6,368	$3,295	$1,018	$442	$178	$225	$506	$12,032
Farmland
Pass	$646	$713	$796	$77	$869	$6,150	$617	$9,868
Special Mention	-	109	-	-	222	242	-	573
Substandard	-	-	12	-	253	1,073	-	1,338
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$646	$822	$808	$77	$1,344	$7,465	$617	$11,779

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Home equity lines
Pass	$1,960	$198	$241	$-	$24	$7,429	$63,075	$72,927
Special Mention	-	-	-	-	-	117	171	288
Substandard	-	-	27	35	114	1,253	998	2,427
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$1,960	$198	$268	$35	$138	$8,799	$64,244	$75,642
Single family Mortgage
Pass	$157,890	$237,363	$207,480	$48,795	$36,678	$214,148	$373	$902,727
Special Mention	-	376	90	363	262	3,170	-	4,261
Substandard	461	1,196	740	1,217	1,991	28,068	-	33,673
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$158,351	$238,935	$208,310	$50,375	$38,931	$245,386	$373	$940,661
Owner occupied construction
Pass	$6,357	$3,344	$-	$23	$11	$469	$-	$10,204
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	162	-	-	-	-	162
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$6,357	$3,344	$162	$23	$11	$469	$-	$10,366
Consumer loans
Pass	$69,579	$37,603	$16,033	$7,640	$2,528	$2,040	$7,932	$143,355
Special Mention	-	5	-	6	-	-	-	11
Substandard	881	1,002	466	416	36	159	60	3,020
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$70,460	$38,610	$16,499	$8,062	$2,564	$2,199	$7,992	$146,386

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving	Total
Total Loans
Pass	$634,980	$512,743	$388,129	$123,998	$88,762	$471,459	$99,260	$2,319,331
Special Mention	227	2,695	977	1,929	3,471	16,086	417	25,802
Substandard	1,596	3,614	2,464	4,934	4,152	37,246	1,058	55,064
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$636,803	$519,052	$391,570	$130,861	$96,385	$524,791	$100,735	$2,400,197

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	December 31, 2023			December 31, 2022
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$172	$—	$172	$31	$—	$31
Commercial and industrial	1,438	—	1,438	438	—	438
Multi-family residential	183	—	183	220	—	220
Single family non-owner occupied	832	—	832	984	—	984
Non-farm, non-residential	1,271	1,173	2,444	1,771	—	1,771
Agricultural	1,558	—	1,558	9	—	9
Farmland	123	—	123	133	—	133
Consumer real estate loans
Home equity lines	1,335	—	1,335	400	—	400
Single family owner occupied	9,365	—	9,365	8,228	589	8,817
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	1,906	—	1,906	2,405	—	2,405
Total nonaccrual loans	$18,183	$1,173	$19,356	$14,619	$589	$15,208

In both  2023 and 2022 nonaccrual loan interest was recognized was immaterial.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the aging of past due loans, by loan class, as of the date indicated.  Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.

	December 31, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$38	$6	$23	$67	$105,878	$105,945	$—
Commercial and industrial	1,232	766	390	2,388	209,462	211,850	—
Multi-family residential	115	68	—	183	188,199	188,382	—
Single family non-owner occupied	777	455	232	1,464	223,431	224,895	—
Non-farm, non-residential	617	229	382	1,228	893,322	894,550	—
Agricultural	22	56	217	295	21,374	21,669	—
Farmland	15	—	—	15	14,187	14,202	—
Consumer real estate loans
Home equity lines	639	343	534	1,516	86,110	87,626	—
Single family owner occupied	6,108	2,831	3,519	12,458	683,682	696,140	—
Owner occupied construction	—	—	—	—	8,445	8,445	—
Consumer and other loans
Consumer loans	4,390	1,440	1,087	6,917	110,174	117,091	—
Other	—	—	—	—	1,503	1,503	—
Total loans	$13,953	$6,194	$6,384	$26,531	$2,545,767	$2,572,298	$—

	December 31, 2022
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$393	$8	$23	$424	$116,750	$117,174	$—
Commercial and industrial	756	129	217	1,102	149,326	150,428	—
Multi-family residential	—	—	83	83	147,943	148,026	—
Single family non-owner occupied	990	122	299	1,411	204,710	206,121	—
Non-farm, non-residential	646	52	548	1,246	786,457	787,703	—
Agricultural	36	135	9	180	11,852	12,032	—
Farmland	—	—	133	133	11,646	11,779	—
Consumer real estate loans
Home equity lines	519	115	262	896	74,746	75,642	—
Single family owner occupied	5,951	2,322	3,166	11,439	723,101	734,540	—
Owner occupied construction	—	—	—	—	10,366	10,366	—
Consumer and other loans
Consumer loans	4,282	1,960	1,459	7,701	136,881	144,582	—
Other	—	—	—	—	1,804	1,804	—
Total loans	$13,573	$4,843	$6,199	$24,615	$2,375,582	$2,400,197	$—

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

	December 31, 2023			December 31, 2022
(Amounts in thousands)	Balance	Collateral Coverage	Coverage Ratio	Balance	Collateral Coverage	Coverage Ratio
Commercial Real Estate
Other	$1,173	$825	70.33%	$-	$-	-
Consumer owner occupied	-	-		589	574	97.45%
Total collateral dependent loans	$1,173	$825	70.33%	$589	$574	97.45%

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty. Effective, January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The amendments eliminated TDR accounting guidance for issuers that adopted ASU 2015-13, created a single loan modification accounting model, and clarified disclosure requirements for loan modifications and write-offs.  Presented below are the amortized cost basis and percentage of loan class for loan modifications made to borrowers experiencing financial difficulty by loan class, concession type, and financial effect as of the date indicated.

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$662	0.07%	Deferred six months of interest to loan maturity.
Single family owner occupied	548	0.08%	Deferred $66 thousand in principal to loan maturity
Single family non owner occupied	89	0.04%	Deferred 6 months of interest to Loan Maturity.
Commercial & industrial	171	0.08%	Deferred $8 thousand in Principal to Loan Maturity.
Total	$1,470

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$6	0.01%	Extended term from 60 to 84 months
Total	$6

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$5	0.00%	Reduced amortized cost basis by $13 thousand
Total	$5

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$565	0.08%	Reduced interest income and extended time to recover principal.
Total	$565

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  As of   December 31, 2023, there were no modified loans (or portions of a loan) deemed uncollectible.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last twelve months:

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non farm, non residential property	$662	$-	$-
Single family owner occupied	864	254	-
Single family non owner occupied	89
Commercial & industrial	171
Consumer	6	-	-
Total	$1,792	$254	$-

The Company did not retroactively adopt ASU 2022-02 January 1, 2023, as such the periods are not comparable.  Prior to the adoption of ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures below is the presentation of loans modified as TDRs by loan class and accrual status, as of the dates indicated:

	December 31,
	2022
(Amounts in thousands)	Nonaccrual(1)	Accruing	Total
Commercial loans
Commercial and industrial	$—	$374	$374
Single family non-owner occupied	142	838	980
Non-farm, non-residential	—	747	747
Consumer real estate loans
Home equity lines	—	55	55
Single family owner occupied	1,182	5,073	6,255
Owner occupied construction	—	—	—
Consumer and other loans
Consumer loans	—	25	25
Total TDRs	$1,324	$7,112	$8,436

Allowance for credit losses related to TDRs			$—

(1)	Nonaccrual TDRs are included in total nonaccrual loans disclosed in the nonaccrual table above.

The following table presents interest income recognized on TDRs for the periods indicated:

	Year Ended December 31,
	2022	2021
(Amounts in thousands)
Interest income recognized	$383	$422

The following table presents loans modified as TDRs, by type of concession made and loan class, that were restructured during the periods indicated.

	Year Ended December 31,
	2022
(Amounts in thousands)	Total Contracts	Pre-modification Recorded Investment	Post modification Recorded Investment(1)
Below market interest rate
Single family owner occupied	1	$31	$32
Below market interest rate and extended payment term
Single family non-owner occupied	—	—	—
Single family owner occupied	—	—	—
Total below market interest rate and extended payment term	—	—	—
Principal deferral
Single family non-owner occupied	—	—	—
Single family owner occupied	5	494	481
Total principal deferral	5	494	481
Total	6	$525	$513

(1)	Represents the loan balance immediately following modification

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

There were no payment defaults for loans restructured within the previous 12 months for  December 31, 2022.

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2023	December 31, 2022
(Amounts in thousands)
Total OREO	$192	$703

OREO secured by residential real estate	$192	$407
Residential real estate loans in the foreclosure process(1)	$1,895	$1,474

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated.

	Year Ended December 31, 2023
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance

Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Purchased credit deteriorated -Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for (recovery of) credit losses - loans	2,217	125	6,093	8,435
Provision for (recovery of) credit losses - loan commitments	(421)	(35)	6	(450)
Total provision for credit losses - loans and loan commitments	1,796	90	6,099	7,985
Charge-offs	(753)	(412)	(7,660)	(8,825)
Recoveries	1,721	520	1,771	4,012
Net (charge-offs) recoveries	968	108	(5,889)	(4,813)
Allowance for credit losses - loans	21,850	9,693	4,646	36,189
Allowance for credit losses - loan commitments	597	121	28	746
Ending balance	$22,447	$9,814	$4,674	$36,935

	Year Ended December 31, 2022
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance

Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$14,775	$9,972	$3,111	$27,858
Allowance for credit losses - loan commitments	576	88	14	678
Total allowance for credit losses beginning of year	15,351	10,060	3,125	28,536
Provision for credit losses:
Provision for (recovery of) credit losses - loans	431	(1,121)	7,262	6,572
Provision for (recovery of) credit losses - loan commitments	442	68	8	518
Total provision for credit losses - loans and loan commitments	873	(1,053)	7,270	7,090
Charge-offs	(633)	(427)	(6,743)	(7,803)
Recoveries	2,640	507	782	3,929
Net (charge-offs) recoveries	2,007	80	(5,961)	(3,874)
Allowance for credit losses - loans	17,213	8,931	4,412	30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Ending balance	$18,231	$9,087	$4,434	$31,752

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2023	2022
(Amounts in thousands)
Land	$19,497	$19,460
Buildings and leasehold improvements	51,557	47,009
Equipment	42,810	40,552
Total premises and equipment	113,864	107,021
Accumulated depreciation and amortization	(63,184)	(59,681)
Total premises and equipment, net	$50,680	$47,340

There were no impairment charges related to certain long-term investments in land and buildings in 2023 or in 2022. Impairment charges of $781 thousand was recognized in 2021. Depreciation and amortization expense for premises and equipment was $3.95 million in 2023, $4.15 million in 2022, and $4.47 million in 2021.

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

The Company’s current operating leases relate to two existing bank branches and one operating lease acquired in a prior bank acquisition. The acquired operating lease was for vacant land and will terminate in July of 2029.   The Company's ROU asset was $594 thousand as of   December 31, 2023, compared to $648 thousand as of December 31, 2022.  The operating lease liability as of  December 31, 2023, was $620 thousand compared to $670 thousand as of December 31, 2022.  The Company’s total operating leases have remaining terms of 1 years to 5.5 years compared with 2 years to 6.5 years as of December 31, 2022. The  December 31, 2023, weighted average discount was 3.24%, compared to 3.28% from December 31, 2022.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of the dates indicated are as follows:

Year	Amount
(Amounts in thousands)
2024	$151
2025	109
2026	101
2027	101
2028 and thereafter	160
Total lease payments	622
Less: Interest	(2)
Present value of lease liabilities	$620

Lease expense which is included in occupancy expense on the Consolidated Statement of Income was $171 thousand in 2023, $175 thousand in 2022, and $182 thousand in 2021. The Company maintained no subleases as of December 31, 2023.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. The Company performed its annual assessment of goodwill as of October 31, 2023, and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

As of December 31, 2023, the Company's goodwill totaled $143.95 million.  The Surrey acquisition resulted in the Company recognizing $14.38 million in goodwill in the transaction.  The balance was $129.57 million for both 2022 and 2021.

(Amounts in thousands)
Balance January 1, 2021	$129,565
Acquisitions	—
Balance December 31, 2021	$129,565

Balance January 1, 2022	$129,565
Acquisitions	—
Balance December 31, 2022	$129,565

Balance January 1, 2023	$129,565
Acquisitions	14,381
Balance December 31, 2023	$143,946

Other Intangible Assets

As of December 31, 2023, the remaining lives of core deposit intangibles ranged from 1.50 years to 9 years with a weighted average remaining life of 8.42 years.  The Surrey acquisition resulted in the Company recognizing $12.70 million in core deposit intangibles. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2023	2022	2021
(Amounts in thousands)
Core deposit intangibles	$12,674	$12,674	$12,674
Acquisitions	12,700	—	—
Accumulated amortization	(10,229)	(8,498)	(7,052)
Total other intangible assets, net	$15,145	$4,176	$5,622

Amortization expense for other intangible assets was $1.73 million in 2023, and $1.45 million in both 2022, and 2021.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2023:

(Amounts in thousands)
2024	$2,126
2025	1,917
2026	1,719
2027	1,719
2028	1,719
2029 and thereafter	5,945
Total estimated amortization expense	$15,145

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2023	2022
(Amounts in thousands)
Noninterest-bearing demand deposits	$931,920	$872,168
Interest-bearing deposits
Interest-bearing demand deposits	693,979	679,609
Money market accounts	307,487	264,734
Savings deposits	535,566	578,974
Certificates of deposit	166,417	180,008
Individual retirement accounts	86,956	103,322
Total interest-bearing deposits	1,790,405	1,806,647
Total deposits	$2,722,325	$2,678,815

The following schedule presents the contractual maturities of time deposits, defined as certificates of deposits and individual retirement accounts, by year, as of December 31, 2023:

(Amounts in thousands)
2024	$130,213
2025	65,618
2026	21,231
2027	15,617
2028	16,983
2029 and thereafter	3,711
Total contractual maturities	$253,373

Time deposits of $250 thousand or more totaled $18.59 million as of December 31, 2023, and $15.21 million as of December 31, 2022. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2023:

(Amounts in thousands)
Three months or less	$4,069
Over three through six months	874
Over six through twelve months	2,643
Over twelve months	11,006
Total contractual maturities	$18,592

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2023		2022
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Retail repurchase agreements	$1,119	0.06%	$1,874	0.07%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2023:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
Municipal securities	$63	$-	$-	$-	$63
Mortgage-backed Agency securities	1,056	—	—	—	1,056
Total	$1,119	$—	$—	$—	$1,119

As of December 31, 2023, unused borrowing capacity with the FHLB totaled $342.81 million, net of FHLB letters of credit of $126.37 million. The Company pledged $469.18 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments. Therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2023.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivative were recognized in earnings each period. On July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2023			2022
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,557	$136	$—	$3,983	$199	$—
Derivatives not designated as hedges
Interest rate swaps	-	-	-	-	-	-
Total derivatives	$3,557	$136	$—	$3,983	$199	$—

The following table presents the interest component of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(102)	$35	$111	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	-	90	217	Interest and fees on loans
Total derivative expense	$(102)	$125	$328

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

	December 31,
	2023	2022
(Amounts in thousands)
Beginning balance	$9,488	$11,458
Effect of curtailment	—	—
Service cost	—	—
Interest cost	451	332
Actuarial gain	(306)	(1,718)
Benefits paid	(583)	(584)
Ending balance	$9,050	$9,488

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2023	2022	2021	Income Statement Location
(Amounts in thousands)
Service cost	$—	$—	$352	Salaries and employee benefits
Interest cost	451	332	315	Other expense
Effect of curtailment	—	—	289	Salaries and employee benefits
Amortization of prior service cost	—	—	124	Other expense
Amortization of losses	38	135	264	Other expense
Net periodic cost	$489	$467	$1,344

Assumed discount rate	4.79%	4.96%	2.88%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2023:

(Amounts in thousands)
2024	$745
2025	743
2026	822
2027	789
2028	751
2029 through 2033	3,479

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2023 or 2022. There was no deferred compensation plan expense in 2023,  2022, or 2021.

The Company maintains a deferred compensation plan, referred to as the WRAP, and is a voluntary, non-tax qualified deferred compensation plan available to certain employees, including executive officers. Under the plan, participants may defer a portion of their base and/or annual incentive compensation. The plan is intended to mirror the Corporation's qualified KSOP, and may include discretionary match that coincides with a match made to the KSOP to the extent participants cannot otherwise receive the full match in the KSOP. The balance as of December 31, 2023 and 2022 was $8.28 million and $5.14 million, respectively.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2023, stop-loss insurance coverage generally limits the Company’s risk of loss to $200 thousand for individual claims and $5.88 million for aggregate claims. Health plan expenses were $4.16 million in  2023, $4.04 million in 2022, and $3.98 million in 2021.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.76 million in 2023, $1.82 million in 2022, and $1.71 million in 2021. The KSOP held 282,072  shares of the Company’s common stock as of December 31, 2023, 309,019 shares as of December 31, 2022, and 320,164 shares as of December 31, 2021.

Equity-Based Compensation Plans

The Company maintains equity-based compensation plans to promote the long-term success of the Company by encouraging officers, employees, directors, and other individuals performing services for Company to focus on critical long-range objectives. The Company’s most current equity-based compensation plans include the 2022 Omnibus Equity Compensation Plan (the “2022 Plan”), which authorized 1,000,000 shares for potential grants of Non-Qualified Stock Options, Incentive Stock Options, Performance Shares, Performance Stock Units, Restricted Stock, Restricted Stock Units, and Performance Awards. The Company’s Compensation and Retirement Committee determines the vesting period for each grant; however, awards shall have a minimum vesting/exercise schedule of at least one year, except that a shorter vesting/exercise schedule may apply to not more than 5% of the shares authorized for issuance under the 2022 Plan.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(Amounts in thousands)
Pre-tax compensation expense	$597	$718	$1,282
Excess tax (benefit) expense	—	—	(633)

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2023:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2023	197,303	$29.61
Granted	—	—
Exercised	(4,288)	21.25
Canceled/Expired	(6,751)	31.73
Outstanding, December 31, 2023	186,264	$29.72	6.37	$1,375
Exercisable, December 31, 2023	144,441	$28.77	6.13	$1,203

There were no options granted in 2023.  There were 4,288 options exercised in 2023  and 7,575 were exercised in 2022.  The intrinsic value of options exercised was $58 thousand in 2023, and $83 thousand in 2022. As of December 31, 2023, unrecognized compensation cost related to nonvested stock options totaled $80 thousand with an expected weighted average recognition period of  0.25 years.  The actual compensation cost recognized might differ from this estimate due to various items, including new grants and changes in estimated forfeitures.

Restricted Stock and Stock Unit Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2023:

	Shares/Units	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2023	73,605	$30.87
Granted	69,964	26.33
Vested	(31,782)	24.04
Canceled	(2,794)	29.41
Nonvested, December 31, 2023	108,993	$29.98

As of December 31, 2023, unrecognized compensation cost related to nonvested restricted stock/unit awards totaled $2.47 million with an expected weighted average recognition period of  1.91 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Other operating income
Bank owned life insurance	$829	$961	$1,183
Net FDIC indemnification asset amortization	-	-	(1,226)
Other(1)	4,822	4,187	4,623
Total other operating income	$5,651	$5,148	$4,580

Other operating expense
OREO expense and net loss	129	557	330
Telephone and data communications	1,326	1,658	1,720
Office supplies	586	494	553
Other(1)	9,994	7,766	9,134
Total other operating expense	$12,035	$10,475	$11,737

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 14. Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Current tax expense:
Federal	$11,055	$9,883	$8,546
State	1,553	1,648	1,563
Total current tax expense	12,608	11,531	10,109

Deferred tax expense:
Federal	1,166	1,800	4,677
State	180	164	574
Total deferred tax expense	1,346	1,964	5,251
Total income tax expense	$13,954	$13,495	$15,360

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

	Year Ended December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$13,014	21.00%	$12,633	21.00%	$13,971	21.00%
State income tax, net of federal benefit	1,368	2.21%	1,432	2.38%	2,076	3.12%
	14,382	23.21%	14,065	23.38%	16,047	24.12%
Increase (decrease) resulting from:
Tax-exempt interest income	(348)	(0.56)%	(347)	(0.58)%	(340)	(0.51)%
Excess tax benefits	(25)	(0.04)%	(24)	(0.04)%	(133)	(0.20)%
Bank owned life insurance	(167)	(0.27)%	(68)	(0.11)%	(225)	(0.34)%
Other items, net	112	0.17%	(131)	(0.22)%	11	0.02%
Income tax at the effective tax rate	$13,954	22.51%	$13,495	22.43%	$15,360	23.09%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2023	2022
Deferred tax assets
Allowance for credit losses	$8,523	$7,283
Unrealized losses on available-for-sale securities	2,958	4,153
Unrealized asset losses	420	503
Purchase accounting	—	148
FDIC assisted transactions	346	588
Deferred loan fees	4,674	2,074
Deferred compensation assets	6,316	5,035
Federal net operating loss carryforward	266	1,223
Lease liability	146	160
Accrued litigation	824	—
Other	831	707
Total deferred tax assets	25,304	21,874

Deferred tax liabilities
Fixed assets	(939)	(755)
Intangible assets	(4,303)	(857)
Odd days interest deferral	(4,134)	(4,010)
Purchase accounting	(81)	—
Right of use asset	(140)	(155)
Other	(869)	(197)
Total deferred tax liabilities	(10,466)	(5,974)
Net deferred tax asset	$14,838	$15,900

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2023 or 2022. The Company had no deferred tax valuation allowance recorded as of December 31, 2023 or 2022, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company and its subsidiaries are subject to U.S. federal income tax of the various states.  The Company is no longer subject to examination by federal or state taxing authorities for years before 2020.

At December 31, 2023, the Company had Federal net operating loss carryforwards of approximately $1.27 million of which $796 thousand can be carried forward 20 years with expiration occurring no earlier than 2036, and $470 thousand that can be carried forward indefinitely.  During 2023, the Company acquired $1.46 million of Federal net operating loss carryforwards and these will be utilized during the current year.

The Company has analyzed the tax positions taken, or expected to be taken in its tax returns, and concluded it has no liability related to uncertain tax positions.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2021	$1,106	$(3,029)	$(1,923)
Other comprehensive (loss) income before reclassifications	(1,091)	1,160	69
Reclassified from AOCI	—	308	308
Other comprehensive (loss) income, net	(1,091)	1,468	377
Balance December 31, 2021	$15	$(1,561)	$(1,546)

Balance January 1, 2022	$15	$(1,561)	$(1,546)
Other comprehensive (loss) income before reclassifications	(15,636)	1,357	(14,279)
Reclassified from AOCI	—	106	106
Other comprehensive (loss) income, net	(15,636)	1,463	(14,173)
Balance December 31, 2022	$(15,621)	$(98)	$(15,719)

Balance January 1, 2023	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	4,479	242	4,721
Reclassified from AOCI	16	31	47
Other comprehensive income, net	4,495	273	4,768
Balance December 31, 2023	$(11,126)	$175	$(10,951)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2023	2022	2021	Line Item Affected
Available-for-sale securities
Loss recognized	$21	$—	$—	Net loss on sale of securities
Reclassified out of AOCI, before tax	21	—	—	Income before income taxes
Income tax benefit	(5)	—	—	Income tax expense
Reclassified out of AOCI, net of tax	16	—	—	Net income
Employee benefit plans
Amortization of prior service cost	—	—	124	Other operating expense
Amortization of net actuarial loss	38	135	264	Other operating expense
Reclassified out of AOCI, before tax	38	135	388	Income before income taxes
Income tax expense	(7)	(29)	(80)	Income tax expense
Reclassified out of AOCI, net of tax	31	106	308	Net income
Total reclassified out of AOCI, net of tax	$47	$106	$308	Net income

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,749	$—	$5,749	$—
U.S. Treasury securities	145,826	—	145,826	—
Municipal securities	19,377	—	19,377	—
Corporate Notes	27,081	—	27,081	—
Mortgage-backed Agency securities	82,928	—	82,928	—
Total available-for-sale debt securities	280,961	—	280,961	—
Equity securities	55	—	55	—
Fair value loans	3,421	—	—	3,421
Derivative assets	136	—	136	—
Deferred compensation assets	6,729	6,729	—	—
Deferred compensation liabilities	8,282	8,282	—	—

	December 31, 2022
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,485	$—	$1,485	$—
U.S. Treasury securities	157,264	$—	157,264	$—
Municipal securities	23,309	—	23,309	—
Corporate Notes	34,857	—	34,857	—
Mortgage-backed Agency securities	83,434	—	83,434	—
Total available-for-sale debt securities	300,349	—	300,349	—
Equity securities	55	—	55	—
Fair value loans	3,784	—	—	3,784
Derivative assets	199	—	199	—
Deferred compensation assets	5,142	5,142	—	—
Deferred compensation liabilities	5,142	5,142	—	—

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2022	$13,106
Change due to termination of interest rate swaps not qualifying as fair value hedges	(8,489)
Changes in fair value	(428)
Changes due to principal reduction	(405)
Balance December 31, 2022	$3,784

Balance January 1, 2023	$3,784
Changes in fair value	63
Changes due to principal reduction	(426)
Balance December 31, 2023	$3,421

 No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2023 or 2022.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans.  Prior to the adoption of ASU 2016-13, impaired loans were recorded at fair value on a nonrecurring basis when repayment is expected solely from the sale of the loan's collateral.  Fair value is based on appraised value adjusted for customized discounting criteria, Level 3 inputs.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$—	$—	$825
OREO	192	—	—	192

	December 31, 2022
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$574	$—	$—	$574
OREO	703	—	—	703

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	42%	42%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100%	10%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2022

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	3% to 3%	3%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100%	69%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$116,420	$116,420	$116,420	$—	$—
Debt securities available for sale	280,961	280,961	—	280,961	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,536,109	2,350,071	—	—	2,350,071
Interest receivable	10,881	10,881	—	1,246	9,635
Deferred compensation assets	6,729	6,729	6,729	—	—
Derivative assets	136	136	—	136	—

Liabilities
Time deposits	253,373	247,141	—	247,141	—
Securities sold under agreements to repurchase	1,119	1,119	—	1,119	—
Interest payable	556	556	—	556	—
Deferred compensation liabilities	8,282	8,282	8,282	—	—

	December 31, 2022
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$170,846	$170,846	$170,846	$—	$—
Debt securities available for sale	300,349	300,349	—	300,349	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,369,641	2,215,243	—	—	2,215,243
Interest receivable	9,279	9,279	—	1,343	7,936
Deferred compensation assets	5,142	5,142	5,142	—	—
Derivative assets	199	199		199

Liabilities
Time deposits	283,330	281,744	—	281,744	—
Securities sold under agreements to repurchase	1,874	1,874	—	1,874	—
Interest payable	159	159	—	159	—
Deferred compensation liabilities	5,142	5,142	5,142	—	—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
(Amounts in thousands, except share and per share data)
Net income	$48,020	$46,662	$51,168
Adjustment to Net Income for Fair Value Changes to Restricted Stock Units (tax-effected)	1,100	-	-
Adjusted Net Income for diluted earnings per share	$49,120	$46,662	$51,168

Weighted average common shares outstanding, basic	17,996,373	16,519,848	17,335,615
Dilutive effect of potential common shares
Stock options	15,856	18,784	30,854
Restricted stock and units	14,922	23,625	36,467
Total dilutive effect of potential common shares	30,778	42,409	67,321
Weighted average common shares outstanding, diluted	18,027,151	16,562,257	17,402,936

Basic earnings per common share	$2.67	$2.82	$2.95
Diluted earnings per common share	2.72	2.82	2.94

Potential antidilutive common shares
Stock options	129,324	131,198	103,520
Restricted stock and units	32,706	—	630
Total potential antidilutive shares	162,030	131,198	104,150

Note 18. Related Party Transactions

Loans to principal officers, directors, and their affiliates were as follows:

	Year Ended December 31,
	2023	2022
(Amounts in thousands)
Beginning balance	$30,981	$33,740
New loans and advances	5,215	7,768
Loan repayments	(6,217)	(15,979)
Reclassifications(1)	(15)	5,452
Ending balance	$29,964	$30,981

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $15.19 million as of December 31, 2023, and $14.59 million as of December 31, 2022. Legal fees paid to related parties totaled $47 thousand in 2023, $41 thousand in 2022, and $80 thousand in 2021. There were no lease payments paid to related parties in 2023, 2022, or 2021. Other expense paid to related parties totaled $23 thousand in 2023, $53 thousand in 2022, and $104 thousand in 2021.

Note 19. Litigation, Commitments, and Contingencies

Litigation

The Company and its subsidiaries are currently involved in various legal proceedings in the normal course of business. On at least a quarterly basis, the Company assesses its liabilities and contingencies in connection with all pending or threatened claims and litigation, utilizing the most recent information available. On a matter-by-matter  basis, an accrual for loss is established for those matters which the Company believes it is probable that a loss may be incurred and that the amount of such loss can be reasonably estimated. Once established, each accrual is adjusted as appropriate to reflect any subsequent developments. Accordingly, management’s estimate will change from time to time, and actual losses may be more or less than the current estimate. For matters where a loss is not probable, or the amount of the loss cannot be estimated, no accrual is established.

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

Management currently estimates the range of reasonably possible loss with respect to this litigation matter is $1.50 to $3.50 million. As of December 31, 2023, First Community accrued a $3.00 million estimated liability related to this litigation matter. This accrual was based upon currently available information and is subject to adjustment to reflect any subsequent developments. Management is vigorously pursuing all applicable legal and factual defenses and, after consultation with legal counsel, believes that all such litigation will be resolved with no material effect on the Company’s  financial statements.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2023	2022
(Amounts in thousands)
Commitments to extend credit	$277,462	$278,926
Standby letters of credit and financial guarantees(1)	129,220	119,681
Total off-balance sheet risk	406,682	398,607

(1)	Includes FHLB letters of credit

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2023
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$355,157	14.69%	$108,761	4.50%	$169,184	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	355,157	14.69%	145,015	6.00%	205,438	8.50%	N/A	N/A
Total risk-based capital ratio	385,369	15.94%	193,353	8.00%	253,776	10.50%	N/A	N/A
Tier 1 Leverage ratio	355,157	11.52%	123,278	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$312,593	12.97%	$108,461	4.50%	$168,718	7.00%	$156,667	6.50%
Tier 1 risk-based capital ratio	312,593	12.97%	144,615	6.00%	204,872	8.50%	192,820	8.00%
Total risk-based capital ratio	342,805	14.22%	192,820	8.00%	253,077	10.50%	241,026	10.00%
Tier 1 Leverage ratio	312,593	10.07%	124,181	4.00%	N/A	N/A	155,226	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2022
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$303,963	13.37%	$102,332	4.50%	$159,183	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	303,963	13.37%	136,443	6.00%	193,294	8.50%	N/A	N/A
Total risk-based capital ratio	332,430	14.62%	181,924	8.00%	238,775	10.50%	N/A	N/A
Tier 1 Leverage ratio	303,963	10.17%	119,499	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$264,185	11.69%	$101,712	4.50%	$158,218	7.00%	$146,917	6.50%
Tier 1 risk-based capital ratio	264,185	11.69%	135,616	6.00%	192,122	8.50%	180,821	8.00%
Total risk-based capital ratio	292,481	12.94%	180,821	8.00%	237,327	10.50%	226,026	10.00%
Tier 1 Leverage ratio	264,185	8.79%	120,248	4.00%	N/A	N/A	150,310	5.00%

(1)	Based on prompt corrective action provisions

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2023	2022
Assets
Cash and due from banks	$14,681	$16,988
Securities available for sale	22,468	17,313
Investment in subsidiaries	460,731	382,286
Other assets	6,227	5,910
Total assets	$504,107	$422,497

Liabilities
Other liabilities	$813	$512
Total liabilities	813	512

Stockholders' equity
Common stock	18,502	16,225
Additional paid-in capital	175,841	128,508
Retained earnings	319,902	292,971
Accumulated other comprehensive loss	(10,951)	(15,719)
Total stockholders' equity	503,294	421,985
Total liabilities and stockholders' equity	$504,107	$422,497

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2023	2022	2021
(Amounts in thousands)
Cash dividends received from subsidiary bank	$45,700	$56,250	$53,200
Other income	1,397	222	8
Other operating expense	1,524	1,052	1,086
Income before income taxes and equity in undistributed net income of subsidiaries	45,573	55,420	52,122
Income tax benefit	(41)	(224)	(351)
Income before equity in undistributed net income of subsidiaries	45,614	55,644	52,473
Equity in (dividends in excess) of undistributed net income of subsidiaries	2,406	(8,982)	(1,305)
Net income	$48,020	$46,662	$51,168

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2023	2022	2021
Operating activities
Net income	$48,020	$46,662	$51,168
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	(3,275)	8,442	253
Net cash provided by operating activities	44,745	55,104	51,421
Investing activities
Purchase of investment securities	(69,469)	(19,372)	—
Proceeds from maturities, calls, sales of investment securities	65,250	11,807	(9,919)
Dividends in excess of undistributed net income of subsidiaries	—	—	1,305
Net cash (used) provided by investing activities	(4,219)	(7,565)	(8,614)
Financing activities
Proceeds from issuance of common stock	91	172	—
Payments for repurchase of common stock	(23,038)	(21,311)	(28,882)
Payments of common dividends	(21,089)	(18,515)	(18,059)
Net change in other financing activities	1,203	1,375	1,773
Net cash (used) provided by financing activities	(42,833)	(38,279)	(45,168)
Cash and cash equivalents increase (decrease)	(2,307)	9,260	(2,361)
Cash and cash equivalents at carrying value at beginning of period	16,988	7,728	10,089
Cash and cash equivalents at carrying value at end of period	$14,681	$16,988	$7,728

Note 22. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$30,189	$34,869	$36,105	$36,002
Interest expense	777	2,007	2,758	3,939
Net interest income	29,412	32,862	33,347	32,063
Provision for credit losses	1,742	4,105	1,109	1,029
Net interest income after provision	27,670	28,757	32,238	31,034
Noninterest income, excluding net loss on sale of securities	8,583	8,785	9,622	10,462
Noninterest expense	20,813	24,671	22,913	26,780
Income before income taxes	15,440	12,871	18,947	14,716
Income tax expense	3,658	3,057	4,307	2,932
Net income	$11,782	$9,814	$14,640	$11,784

Adjustment to Net Income for Fair Value Changes to Restricted Stock Units (tax-effected)	$20	$335	$215	$530
Adjusted Net Income for diluted earnings per share	$11,802	$10,149	$14,855	$12,314

Basic earnings per common share	$0.73	$0.53	$0.78	$0.64
Diluted earnings per common share	0.72	0.55	0.79	0.66
Dividends per common share	0.29	0.29	0.29	0.29

Weighted average basic shares outstanding	16,228,297	18,407,078	18,786,032	18,530,114
Weighted average diluted shares outstanding	16,289,489	18,431,598	18,831,836	18,575,226

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2022
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$25,639	$27,970	$29,722	$30,988
Interest expense	486	423	380	367
Net interest income	25,153	27,547	29,342	30,621
Recovery of credit losses	1,961	510	685	3,416
Net interest income after provision	23,192	27,037	28,657	27,205
Noninterest income, excluding net loss on sale of securities	9,194	8,854	9,950	9,184
Noninterest expense	19,986	21,255	21,145	20,730
Income before income taxes	12,400	14,636	17,462	15,659
Income tax expense	2,885	3,423	4,111	3,076
Net income	$9,515	$11,213	$13,351	$12,583

Basic earnings per common share	$0.57	$0.67	$0.82	$0.78
Diluted earnings per common share	0.56	0.67	0.81	0.77
Dividends per common share	0.27	0.27	0.29	0.29

Weighted average basic shares outstanding	16,817,284	16,662,817	16,378,022	16,229,289
Weighted average diluted shares outstanding	16,864,515	16,682,615	16,413,202	16,281,922

Crowe LLP Independent Member Crowe Global

- Report of Independent Registered Public Accounting Firm -

Stockholders and the Board of Directors of First Community Bankshares, Inc.

Bluefield, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of First Community Bankshares, Inc. (the "Company") as of December 31, 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flow for the year ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance and Provision for Credit Losses on Loans – Discounted Cash Flow

As more fully described in Notes 1, 4, 5 and 6 of the financial statements, the allowance for credit losses (the “ACL”) is an accounting estimate of the expected credit losses in the loans held for investment portfolio over the life of an exposure (or pool of exposures). Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics. The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. For collectively evaluated loans, the Company uses a combination of discounted cash flow model, which includes the use of probability of default and loss given default assumptions, and open pool model to estimate expected credit losses. For the majority of the segments of collectively evaluated loans, the Company incorporated at least one macroeconomic driver using a statistical regression. In addition, the Company considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process.

We identified auditing the ACL’s discounted cash flow model as a critical audit matter because of the extent of auditor judgment applied and significant audit effort, with the need to use our valuation specialists, to evaluate the high degree of judgments made by management related to the determination of the probability of default and loss given default (“the significant model assumptions”) within the discounted cash flow method for certain collectively evaluated loan segments.

The primary procedures performed to address the critical audit matter included:

Testing the effectiveness of internal controls over:

●	The Company’s evaluation of the ACL calculation, including the reasonableness of the significant model assumptions and judgments within the discounted cash flow model.
●	The Company’s evaluation of the relevance and reliability of data used in the discounted cash flow model of the ACL calculation.

Substantively testing management’s estimate, which included:

●

Evaluation of the appropriateness of the ACL calculation, including the reasonableness of the significant model assumptions and the application of data within the significant model assumptions used in the discounted cash flow model, with assistance of our valuation specialists.

●	Evaluation of the relevance and reliability of data used to develop the discounted cash flow model of the ACL calculation.

/s/ Crowe LLP

We have served as the Company's auditor since 2023.

Washington, D.C.

March 8, 2024

Report of Independent Registered Public Accounting Firm

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

/s/ Elliott Davis, PLLC

We served as the Company's auditor from 2022 to 2023.

Charlotte, North Carolina

February 22, 2023

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

First Community Bankshares, Inc.

Bluefield, Virginia

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows of First Community Bankshares, Inc. (the “Company”) for the year ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ FORVIS, LLP

We served as the Company’s auditor from 2006 to 2021.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2023.

Crowe, LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2023. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of   December 31, 2023, appears hereafter in Item 8 of this Annual Report on  Form 10-K.

Dated this 8th day March of  2024.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Management's report on the Company's internal control over financial reporting and the attestation report of Crowe, LLP,  the Company's independent registered public accounting firm, on internal control over financial reportings are under the headings “Management's Assessment of Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in Item 8 of this report and are incorporated in this Item 9A by reference.

Item 9B.	Other Information.

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Stockholders to be held on April 23, 2024, (“2024 Annual Meeting”) under the headings “Proposal 1: Election of Directors,” “Director Nominees for the Class of 2026,” “Incumbent Directors,” “Non-Director Named Executive Officers,” and "Other Key Officers," and under the captions “Board Committees,” and “Delinquent Section 16(a) Reports.”

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

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on April 13, 2023.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting under the caption, “Board Committees,” and under the headings, “Compensation Discussion and Analysis,” “Director Compensation,” and "Pay Ratio Disclosure."

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	262,522	$33.55	876,901
Equity compensation plans not approved by security holders(2)	32,735	$23.58	—
Total	295,257		876,901

(1) Includes the 2022 Omnibus Equity Compensation Plan and 2012 Omnibus Equity Compensation Plan
(2) Includes the 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2022 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting under the caption “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting under the caption “Independence of Directors” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The Independent Registered Public Accounting Firm is Crowe LLP (PCAOB Firm ID No.173 ) located in Washington, District of Columbia.  The information required by this item is incorporated by reference to our Proxy Statement for 2023 Annual Meeting under the heading, "Independent Registered Public Accounting Firm".

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

10.12.3**	Amendment #3 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.12.3 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022.
10.12.4**	Amendment #4 to the First Community Bankshares, Inc Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.12.4 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022.
10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.17**	First Community Bankshares, Inc. 2022 Omnibus Equity Compensation Plan incorporated by reference to Exhibit 99.a of the Definitive Proxy Statement on Form DEF 14A dated April 26, 2022, filed on March 16, 2022.
21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe, LLP Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
23.2*	Consent of Elliott Davis, LLC former Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
23.3*	Consent of FORVIS, LLP former Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	First Community Bankshares, Inc. Compensation Recoupment Policy
101***

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022, and 2021; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2023, 2022, and 2021; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021; and (vi) Notes to Consolidated Financial Statements

104	The cover page of First Community Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 8th day of March,2024.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer and Director	March 8, 2024
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 8, 2024
David D. Brown

/s/ Gary R. Mills	President and Director	March 8, 2024
Gary R. Mills

/s/ C. William Davis	Director	March 8, 2024
C. William Davis

/s/ Samuel L. Elmore	Director	March 8, 2024
Samuel L. Elmore

/s/ Richard S. Johnson	Director	March 8, 2024
Richard S. Johnson

/s/ Harriet B. Price	Director	March 8, 2024
Harriet B. Price

/s/ M. Adam Sarver	Director	March 8, 2024
M. Adam Sarver

/s/ Beth A. Taylor	Director	March 8, 2024
Beth A. Taylor