Form 10-Q
period 2024-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2024-05-03
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
or

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
☐ Yes ☑ No

As of April 29, 2024, there were 18,353,513 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2024	2023(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$67,128	$77,563
Federal funds sold	179,943	37,312
Interest-bearing deposits in banks	1,834	1,545
Total cash and cash equivalents	248,905	116,420
Debt securities available-for-sale, at fair value	166,247	280,961
Loans held for investment, net of unearned income	2,519,833	2,572,298
Allowance for credit losses	(35,461)	(36,189)
Loans held for investment, net	2,484,372	2,536,109
Premises and equipment, net	51,333	50,680
Other real estate owned	374	192
Interest receivable	10,719	10,881
Goodwill	143,946	143,946
Other intangible assets	14,615	15,145
Other assets	115,470	114,211
Total assets	$3,235,981	$3,268,545

Liabilities
Deposits
Noninterest-bearing	$902,396	$931,920
Interest-bearing	1,779,819	1,790,405
Total deposits	2,682,215	2,722,325
Securities sold under agreements to repurchase	1,006	1,119
Interest, taxes, and other liabilities	45,816	41,807
Total liabilities	2,729,037	2,765,251

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,522,635 shares issued and 18,413,088 outstanding at March 31, 2024; 27,522,547 shares issued and 18,502,396 outstanding at December 31, 2023	18,413	18,502
Additional paid-in capital	173,041	175,841
Retained earnings	327,389	319,902
Accumulated other comprehensive loss	(11,899)	(10,951)
Total stockholders' equity	506,944	503,294
Total liabilities and stockholders' equity	$3,235,981	$3,268,545

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2024	2023
Interest income
Interest and fees on loans	$ 33,418	$ 27,628
Interest on securities -- taxable	1,563	1,934
Interest on securities -- tax-exempt	135	165
Interest on deposits in banks	913	462
Total interest income	36,029	30,189
Interest expense
Interest on deposits	4,365	718
Interest on short-term borrowings	35	59
Total interest expense	4,400	777
Net interest income	31,629	29,412
Provision for credit losses	1,011	1,742
Net interest income after provision for credit losses	30,618	27,670
Noninterest income
Wealth management	1,099	1,017
Service charges on deposits	3,310	3,159
Other service charges and fees	3,450	3,082
Gain on sale of securities	-	7
Other operating income	1,400	1,318
Total noninterest income	9,259	8,583
Noninterest expense
Salaries and employee benefits	12,581	11,595
Occupancy expense	1,378	1,168
Furniture and equipment expense	1,545	1,401
Service fees	2,449	2,019
Advertising and public relations	796	643
Professional fees	372	327
Amortization of intangibles	530	234
FDIC premiums and assessments	369	320
Merger expenses	-	379
Other operating expense	3,366	2,727
Total noninterest expense	23,386	20,813
Income before income taxes	16,491	15,440
Income tax expense	3,646	3,658
Net income	$ 12,845	$ 11,782

Earnings per common share
Basic	$ 0.70	$ 0.73
Diluted	0.71	0.72
Weighted average shares outstanding
Basic	18,476,128	16,228,297
Diluted	18,545,910	16,289,489

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2024	2023
(Amounts in thousands)
Net income	$12,845	$11,782
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities	(1,198)	3,163
Reclassification adjustment for gain recognized in net income	-	(7)
Net unrealized losses on available-for-sale debt securities	(1,198)	3,156
Employee benefit plans:
Net actuarial loss	(9)	(33)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	9	33
Net unrealized gains (losses) on employee benefit plans	-	-
Other comprehensive loss, before tax	(1,198)	3,156
Income tax (benefit) expense	(250)	662
Other comprehensive (loss) gain, net of tax	(948)	2,494
Total comprehensive income	$11,897	$14,276

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
March 31, 2024 and 2023

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Net income	-	-	-	-	-	11,782	-	11,782
Other comprehensive income	-	-	-	-	-	-	2,494	2,494
Common dividends declared -- $0.29 per share	-	-	-	-	-	(4,706)	-	(4,706)
Equity-based compensation expense	-	-	15,732	16	104	-	-	120
Common stock options exercised	-	-	2,158	2	46	-	-	48
Issuance of common stock to 401(k) plan	-	-	262	-	8	-	-	8
Balance March 31, 2023	-	$-	16,243,551	$16,243	$128,666	$300,047	$(13,225)	$431,731

Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	12,845	-	12,845
Other comprehensive loss	-	-	-	-	-	-	(948)	(948)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,358)	-	(5,358)
Equity-based compensation expense	-	-	-	-	81	-	-	81
Issuance of common stock to 401(k) plan	-	-	88	-	3	-	-	3
Repurchase of common shares at $33.26 per share	-	-	(89,396)	(89)	(2,884)	-	-	(2,973)
Balance March 31, 2024	-	$-	18,413,088	$18,413	$173,041	$327,389	$(11,899)	$506,944

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2024	2023
Operating activities
Net income	$12,845	$11,782
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	1,011	1,742
Depreciation and amortization of premises and equipment	1,096	921
Accretion of discounts on investments	(200)	(523)
Amortization of intangible assets	530	234
Accretion on acquired loans	(781)	(193)
Equity-based compensation expense	81	120
Issuance of common stock to 401(k) plan	3	8
Gain on sale of premises and equipment, net	(5)	(2)
Loss on sale of other real estate owned	14	51
Net gain on sale of securities	-	(7)
Decrease in accrued interest receivable	162	633
Increase in other operating activities	2,176	1,061
Net cash provided by operating activities	16,932	15,827
Investing activities
Proceeds from sale of securities available-for-sale	-	17,007
Proceeds from maturities, prepayments, and calls of securities available-for-sale	118,968	10,618
Payments to acquire securities available-for-sale	(5,252)	(31,859)
Net decrease (increase) in loans	51,235	9,695
Purchase of FHLB stock, net	265	(3,829)
Proceeds from bank owned life insurance	585	3,717
Proceeds from sale of premises and equipment	10	4
Payments to acquire premises and equipment	(1,780)	(1,012)
Proceeds from sale of other real estate owned	76	228
Net cash provided by (used in) investing activities	164,107	4,569
Financing activities
Decrease in noninterest-bearing deposits, net	(29,524)	(48,871)
Decrease in interest-bearing deposits, net	(10,586)	(45,320)
Repayments from securities sold under agreements to repurchase, net	(113)	(8)
Proceeds from stock options exercised	-	48
Payments for repurchase of common stock	(2,973)	-
Payments of common dividends	(5,358)	(4,706)
Net cash (used in) provided by financing activities	(48,554)	(98,857)
Net decrease in cash and cash equivalents	132,485	(78,461)
Cash and cash equivalents at beginning of period	116,420	170,846
Cash and cash equivalents at end of period	$248,905	$92,385

Supplemental disclosure -- cash flow information
Cash paid for interest	$4,281	$726
Cash paid for income taxes	-	-

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	272	57
Increase in accumulated other comprehensive income (loss), net of taxes	(948)	2,494

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

Principles of Consolidation

The Company’s accounting and reporting policies conform with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The consolidated financial statements include all accounts of the Company and its wholly owned subsidiaries and eliminate all intercompany balances and transactions. The Company operates in one business segment, Community Banking, which consists of all operations, including commercial and consumer banking, lending activities, and wealth management. Operating results for interim periods are not necessarily indicative of results that may be expected for other interim periods or for the full year. In management’s opinion, the accompanying unaudited interim condensed consolidated financial statements contain all necessary adjustments, including normal recurring accruals, and disclosures for a fair presentation.

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2024. The condensed consolidated balance sheet as of December 31, 2023, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2023 Form 10-K.

Recent Accounting Standards

Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).”  The amendments in this ASU are related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.  The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

The Company has not yet adopted any new accounting standards in 2024 that have been issued by the FASB or other standards-setting bodies.  The Company does not anticipate any of the recent standards issued to have a material impact on the consolidated financial statements.

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

The Surrey transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.  The Company incurred a total of $2.99 million in merger expenses related to the Surrey transaction, $596 thousand was recorded in the last quarter of 2022 and $2.39 million in 2023. These costs were primarily related to data conversion, investment banking fees, and legal fees.

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

	As recorded by	Fair Value		As recorded by
(Amounts in thousands, except share and per share data )	Surrey	Adjustments		the Company
Assets
Cash and cash equivalents	$176,700	$-		$176,700
Securities-available-for-sale	22,027	(1,093)	( a )	20,934
Loans held for investment, net of allowance and mark	251,944	(12,864)	( b )	239,080
Premises and equipment	5,501	774	( c )	6,275
Other assets	10,787	(229)	( d ), ( e )	10,558
Intangible assets	-	12,700	( f )	12,700
Total assets	$466,959	$(712)		$466,247

LIABILITIES
Deposits:
Noninterest-bearing	$158,389	$-		$158,389
Interest-bearing	246,460	(1,214)	( g )	245,246
Total deposits	404,849	(1,214)		403,635
Long term debt	-	-		-
Other liabilities	6,004	(381)	( h )	5,623
Total liabilities	410,853	(1,595)		409,258

Net identifiable assets acquired over liabilities assumed	56,106	883		56,989

Goodwill	-	14,381		14,381
Net assets acquired over liabilities assumed	$56,106	$15,264		$71,370

Consideration:
First Community Bankshares, Inc. common stock issued				2,996,786
Purchase price per share of the Company's common stock				$23.81
Fair value of Company common stock issued				71,354
Cash paid for fractional shares				16
Fair Value of total consideration transferred				$71,370

Explanation of fair value adjustments:

(a)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired investment portfolio.
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

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$-	$-	$5,750
U.S. Treasury securities	36,384	2	(62)	36,324
Municipal securities	18,325	4	(217)	18,112
Corporate notes	28,574	-	(1,658)	26,916
Agency mortgage-backed securities	92,496	-	(13,351)	79,145
Total	$181,529	$6	$(15,288)	$166,247

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$-	$(1)	$5,749
U.S. Treasury securities	146,653	16	(843)	145,826
Municipal securities	19,528	11	(162)	19,377
Corporate notes	28,566	-	(1,485)	27,081
Agency mortgage-backed securities	94,548	2	(11,622)	82,928
Total	$295,045	$29	$(14,113)	$280,961

There was no allowance for credit losses for debt securities as of  March 31, 2024; therefore, it is not presented in the table below.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $1.12 million and $1.25 million as of   March 31, 2024, and  December 31, 2023, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2024
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$47,332	$47,266
Due after one year but within five years	41,701	39,836
Due after five years but within ten years	-	-
	89,033	87,102
Agency mortgage-backed securities	92,496	79,145
Total debt securities available-for-sale	$181,529	$166,247

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,750	$-	$-	$-	$5,750	$-
U.S. Treasury securities	5,283	(12)	25,684	(50)	30,967	(62)
Municipal securities	3,944	(21)	7,713	(196)	11,657	(217)
Corporate notes	-	-	26,916	(1,658)	26,916	(1,658)
Agency mortgage-backed securities	4,546	(52)	74,598	(13,299)	79,144	(13,351)
Total	$19,523	$(85)	$134,911	$(15,203)	$154,434	$(15,288)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,749	$(1)	$—	$—	$5,749	$(1)
U.S. Treasury securities	11,417	(14)	129,108	(829)	140,525	(843)
Municipal securities	4,742	(20)	5,484	(142)	10,226	(162)
Corporate notes	—	—	27,081	(1,485)	27,081	(1,485)
Agency mortgage-backed securities	3,421	(10)	78,319	(11,612)	81,740	(11,622)
Total	$25,329	$(45)	$239,992	$(14,068)	$265,321	$(14,113)

There were 115 individual debt securities in an unrealized loss position as of March 31, 2024, and the combined depreciation in value represented 9.20% of the debt securities portfolio. There were 112 individual debt securities in an unrealized loss position as of December 31, 2023, and their combined depreciation in value represented 5.02% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of March 31, 2024, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no available-for-sale securities sold in the first three months 2024. In the first three months of 2023, approximately $17.01 million in securities available-for-sale were sold.  The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
(Amounts in thousands)
Gross realized gains	$-	$7
Gross realized losses	-	-
Net gain (loss) on sale of securities	$-	$7

The carrying amount of securities pledged for various purposes totaled $44.55 million as of March 31, 2024, and $145.09million as of December 31, 2023.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.39 million as of March 31, 2024, and $1.50 million as of December 31, 2023. Deferred loan fees, net of loan costs, totaled $7.27 million as of March 31, 2024, and $7.71 million  as of December 31, 2023.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $7.27 million and $7.71 million and unamortized discount related to loans acquired of $14.51 million and $15.29 million for March 31, 2024, and December 31, 2023, respectively.  Accrued interest receivable of $9.59 million as of  March 31, 2024, and $9.64 million as of  December 31, 2023, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	March 31, 2024		December 31, 2023
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$88,841	3.53%	$105,945	4.12%
Commercial and industrial	203,530	8.08%	211,850	8.24%
Multi-family residential	194,188	7.71%	188,382	7.32%
Single family non-owner occupied	219,669	8.72%	224,895	8.74%
Non-farm, non-residential	887,255	35.21%	894,550	34.78%
Agricultural	19,763	0.78%	21,669	0.84%
Farmland	13,572	0.53%	14,202	0.55%
Total commercial loans	1,626,818	64.56%	1,661,493	64.59%
Consumer real estate loans
Home equity lines	87,181	3.46%	87,626	3.41%
Single family owner occupied	687,810	27.30%	696,140	27.06%
Owner occupied construction	5,848	0.23%	8,445	0.33%
Total consumer real estate loans	780,839	30.99%	792,211	30.80%
Consumer and other loans
Consumer loans	110,787	4.40%	117,091	4.55%
Other	1,389	0.05%	1,503	0.06%
Total consumer and other loans	112,176	4.45%	118,594	4.61%
Total loans held for investment, net of unearned income	$2,519,833	100.00%	$2,572,298	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	March 31, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$86,265	$2,164	$412	$-	$-	$88,841
Commercial and industrial	198,318	2,128	3,084	-	-	203,530
Multi-family residential	190,417	3,485	286	-	-	194,188
Single family non-owner occupied	210,540	1,983	7,146	-	-	219,669
Non-farm, non-residential	858,461	15,272	13,522	-	-	887,255
Agricultural	13,982	3,786	1,995	-	-	19,763
Farmland	12,015	475	1,082	-	-	13,572
Consumer real estate loans
Home equity lines	83,592	544	3,045	-	-	87,181
Single family owner occupied	661,705	2,277	23,828	-	-	687,810
Owner occupied construction	5,848	-	-	-	-	5,848
Consumer and other loans
Consumer loans	108,713	2	2,072	-	-	110,787
Other	1,389	-	-	-	-	1,389
Total loans	$2,431,245	$32,116	$56,472	$-	$-	$2,519,833

	December 31, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$103,573	$1,955	$417	$-	$-	$105,945
Commercial and industrial	207,034	2,097	2,719	-	-	211,850
Multi-family residential	184,565	3,522	295	-	-	188,382
Single family non-owner occupied	215,375	2,016	7,504	-	-	224,895
Non-farm, non-residential	866,711	15,240	12,599	-	-	894,550
Agricultural	15,944	3,878	1,847	-	-	21,669
Farmland	12,480	484	1,238	-	-	14,202
Consumer real estate loans
Home equity lines	83,769	546	3,311	-	-	87,626
Single family owner occupied	669,878	2,360	23,902	-	-	696,140
Owner occupied construction	8,445	-	-	-	-	8,445
Consumer and other loans
Consumer loans	114,725	4	2,362	-	-	117,091
Other	1,503	-	-	-	-	1,503
Total loans	$2,484,002	$32,102	$56,194	$-	$-	$2,572,298

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development and other land
Pass	$918	$12,689	$35,682	$24,233	$4,020	$6,069	$2,654	$86,265
Special mention	-	1,973	-	-	117	74	-	2,164
Substandard	-	-	-	-	12	400	-	412
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$918	$14,662	$35,682	$24,233	$4,149	$6,543	$2,654	$88,841
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$7,585	$47,322	$60,226	$16,907	$10,311	$15,891	$40,076	$198,318
Special mention	-	-	218	118	-	1,691	101	2,128
Substandard	-	197	861	450	28	1,548	-	3,084
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$7,585	$47,519	$61,305	$17,475	$10,339	$19,130	$40,177	$203,530
Current period gross write-offs	$-	$37	$173	$-	$9	$1	$-	$220
Multi-family residential
Pass	$306	$6,791	$74,704	$36,344	$29,717	$39,054	$3,501	$190,417
Special mention	-	-	-	-	-	3,485	-	3,485
Substandard	-	-	114	-	-	172	-	286
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$306	$6,791	$74,818	$36,344	$29,717	$42,711	$3,501	$194,188
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$8,635	$82,850	$239,174	$149,473	$112,692	$257,164	$8,473	$858,461
Special mention	-	62	579	2,566	811	11,254	-	15,272
Substandard	-	1,142	297	1,944	680	9,317	142	13,522
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$8,635	$84,054	$240,050	$153,983	$114,183	$277,735	$8,615	$887,255
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Agricultural
Pass	$108	$4,380	$3,850	$2,108	$463	$2,360	$713	$13,982
Special mention	-	-	271	178	7	3,330	-	3,786
Substandard	-	397	23	101	117	1,357	-	1,995
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$108	$4,777	$4,144	$2,387	$587	$7,047	$713	$19,763
Current period gross write-offs	$-	$82	$60	$-	$-	$-	$-	$142
Farmland
Pass	$389	$1,370	$1,213	$1,517	$889	$5,683	$954	$12,015
Special mention	-	-	-	102	-	373	-	475
Substandard	-	-	-	-	-	1,082	-	1,082
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$389	$1,370	$1,213	$1,619	$889	$7,138	$954	$13,572
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$4	$1	$947	$84	$72	$3,659	$78,825	$83,592
Special mention	-	-	-	-	-	44	500	544
Substandard	-	-	69	-	25	1,842	1,109	3,045
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$4	$1	$1,016	$84	$97	$5,545	$80,434	$87,181
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$15	$15
Single family Mortgage
Pass	$4,576	$51,915	$164,857	$217,495	$186,126	$246,880	$396	$872,245
Special mention	-	-	-	460	97	3,703	-	4,260
Substandard	-	235	845	1,510	1,222	27,162	-	30,974
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$4,576	$52,150	$165,702	$219,465	$187,445	$277,745	$396	$907,479
Current period gross write-offs	$-	$-	$-	$31	$-	$20	$-	$51
Owner occupied construction
Pass	$287	$3,416	$1,575	$235	$-	$335	$-	$5,848
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$287	$3,416	$1,575	$235	$-	$335	$-	$5,848
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$7,066	$30,143	$37,742	$17,711	$6,302	$3,167	$7,971	$110,102
Special mention	-	-	-	1	-	-	1	2
Substandard	-	278	914	367	117	345	51	2,072
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$7,066	$30,421	$38,656	$18,079	$6,419	$3,512	$8,023	$112,176
Current period gross write-offs	$282	$414	$746	$348	$60	$48	$122	$2,020

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total loans
Pass	$29,874	$240,877	$619,970	$466,107	$350,592	$580,262	$143,563	$2,431,245
Special mention	-	2,035	1,068	3,425	1,032	23,954	602	32,116
Substandard	-	2,249	3,123	4,372	2,201	43,225	1,302	56,472
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$29,874	$245,161	$624,161	$473,904	$353,825	$647,441	$145,467	$2,519,833
Current period gross write-offs	$282	$533	$979	$379	$69	$69	$137	$2,448

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development
and other land
Pass	$12,379	$54,752	$23,328	$4,121	$2,700	$3,874	$2,419	$103,573
Special Mention	1,737	-	-	139	-	79	-	1,955
Substandard	-	-	-	-	175	242	-	417
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$14,116	$54,752	$23,328	$4,260	$2,875	$4,195	$2,419	$105,945
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$53,619	$64,380	$19,477	$11,538	$5,717	$11,775	$40,528	$207,034
Special Mention	-	229	11	-	349	1,408	100	2,097
Substandard	51	744	276	86	926	636	-	2,719
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$53,670	$65,353	$19,764	$11,624	$6,992	$13,819	$40,628	$211,850
Current period gross write-offs	$66	$168	$201	$51	$32	$66	$-	$584
Multi-family residential
Pass	$6,753	$67,484	$36,621	$30,021	$3,280	$36,982	$3,424	$184,565
Special Mention	-	-	-	-	-	3,522	-	3,522
Substandard	-	-	-	-	-	295	-	295
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$6,753	$67,484	$36,621	$30,021	$3,280	$40,799	$3,424	$188,382
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$83,420	$234,607	$151,433	$114,974	$53,466	$217,034	$11,777	$866,711
Special Mention	65	583	2,590	819	-	11,132	51	15,240
Substandard	1,175	238	1,968	690	3,175	5,143	210	12,599
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$84,660	$235,428	$155,991	$116,483	$56,641	$233,309	$12,038	$894,550
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$5,004	$4,215	$2,352	$625	$674	$2,094	$980	$15,944
Special Mention	28	276	184	8	90	3,292	-	3,878
Substandard	157	166	50	28	1,188	258	-	1,847
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$5,189	$4,657	$2,586	$661	$1,952	$5,644	$980	$21,669
Current period gross write-offs	$-	$59	$-	$9	$14	$8	$-	$90
Farmland
Pass	$1,380	$1,237	$1,557	$912	$745	$5,766	$883	$12,480
Special Mention	-	-	103	-	-	381	-	484
Substandard	-	-	-	-	-	1,238	-	1,238
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$1,380	$1,237	$1,660	$912	$745	$7,385	$883	$14,202
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$9	$962	$86	$73	$68	$3,800	$78,771	$83,769
Special Mention	-	-	-	-	-	45	501	546
Substandard	-	12	-	27	102	1,853	1,317	3,311
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$9	$974	$86	$100	$170	$5,698	$80,589	$87,626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$227	$227
Single family Mortgage
Pass	$50,826	$164,974	$221,352	$191,156	$44,974	$211,540	$431	$885,253
Special Mention	-	-	465	98	108	3,705	-	4,376
Substandard	236	555	1,464	1,381	1,515	26,255	-	31,406
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$51,062	$165,529	$223,281	$192,635	$46,597	$241,500	$431	$921,035
Current period gross write-offs	$-	$-	$47	$-	$-	$194	$-	$241
Owner occupied construction
Pass	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$31,243	$43,675	$20,672	$7,710	$3,214	$1,026	$8,688	$116,228
Special Mention	-	-	3	-	-	-	1	4
Substandard	338	820	590	198	157	212	47	2,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$31,581	$44,495	$21,265	$7,908	$3,371	$1,238	$8,736	$118,594
Current period gross write-offs	$1,238	$3,594	$1,852	$518	$196	$77	$185	$7,660

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total loans
Pass	$248,253	$640,518	$477,118	$361,130	$114,859	$494,223	$147,901	$2,484,002
Special mention	1,830	1,088	3,356	1,064	547	23,564	653	32,102
Substandard	1,957	2,535	4,348	2,410	7,238	36,132	1,574	56,194
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$252,040	$644,141	$484,822	$364,604	$122,644	$553,919	$150,128	$2,572,298
Current period gross write-offs	$1,304	$3,829	$2,100	$578	$255	$347	$412	$8,825

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2024			December 31, 2023
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$166	$-	$166	$172	$—	$172
Commercial and industrial	1,333	-	1,333	1,438	—	1,438
Multi-family residential	174	-	174	183	—	183
Single family non-owner occupied	978	-	978	832	—	832
Non-farm, non-residential	1,931	1,140	3,071	1,271	1,173	2,444
Agricultural	1,499	-	1,499	1,558	—	1,558
Farmland	125	-	125	123	—	123
Consumer real estate loans
Home equity lines	1,229	-	1,229	1,335	—	1,335
Single family owner occupied	9,392	-	9,392	9,365	—	9,365
Owner occupied construction	-	-	-	—	—	—
Consumer and other loans
Consumer loans	1,650	-	1,650	1,906	—	1,906
Total nonaccrual loans	$18,477	$1,140	$19,617	$18,183	$1,173	$19,356

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the first quarter of  2024 or  2023.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	March 31, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$23	$6	$23	$52	$88,789	$88,841	$-
Commercial and industrial	1,000	435	439	1,874	201,656	203,530	-
Multi-family residential	112	-	114	226	193,962	194,188	-
Single family non-owner occupied	688	-	219	907	218,762	219,669	-
Non-farm, non-residential	1,896	-	955	2,851	884,404	887,255	-
Agricultural	417	272	246	935	18,828	19,763	-
Farmland	123	2	-	125	13,447	13,572	-
Consumer real estate loans
Home equity lines	551	159	430	1,140	86,041	87,181	-
Single family owner occupied	5,204	1,841	3,780	10,825	676,985	687,810	-
Owner occupied construction	-	-	-	-	5,848	5,848	-
Consumer and other loans
Consumer loans	2,916	927	568	4,411	106,376	110,787	-
Other	-	-	-	-	1,389	1,389	-
Total loans	$12,930	$3,642	$6,774	$23,346	$2,496,487	$2,519,833	$-

	December 31, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$38	$6	$23	$67	$105,878	$105,945	$—
Commercial and industrial	1,232	766	390	2,388	209,462	211,850	—
Multi-family residential	115	68	—	183	188,199	188,382	—
Single family non-owner occupied	777	455	232	1,464	223,431	224,895	—
Non-farm, non-residential	617	229	382	1,228	893,322	894,550	—
Agricultural	22	56	217	295	21,374	21,669	—
Farmland	15	—	—	15	14,187	14,202	—
Consumer real estate loans
Home equity lines	639	343	534	1,516	86,110	87,626	—
Single family owner occupied	6,108	2,831	3,519	12,458	683,682	696,140	—
Owner occupied construction	—	—	—	—	8,445	8,445	—
Consumer and other loans
Consumer loans	4,390	1,440	1,087	6,917	110,174	117,091	—
Other	—	—	—	—	1,503	1,503	—
Total loans	$13,953	$6,194	$6,384	$26,531	$2,545,767	$2,572,298	$—

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

	March 31, 2024			December 31, 2023
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Other	$1,140	$825	72.37%	$1,173	$825	70.33%
Total collateral dependent loans	$1,140	$825	72.37%	$1,173	$825	70.33%

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty.  Effective, January 1, 2023, the Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. The amendments eliminated TDR accounting guidance for issuers that adopted ASU 2016-13, created a single loan modification accounting model, and clarified disclosure requirements for loan modifications and write-offs.  Presented below are the amortized cost basis and percentage of loan class for loan modifications made to borrowers experiencing financial difficulty by loan class, concession type, and financial effect as of the dates indicated:

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	March 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$662	0.08%	Deferred 6 months of interest to loan maturity
Single family owner occupied	540	0.08%	Deferred $66 thousand in principal to loan maturity
Single family non owner occupied	87	0.04%	Deferred 6 months of interest to loan maturity
Commercial & industrial	161	0.08%	Deferred $8 thousand in principal to loan maturity
Total	$1,450

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	March 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$5	0.01%	Extended term from 60 to 84 months
Total	$5

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	March 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$3	0.00%	Reduced amortized cost basis by $13 thousand
Total	$3

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	March 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$719	0.11%	Reduced interest income and extended time to recover principal.
Total	$719

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$662	0.07%	Deferred 6 months of interest to loan maturity
Single family owner occupied	548	0.08%	Deferred $66 thousand in principal to loan maturity
Single family non owner occupied	89	0.04%	Deferred 6 months of interest to loan maturity
Commercial & industrial	171	0.08%	Deferred $8 thousand in principal to loan maturity
Total	$1,470

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$6	0.01%	Extended term from 60 to 84 months
Total	$6

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$5	0.00%	Reduced amortized cost basis by $13 thousand
Total	$5

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$565	0.08%	Reduced interest income and extended time to recover principal
Total	$565

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  March 31, 2024, or  December 31, 2023.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last three months:

	March 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non farm, non residential property	$662	$-	$-
Single family owner occupied	1,012	250	-
Single family non owner occupied	87	-	-
Commercial & Industrial	161	-	-
Consumer	5	-	-
Total	$1,927	$250	$-

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non farm, non residential	$662	$-	$-
Single family owner occupied	864	254	-
Single family non owner occupied	89	-	-
Commercial & industrial	171	-	-
Consumer	6	-	-
Total	$1,792	$254	$-

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2024	December 31, 2023
(Amounts in thousands)
OREO	$374	$192

OREO secured by residential real estate	$374	$192
Residential real estate loans in the foreclosure process(1)	$2,657	$1,895

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended March 31, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Provision for credit losses:
Provision (recovery) for credit losses - loans	(552)	(135)	1,698	1,011
Provision for credit losses - loan commitments	-	-	-	-
Total (recovery) provision for credit losses - loans and loan commitments	(552)	(135)	1,698	1,011
Charge-offs	(362)	(66)	(2,020)	(2,448)
Recoveries	116	209	384	709
Net (charge-offs) recoveries	(246)	143	(1,636)	(1,739)
Allowance for credit losses - loans	21,052	9,701	4,708	35,461
Allowance for credit losses - loan commitments	597	121	28	746
Ending balance	$21,649	$9,822	$4,736	$36,207

	Three Months Ended March 31, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Provision for credit losses:
Provision for credit losses - loans	37	103	1,834	1,974
(Recovery) provision for credit losses - loan commitments	(232)	(6)	6	(232)
Total (recovery) provision for credit losses - loans and loan commitments	(195)	97	1,840	1,742
Charge-offs	(173)	(98)	(2,299)	(2,570)
Recoveries	192	59	578	829
Net recoveries (charge-offs)	19	(39)	(1,721)	(1,741)
Allowance for credit losses - loans	17,269	8,995	4,525	30,789
Allowance for credit losses - loan commitments	786	150	28	964
Ending balance	$18,055	$9,145	$4,553	$31,753

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2024	December 31, 2023
(Amounts in thousands)
Noninterest-bearing demand deposits	$902,396	$931,920
Interest-bearing deposits:
Interest-bearing demand deposits	661,656	693,979
Money market accounts	329,310	307,487
Savings deposits	541,341	535,566
Certificates of deposit	163,827	166,417
Individual retirement accounts	83,685	86,956
Total interest-bearing deposits	1,779,819	1,790,405
Total deposits	$2,682,215	$2,722,325

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,006	0.05%	$1,119	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of March 31, 2024, or  December 31, 2023.

Unused borrowing capacity with the FHLB totaled $402.00 million, net of FHLB letters of credit of $123.34 million, as of March 31, 2024. As of March 31, 2024, the Company maintains $525.34 million in qualifying loans to secure the FHLB borrowing capacity.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2024, and December 31, 2023.

Through July 2022, the Company had certain interest rate swaps that did not qualify as fair value hedges and the fair value changes in the derivative were recognized in earnings each period.  On July 26, 2022, these swaps were terminated at a cost of $72 thousand.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2024			December 31, 2023
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,447	$168	$-	$3,557	$136	$-
Total derivatives	$3,447	$168	$-	$3,557	$136	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2024	2023	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(27)	$(20)	Interest and fees on loans
Total derivative (income) expense	$(27)	$(20)

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

	Three Months Ended March 31,
	2024	2023	Income Statement Location
(Amounts in thousands)
Service cost	$-	$-	Salaries and employee benefits
Interest cost	104	82	Other expense
Amortization of prior service cost	-	-	Other expense
Amortization of losses	9	33	Other expense
Net periodic cost	$113	$115

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023
(Amounts in thousands, except share and per share data)
Net income	$12,845	$11,782
Adjust net income for fair value of restricted stock units (tax effected)	240	25
Net income for fully dilutive earnings per common share	$13,085	$11,807

Weighted average common shares outstanding, basic	18,476,128	16,228,297
Dilutive effect of potential common shares
Stock options	21,132	16,405
Unvested stock awards	-	-
Restricted stock units	48,651	44,787
Total dilutive effect of potential common shares	69,782	61,192
Weighted average common shares outstanding, diluted	18,545,910	16,289,489

Basic earnings per common share	$0.70	$0.73
Diluted earnings per common share	0.71	0.72

Antidilutive potential common shares
Stock options	-	131,198
Stock units	-	-
Total potential antidilutive shares	-	131,198

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2024
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,126)	$175	$(10,951)
Other comprehensive loss before reclassifications	(948)	(7)	(955)
Reclassified from AOCI	-	7	7
Other comprehensive loss, net	(948)	-	(948)
Ending balance	$(12,074)	$175	$(11,899)

	Three Months Ended March 31, 2023
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	2,499	(26)	2,473
Reclassified from AOCI	(5)	26	21
Other comprehensive income, net	2,494	-	2,494
Ending balance	$(13,127)	$(98)	$(13,225)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2024	2023	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$(7)	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	(7)	Income before income taxes
Income tax expense	-	(2)	Income tax expense
Reclassified out of AOCI, net of tax	-	(5)	Net income
Employee benefit plans
Amortization of prior service cost	$-	$-	Salaries and employee benefits
Amortization of net actuarial benefit cost	9	33	Salaries and employee benefits
Reclassified out of AOCI, before tax	9	33	Income before income taxes
Income tax expense	2	7	Income tax expense
Reclassified out of AOCI, net of tax	7	26	Net income
Total reclassified out of AOCI, net of tax	$7	$21	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Available-for-sale Debt Securities

Debt securities available-for-sale are reported at fair value on a recurring basis. The fair value of Level 1 securities is based on quoted market prices in active markets, if available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are primarily derived from or corroborated by observable market data. Level 2 securities use fair value measurements from independent pricing services obtained by the Company. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions. The Company’s Level 2 securities include U.S. Agency and Treasury securities, municipal securities, and mortgage-backed securities. Securities are based on Level 3 inputs when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,750	$-	$5,750	$-
U.S. Treasury securities	36,324	-	36,324	-
Municipal securities	18,112	-	18,112	-
Corporate Notes	26,916		26,916
Agency mortgage-backed securities	79,145	-	79,145	-
Total available-for-sale debt securities	166,247	-	166,247	-
Equity securities	55	-	55	-
Fair value loans	3,279	-	-	3,279
Derivative assets	168	-	168	-
Deferred compensation assets	7,464	7,464	-	-
Deferred compensation liabilities	9,042	9,042	-	-

	December 31, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,749	$-	$5,749	$-
U.S. Treasury securities	145,826	-	145,826	-
Municipal securities	19,377	-	19,377	-
Corporate notes	27,081	-	27,081	-
Agency mortgage-backed securities	82,928	-	82,928	-
Total available-for-sale debt securities	280,961	-	280,961	-
Equity securities	55	-	55	-
Fair value loans	3,421	-	-	3,421
Derivative assets	136	-	136	-
Deferred compensation assets	6,729	6,729	-	-
Deferred compensation liabilities	8,282	8,282	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	374	-	-	374

	December 31, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	192	-	-	192

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	March 31, 2024

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	38% (38%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (50%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	42% (42%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (60%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$248,905	$248,905	$248,905	$-	$-
Debt securities available-for-sale	166,247	166,247	-	166,247	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,484,372	2,247,195	-	-	2,247,195
Derivative financial assets	168	168	-	168	-
Interest receivable	10,719	10,719	-	1,125	9,594
Deferred compensation assets	7,464	7,464	7,464	-	-

Liabilities
Time deposits	247,512	243,842	-	243,842	-
Securities sold under agreements to repurchase	1,006	1,006	-	1,006	-
Interest payable	674	674	-	674	-
Deferred compensation liabilities	9,042	9,042	9,042	-	-

	December 31, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$116,420	$116,420	$116,420	$-	$-
Debt securities available-for-sale	280,961	280,961	-	280,961	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,536,109	2,350,071	-	-	2,350,071
Interest receivable	10,881	10,881	-	1,246	9,635
Deferred compensation assets	6,729	6,729	6,729	-	-
Derivative assets	136	136	-	136	-

Liabilities
Time deposits	253,373	247,141	-	247,141	-
Securities sold under agreements to repurchase	1,119	1,119	-	1,119	-
Interest payable	556	556	-	556	-
Deferred compensation liabilities	8,282	8,282	8,282	-	-

Note 14. Litigation, Commitments, and Contingencies

Litigation

On June 24, 2022, the Bank was sued in a putative class action lawsuit filed by two customers of the Bank in federal court. The plaintiffs, individually and as putative class representatives, allege that the Bank breached its deposit account agreements and was unjustly enriched by collecting overdraft fees with respect to certain debit card transactions and the assessment of multiple nonsufficient funds fees as to items presented for payment against nonsufficient funds more than one time. No class has been certified. The Bank disputes the allegations and has actively defended itself, but it is exploring settlement opportunities. We cannot provide assurance whether a settlement will be reached, the final terms or timing of any such settlement, or the negotiated amount of any settlement with respect to this matter. The Bank previously accrued for a settlement; however, if the Bank cannot reach a settlement or if the court rejects any settlement proposed by the Bank and plaintiffs’ counsel, the Bank may need to litigate the matter in court. If the Bank must litigate, it will defend itself vigorously. Management, after consultation with legal counsel, believes it is currently not possible to predict the ultimate resolution with respect to this litigation.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2024	December 31, 2023
(Amounts in thousands)
Commitments to extend credit	$264,511	$277,462
Standby letters of credit and financial guarantees(1)	126,513	129,220
Total off-balance sheet risk	$391,024	$406,682

(1)	Includes FHLB letters of credit

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2024, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of March 31, 2024, full-time equivalent employees, calculated using the number of hours worked, totaled 596. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2024, the Trust Division and FCWM managed and administered $1.55 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2023 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2024, and financial condition as of March 31, 2024, include the following:

●	Net income of $12.85 million for the first quarter of 2024, was an increase of $1.06 million, or 9.02%, from the same quarter of 2023.
●	Net interest income increased $2.22 million compared to the same quarter in 2023, as increases in benchmark interest rates have improved net interest margin.
●	Provision for credit losses was approximately $731 thousand lower than the same quarter last year.
●	Net interest margin of 4.47% is an increase of 12 basis points over the same quarter of 2023. The yield on earning assets increased 62 basis points primarily driven by increased earnings on loans.
●	Interest and fees on loans increased $5.79 million from the same quarter of 2023 and is attributable to both an increase in yield and an increase in average balance compared to the yield and average balance of the prior year. The Company acquired Surrey Bancorp on April 21, 2023, adding approximately $239.08 million in loans.
●	Noninterest income increased approximately $676 thousand, or 7.88%, when compared to the same quarter of 2023. The increase was primarily driven by increased interchange income. Noninterest expense increased $2.57 million, or 12.36%. The increase in noninterest expense was primarily driven by salaries and employee benefits, service fees, and other operating expense. The increase in non interest expense is primarily attributable to the addition of Surrey branches and staff.
●	Annualized return on average assets was 1.60% for the first quarter of 2024 compared to 1.55% for the same period of 2023. Annualized return on average common equity was 10.18% for the first quarter of 2024 compared to 11.15% for the same period of 2023.
●	Consolidated assets totaled $3.24 billion at March 31, 2024.
●	Securities available-for-sale decreased $114.71 million, or 40.83%, from December 31,2023. The decrease is primarily attributable to the maturity of $115.75 million in U.S. Treasury Notes during the first quarter of 2024. Loans decreased $52.47 million, or 2.04%. Deposits decreased $40.11 million, or 1.47%. The net effect of these balance sheet changes resulted in an increase in cash and cash equivalents of $132.49 million, or 113.80%.
●	The Company repurchased 89,396 common shares during the first quarter of 2024 for a total cost of $2.97 million.
●	Non-performing loans to total loans increased slightly to 0.78% when compared with the same quarter of 2023. The Company experienced net charge-offs for the first quarter of 2024 of $1.74 million, or 0.27%, of annualized average loans, compared to net charge-offs of $1.74 million, or 0.29%, of annualized average loans for the same period of 2023.
●	The allowance for credit losses to total loans was 1.41% at March 31, 2024 compared to 1.41% at December 31, 2023, and 1.29% for March 31, 2023.
●	Book value per share at March 31, 2024, was $27.53, an increase of $0.33 from year-end 2023.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
(Amounts in thousands, except per	March 31,		Increase
share data)	2024	2023	(Decrease)	% Change

Net income	$12,845	$11,782	$1,063	9.02%

Basic earnings per common share	0.70	0.73	(0.03)	-4.11%
Diluted earnings per common share	0.71	0.72	(0.01)	-1.39%

Return on average assets	1.60%	1.55%	0.05%	3.23%
Return on average common equity	10.18%	11.15%	-0.97%	-8.70%

Three-Month Comparison.

Net income increased $1.06 million in the first quarter of 2024 compared to the same period in 2023.  The increase is primarily attributable to an increase in net interest income of $2.22 million. Provision for credit losses decreased $731 thousand and noninterest income increased $676 thousand.   These increases were offset by an increase in noninterest expense of $2.57 million compared to the same period in 2023.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,549,107	$33,500	5.29%	$2,393,759	$27,698	4.69%
Securities available-for-sale	239,010	1,731	2.91%	316,734	2,140	2.74%
Interest-bearing deposits	66,483	916	5.54%	40,993	465	4.60%
Total earning assets	2,854,600	36,147	5.09%	2,751,486	30,303	4.47%
Other assets	373,614			322,789
Total assets	$3,228,214			$3,074,275

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$665,875	$162	0.10%	$666,447	$26	0.02%
Savings deposits	866,084	3,412	1.58%	827,414	484	0.24%
Time deposits	249,974	790	1.27%	271,214	208	0.31%
Total interest-bearing deposits	1,781,933	4,364	0.98%	1,765,075	718	0.16%
Borrowings
Retail repurchase agreements	1,127	-	0.05%	2,086	1	0.06%
Federal funds purchased	2,527	35	5.52%	4,719	58	5.07%
Total borrowings	3,654	35	3.85%	6,805	59	0.07%
Total interest-bearing liabilities	1,785,587	4,399	0.99%	1,771,880	777	0.18%
Noninterest-bearing demand deposits	886,947			838,041
Other liabilities	48,298			35,669
Total liabilities	2,720,832			2,645,590
Stockholders' equity	507,382			428,685
Total liabilities and stockholders' equity	$3,228,214			$3,074,275
Net interest income, FTE(1)		$31,748			$29,526
Net interest rate spread			4.10%			4.29%
Net interest margin, FTE(1)			4.47%			4.35%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $781 thousand and $193 thousand for the three months ended March 31, 2024 and 2023, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2024 Compared to 2023
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$1,798	$3,501	$503	$5,802
Securities available-for-sale	(525)	136	(20)	(409)
Interest-bearing deposits with other banks	289	95	67	451
Total interest earning assets	1,562	3,732	550	5,844

Interest paid on
Demand deposits	-	135	1	136
Savings deposits	23	2,750	155	2,928
Time deposits	(16)	642	(44)	582
Federal funds purchased	-	-	(23)	(23)
Retail repurchase agreements	-	-	(1)	(1)
FHLB advances and other borrowings	-	-	-	-
Total interest-bearing liabilities	7	3,527	88	3,622

Change in net interest income (1)	$1,555	$205	$462	$2,222

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 77.36% of total net interest and noninterest income in the first quarter of 2024 compared to 77.41% in the same quarter of 2023. Net interest income on a GAAP basis increased $2.22 million, or 7.54%.  Net interest income on a FTE basis increased $2.22 million as well, with a percentage increase of 7.53%. The net interest margin on a FTE basis increased 12 basis points while the net interest spread on a FTE basis decreased 19 basis points. The increase in net interest margin was primarily driven by increase in the average balance for loans as well as an increase in the yield on loans.  The average balance for loans increased $155.35 million, while the yield increased 60 basis points resulting in a tax effected increase in interest on loans of $5.80 million compared to 2023.  The 19 basis point decrease in net interest spread is primarily due to the increase in yield for interest-bearing liabilities of 81 basis points versus the increase in yield for earning assets of 62 basis points.

Average earning assets increased $103.11 million, or 3.75%, primarily due to an increase in average loans as noted above.  In addition, the average balance for interest-bearing deposits with other banks increased $25.49 million, or 62.18%.  These increases to earning assets were offset by a decrease in the average balance for securities available-for-sale of $77.72 million, or 24.54%. The yield on earning assets increased 62 basis points, or 13.87%, primarily due to an increase in benchmark rates as compared to the same period of 2023. The average loan to deposit ratio increased to 95.51% from 91.96% reported in the same quarter of 2023. Non-cash accretion income increased to $781 thousand from $193 thousand reported in the same quarter of 2023 and is primarily due to the Surrey Bancorp acquisition.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $13.71 million, or 0.77%, primarily due to a increase in deposits. Savings deposits increased $38.67 million, or 4.67%, while time deposits decreased $21.24 million, or 7.83%.  The yield on interest-bearing liabilities increased 81 basis points and is primarily due to increases in benchmark rates throughout 2023.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $731 thousand in the first quarter of 2024 compared to the same quarter of 2023. Provision for credit losses for loans of $1.01 million was recorded in the first quarter of 2024 compared to the provision of $1.97 million recorded in the same period of 2023.   The decrease in provision is commensurate with changes in economic forecasts and changes in the loan portfolio.  There was no provision recorded for loan commitments during the first quarter of 2024.  There was a recovery of provision for loan commitments for the same quarter of 2023 of $232 thousand.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2024	2023	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,099	$1,017	$82	8.06%
Service charges on deposits	3,310	3,159	151	4.78%
Other service charges and fees	3,450	3,082	368	11.94%
Gain on sale of securities	-	7	(7)	-100.00%
Other operating income	1,400	1,318	82	6.22%
Total noninterest income	$9,259	$8,583	$676	7.88%

Three-Month Comparison. Noninterest income comprised 22.64% of total net interest and noninterest income in the first quarter of 2024 compared to 22.59% in the same quarter of 2023. Noninterest income increased $676 thousand or 7.88%.  Other service charges and fees increased $368 thousand and was primarily driven by an increase in interchange income.  Service charges on deposits increased $151 thousand.  Increases in these categories can both be attributed to increased activity resulting from the Surrey acquisition.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2024	2023	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$12,581	$11,595	$986	8.50%
Occupancy expense	1,378	1,168	210	17.98%
Furniture and equipment expense	1,545	1,401	144	10.28%
Service fees	2,449	2,019	430	21.30%
Advertising and public relations	796	643	153	23.79%
Professional fees	372	327	45	13.76%
Amortization of intangibles	530	234	296	126.50%
FDIC premiums and assessments	369	320	49	15.31%
Merger expense	-	379	(379)	-100.00%
Other operating expense	3,366	2,727	639	23.43%
Total noninterest expense	$23,386	$20,813	$2,573	12.36%

Three-Month Comparison. Noninterest expense increased $2.57 million, or 12.36%, in the first quarter of 2024 compared to the same quarter of 2023. The increase is primarily attributable to an increase in salaries and employee benefits of $986 thousand, other operating expense of $639 thousand, and service fees of $430 thousand.  The increase in noninterest expense is primarily attributable to the addition of Surrey branches and staff.

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

Three-Month Comparison. Income tax expense decreased $12 thousand, or 0.33%.  The effective tax rate decreased to 22.11% in the first quarter of 2024 from 23.69% in the same quarter of 2023.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2024	2023
(Amounts in thousands)
Net interest income, GAAP	$31,629	$29,412
FTE adjustment(1)	119	114
Net interest income, FTE	31,748	29,526

Net interest margin, GAAP	4.45%	4.33%
FTE adjustment(1)	0.02%	0.02%
Net interest margin, FTE	4.47%	4.35%

(1) FTE basis of 21%.

Financial Condition

Total assets as of March 31, 2024, decreased $32.56 million, or 1.00%, from December 31, 2023.  The decrease in assets was primarily driven by decreases in the securities available-for-sale portfolio and loans.  Total liabilities decreased $36.21 million, or 1.31%, and was primarily driven by a decrease in deposits.  Stockholders' equity increased $3.65 million or 0.73%.

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

Available-for-sale debt securities as of March 31, 2024, decreased $114.71 million, or 40.83%, compared to December 31, 2023.  The decrease is due to the maturity of $115.75 million in U. S. Treasury Notes during the first quarter of 2024. The market value of debt securities available-for-sale as a percentage of amortized cost was 91.58% as of March 31, 2024, compared to 95.23% as of December 31, 2023.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of March 31, 2024 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2024		December 31, 2023		March 31, 2023
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$88,841	3.53%	$105,945	4.12%	$115,023	4.81%
Commercial and industrial	203,530	8.08%	211,850	8.24%	151,293	6.33%
Multi-family residential	194,188	7.71%	188,382	7.32%	148,746	6.23%
Single family non-owner occupied	219,669	8.72%	224,895	8.74%	207,632	8.69%
Non-farm, non-residential	887,255	35.21%	894,550	34.78%	793,229	33.21%
Agricultural	19,763	0.78%	21,669	0.84%	12,042	0.50%
Farmland	13,572	0.53%	14,202	0.55%	12,137	0.51%
Total commercial loans	1,626,818	64.56%	1,661,493	64.59%	1,440,102	60.28%
Consumer real estate loans
Home equity lines	87,181	3.46%	87,626	3.41%	73,762	3.09%
Single family owner occupied	687,810	27.30%	696,140	27.06%	727,202	30.44%
Owner occupied construction	5,848	0.23%	8,445	0.33%	10,276	0.43%
Total consumer real estate loans	780,839	30.99%	792,211	30.80%	811,240	33.96%
Consumer and other loans
Consumer loans	110,787	4.40%	117,091	4.55%	136,310	5.71%
Other	1,389	0.05%	1,503	0.06%	1,245	0.05%
Total consumer and other loans	112,176	4.45%	118,594	4.61%	137,555	5.76%
Total loans held for investment, net of unearned income	2,519,833	100.00%	2,572,298	100.00%	2,388,897	100.00%
Less: allowance for credit losses	35,461		36,189		30,789
Total loans held for investment, net of unearned income and allowance	$2,484,372		$2,536,109		$2,358,108

Total loans as of March 31, 2024, decreased $52.47 million, or 2.04%, compared to December 31, 2023.  The largest decrease occurred in the commercial loans segment with an overall decrease of $34.68 million, or 2.09%.  Within this segment, the largest decreases occurred in construction, commercial and industrial, and non-farm, non-residential loans with decreases of $17.10 million, $8.32 million, and $7.30 million, respectively.  The consumer real estate segment decreased $11.37 million, or 1.44%, primarily due to a decrease in single family owner occupied of $8.33 million, or 1.20%.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2024	December 31, 2023	March 31, 2023
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$19,617	$19,356	$15,557
Accruing loans past due 90 days or more	30	104	23
Modified loans past due 90 days or more	-	-	-
Total nonperforming loans	19,647	19,460	15,580
OREO	374	192	481
Total nonperforming assets	$20,021	$19,652	$16,061

Additional Information
Total modified loans	$2,177	$2,046	$429

Asset Quality Ratios:
Nonperforming loans to total loans	0.78%	0.76%	0.65%
Nonperforming assets to total assets	0.62%	0.60%	0.53%
Allowance for credit losses to nonperforming loans	180.49%	185.97%	197.62%
Allowance for credit losses to total loans	1.41%	1.41%	1.29%

Nonperforming assets as of March 31, 2024, increased $369 thousand, or 1.88%, from December 31, 2023.  Nonaccrual loans increased $261 thousand, or 1.35%.  OREO increased $182 thousand, or 94.79% and accruing loans past due 90 days or more decreased $74 thousand from year-end.  As of March 31, 2024, nonaccrual loans were largely attributed to single family owner occupied (47.88%), non-farm, non-residential (15.65%), and consumer of (8.41%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $31.63 million as of March 31, 2024, a decrease of $2.30 million, or 6.78%, compared to $33.93 million as of December 31, 2023. Delinquent loans as a percent of total loans totaled 1.26% as of March 31, 2024, which includes past due loans (0.48%) and nonaccrual loans (0.78%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  Total loans modified as of March 31, 2024, were $2.18 million.  As of March 31, 2024, $250 thousand of these loans were 30-89 days past due.

OREO, which is carried at the lesser of estimated net realizable value or cost, increased $182 thousand, or 94.79%, as of March 31, 2024, compared to December 31, 2023, and consisted of 7 properties with an average holding period of approximately 10 months. The net loss on the sale of OREO totaled $14 thousand for the three months ended March 31, 2024, compared to a net loss of $51 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2024	2023
(Amounts in thousands)
Beginning balance January 1	$192	$703
Additions	272	57
Disposals	(41)	(279)
Valuation adjustments	(14)	-
Other adjustments	(35)	-
Ending balance	$374	$481

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

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures.  Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework.  For further discussion of our Allowance for Credit Losses - See Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2023 Form 10-K.

As of March 31, 2024, the balance of the ACL for loans was $35.46 million, or 1.41% of total loans. The ACL at March 31, 2024, decreased $728 thousand from the balance of $36.19 million recorded at December 31, 2023. This decrease included a $1.01 million provision offset by net charge-offs for the three months of $1.74 million.

At March 31, 2024, the Company also had an allowance for unfunded commitments of $746 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first three months of 2024, the Company did not record a provision for credit losses on unfunded commitments compared to a recovery of provision of $232 thousand recorded in the same period of 2023.

Deposits

Total deposits as of March 31, 2024, decreased $40.11 million, or 1.47%, compared to December 31, 2023.  The largest decreases in deposits occurred in interest-bearing demand of $32.32 million, or 4.66%, and noninterest-bearing demand of $29.52 million, or 3.17%.  Time deposits decreased $5.86 million or 2.31%.  Theses decreases were offset by an increase in savings of $27.60 million or 3.27%.

Total borrowings in the form of retail repurchase agreements as of March 31, 2024, decreased $113 thousand, or 10.10%, compared to December 31, 2023.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2024, the Company’s cash reserves and short-term investment securities totaled $19.76 million and $22.12 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2024, our unencumbered cash totaled $248.91 million, unused borrowing capacity from the FHLB totaled $402.00 million, available credit from the FRB Discount Window totaled $25.54 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $121.70 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2024, increased $3.65 million, or 0.73%, to $506.94 million from $503.29 million as of December 31, 2023.  Capital increased due to net income of $12.85 million.  The increase was offset by dividends declared of $5.36 million as well as the repurchase of our common stock totaling $2.97 million.  Book value per share at March 31, 2024, was $27.53, an increase of $0.33 from year-end 2023.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2023 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2024		December 31, 2023
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	15.21%	13.24%	14.69%	12.97%
Tier 1 risk-based capital ratio	15.21%	13.24%	14.69%	12.97%
Total risk-based capital ratio	16.47%	14.50%	15.94%	14.22%
Tier 1 leverage ratio	11.68%	10.24%	11.52%	10.07%

Our risk-based capital ratios as of March 31, 2024, increased from December 31, 2023, primarily due to a decrease in risk weighted assets. The decrease in risk-weighted assets was primarily driven by the decrease in the loan portfolio.  As of March 31, 2024, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2024.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2024	December 31, 2023
(Amounts in thousands)
Commitments to extend credit	$264,511	$277,462
Standby letters of credit and financial guarantees (1)	126,513	129,220
Total off-balance sheet risk	$391,024	$406,682

(1)	Includes FHLB letters of credit

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

As of March 31, 2024, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 525 to 550 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	March 31, 2024		December 31, 2023
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$2,730	2.0%	$1,606	1.3%
100	1,304	1.0%	757	0.6%
(100)	(1,918)	(1.4)%	(3,858)	-3.0%
(200)	(4,988)	(3.7)%	(9,257)	-7.5%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings

For details on legal proceedings, see “Note 14, Litigation, Commitments, and Contingencies” included in Part I, Financial Information, Item 1, Financial Statements, which information is incorporated by referenced into this Item.

ITEM 1A.	Risk Factors

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2023, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2023 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

During the first quarter of 2024, the Company purchased 89,396 shares of its common stock.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1-31, 2024	6,600	$35.00	6,600	2,495,900
February 1-29, 2024	20,900	32.53	20,900	2,475,000
March 1-31, 2024	61,896	33.32	61,896	2,413,104
Total	89,396	$33.26	89,396

(1)	In September, 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Company's common stock. The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended March 31, 2024, none of  our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

10.9.6	Amendment #5 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan.
10.9.7	Amendment #6 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan.
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2024, (Unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2024.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)