Form 10-Q
period 2024-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2024-08-02
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
or

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
☐ Yes ☑ No

As of July 29, 2024, there were 18,270,495 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2024	2023(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$75,496	$77,563
Federal funds sold	252,518	37,312
Interest-bearing deposits in banks	1,863	1,545
Total cash and cash equivalents	329,877	116,420
Debt securities available-for-sale, at fair value	129,686	280,961
Loans held for investment, net of unearned income	2,473,268	2,572,298
Allowance for credit losses	(34,885)	(36,189)
Loans held for investment, net	2,438,383	2,536,109
Premises and equipment, net	50,528	50,680
Other real estate owned	100	192
Interest receivable	9,984	10,881
Goodwill	143,946	143,946
Other intangible assets	14,085	15,145
Other assets	116,230	114,211
Total assets	$3,232,819	$3,268,545

Liabilities
Deposits
Noninterest-bearing	$889,462	$931,920
Interest-bearing	1,787,810	1,790,405
Total deposits	2,677,272	2,722,325
Securities sold under agreements to repurchase	894	1,119
Interest, taxes, and other liabilities	45,769	41,807
Total liabilities	2,723,935	2,765,251

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,534,864 shares issued and 18,270,273 outstanding at June 30, 2024; 27,522,547 shares issued and 18,502,396 outstanding at December 31, 2023	18,270	18,502
Additional paid-in capital	168,272	175,841
Retained earnings	334,756	319,902
Accumulated other comprehensive loss	(12,414)	(10,951)
Total stockholders' equity	508,884	503,294
Total liabilities and stockholders' equity	$3,232,819	$3,268,545

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$32,696	$31,927	$66,114	$59,555
Interest on securities -- taxable	1,089	1,898	2,652	3,832
Interest on securities -- tax-exempt	122	159	257	324
Interest on deposits in banks	2,882	885	3,795	1,347
Total interest income	36,789	34,869	72,818	65,058
Interest expense
Interest on deposits	4,877	1,930	9,242	2,648
Interest on short-term borrowings	-	77	35	136
Total interest expense	4,877	2,007	9,277	2,784
Net interest income	31,912	32,862	63,541	62,274
Provision for credit losses	144	4,105	1,155	5,847
Net interest income after provision for credit losses	31,768	28,757	62,386	56,427
Noninterest income
Wealth management	1,064	965	2,163	1,982
Service charges on deposits	3,428	3,471	6,738	6,630
Other service charges and fees	3,670	3,460	7,120	6,542
Gain on sale of securities	-	(28)	-	(21)
Other operating income	1,180	917	2,580	2,235
Total noninterest income	9,342	8,785	18,601	17,368
Noninterest expense
Salaries and employee benefits	12,491	12,686	25,072	24,281
Occupancy expense	1,309	1,276	2,687	2,444
Furniture and equipment expense	1,687	1,508	3,232	2,909
Service fees	2,427	2,284	4,876	4,303
Advertising and public relations	933	846	1,729	1,489
Professional fees	330	281	702	608
Amortization of intangibles	530	425	1,060	659
FDIC premiums and assessments	364	423	733	743
Merger expenses	-	2,014	-	2,393
Litigation expense	1,800	-	1,800	-
Other operating expense	3,026	2,928	6,392	5,655
Total noninterest expense	24,897	24,671	48,283	45,484
Income before income taxes	16,213	12,871	32,704	28,311
Income tax expense	3,527	3,057	7,173	6,715
Net income	$12,686	$9,814	$25,531	$21,596

Earnings per common share
Basic	$0.69	$0.53	$1.39	$1.25
Diluted	0.71	0.55	1.42	1.26
Weighted average shares outstanding
Basic	18,343,958	18,407,078	18,410,043	17,323,706
Diluted	18,409,876	18,431,598	18,475,110	17,363,478

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Amounts in thousands)
Net income	$12,686	$9,814	$25,531	$21,596
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities	(654)	(1,593)	(1,852)	1,570
Reclassification adjustment for loss recognized in net income	-	28	-	21
Net unrealized (losses) gains on available-for-sale debt securities	(654)	(1,565)	(1,852)	1,591
Employee benefit plans:
Net actuarial loss	(9)	(31)	(18)	(63)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	9	31	18	63
Net unrealized gains (losses) on employee benefit plans	-	-	-	-
Other comprehensive (loss) income, before tax	(654)	(1,565)	(1,852)	1,591
Income tax (benefit) expense	(139)	(329)	(389)	333
Other comprehensive (loss) gain, net of tax	(515)	(1,236)	(1,463)	1,258
Total comprehensive income	$12,171	$8,578	$24,068	$22,854

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2024 and 2023

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance April 1, 2023	-	$-	16,243,551	$16,243	$128,666	$300,047	$(13,225)	$431,731
Surrey acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	9,814	-	9,814
Other comprehensive income	-	-	-	-	-	-	(1,236)	(1,236)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,566)	-	(5,566)
Equity-based compensation expense	-	-	8,511	9	304	-	-	313
Common stock options exercised	-	-	-	-	-	-	-	-
Repurchase of common shares at $27.51 per share	-	-	(279,567)	(280)	(7,410)	-	-	(7,690)
Balance June 30, 2023	-	$-	18,969,281	$18,969	$189,917	$304,295	$(14,461)	$498,720

Balance April 1, 2024	-	$-	18,413,088	$18,413	$173,041	$327,389	$(11,899)	$506,944
Net income	-	-	-	-	-	12,686	-	12,686
Other comprehensive loss	-	-	-	-	-	-	(515)	(515)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,319)	-	(5,319)
Equity-based compensation expense	-	-	9,204	9	313	-	-	322
Common stock options exercised	-	-	3,025	3	39	-	-	42
Repurchase of common shares at $34.03 per share	-	-	(155,044)	(155)	(5,121)	-	-	(5,276)
Balance June 30, 2024	-	$-	18,270,273	$18,270	$168,272	$334,756	$(12,414)	$508,884

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
SIX MONTHS ENDED
June 30, 2024 and 2023

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Surrey acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	21,596	-	21,596
Other comprehensive income	-	-	-	-	-	-	1,258	1,258
Common dividends declared -- $0.58 per share	-	-	-	-	-	(10,272)	-	(10,272)
Equity-based compensation expense	-	-	24,243	24	408	-	-	432
Common stock options exercised	-	-	2,158	2	46	-	-	48
Issuance of common stock to 401(k) plan	-	-	262	-	8	-	-	8
Repurchase of common shares at $27.51 per share	-	-	(279,567)	(279)	(7,410)	-	-	(7,689)
Balance June 30, 2023	-	$-	18,969,281	$18,969	$189,917	$304,295	$(14,461)	$498,720

Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	25,531	-	25,531
Other comprehensive loss	-	-	-	-	-	-	(1,463)	(1,463)
Common dividends declared -- $0.58 per share	-	-	-	-	-	(10,677)	-	(10,677)
Equity-based compensation expense	-	-	9,204	9	394	-	-	403
Common stock options exercised	-	-	3,025	3	39	-	-	42
Issuance of common stock to 401(k) plan	-	-	88	-	3	-	-	3
Repurchase of common shares at $33.75 per share	-	-	(244,440)	(244)	(8,005)	-	-	(8,249)
Balance June 30, 2024	-	$-	18,270,273	$18,270	$168,272	$334,756	$(12,414)	$508,884

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2024	2023
Operating activities
Net income	$25,531	$21,596
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	1,155	5,847
Depreciation and amortization of premises and equipment	2,224	1,912
Accretion of discounts on investments	(329)	(2,015)
Amortization of intangible assets	1,060	659
Accretion on acquired loans	(1,443)	(1,077)
Equity-based compensation expense	403	432
Issuance of common stock to 401(k) plan	3	8
Loss on sale of premises and equipment, net	8	12
Loss on sale of other real estate owned	32	41
Net loss on sale of securities	-	21
Decrease (increase) in accrued interest receivable	897	(906)
Increase in other operating activities	1,843	1,247
Net cash provided by operating activities	31,384	27,777
Investing activities
Proceeds from sale of securities available-for-sale	-	38,979
Proceeds from maturities, prepayments, and calls of securities available-for-sale	155,005	25,788
Payments to acquire securities available-for-sale	(5,252)	(54,272)
Net decrease in loans	97,437	16,752
Proceeds from the sale (purchase) of FHLB stock, net	265	(146)
Proceeds from bank owned life insurance	585	-
Cash proceeds from merger, net	-	176,684
Proceeds from sale of premises and equipment	13	12
Payments to acquire premises and equipment	(2,150)	(1,931)
Proceeds from sale of other real estate owned	332	382
Net cash provided by (used in) investing activities	246,235	202,248
Financing activities
Decrease in noninterest-bearing deposits, net	(42,458)	(55,562)
Decrease in interest-bearing deposits, net	(2,595)	(174,210)
Repayments from securities sold under agreements to repurchase, net	(225)	(526)
Proceeds from stock options exercised	42	48
Payments for repurchase of common stock	(8,249)	(7,689)
Payments of common dividends	(10,677)	(10,272)
Net cash (used in) provided by financing activities	(64,162)	(248,211)
Net decrease in cash and cash equivalents	213,457	(18,186)
Cash and cash equivalents at beginning of period	116,420	170,846
Cash and cash equivalents at end of period	$329,877	$152,660

Supplemental disclosure -- cash flow information
Cash paid for interest	$9,021	$2,645
Cash paid for income taxes	6,056	4,641

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	272	79
Loans originated to finance other real estate owned	-	20
(Decrease) increase in accumulated other comprehensive income (loss), net of taxes	(1,463)	1,258
Acquisition of Surrey Bancorp	-	See Note 2

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

Note 2. Acquisitions

On November 18, 2022, the Company and North Carolina-based Surrey Bancorp ("Surrey"), parent company of Surrey Bank & Trust, jointly announced their entry into an agreement and plan of merger pursuant to which First Community would acquire Surrey and its wholly-owned bank subsidiary, Surrey Bank & Trust. Under the terms of the agreement and plan of merger, each share of Surrey common stock immediately converted into the right to receive 0.7159 shares of the Company's common stock.  The transaction was consummated on April 21, 2023.  The total purchase price for the transaction was $71.37 million.

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

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,784	$-	$(13)	$10,771
Municipal securities	15,951	2	(263)	15,690
Corporate notes	28,583	-	(1,601)	26,982
Agency mortgage-backed securities	90,304	-	(14,061)	76,243
Total	$145,622	$2	$(15,938)	$129,686

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$-	$(1)	$5,749
U.S. Treasury securities	146,653	16	(843)	145,826
Municipal securities	19,528	11	(162)	19,377
Corporate notes	28,566	-	(1,485)	27,081
Agency mortgage-backed securities	94,548	2	(11,622)	82,928
Total	$295,045	$29	$(14,113)	$280,961

There was no allowance for credit losses for debt securities as of  June 30, 2024; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $653 thousand and $1.25 million as of  June 30, 2024, and  December 31, 2023, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2024
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$15,364	$15,321
Due after one year but within five years	39,954	38,122
Due after five years but within ten years	-	-
	55,318	53,443
Agency mortgage-backed securities	90,304	76,243
Total debt securities available-for-sale	$145,622	$129,686

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$10,771	$(13)	$-	$-	$10,771	$(13)
Municipal securities	6,204	(39)	7,401	(224)	13,605	(263)
Corporate notes	-	-	26,982	(1,601)	26,982	(1,601)
Agency mortgage-backed securities	4,332	(83)	71,910	(13,978)	76,242	(14,061)
Total	$21,307	$(135)	$106,293	$(15,803)	$127,600	$(15,938)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,749	$(1)	$—	$—	$5,749	$(1)
U.S. Treasury securities	11,417	(14)	129,108	(829)	140,525	(843)
Municipal securities	4,742	(20)	5,484	(142)	10,226	(162)
Corporate notes	—	—	27,081	(1,485)	27,081	(1,485)
Agency mortgage-backed securities	3,421	(10)	78,319	(11,612)	81,740	(11,622)
Total	$25,329	$(45)	$239,992	$(14,068)	$265,321	$(14,113)

There were 120 individual debt securities in an unrealized loss position as of June 30, 2024, and the combined depreciation in value represented 12.29% of the debt securities portfolio. There were 112 individual debt securities in an unrealized loss position as of December 31, 2023, and their combined depreciation in value represented 5.02% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of June 30, 2024, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no available-for-sale securities sold during the second quarter or for the first six months of  2024. Approximately $21.97 million in securities available for sale were sold in the second quarter of 2023, and approximately $38.98 million for the first six months of 2023.  Approximately $20.93 million of the sales in 2023 were attributable to the sale of the entire portfolio of Surrey comprised primarily of U. S. Treasury Notes.  The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Amounts in thousands)
Gross realized gains	$-	$-	$-	$7
Gross realized losses	-	(28)	-	(28)
Net gain (loss) on sale of securities	$-	$(28)	$-	$(21)

The carrying amount of securities pledged for various purposes totaled $22.71 million as of June 30, 2024, and $145.09 million as of December 31, 2023.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $1.59 million as of June 30, 2024, and $1.50 million as of December 31, 2023. Deferred loan fees, net of loan costs, totaled $7.02 million as of June 30, 2024, and $7.71 million as of December 31, 2023.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $7.02 million and $7.71 million and unamortized discount related to loans acquired of $13.85 million and $15.29 million for June 30, 2024, and December 31, 2023, respectively.  Accrued interest receivable of $9.33 million as of  June 30, 2024, and $9.64 million as of  December 31, 2023, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	June 30, 2024		December 31, 2023
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$81,693	3.30%	$105,945	4.12%
Commercial and industrial	205,858	8.32%	211,850	8.24%
Multi-family residential	196,311	7.94%	188,382	7.32%
Single family non-owner occupied	209,442	8.47%	224,895	8.74%
Non-farm, non-residential	870,513	35.20%	894,550	34.78%
Agricultural	19,513	0.79%	21,669	0.84%
Farmland	13,606	0.55%	14,202	0.55%
Total commercial loans	1,596,936	64.57%	1,661,493	64.59%
Consumer real estate loans
Home equity lines	88,608	3.58%	87,626	3.41%
Single family owner occupied	676,904	27.37%	696,140	27.06%
Owner occupied construction	4,731	0.19%	8,445	0.33%
Total consumer real estate loans	770,243	31.14%	792,211	30.80%
Consumer and other loans
Consumer loans	104,503	4.23%	117,091	4.55%
Other	1,586	0.06%	1,503	0.06%
Total consumer and other loans	106,089	4.29%	118,594	4.61%
Total loans held for investment, net of unearned income	$2,473,268	100.00%	$2,572,298	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	June 30, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$78,978	$2,338	$377	$-	$-	$81,693
Commercial and industrial	199,944	1,985	3,929	-	-	205,858
Multi-family residential	192,695	3,449	167	-	-	196,311
Single family non-owner occupied	200,774	1,845	6,823	-	-	209,442
Non-farm, non-residential	846,552	13,410	10,551	-	-	870,513
Agricultural	13,677	3,730	2,106	-	-	19,513
Farmland	11,918	462	1,226	-	-	13,606
Consumer real estate loans
Home equity lines	85,190	538	2,880	-	-	88,608
Single family owner occupied	650,853	2,173	23,878	-	-	676,904
Owner occupied construction	4,731	-	-	-	-	4,731
Consumer and other loans
Consumer loans	102,602	-	1,901	-	-	104,503
Other	1,586	-	-	-	-	1,586
Total loans	$2,389,500	$29,930	$53,838	$-	$-	$2,473,268

	December 31, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$103,573	$1,955	$417	$-	$-	$105,945
Commercial and industrial	207,034	2,097	2,719	-	-	211,850
Multi-family residential	184,565	3,522	295	-	-	188,382
Single family non-owner occupied	215,375	2,016	7,504	-	-	224,895
Non-farm, non-residential	866,711	15,240	12,599	-	-	894,550
Agricultural	15,944	3,878	1,847	-	-	21,669
Farmland	12,480	484	1,238	-	-	14,202
Consumer real estate loans
Home equity lines	83,769	546	3,311	-	-	87,626
Single family owner occupied	669,878	2,360	23,902	-	-	696,140
Owner occupied construction	8,445	-	-	-	-	8,445
Consumer and other loans
Consumer loans	114,725	4	2,362	-	-	117,091
Other	1,503	-	-	-	-	1,503
Total loans	$2,484,002	$32,102	$56,194	$-	$-	$2,572,298

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development and other land
Pass	$4,065	$7,841	$34,122	$23,400	$3,935	$4,323	$1,292	$78,978
Special mention	-	2,172	-	-	94	72	-	2,338
Substandard	-	-	-	-	12	365	-	377
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$4,065	$10,013	$34,122	$23,400	$4,041	$4,760	$1,292	$81,693
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$22,306	$41,763	$57,075	$15,065	$9,182	$13,757	$40,796	$199,944
Special mention	2	-	42	106	-	1,735	100	1,985
Substandard	9	347	913	458	432	1,770	-	3,929
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$22,317	$42,110	$58,030	$15,629	$9,614	$17,262	$40,896	$205,858
Current period gross write-offs	$-	$91	$209	$24	$28	$1	$-	$353
Multi-family residential
Pass	$412	$10,519	$73,598	$36,077	$29,445	$38,339	$4,305	$192,695
Special mention	-	-	-	-	-	3,449	-	3,449
Substandard	-	-	109	-	-	58	-	167
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$412	$10,519	$73,707	$36,077	$29,445	$41,846	$4,305	$196,311
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$17,209	$79,652	$230,521	$147,398	$111,006	$252,409	$8,357	$846,552
Special mention	157	61	574	1,803	-	10,815	-	13,410
Substandard	-	958	293	1,924	982	6,270	124	10,551
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$17,366	$80,671	$231,388	$151,125	$111,988	$269,494	$8,481	$870,513
Current period gross write-offs	$-	$-	$-	$-	$-	$9	$-	$9
Agricultural
Pass	$802	$4,115	$3,399	$1,885	$404	$2,270	$802	$13,677
Special mention	-	-	266	173	6	3,285	-	3,730
Substandard	-	421	188	75	92	1,330	-	2,106
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$802	$4,536	$3,853	$2,133	$502	$6,885	$802	$19,513
Current period gross write-offs	$-	$115	$60	$19	$-	$-	$-	$194
Farmland
Pass	$701	$1,355	$1,114	$1,477	$704	$5,386	$1,181	$11,918
Special mention	-	-	-	101	-	361	-	462
Substandard	-	-	-	-	162	1,064	-	1,226
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$701	$1,355	$1,114	$1,578	$866	$6,811	$1,181	$13,606
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$98	$-	$869	$83	$501	$3,619	$80,020	$85,190
Special mention	-	-	-	-	-	90	448	538
Substandard	-	-	67	-	24	1,898	891	2,880
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$98	$-	$936	$83	$525	$5,607	$81,359	$88,608
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$15	$15
Single family Mortgage
Pass	$8,995	$49,774	$161,609	$213,514	$181,069	$236,217	$449	$851,627
Special mention	-	-	-	457	-	3,561	-	4,018
Substandard	-	233	1,055	1,169	1,317	26,927	-	30,701
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$8,995	$50,007	$162,664	$215,140	$182,386	$266,705	$449	$886,346
Current period gross write-offs	$-	$-	$-	$94	$-	$20	$-	$114
Owner occupied construction
Pass	$885	$2,385	$906	$226	$-	$329	$-	$4,731
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$885	$2,385	$906	$226	$-	$329	$-	$4,731
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$14,046	$26,526	$33,049	$15,016	$5,093	$2,416	$8,042	$104,188
Special mention	-	-	-	-	-	-	-	-
Substandard	28	385	634	387	118	299	50	1,901
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$14,074	$26,911	$33,683	$15,403	$5,211	$2,715	$8,092	$106,089
Current period gross write-offs	$555	$663	$1,286	$503	$113	$73	$169	$3,362

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total loans
Pass	$69,519	$223,930	$596,262	$454,141	$341,339	$559,065	$145,244	$2,389,500
Special mention	159	2,233	882	2,640	100	23,368	548	29,930
Substandard	37	2,344	3,259	4,013	3,139	39,981	1,065	53,838
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$69,715	$228,507	$600,403	$460,794	$344,578	$622,414	$146,857	$2,473,268
Current period gross write-offs	$555	$869	$1,555	$640	$141	$103	$184	$4,047

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development
and other land
Pass	$12,379	$54,752	$23,328	$4,121	$2,700	$3,874	$2,419	$103,573
Special Mention	1,737	-	-	139	-	79	-	1,955
Substandard	-	-	-	-	175	242	-	417
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$14,116	$54,752	$23,328	$4,260	$2,875	$4,195	$2,419	$105,945
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$53,619	$64,380	$19,477	$11,538	$5,717	$11,775	$40,528	$207,034
Special Mention	-	229	11	-	349	1,408	100	2,097
Substandard	51	744	276	86	926	636	-	2,719
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$53,670	$65,353	$19,764	$11,624	$6,992	$13,819	$40,628	$211,850
Current period gross write-offs	$66	$168	$201	$51	$32	$66	$-	$584
Multi-family residential
Pass	$6,753	$67,484	$36,621	$30,021	$3,280	$36,982	$3,424	$184,565
Special Mention	-	-	-	-	-	3,522	-	3,522
Substandard	-	-	-	-	-	295	-	295
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$6,753	$67,484	$36,621	$30,021	$3,280	$40,799	$3,424	$188,382
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$83,420	$234,607	$151,433	$114,974	$53,466	$217,034	$11,777	$866,711
Special Mention	65	583	2,590	819	-	11,132	51	15,240
Substandard	1,175	238	1,968	690	3,175	5,143	210	12,599
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$84,660	$235,428	$155,991	$116,483	$56,641	$233,309	$12,038	$894,550
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$5,004	$4,215	$2,352	$625	$674	$2,094	$980	$15,944
Special Mention	28	276	184	8	90	3,292	-	3,878
Substandard	157	166	50	28	1,188	258	-	1,847
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$5,189	$4,657	$2,586	$661	$1,952	$5,644	$980	$21,669
Current period gross write-offs	$-	$59	$-	$9	$14	$8	$-	$90
Farmland
Pass	$1,380	$1,237	$1,557	$912	$745	$5,766	$883	$12,480
Special Mention	-	-	103	-	-	381	-	484
Substandard	-	-	-	-	-	1,238	-	1,238
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$1,380	$1,237	$1,660	$912	$745	$7,385	$883	$14,202
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$9	$962	$86	$73	$68	$3,800	$78,771	$83,769
Special Mention	-	-	-	-	-	45	501	546
Substandard	-	12	-	27	102	1,853	1,317	3,311
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$9	$974	$86	$100	$170	$5,698	$80,589	$87,626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$227	$227
Single family Mortgage
Pass	$50,826	$164,974	$221,352	$191,156	$44,974	$211,540	$431	$885,253
Special Mention	-	-	465	98	108	3,705	-	4,376
Substandard	236	555	1,464	1,381	1,515	26,255	-	31,406
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$51,062	$165,529	$223,281	$192,635	$46,597	$241,500	$431	$921,035
Current period gross write-offs	$-	$-	$47	$-	$-	$194	$-	$241
Owner occupied construction
Pass	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$31,243	$43,675	$20,672	$7,710	$3,214	$1,026	$8,688	$116,228
Special Mention	-	-	3	-	-	-	1	4
Substandard	338	820	590	198	157	212	47	2,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$31,581	$44,495	$21,265	$7,908	$3,371	$1,238	$8,736	$118,594
Current period gross write-offs	$1,238	$3,594	$1,852	$518	$196	$77	$185	$7,660

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total loans
Pass	$248,253	$640,518	$477,118	$361,130	$114,859	$494,223	$147,901	$2,484,002
Special mention	1,830	1,088	3,356	1,064	547	23,564	653	32,102
Substandard	1,957	2,535	4,348	2,410	7,238	36,132	1,574	56,194
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$252,040	$644,141	$484,822	$364,604	$122,644	$553,919	$150,128	$2,572,298
Current period gross write-offs	$1,304	$3,829	$2,100	$578	$255	$347	$412	$8,825

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2024			December 31, 2023
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$159	$-	$159	$172	$—	$172
Commercial and industrial	1,698	-	1,698	1,438	—	1,438
Multi-family residential	167	-	167	183	—	183
Single family non-owner occupied	791	-	791	832	—	832
Non-farm, non-residential	1,843	957	2,800	1,271	1,173	2,444
Agricultural	1,650	-	1,650	1,558	—	1,558
Farmland	278	-	278	123	—	123
Consumer real estate loans
Home equity lines	1,118	-	1,118	1,335	—	1,335
Single family owner occupied	9,626	-	9,626	9,365	—	9,365
Owner occupied construction	-	-	-	—	—	—
Consumer and other loans
Consumer loans	1,528	-	1,528	1,906	—	1,906
Total nonaccrual loans	$18,858	$957	$19,815	$18,183	$1,173	$19,356

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the second quarter or for the first six months of 2024 or 2023.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	June 30, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$6	$6	$23	$35	$81,658	$81,693	$-
Commercial and industrial	787	130	421	1,338	204,520	205,858	-
Multi-family residential	-	58	-	58	196,253	196,311	-
Single family non-owner occupied	518	29	259	806	208,636	209,442	-
Non-farm, non-residential	659	305	725	1,689	868,824	870,513	-
Agricultural	98	203	130	431	19,082	19,513	-
Farmland	-	2	162	164	13,442	13,606	-
Consumer real estate loans
Home equity lines	600	481	553	1,634	86,974	88,608	-
Single family owner occupied	4,623	2,045	4,480	11,148	665,756	676,904	-
Owner occupied construction	-	-	-	-	4,731	4,731	-
Consumer and other loans
Consumer loans	3,890	826	643	5,359	99,144	104,503	-
Other	-	-	-	-	1,586	1,586	-
Total loans	$11,181	$4,085	$7,396	$22,662	$2,450,606	$2,473,268	$-

	December 31, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$38	$6	$23	$67	$105,878	$105,945	$—
Commercial and industrial	1,232	766	390	2,388	209,462	211,850	—
Multi-family residential	115	68	—	183	188,199	188,382	—
Single family non-owner occupied	777	455	232	1,464	223,431	224,895	—
Non-farm, non-residential	617	229	382	1,228	893,322	894,550	—
Agricultural	22	56	217	295	21,374	21,669	—
Farmland	15	—	—	15	14,187	14,202	—
Consumer real estate loans
Home equity lines	639	343	534	1,516	86,110	87,626	—
Single family owner occupied	6,108	2,831	3,519	12,458	683,682	696,140	—
Owner occupied construction	—	—	—	—	8,445	8,445	—
Consumer and other loans
Consumer loans	4,390	1,440	1,087	6,917	110,174	117,091	—
Other	—	—	—	—	1,503	1,503	—
Total loans	$13,953	$6,194	$6,384	$26,531	$2,545,767	$2,572,298	$—

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

	June 30, 2024			December 31, 2023
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Other	$957	$825	86.25%	$1,173	$825	70.33%
Total collateral dependent loans	$957	$825	86.25%	$1,173	$825	70.33%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	June 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$653	0.08%	Deferred 6 months of interest to loan maturity.
Single family owner occupied	533	0.08%	Deferred $66 thousand in principal to loan maturity.
Single family non owner occupied	35	0.02%	Deferred 6 months of interest to loan maturity.
Commercial & industrial	149	0.07%	Deferred $8 thousand in principal to loan maturity.
Total	$1,370

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	June 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$165	0.08%	Delayed repayment of principal & interest for two years.
Consumer	4	0.00%	Extended term from 60 to 84 months.
Total	$169

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	June 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$1	0.00%	Reduced amortized cost basis by $13 thousand.
Total	$1

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	June 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$741	0.11%	Reduced interest income and extended time to recover principal.
Consumer	9	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$750

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$662	0.07%	Deferred 6 months of interest to loan maturity.
Single family owner occupied	548	0.08%	Deferred $66 thousand in principal to loan maturity.
Single family non owner occupied	89	0.04%	Deferred 6 months of interest to loan maturity.
Commercial & industrial	171	0.08%	Deferred $8 thousand in principal to loan maturity.
Total	$1,470

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$6	0.01%	Extended term from 60 to 84 months.
Total	$6

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$5	0.00%	Reduced amortized cost basis by $13 thousand.
Total	$5

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$565	0.08%	Reduced interest income and extended time to recover principal.
Total	$565

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  June 30, 2024, or  December 31, 2023.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	June 30, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non farm, non residential property	$653	$-	$-
Single family owner occupied	1,249	26	-
Single family non owner occupied	35	-	-
Commercial & Industrial	314	-	-
Consumer	13	-	-
Total	$2,264	$26	$-

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non farm, non residential	$662	$-	$-
Single family owner occupied	864	254	-
Single family non owner occupied	89	-	-
Commercial & industrial	171	-	-
Consumer	6	-	-
Total	$1,792	$254	$-

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2024	December 31, 2023
(Amounts in thousands)
OREO	$100	$192

OREO secured by residential real estate	$100	$192
Residential real estate loans in the foreclosure process(1)	$3,137	$1,895

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended June 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$21,052	$9,701	$4,708	$35,461
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	21,649	9,822	4,736	36,207
Provision for credit losses:
Provision (recovery) for credit losses - loans	(634)	193	890	449
Provision for credit losses - loan commitments	(308)	(3)	6	(305)
Total (recovery) provision for credit losses - loans and loan commitments	(942)	190	896	144
Charge-offs	(194)	(63)	(1,342)	(1,599)
Recoveries	128	48	398	574
Net charge-offs	(66)	(15)	(944)	(1,025)
Allowance for credit losses - loans	20,352	9,879	4,654	34,885
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,641	$9,997	$4,688	$35,326

	Three Months Ended June 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$17,269	$8,995	$4,525	$30,789
Allowance for credit losses - loan commitments	786	150	28	964
Total allowance for credit losses beginning of year	18,055	9,145	4,553	31,753
Purchased credit deteriorated-Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for credit losses - loans	2,349	380	1,376	4,105
(Recovery) provision for credit losses - loan commitments	-	-	-	-
Total (recovery) provision for credit losses - loans and loan commitments	2,349	380	1,376	4,105
Charge-offs	(133)	(225)	(1,635)	(1,993)
Recoveries	578	277	410	1,265
Net recoveries (charge-offs)	445	52	(1,225)	(728)
Allowance for credit losses - loans	21,515	9,956	4,706	36,177
Allowance for credit losses - loan commitments	786	150	28	964
Ending balance	$22,301	$10,106	$4,734	$37,141

	Six Months Ended June 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Purchased credit deteriorated -Surrey acquisition	-	-	-	-
Provision for credit losses:
Provision (recovery) for credit losses - loans	(1,186)	58	2,588	1,460
Recovery of credit losses - loan commitments	(308)	(3)	6	(305)
Total (recovery) provision for credit losses - loans and loan commitments	(1,494)	55	2,594	1,155
Charge-offs	(556)	(129)	(3,362)	(4,047)
Recoveries	244	257	782	1,283
Net (charge-offs) recoveries	(312)	128	(2,580)	(2,764)
Allowance for credit losses - loans	20,352	9,879	4,654	34,885
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,641	$9,997	$4,688	$35,326

	Six Months Ended June 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Purchased credit deteriorated-Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for credit losses - loans	2,386	483	3,210	6,079
(Recovery) provision for credit losses - loan commitments	(232)	(6)	6	(232)
Total (recovery) provision for credit losses - loans and loan commitments	2,154	477	3,216	5,847
Charge-offs	(306)	(323)	(3,934)	(4,563)
Recoveries	770	336	988	2,094
Net recoveries (charge-offs)	464	13	(2,946)	(2,469)
Allowance for credit losses - loans	21,515	9,956	4,706	36,177
Allowance for credit losses - loan commitments	786	150	28	964
Ending balance	$22,301	$10,106	$4,734	$37,141

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2024	December 31, 2023
(Amounts in thousands)
Noninterest-bearing demand deposits	$889,462	$931,920
Interest-bearing deposits:
Interest-bearing demand deposits	658,991	693,979
Money market accounts	344,924	307,487
Savings deposits	538,339	535,566
Certificates of deposit	163,458	166,417
Individual retirement accounts	82,098	86,956
Total interest-bearing deposits	1,787,810	1,790,405
Total deposits	$2,677,272	$2,722,325

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$894	0.05%	$1,119	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of June 30, 2024, or  December 31, 2023.

Unused borrowing capacity with the FHLB totaled $391.26 million, net of FHLB letters of credit of $120.23 million, as of June 30, 2024. As of June 30, 2024, the Company maintains $511.49 million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2024, and December 31, 2023.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2024			December 31, 2023
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,337	$161	$-	$3,557	$136	$-
Total derivatives	$3,337	$161	$-	$3,557	$136	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2024	2023	2024	2023	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(26)	$(26)	$(53)	$(46)	Interest and fees on loans
Total derivative (income) expense	$(26)	$(26)	$(53)	$(46)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023	Income Statement Location
(Amounts in thousands)
Interest cost	$103	$95	$207	$177	Other expense
Amortization of prior service cost	-	-	-	-	Other expense
Amortization of losses	9	31	18	63	Other expense
Net periodic cost	$112	$126	$225	$240

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
(Amounts in thousands, except share and per share data)
Net income	$12,686	$9,814	$25,531	$21,596
Adjust net income for fair value of restricted stock units (tax effected)	438	335	679	355
Net income for fully dilutive earnings per common share	$13,124	$10,149	$26,210	$21,951

Weighted average common shares outstanding, basic	18,343,958	18,407,078	18,410,043	17,323,706
Dilutive effect of potential common shares
Stock options	19,872	9,656	19,904	12,938
Unvested stock awards	-	-	-	6,825
Restricted stock units	46,046	14,864	45,163	20,009
Total dilutive effect of potential common shares	65,918	24,520	65,067	39,772
Weighted average common shares outstanding, diluted	18,409,876	18,431,598	18,475,110	17,363,478

Basic earnings per common share	$0.69	$0.53	$1.39	$1.25
Diluted earnings per common share	0.71	0.55	1.42	1.26

Antidilutive potential common shares
Stock options	-	143,676	-	143,676
Stock units	21,571	4,038	10,786	2,030
Total potential antidilutive shares	21,571	147,714	10,786	145,706

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2024
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(12,074)	$175	$(11,899)
Other comprehensive loss before reclassifications	(515)	(7)	(522)
Reclassified from AOCI	-	7	7
Other comprehensive loss, net	(515)	-	(515)
Ending balance	$(12,589)	$175	$(12,414)

	Three Months Ended June 30, 2023
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(13,127)	$(98)	$(13,225)
Other comprehensive income before reclassifications	(1,258)	(24)	(1,282)
Reclassified from AOCI	22	24	46
Other comprehensive income, net	(1,236)	-	(1,236)
Ending balance	$(14,363)	$(98)	$(14,461)

	Six Months Ended June 30, 2024
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,126)	$175	$(10,951)
Other comprehensive loss before reclassifications	(1,463)	(15)	(1,478)
Reclassified from AOCI	-	15	15
Other comprehensive loss, net	(1,463)	-	(1,463)
Ending balance	$(12,589)	$175	$(12,414)

	Six Months Ended June 30, 2023
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	1,240	(50)	1,190
Reclassified from AOCI	18	50	68
Other comprehensive income, net	1,258	-	1,258
Ending balance	$(14,363)	$(98)	$(14,461)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2024	2023	2024	2023	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$28	$-	$21	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	28	-	21	Income before income taxes
Income tax expense	-	6	-	4	Income tax expense
Reclassified out of AOCI, net of tax	-	22	-	17	Net income
Employee benefit plans
Amortization of prior service cost	-	-	-	-	Salaries and employee benefits
Amortization of net actuarial benefit cost	9	31	18	63	Salaries and employee benefits
Reclassified out of AOCI, before tax	9	31	18	63	Income before income taxes
Income tax expense	2	7	3	12	Income tax expense
Reclassified out of AOCI, net of tax	7	24	15	51	Net income
Total reclassified out of AOCI, net of tax	$7	$46	$15	$68	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,771	$-	$10,771	$-
Municipal securities	15,690	-	15,690	-
Corporate Notes	26,982		26,982
Agency mortgage-backed securities	76,243	-	76,243	-
Total available-for-sale debt securities	129,686	-	129,686	-
Equity securities	55	-	55	-
Fair value loans	3,176	-	-	3,176
Derivative assets	161	-	161	-
Deferred compensation assets	7,912	7,912	-	-
Deferred compensation liabilities	9,452	9,452	-	-

	December 31, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,749	$-	$5,749	$-
U.S. Treasury securities	145,826	-	145,826	-
Municipal securities	19,377	-	19,377	-
Corporate notes	27,081	-	27,081	-
Agency mortgage-backed securities	82,928	-	82,928	-
Total available-for-sale debt securities	280,961	-	280,961	-
Equity securities	55	-	55	-
Fair value loans	3,421	-	-	3,421
Derivative assets	136	-	136	-
Deferred compensation assets	6,729	6,729	-	-
Deferred compensation liabilities	8,282	8,282	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	100	-	-	100

	December 31, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	192	-	-	192

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	June 30, 2024

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	16% (16%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (75%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	42% (42%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (60%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$329,877	$329,877	$329,877	$-	$-
Debt securities available-for-sale	129,686	129,686	-	129,686	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,438,383	2,207,323	-	-	2,207,323
Derivative financial assets	161	161	-	161	-
Interest receivable	9,984	9,984	-	653	9,331
Deferred compensation assets	7,912	7,912	7,912	-	-

Liabilities
Time deposits	245,556	243,566	-	243,566	-
Securities sold under agreements to repurchase	894	894	-	894	-
Interest payable	812	812	-	812	-
Deferred compensation liabilities	9,452	9,452	9,452	-	-

	December 31, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$116,420	$116,420	$116,420	$-	$-
Debt securities available-for-sale	280,961	280,961	-	280,961	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,536,109	2,350,071	-	-	2,350,071
Interest receivable	10,881	10,881	-	1,246	9,635
Deferred compensation assets	6,729	6,729	6,729	-	-
Derivative assets	136	136	-	136	-

Liabilities
Time deposits	253,373	247,141	-	247,141	-
Securities sold under agreements to repurchase	1,119	1,119	-	1,119	-
Interest payable	556	556	-	556	-
Deferred compensation liabilities	8,282	8,282	8,282	-	-

Note 14. Litigation, Commitments, and Contingencies

Litigation

On May 6, 2024, the Bank agreed to settle a putative class action lawsuit pending in the United States District Court for the Southern District of West Virginia, filed on June 24, 2022. The civil action alleges the Bank breached its deposit account agreements and was unjustly enriched by collecting overdraft fees with respect to certain debit card transactions and by assessing more than one nonsufficient funds fee on items presented multiple times for payment.  The Bank denies each and every substantive allegation asserted in the civil action.  Under the settlement, which is subject to documentation and preliminary and final court approval, the Bank agrees to establish a $4.80 million settlement fund and forgive up to $500,000 in assessed but unpaid fees. Attorneys’ fees, settlement administration expenses, and settlement payments to eligible class members will be paid from the settlement fund. Under the settlement, the Bank admitted no wrongdoing and will receive a complete release of all claims asserted in the civil action. The Bank agreed to the settlement in order to resolve the litigation and avoid further expense. The Company previously accrued $3.00 million as an estimated liability relating to this civil action.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2024	December 31, 2023
(Amounts in thousands)
Commitments to extend credit	$258,461	$277,462
Standby letters of credit and financial guarantees(1)	122,502	129,220
Total off-balance sheet risk	$380,963	$406,682

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2024, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of June 30, 2024, full-time equivalent employees, calculated using the number of hours worked, totaled 591. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2024, the Trust Division and FCWM managed and administered $1.58 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2024, and financial condition as of June 30, 2024, include the following:

●

Net income of $12.69 million for the second quarter of 2024, was an increase of $2.87 million, or 29.26%, from the same quarter of 2023.  Net income of $25.53 million for the first six months of 2024, was an increase of $3.94 million, or 18.22%, from the same period of 2023.

●	The provision for credit losses decreased $3.96 million, or 96.49%, from the same quarter of 2023. The second quarter of 2023 included $1.61 million of Day 2 provision associated with the Surrey Bancorp acquisition. The majority of the difference is due to a much smaller required credit loss provision as the loan portfolio has experienced a decline of $147.81 million from the same period of 2023. In addition, there was a recovery of provision for the allowance for unfunded commitments of $305 thousand for the current quarter; there was no provision for the same period of 2023.
●	Net interest income decreased $950 thousand compared to the same quarter in 2023, primarily due to increases in rates paid on interest-bearing deposits.
●	Net interest margin of 4.51% was an increase of 3 basis points over the same quarter of 2023. The yield on earning assets increased 45 basis points from the same period of 2023 and is attributable to an increase in interest income resulting from an increase in yield and an increase in average balance. There was an increase in yield for both loans and securities available for sale. The average balance for interest-bearing deposits with banks increased $147.11 million over the same period of 2023. The yield on interest-bearing liabilities increased 67 basis points when compared with the same period of 2023 and is primarily attributable to increased rates on interest-bearing deposit liabilities.
●	Noninterest income increased approximately $557 thousand, or 6.34%, when compared to the same quarter of 2023. Noninterest expense increased $226 thousand, or 0.92%. Noninterest expense for the quarter ending June 30, 2024, included a non-recurring charge of $1.80 million to settle a putative class action lawsuit. Noninterest expense for the same period of 2023 included non-recurring expense of $2.01 million in merger charges related to the Surrey Bancorp acquisition.
●	Annualized return on average assets was 1.58% for the second quarter and 1.59% for the first six months of 2024 compared to 1.18% and 1.36% for the same periods, respectively of 2023. Annualized return on average common equity was 10.02% for the second quarter and 10.10% for the first six months of 2024 compared to 8.04% and 9.48% for the same periods, respectively of 2023.
●	Consolidated assets totaled $3.23 billion at June 30, 2024.
●	Securities available-for-sale decreased $151.28 million, or 53.84%, from December 31, 2023. The decrease is primarily attributable to the maturity of $141.50 million in U.S. Treasury Notes during the first six months of 2024. Loans decreased $99.03 million, or 3.85%. Deposits decreased $45.05 million, or 1.65%. The net effect of these balance sheet changes resulted in an increase in cash and cash equivalents of $213.46 million, or 183.35%.
●	The Company repurchased 155,044 common shares during the second quarter of 2024 at a total cost of $5.28 million. The Company repurchased 244,440 common shares during the first six months of 2024 at a total cost of $8.25 million.
●	Non-performing loans to total loans increased slightly to 0.80% when compared with the same quarter of 2023. The Company experienced net charge-offs for the second quarter of 2024 of $1.03 million, or 0.16% of annualized average loans, compared to net charge-offs of $728 thousand, or 0.11%, of annualized average loans for the same period of 2023.
●	The allowance for credit losses to total loans was 1.41% at June 30, 2024 compared to 1.41% at December 31, 2023, and 1.38% for June 30, 2023.
●	Book value per share at June 30, 2024, was $27.85, an increase of $0.65 from year-end 2023.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

Net income	$12,686	$9,814	$2,872	29.26%	$25,531	$21,596	$3,935	18.22%

Basic earnings per common share	0.69	0.53	0.16	30.19%	1.39	1.25	0.14	11.20%
Diluted earnings per common share	0.71	0.55	0.16	29.09%	1.42	1.26	0.16	12.70%

Return on average assets	1.58%	1.18%	0.40%	33.90%	1.59%	1.36%	0.23%	16.91%
Return on average common equity	10.02%	8.04%	1.98%	24.63%	10.10%	9.48%	0.62%	6.54%

Three-Month Comparison.

Net income increased $2.87 million in the second quarter of 2024 compared to the same period in 2023.  The increase is primarily attributable to a decrease in provision for credit losses of $3.96 million.  This increase was offset by a decrease in net interest income of $950 thousand compared to the same period in 2023.

Six-Month Comparison.

Net income increased $3.94 million in the first six months of 2024 compared to the same period in 2023.  The increase is primarily attributable to a decrease in provision for credit losses of $4.69 million. In addition, net interest income increased $1.27 million and noninterest income increased $1.23 million.   These increases were offset by an increase in noninterest expense of $2.80 million compared to the same period in 2023.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,499,212	$32,777	5.27%	$2,570,477	$31,997	4.99%
Securities available-for-sale	144,755	1,242	3.45%	318,263	2,099	2.65%
Interest-bearing deposits	210,432	2,883	5.51%	63,322	885	5.61%
Total earning assets	2,854,399	36,902	5.20%	2,952,062	34,981	4.75%
Other assets	373,029			382,162
Total assets	$3,227,428			$3,334,224

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$664,707	$174	0.10%	$712,943	$34	0.02%
Savings deposits	874,420	3,582	1.65%	861,315	1,306	0.61%
Time deposits	246,291	1,121	1.83%	282,229	590	0.84%
Total interest-bearing deposits	1,785,418	4,877	1.10%	1,856,487	1,930	0.42%
Borrowings
Retail repurchase agreements	1,002	-	0.04%	1,693	1	0.06%
Federal funds purchased	-	-	-	5,927	76	5.14%
Total borrowings	1,002	-	0.04%	7,620	77	3.94%
Total interest-bearing liabilities	1,786,420	4,877	1.10%	1,864,107	2,007	0.43%
Noninterest-bearing demand deposits	884,681			939,902
Other liabilities	47,123			40,705
Total liabilities	2,718,224			2,844,714
Stockholders' equity	509,204			489,510
Total liabilities and stockholders' equity	$3,227,428			$3,334,224
Net interest income, FTE(1)		$32,025			$32,974
Net interest rate spread			4.10%			4.32%
Net interest margin, FTE(1)			4.51%			4.48%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $661 thousand and $884 thousand for the three months ended June 30, 2024 and 2023, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,524,159	$66,278	5.28%	$2,482,606	$59,695	4.85%
Securities available-for-sale	191,882	2,974	3.12%	317,503	4,239	2.69%
Interest-bearing deposits	138,458	3,798	5.52%	52,219	1,350	5.21%
Total earning assets	2,854,499	73,050	5.15%	2,852,328	65,284	4.62%
Other assets	373,322			352,643
Total assets	$3,227,821			$3,204,971

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$665,291	$336	0.10%	$689,823	$60	0.02%
Savings deposits	870,252	6,995	1.62%	844,459	1,790	0.43%
Time deposits	248,133	1,911	1.55%	276,752	798	0.58%
Total interest-bearing deposits	1,783,676	9,242	1.04%	1,811,034	2,648	0.29%
Borrowings
Retail repurchase agreements	1,065	-	0.05%	1,889	1	0.06%
Federal funds purchased	1,264	35	5.52%	5,326	135	5.11%
Total borrowings	2,329	35	3.02%	7,215	136	3.80%
Total interest-bearing liabilities	1,786,005	9,277	1.04%	1,818,249	2,784	0.31%
Noninterest-bearing demand deposits	885,813			889,253
Other liabilities	47,710			38,204
Total liabilities	2,719,528			2,745,706
Stockholders' equity	508,293			459,265
Total liabilities and stockholders' equity	$3,227,821			$3,204,971
Net interest income, FTE(1)		$63,773			$62,500
Net interest rate spread			4.11%			4.31%
Net interest margin, FTE(1)			4.49%			4.42%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.44 million and $1.08 million for the six months ended June 30, 2024 and 2023, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2024 Compared to 2023				June 30, 2024 Compared to 2023
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$(1,764)	$3,594	$(1,050)	$780	$1,002	$5,311	$270	$6,583
Securities available-for-sale	(2,276)	1,271	148	(857)	(1,682)	668	(251)	(1,265)
Interest-bearing deposits with other banks	4,089	(30)	(2,061)	1,998	2,236	78	134	2,448
Total interest earning assets	49	4,835	(2,963)	1,921	1,556	6,057	153	7,766

Interest paid on
Demand deposits	(5)	305	(160)	140	(2)	287	(9)	276
Savings deposits	40	4,439	(2,203)	2,276	55	4,979	171	5,205
Time deposits	(149)	1,389	(709)	531	(83)	1,328	(132)	1,113
Federal funds purchased	-	-	(76)	(76)	-	-	(100)	(100)
Retail repurchase agreements	-	(1)	-	(1)	-	(1)	-	(1)
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(114)	6,132	(3,148)	2,870	(30)	6,593	(70)	6,493

Change in net interest income (1)	$163	$(1,297)	$185	$(949)	$1,586	$(536)	$223	$1,273

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 77.35% of total net interest and noninterest income in the second quarter of 2024 compared to 78.91% in the same quarter of 2023. Net interest income on a GAAP basis decreased $950 thousand, or 2.89%.  Net interest income on a FTE basis decreased $949 thousand, with a percentage decrease of 2.88%. The net interest margin on a FTE basis increased 3 basis points while the net interest spread on a FTE basis decreased 22 basis points. The increase in net interest margin was primarily driven by an increase in interest income on interest-bearing deposits with banks as well as an increase in interest income on loans.  The increase in earnings on interest-bearing deposits with banks was primarily due to an increase in average balance of $147.11 million while the increase in loan interest is primarily due to an increase in yield of 28 basis points.  The 22 basis point decrease in net interest spread is primarily due to the increase in yield for interest-bearing liabilities of 67 basis points versus the increase in yield for earning assets of 45 basis points.

Average earning assets decreased $97.66 million, or 3.31%, primarily due to an decrease in average securities available for sale of $173.51 million, or 54.52%.  In addition, the average balance for loans decreased $71.27 million, or 2.77%.  These decreases to earning assets were offset by an increase in the average balance for interest-bearing balances with banks of $147.11 million, or 232.32%. The yield on earning assets increased 45 basis points, or 9.47%, primarily due to an increase in benchmark rates as compared to the same period of 2023. The average loan to deposit ratio increased to 93.60% from 91.92% reported in the same quarter of 2023. Non-cash accretion income was $661 thousand for the second quarter compared to $884 thousand reported in the same period of 2023.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $77.69 million, or 4.17%, primarily due to a decrease in deposits. Demand deposits decreased $48.24 million, or 6.77%, while time deposits decreased $35.94 million, or 12.73%.  These decreases were offset by an increase in savings deposits of $13.11 million, or 1.52%.  The yield on interest-bearing liabilities increased 67 basis points and is primarily due to increases in benchmark rates throughout 2023.

Six-Month Comparison. Net interest income comprised 77.36% of total net interest and noninterest income for the six months ending June 30, 2024 compared to 78.19% in the same period of 2023. Net interest income on a GAAP basis increased $1.27 million, or 2.03%.  Net interest income on a FTE basis increased $1.27 million as well, with a percentage increase of 2.04%. The net interest margin on a FTE basis increased 7 basis points while the net interest spread on a FTE basis decreased 20 basis points. The increase in net interest margin was primarily driven by increase in the average balance for loans as well as an increase in the yield on loans.  The average balance for loans increased $41.55 million, while the yield increased 43 basis points resulting in a tax effected increase in interest on loans of $6.58 million compared to 2023.  The 20 basis point decrease in net interest spread is primarily due to the increase in yield for interest-bearing liabilities of 73 basis points versus the increase in yield for earning assets of 53 basis points.

Average earning assets increased $2.17 million, or 0.08%, primarily due to an increase in the average balance for interest-bearing deposits with banks of $86.24 million, or 165.15%, and an increase in the average balance of loans of $41.55 million, or 1.67%.  These increases were offset by a decrease in the average balance for securities available for sale of $125.62 million, or 39.57%  The yield on earning assets increased 53 basis points, or 11.47%, primarily due to an increase in benchmark rates as compared to the same period of 2023.  The average loan to deposit ratio increased to 94.56% from 91.94% reported in the same period of 2023. Non-cash accretion income increased to $1.44 million from $1.08 million reported in the same period of 2023.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $32.24 million, or 1.77%, primarily due to a decrease in deposits. Time deposits decreased $28.62 million, or 10.34%, while interest-bearing demand deposits decreased $24.53 million, or 3.56%.  These decreases were offset by an increase in savings deposits of $25.79 million, or 3.05%.  The yield on interest-bearing liabilities increased 73 basis points and is primarily due to increases in benchmark rates throughout 2023.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $3.96 million in the second quarter of 2024 compared to the same quarter of 2023. Provision for credit losses for loans of $449 thousand was recorded in the second quarter of 2024 compared to the provision of $4.11 million recorded in the same period of 2023.   The provision of $4.11 million recorded in the second quarter of 2023 included $1.61 million of Day 2 provision associated with the Surrey Bancorp acquisition. The remaining decrease in provision is primarily due a much smaller required credit loss provision as the loan portfolio has experienced a decrease in balance of $147.81 million from the same period of 2023.  In addition, there was a recovery of provision recorded for the allowance for unfunded commitments during the second quarter of 2024 of $305 thousand. There was no provision for the allowance for unfunded commitments for the same quarter of 2023.

Six-Month Comparison. The provision charged to operations decreased $4.69 million for the six months ending June 30, 2024 compared to the same period of 2023. Provision for credit losses for loans of $1.46 million was recorded in the first six months of 2024 compared to the provision of $6.08 million recorded in the same period of 2023.   The provision of $6.08 million recorded in the first six months of 2023 included $1.61 million of Day 2 provision associated with the Surrey Bancorp acquisition. The remaining decrease in provision is primarily due a much smaller required credit loss provision as the loan portfolio has experienced a decrease in balance of $147.81 million from the same period of 2023.  In addition, there was a recovery of provision recorded for the allowance for unfunded commitments during the first six months of 2024 of $305 thousand.  There was a recovery of provision for the allowance for unfunded commitments for the same period of 2023 of $232 thousand.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,064	$965	$99	10.26%	$2,163	$1,982	$181	9.13%
Service charges on deposits	3,428	3,471	(43)	-1.24%	6,738	6,630	108	1.63%
Other service charges and fees	3,670	3,460	210	6.07%	7,120	6,542	578	8.84%
Gain on sale of securities	-	(28)	28	-100.00%	-	(21)	21	-100.00%
Other operating income	1,180	917	263	28.68%	2,580	2,235	345	15.44%
Total noninterest income	$9,342	$8,785	$557	6.34%	$18,601	$17,368	$1,233	7.10%

Three-Month Comparison. Noninterest income comprised 22.65% of total net interest and noninterest income in the second quarter of 2024 compared to 21.09% in the same quarter of 2023. Noninterest income increased $557 thousand or 6.34%.  Other service charges and fees increased $210 thousand and was primarily driven by an increase in interchange income.  Other operating income increased $263 thousand and is primarily attributable to a holdback payment of $184 thousand related to a prior divestiture of an insurance agency .

Six-Month Comparison. Noninterest income comprised 22.64% of total net interest and noninterest income for the six months ending June 30, 2024  compared to 21.81% in the same period of 2023. Noninterest income increased $1.23 million or 7.10%.  Other service charges and fees increased 578 thousand and was primarily driven by an increase in interchange income.  Other operating income increased $345 thousand and is primarily attributable to a holdback payment of $184 thousand related to a prior divestiture of an insurance agency.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$12,491	$12,686	$(195)	-1.54%	$25,072	$24,281	$791	3.26%
Occupancy expense	1,309	1,276	33	2.59%	2,687	2,444	243	9.94%
Furniture and equipment expense	1,687	1,508	179	11.87%	3,232	2,909	323	11.10%
Service fees	2,427	2,284	143	6.26%	4,876	4,303	573	13.32%
Advertising and public relations	933	846	87	10.28%	1,729	1,489	240	16.12%
Professional fees	330	281	49	17.44%	702	608	94	15.46%
Amortization of intangibles	530	425	105	24.71%	1,060	659	401	60.85%
FDIC premiums and assessments	364	423	(59)	-13.95%	733	743	(10)	-1.35%
Litigation expense	1,800	-	1,800	-	1,800	-	1,800	-
Merger expense	-	2,014	(2,014)	-100.00%	-	2,393	(2,393)	-100.00%
Other operating expense	3,026	2,928	98	3.35%	6,392	5,655	737	13.03%
Total noninterest expense	$24,897	$24,671	$226	0.92%	$48,283	$45,484	$2,799	6.15%

Three-Month Comparison. Noninterest expense increased $226 thousand, or 0.92%, in the second quarter of 2024 compared to the same quarter of 2023.   Noninterest expense for the second quarter of 2024 included a non-recurring charge of $1.80 million recorded to settle a putative class action lawsuit.  Noninterest expense for the same period of 2023 included non-recurring expense of $2.01 million in merger charges related to the Surrey acquisition.  Other increases are attributable to increases in occupancy/furniture and equipment expense, service fees, and amortization of intangibles, and is primarily attributable to the addition of Surrey branches.

Six-Month Comparison. Noninterest expense increased $2.80 million, or 6.15%, for the six months ending June 30, 2024 compared to the same period of 2023. As noted above, noninterest expense for the second quarter of 2024 included a non-recurring charge of $1.80 million to settle a putative class action lawsuit.  Noninterest expense for the six month period of 2023 included non-recurring expense of $2.39 million in merger charges related to the Surrey acquisition.  Other increases include an increase in salaries and employee benefits, occupancy/furniture and equipment expense, service fees, and amortization of intangibles, and is primarily attributable to the addition of Surrey branches and staff.

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

Three-Month Comparison. Income tax expense increased $470 thousand, or 15.37%.  The effective tax rate decreased to 21.75% in the second quarter of 2024 from 23.75% in the same quarter of 2023.

Six-Month Comparison. Income tax expense increased $458 thousand, or 6.82%.  The effective tax rate decreased to 21.93% for the first  six months of 2024 from 23.72% in the same period of 2023.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
(Amounts in thousands)
Net interest income, GAAP	$31,912	$32,862	$63,541	$62,274
FTE adjustment(1)	113	112	232	226
Net interest income, FTE	32,025	32,974	63,773	62,500

Net interest margin, GAAP	4.49%	4.46%	4.47%	4.39%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.03%
Net interest margin, FTE	4.51%	4.48%	4.49%	4.42%

(1) FTE basis of 21%.

Financial Condition

Total assets as of June 30, 2024, decreased $35.73 million, or 1.09%, from December 31, 2023.  The decrease in assets was primarily driven by decreases in the securities available-for-sale portfolio and loans.  Total liabilities decreased $41.32 million, or 1.49%, and was primarily driven by a decrease in deposits.  Stockholders' equity increased $5.59 million or 1.11%.

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

Available-for-sale debt securities as of June 30, 2024, decreased $151.28 million, or 53.84%, compared to December 31, 2023.  The decrease is primarily due to the maturity of $141.50 million in U. S. Treasury Notes during the first six months of 2024. The market value of debt securities available-for-sale as a percentage of amortized cost was 89.06% as of June 30, 2024, compared to 95.23% as of December 31, 2023.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of June 30, 2024 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	June 30, 2024		December 31, 2023		June 30, 2023
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$81,693	3.30%	$105,945	4.12%	$112,213	4.28%
Commercial and industrial	205,858	8.32%	211,850	8.24%	214,962	8.20%
Multi-family residential	196,311	7.94%	188,382	7.32%	164,017	6.26%
Single family non-owner occupied	209,442	8.47%	224,895	8.74%	228,363	8.71%
Non-farm, non-residential	870,513	35.20%	894,550	34.78%	904,777	34.52%
Agricultural	19,513	0.79%	21,669	0.84%	22,106	0.84%
Farmland	13,606	0.55%	14,202	0.55%	15,822	0.60%
Total commercial loans	1,596,936	64.57%	1,661,493	64.59%	1,662,260	63.41%
Consumer real estate loans
Home equity lines	88,608	3.58%	87,626	3.41%	89,701	3.42%
Single family owner occupied	676,904	27.37%	696,140	27.06%	722,769	27.58%
Owner occupied construction	4,731	0.19%	8,445	0.33%	11,198	0.43%
Total consumer real estate loans	770,243	31.14%	792,211	30.80%	823,668	31.43%
Consumer and other loans
Consumer loans	104,503	4.23%	117,091	4.55%	133,559	5.10%
Other	1,586	0.06%	1,503	0.06%	1,586	0.06%
Total consumer and other loans	106,089	4.29%	118,594	4.61%	135,145	5.16%
Total loans held for investment, net of unearned income	2,473,268	100.00%	2,572,298	100.00%	2,621,073	100.00%
Less: allowance for credit losses	34,885		36,189		36,177
Total loans held for investment, net of unearned income and allowance	$2,438,383		$2,536,109		$2,584,896

Total loans as of June 30, 2024, decreased $99.03 million, or 3.85%, compared to December 31, 2023.  The largest decrease occurred in the commercial loans segment with an overall decrease of $64.56 million, or 3.89%.  Within this segment, the largest decreases occurred in construction and non-farm, non-residential loans with decreases of $24.25 million and $24.04 million, respectively.  The consumer real estate segment decreased $21.97 million, or 2.77%, primarily due to a decrease in single family owner occupied of $19.24 million, or 2.76%.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2024	December 31, 2023	June 30, 2023
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$19,815	$19,356	$18,628
Accruing loans past due 90 days or more	19	104	-
Modified loans past due 90 days or more	-	-	-
Total nonperforming loans	19,834	19,460	18,628
OREO	100	192	339
Total nonperforming assets	$19,934	$19,652	$18,967

Additional Information
Total modified loans	$2,290	$2,046	$642

Asset Quality Ratios:
Nonperforming loans to total loans	0.80%	0.76%	0.71%
Nonperforming assets to total assets	0.62%	0.60%	0.56%
Allowance for credit losses to nonperforming loans	175.88%	185.97%	194.21%
Allowance for credit losses to total loans	1.41%	1.41%	1.38%

Nonperforming assets as of June 30, 2024, increased $282 thousand, or 1.43%, from December 31, 2023.  Nonaccrual loans increased $459 thousand, or 2.37%.  OREO decreased $92 thousand, or 47.92% and accruing loans past due 90 days or more decreased $85 thousand from year-end.  As of June 30, 2024, nonaccrual loans were largely attributed to single family owner occupied (48.58%), non-farm, non-residential (14.13%), and commercial and industrial of (8.57%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $31.03 million as of June 30, 2024, a decrease of $2.90 million, or 8.54%, compared to $33.93 million as of December 31, 2023. Delinquent loans as a percent of total loans totaled 1.23% as of June 30, 2024, which includes past due loans (0.45%) and nonaccrual loans (0.80%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  Total loans modified as of June 30, 2024, were $2.29 million.  As of June 30, 2024, $26 thousand of these loans were 30-89 days past due.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $92 thousand, or 47.92%, as of June 30, 2024, compared to December 31, 2023, and consisted of 3 properties with an average holding period of approximately 24 months. The net loss on the sale of OREO totaled $32 thousand for the six months ended June 30, 2024, compared to a net loss of $41 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2024	2023
(Amounts in thousands)
Beginning balance January 1	$192	$703
Additions	272	79
Disposals	(315)	(411)
Valuation adjustments	(14)	(32)
Other adjustments	(35)	-
Ending balance	$100	$339

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

As of June 30, 2024, the balance of the ACL for loans was $34.89 million, or 1.41% of total loans. The ACL at June 30, 2024, decreased $1.30 million from the balance of $36.19 million recorded at December 31, 2023. This decrease included a $1.46 million provision offset by net charge-offs for the six months of $2.76 million.

At June 30, 2024, the Company also had an allowance for unfunded commitments of $441 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first six months of 2024, the Company recorded a recovery of provision for credit losses for loan commitments of $305 thousand compared to a recovery of provision of $232 thousand recorded in the same period of 2023.

Deposits

Total deposits as of June 30, 2024, decreased $45.05 million, or 1.65%, compared to December 31, 2023.  The largest decreases in deposits occurred in noninterest-bearing demand of $42.46 million, or 4.56%, and interest-bearing demand of $34.99 million, or 5.04%.  Time deposits decreased $7.82 million or 3.09%.  Theses decreases were offset by an increase in savings of $40.21 million or 4.77%.

Total borrowings in the form of retail repurchase agreements as of June 30, 2024, decreased $225 thousand, or 20.11%, compared to December 31, 2023.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2024, the Company’s cash reserves and short-term investment securities totaled $34.08 million and $10.77 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2024, our unencumbered cash totaled $329.88 million, unused borrowing capacity from the FHLB totaled $391.26 million, available credit from the FRB Discount Window totaled $5.78 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $106.97 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2024, increased $5.59 million, or 1.11%, to $508.88 million from $503.29 million as of December 31, 2023.  Capital increased due to net income of $25.53 million.  The increase was offset by dividends declared of $10.68 million as well as the repurchase of our common stock totaling $8.25 million.  Book value per share at June 30, 2024, was $27.85, an increase of $0.65 from year-end 2023.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2023 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2024		December 31, 2023
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	15.66%	13.52%	14.69%	12.97%
Tier 1 risk-based capital ratio	15.66%	13.52%	14.69%	12.97%
Total risk-based capital ratio	16.91%	14.77%	15.94%	14.22%
Tier 1 leverage ratio	11.75%	10.23%	11.52%	10.07%

Our risk-based capital ratios as of June 30, 2024, increased from December 31, 2023, primarily due to a decrease in risk weighted assets. The decrease in risk-weighted assets was primarily driven by a decrease in both the loan and securities available for sale portfolios.  As of June 30, 2024, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2024.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2024	December 31, 2023
(Amounts in thousands)
Commitments to extend credit	$258,461	$277,462
Standby letters of credit and financial guarantees (1)	122,502	129,220
Total off-balance sheet risk	$380,963	$406,682

(1)	Includes FHLB letters of credit

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

As of June 30, 2024, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 525 to 550 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	June 30, 2024		December 31, 2023
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$2,109	1.6%	$1,606	1.3%
100	1,062	0.8%	757	0.6%
(100)	(2,158)	(1.6)%	(3,858)	-3.0%
(200)	(4,726)	(3.6)%	(9,257)	-7.5%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2024, the Company purchased 155,044 shares of its common stock.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1-30, 2024	64,300	$32.76	64,300	2,348,804
May 1-31, 2024	27,500	35.08	27,500	2,321,304
June 1-30, 2024	63,244	34.86	63,244	2,258,060
Total	155,044	$34.03	155,044

(1)	In September, 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Company's common stock. The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended June 30, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2024, (Unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 2, 2024.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)