Form 10-Q
period 2024-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2024-11-07
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or

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
☐ Yes ☑ No

As of October 29, 2024, there were 18,290,938 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2024	2023(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$89,068	$77,563
Federal funds sold	224,378	37,312
Interest-bearing deposits in banks	1,892	1,545
Total cash and cash equivalents	315,338	116,420
Debt securities available-for-sale, at fair value	166,669	280,961
Loans held for investment, net of unearned income	2,444,113	2,572,298
Allowance for credit losses	(35,118)	(36,189)
Loans held for investment, net	2,408,995	2,536,109
Premises and equipment, net	49,654	50,680
Other real estate owned	346	192
Interest receivable	9,883	10,881
Goodwill	143,946	143,946
Other intangible assets	13,550	15,145
Other assets	115,980	114,211
Total assets	$3,224,361	$3,268,545

Liabilities
Deposits
Noninterest-bearing	$869,723	$931,920
Interest-bearing	1,789,530	1,790,405
Total deposits	2,659,253	2,722,325
Securities sold under agreements to repurchase	954	1,119
Interest, taxes, and other liabilities	43,460	41,807
Total liabilities	2,703,667	2,765,251

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,568,383 shares issued and 18,290,938 outstanding at September 30, 2024; 27,522,547 shares issued and 18,502,396 outstanding at December 31, 2023	18,291	18,502
Additional paid-in capital	168,691	175,841
Retained earnings	342,121	319,902
Accumulated other comprehensive loss	(8,409)	(10,951)
Total stockholders' equity	520,694	503,294
Total liabilities and stockholders' equity	$3,224,361	$3,268,545

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2024	2023	2024	2023
Interest income
Interest and fees on loans	$32,120	$33,496	$98,234	$93,051
Interest on securities -- taxable	961	1,765	3,613	5,597
Interest on securities -- tax-exempt	109	147	366	471
Interest on deposits in banks	3,702	697	7,497	2,044
Total interest income	36,892	36,105	109,710	101,163
Interest expense
Interest on deposits	5,298	2,758	14,540	5,406
Interest on short-term borrowings	-	-	35	136
Total interest expense	5,298	2,758	14,575	5,542
Net interest income	31,594	33,347	95,135	95,621
Provision for credit losses	1,360	1,109	2,515	6,956
Net interest income after provision for credit losses	30,234	32,238	92,620	88,665
Noninterest income
Wealth management	1,071	1,145	3,234	3,127
Service charges on deposits	3,661	3,729	10,399	10,359
Other service charges and fees	3,697	3,564	10,817	10,106
Gain on sale of securities	-	-	-	(21)
Other operating income	2,023	1,184	4,603	3,419
Total noninterest income	10,452	9,622	29,053	26,990
Noninterest expense
Salaries and employee benefits	13,129	12,673	38,201	36,954
Occupancy expense	1,270	1,271	3,957	3,715
Furniture and equipment expense	1,574	1,480	4,806	4,389
Service fees	2,461	2,350	7,337	6,653
Advertising and public relations	967	968	2,696	2,457
Professional fees	221	172	923	780
Amortization of intangibles	536	536	1,596	1,195
FDIC premiums and assessments	365	392	1,098	1,135
Merger expenses	-	-	-	2,393
Litigation expense	-	-	1,800	-
Other operating expense	3,654	3,071	10,046	8,726
Total noninterest expense	24,177	22,913	72,460	68,397
Income before income taxes	16,509	18,947	49,213	47,258
Income tax expense	3,476	4,307	10,649	11,022
Net income	$13,033	$14,640	$38,564	$36,236

Earnings per common share
Basic	$0.71	$0.78	$2.10	$2.03
Diluted	0.71	0.79	2.09	2.06
Weighted average shares outstanding
Basic	18,279,612	18,786,032	18,366,249	17,816,505
Diluted	18,371,907	18,831,836	18,432,023	17,857,494

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Amounts in thousands)
Net income	$13,033	$14,640	$38,564	$36,236
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized gains (losses) gains on debt securities	5,070	(3,776)	3,218	(2,206)
Reclassification adjustment for loss recognized in net income	-	-	-	21
Net unrealized gains (losses) on available-for-sale debt securities	5,070	(3,776)	3,218	(2,185)
Employee benefit plans:
Net actuarial loss	(10)	(32)	(28)	(95)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	10	32	28	95
Net unrealized gains (losses) on employee benefit plans	-	-	-	-
Other comprehensive income (loss), before tax	5,070	(3,776)	3,218	(2,185)
Income tax expense (benefit) expense	1,065	(793)	676	(460)
Other comprehensive gain (loss), net of tax	4,005	(2,983)	2,542	(1,725)
Total comprehensive income	$17,038	$11,657	$41,106	$34,511

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2024 and 2023

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance July, 1 2023	-	$-	18,969,281	$18,969	$189,917	$304,295	$(14,461)	$498,720
Net income	-	-	-	-	-	14,640	-	14,640
Other comprehensive income	-	-	-	-	-	-	(2,983)	(2,983)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,446)	-	(5,446)
Equity-based compensation expense	-	-	69	-	82	-	-	82
Common stock options exercised	-	-	1,132	1	22	-	-	23
Repurchase of common shares at $31.33 per share	-	-	(299,012)	(299)	(9,070)	-	-	(9,369)
Balance September 30, 2023	-	$-	18,671,470	$18,671	$180,951	$313,489	$(17,444)	$495,667

Balance July, 1 2024	-	$-	18,270,273	$18,270	$168,272	$334,756	$(12,414)	$508,884
Net income	-	-	-	-	-	13,033	-	13,033
Other comprehensive loss	-	-	-	-	-	-	4,005	4,005
Common dividends declared -- $0.31 per share	-	-	-	-	-	(5,668)	-	(5,668)
Equity-based compensation expense	-	-	-	-	-	-	-	-
Common stock options exercised	-	-	33,519	34	874	-	-	908
Repurchase of common shares at $36.48 per share	-	-	(12,854)	(13)	(455)	-	-	(468)
Balance September 30, 2024	-	$-	18,290,938	$18,291	$168,691	$342,121	$(8,409)	$520,694

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
NINE MONTHS ENDED
September 30, 2024 and 2023

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Surrey acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	36,236	-	36,236
Other comprehensive income	-	-	-	-	-	-	(1,725)	(1,725)
Common dividends declared -- $0.87 per share	-	-	-	-	-	(15,718)	-	(15,718)
Equity-based compensation expense	-	-	24,243	25	491	-	-	516
Common stock options exercised	-	-	3,359	3	67	-	-	70
Issuance of common stock to 401(k) plan	-	-	262	-	8	-	-	8
Repurchase of common shares at $29.48 per share	-	-	(578,579)	(579)	(16,480)	-	-	(17,059)
Balance September 30, 2023	-	$-	18,671,470	$18,671	$180,951	$313,489	$(17,444)	$495,667

Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	38,564	-	38,564
Other comprehensive loss	-	-	-	-	-	-	2,542	2,542
Common dividends declared -- $0.89 per share	-	-	-	-	-	(16,345)	-	(16,345)
Equity-based compensation expense	-	-	9,204	9	394	-	-	403
Common stock options exercised	-	-	36,544	37	913	-	-	950
Issuance of common stock to 401(k) plan	-	-	88	-	3	-	-	3
Repurchase of common shares at $33.88 per share	-	-	(257,294)	(257)	(8,460)	-	-	(8,717)
Balance September 30, 2024	-	$-	18,290,938	$18,291	$168,691	$342,121	$(8,409)	$520,694

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2024	2023
Operating activities
Net income	$38,564	$36,236
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	2,515	6,956
Depreciation and amortization of premises and equipment	3,301	2,934
Accretion of discounts on investments	(465)	(2,263)
Amortization of intangible assets	1,596	1,195
Accretion on acquired loans	(2,035)	(1,951)
Equity-based compensation expense	403	516
Issuance of common stock to 401(k) plan	3	8
Gain on sale of premises and equipment, net	(815)	(190)
Loss on sale of other real estate owned	29	94
Net loss on sale of securities	-	21
Decrease (increase) in accrued interest receivable	998	(1,149)
(Decrease) increase in other operating activities	(1,273)	4,426
Net cash provided by operating activities	42,821	46,833
Investing activities
Proceeds from sale of securities available-for-sale	-	38,979
Proceeds from maturities, prepayments, and calls of securities available-for-sale	157,962	75,898
Payments to acquire securities available-for-sale	(39,987)	(68,868)
Net decrease in loans	125,706	43,575
Proceeds from the sale (purchase) of FHLB stock, net	265	(876)
Proceeds from bank owned life insurance	585	-
Cash proceeds from merger, net	-	176,684
Proceeds from sale of premises and equipment	1,129	1,828
Payments to acquire premises and equipment	(2,654)	(2,252)
Proceeds from sale of other real estate owned	440	616
Net cash provided by investing activities	243,446	265,584
Financing activities
Decrease in noninterest-bearing deposits, net	(62,197)	(86,256)
Decrease in interest-bearing deposits, net	(875)	(250,058)
Repayments from securities sold under agreements to repurchase, net	(165)	(845)
Proceeds from stock options exercised	950	70
Payments for repurchase of common stock	(8,717)	(17,059)
Payments of common dividends	(16,345)	(15,718)
Net cash used in financing activities	(87,349)	(369,866)
Net increase (decrease) in cash and cash equivalents	198,918	(57,449)
Cash and cash equivalents at beginning of period	116,420	170,846
Cash and cash equivalents at end of period	$315,338	$113,397

Supplemental disclosure -- cash flow information
Cash paid for interest	$14,254	$5,297
Cash paid for income taxes	11,002	5,585

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	623	270
Loans originated to finance other real estate owned	-	20
Increase (decrease) in other comprehensive income (loss), net of taxes	2,542	(1,725)
Acquisition of Surrey Bancorp	-	See Note 2

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

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$45,699	$5	$(1)	$45,703
Municipal securities	14,933	6	(44)	14,895
Corporate notes	28,590	-	(884)	27,706
Agency mortgage-backed securities	88,313	37	(9,985)	78,365
Total	$177,535	$48	$(10,914)	$166,669

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$-	$(1)	$5,749
U.S. Treasury securities	146,653	16	(843)	145,826
Municipal securities	19,528	11	(162)	19,377
Corporate notes	28,566	-	(1,485)	27,081
Agency mortgage-backed securities	94,548	2	(11,622)	82,928
Total	$295,045	$29	$(14,113)	$280,961

There was no allowance for credit losses for debt securities as of  September 30, 2024; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $856 thousand and $1.25 million as of  September 30, 2024, and  December 31, 2023, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2024
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$53,464	$53,417
Due after one year but within five years	35,758	34,887
Due after five years but within ten years	-	-
	89,222	88,304
Agency mortgage-backed securities	88,313	78,365
Total debt securities available-for-sale	$177,535	$166,669

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$22,405	$(1)	$-	$-	$22,405	$(1)
Municipal securities	295	-	6,495	(44)	6,790	(44)
Corporate notes	-	-	28,590	(884)	28,590	(884)
Agency mortgage-backed securities	211	-	83,918	(9,985)	84,129	(9,985)
Total	$22,911	$(1)	$119,003	$(10,913)	$141,914	$(10,914)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,749	$(1)	$—	$—	$5,749	$(1)
U.S. Treasury securities	11,417	(14)	129,108	(829)	140,525	(843)
Municipal securities	4,742	(20)	5,484	(142)	10,226	(162)
Corporate notes	—	—	27,081	(1,485)	27,081	(1,485)
Agency mortgage-backed securities	3,421	(10)	78,319	(11,612)	81,740	(11,622)
Total	$25,329	$(45)	$239,992	$(14,068)	$265,321	$(14,113)

There were 92 individual debt securities in an unrealized loss position as of September 30, 2024, and the combined depreciation in value represented 6.49% of the debt securities portfolio. There were 112 individual debt securities in an unrealized loss position as of December 31, 2023, and their combined depreciation in value represented 5.02% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of September 30, 2024, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no available-for-sale securities sold during the third quarter or for the first nine months of 2024. Approximately $38.98 million in securities available for sale were sold in the first nine months of 2023.  Approximately $20.93 million of the sales in 2023 were attributable to the sale of the entire portfolio of Surrey comprised primarily of U. S. Treasury Notes.  The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Amounts in thousands)
Gross realized gains	$-	$-	$-	$7
Gross realized losses	-	-	-	(28)
Net gain (loss) on sale of securities	$-	$-	$-	$(21)

The carrying amount of securities pledged for various purposes totaled $27.11 million as of September 30, 2024, and $145.09 million as of December 31, 2023.

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.53 million as of September 30, 2024, and $1.50 million as of December 31, 2023. Deferred loan fees, net of loan costs, totaled $6.77 million as of September 30, 2024, and $7.71 million as of December 31, 2023.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $6.77 million and $7.71 million and unamortized discount related to loans acquired of $13.25 million and $15.29 million for September 30, 2024, and December 31, 2023, respectively.  Accrued interest receivable of $9.03 million as of  September 30, 2024, and $9.64 million as of  December 31, 2023, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	September 30, 2024		December 31, 2023
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$74,580	3.05%	$105,945	4.12%
Commercial and industrial	216,211	8.85%	211,850	8.24%
Multi-family residential	201,588	8.25%	188,382	7.32%
Single family non-owner occupied	203,348	8.32%	224,895	8.74%
Non-farm, non-residential	863,329	35.32%	894,550	34.78%
Agricultural	17,565	0.72%	21,669	0.84%
Farmland	12,116	0.49%	14,202	0.55%
Total commercial loans	1,588,737	65.00%	1,661,493	64.59%
Consumer real estate loans
Home equity lines	88,975	3.64%	87,626	3.41%
Single family owner occupied	662,094	27.09%	696,140	27.06%
Owner occupied construction	4,565	0.19%	8,445	0.33%
Total consumer real estate loans	755,634	30.92%	792,211	30.80%
Consumer and other loans
Consumer loans	97,216	3.98%	117,091	4.55%
Other	2,526	0.10%	1,503	0.06%
Total consumer and other loans	99,742	4.08%	118,594	4.61%
Total loans held for investment, net of unearned income	$2,444,113	100.00%	$2,572,298	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	September 30, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$71,539	$134	$2,907	$-	$-	$74,580
Commercial and industrial	210,992	1,723	3,496	-	-	216,211
Multi-family residential	196,825	3,412	1,351	-	-	201,588
Single family non-owner occupied	195,683	1,776	5,889	-	-	203,348
Non-farm, non-residential	841,567	13,340	8,422	-	-	863,329
Agricultural	11,854	3,656	2,055	-	-	17,565
Farmland	10,640	446	1,030	-	-	12,116
Consumer real estate loans
Home equity lines	85,094	478	3,403	-	-	88,975
Single family owner occupied	636,788	2,084	23,222	-	-	662,094
Owner occupied construction	4,565	-	-	-	-	4,565
Consumer and other loans
Consumer loans	95,354	-	1,862	-	-	97,216
Other	2,526	-	-	-	-	2,526
Total loans	$2,363,427	$27,049	$53,637	$-	$-	$2,444,113

	December 31, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$103,573	$1,955	$417	$-	$-	$105,945
Commercial and industrial	207,034	2,097	2,719	-	-	211,850
Multi-family residential	184,565	3,522	295	-	-	188,382
Single family non-owner occupied	215,375	2,016	7,504	-	-	224,895
Non-farm, non-residential	866,711	15,240	12,599	-	-	894,550
Agricultural	15,944	3,878	1,847	-	-	21,669
Farmland	12,480	484	1,238	-	-	14,202
Consumer real estate loans
Home equity lines	83,769	546	3,311	-	-	87,626
Single family owner occupied	669,878	2,360	23,902	-	-	696,140
Owner occupied construction	8,445	-	-	-	-	8,445
Consumer and other loans
Consumer loans	114,725	4	2,362	-	-	117,091
Other	1,503	-	-	-	-	1,503
Total loans	$2,484,002	$32,102	$56,194	$-	$-	$2,572,298

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development and other land
Pass	$4,866	$7,254	$35,419	$16,100	$2,103	$4,071	$1,726	$71,539
Special mention	-	-	-	-	66	68	-	134
Substandard	164	2,417	-	-	12	314	-	2,907
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$5,030	$9,671	$35,419	$16,100	$2,181	$4,452	$1,726	$74,580
Current period gross write-offs	$-	$-	$-	$-	$-	$8	$-	$8
Commercial and industrial
Pass	$42,894	$38,394	$53,792	$13,484	$8,294	$13,476	$40,658	$210,992
Special mention	5	70	60	92	-	1,146	350	1,723
Substandard	33	377	813	446	430	1,397	-	3,496
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$42,931	$38,841	$54,665	$14,022	$8,724	$16,019	$41,008	$216,211
Current period gross write-offs	$-	$95	$214	$39	$28	$2	$-	$378
Multi-family residential
Pass	$654	$10,462	$74,190	$42,860	$29,149	$37,255	$2,255	$196,825
Special mention	-	-	-	-	-	3,412	-	3,412
Substandard	-	-	1,294	-	-	57	-	1,351
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$654	$10,462	$75,483	$42,860	$29,149	$40,725	$2,255	$201,588
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$28,956	$79,795	$228,838	$143,883	$108,336	$244,059	$7,700	$841,567
Special mention	156	61	571	1,781	-	10,771	-	13,340
Substandard	-	925	290	1,903	976	4,010	318	8,422
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$29,112	$80,781	$229,699	$147,567	$109,312	$258,840	$8,018	$863,329
Current period gross write-offs	$-	$-	$-	$-	$-	$29	$-	$29
Agricultural
Pass	$752	$3,345	$3,028	$1,733	$304	$1,786	$907	$11,854
Special mention	-	-	261	167	4	3,224	-	3,656
Substandard	-	439	191	29	91	1,305	-	2,055
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$752	$3,784	$3,480	$1,929	$399	$6,315	$907	$17,565
Current period gross write-offs	$-	$115	$96	$19	$-	$-	$-	$230
Farmland
Pass	$604	$1,314	$1,085	$1,430	$681	$4,465	$1,061	$10,640
Special mention	-	-	-	100	-	346	-	446
Substandard	-	-	-	-	142	888	-	1,030
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$604	$1,314	$1,085	$1,530	$823	$5,699	$1,061	$12,116
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$83	$52	$1,112	$81	$134	$3,723	$79,910	$85,094
Special mention	-	-	-	-	-	142	336	478
Substandard	-	-	65	-	407	1,932	999	3,403
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$83	$52	$1,177	$81	$540	$5,797	$81,245	$88,975
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$17	$17
Single family Mortgage
Pass	$12,068	$48,607	$158,281	$209,061	$177,532	$226,067	$854	$832,471
Special mention	-	-	-	447	-	3,413	-	3,860
Substandard	-	231	1,319	1,325	1,393	24,842	-	29,111
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$12,068	$48,838	$159,601	$210,833	$178,925	$254,322	$854	$865,442
Current period gross write-offs	$-	$-	$-	$94	$-	$40	$-	$134
Owner occupied construction
Pass	$1,151	$2,335	$537	$226	$-	$316	$-	$4,565
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,151	$2,335	$537	$226	$-	$316	$-	$4,565
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$19,301	$23,316	$28,459	$12,697	$4,013	$1,908	$8,186	$97,880
Special mention	-	-	-	-	-	-	-	-
Substandard	27	376	763	313	65	288	30	1,862
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$19,328	$23,692	$29,222	$13,010	$4,077	$2,196	$8,216	$99,742
Current period gross write-offs	$963	$1,024	$1,832	$710	$201	$97	$224	$5,051

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total loans
Pass	$111,329	$214,874	$584,741	$441,555	$330,545	$537,125	$143,257	$2,363,427
Special mention	161	131	892	2,587	70	22,522	686	27,049
Substandard	224	4,765	4,735	4,016	3,515	35,035	1,347	53,637
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$111,714	$219,770	$590,368	$448,158	$334,131	$594,682	$145,290	$2,444,113
Current period gross write-offs	$963	$1,234	$2,142	$862	$229	$176	$241	$5,847

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development
and other land
Pass	$12,379	$54,752	$23,328	$4,121	$2,700	$3,874	$2,419	$103,573
Special Mention	1,737	-	-	139	-	79	-	1,955
Substandard	-	-	-	-	175	242	-	417
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$14,116	$54,752	$23,328	$4,260	$2,875	$4,195	$2,419	$105,945
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$53,619	$64,380	$19,477	$11,538	$5,717	$11,775	$40,528	$207,034
Special Mention	-	229	11	-	349	1,408	100	2,097
Substandard	51	744	276	86	926	636	-	2,719
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$53,670	$65,353	$19,764	$11,624	$6,992	$13,819	$40,628	$211,850
Current period gross write-offs	$66	$168	$201	$51	$32	$66	$-	$584
Multi-family residential
Pass	$6,753	$67,484	$36,621	$30,021	$3,280	$36,982	$3,424	$184,565
Special Mention	-	-	-	-	-	3,522	-	3,522
Substandard	-	-	-	-	-	295	-	295
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$6,753	$67,484	$36,621	$30,021	$3,280	$40,799	$3,424	$188,382
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$83,420	$234,607	$151,433	$114,974	$53,466	$217,034	$11,777	$866,711
Special Mention	65	583	2,590	819	-	11,132	51	15,240
Substandard	1,175	238	1,968	690	3,175	5,143	210	12,599
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$84,660	$235,428	$155,991	$116,483	$56,641	$233,309	$12,038	$894,550
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$5,004	$4,215	$2,352	$625	$674	$2,094	$980	$15,944
Special Mention	28	276	184	8	90	3,292	-	3,878
Substandard	157	166	50	28	1,188	258	-	1,847
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$5,189	$4,657	$2,586	$661	$1,952	$5,644	$980	$21,669
Current period gross write-offs	$-	$59	$-	$9	$14	$8	$-	$90
Farmland
Pass	$1,380	$1,237	$1,557	$912	$745	$5,766	$883	$12,480
Special Mention	-	-	103	-	-	381	-	484
Substandard	-	-	-	-	-	1,238	-	1,238
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$1,380	$1,237	$1,660	$912	$745	$7,385	$883	$14,202
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$9	$962	$86	$73	$68	$3,800	$78,771	$83,769
Special Mention	-	-	-	-	-	45	501	546
Substandard	-	12	-	27	102	1,853	1,317	3,311
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$9	$974	$86	$100	$170	$5,698	$80,589	$87,626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$227	$227
Single family Mortgage
Pass	$50,826	$164,974	$221,352	$191,156	$44,974	$211,540	$431	$885,253
Special Mention	-	-	465	98	108	3,705	-	4,376
Substandard	236	555	1,464	1,381	1,515	26,255	-	31,406
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$51,062	$165,529	$223,281	$192,635	$46,597	$241,500	$431	$921,035
Current period gross write-offs	$-	$-	$47	$-	$-	$194	$-	$241
Owner occupied construction
Pass	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$31,243	$43,675	$20,672	$7,710	$3,214	$1,026	$8,688	$116,228
Special Mention	-	-	3	-	-	-	1	4
Substandard	338	820	590	198	157	212	47	2,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$31,581	$44,495	$21,265	$7,908	$3,371	$1,238	$8,736	$118,594
Current period gross write-offs	$1,238	$3,594	$1,852	$518	$196	$77	$185	$7,660

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total loans
Pass	$248,253	$640,518	$477,118	$361,130	$114,859	$494,223	$147,901	$2,484,002
Special mention	1,830	1,088	3,356	1,064	547	23,564	653	32,102
Substandard	1,957	2,535	4,348	2,410	7,238	36,132	1,574	56,194
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$252,040	$644,141	$484,822	$364,604	$122,644	$553,919	$150,128	$2,572,298
Current period gross write-offs	$1,304	$3,829	$2,100	$578	$255	$347	$412	$8,825

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2024			December 31, 2023
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$144	$-	$144	$172	$—	$172
Commercial and industrial	2,100	-	2,100	1,438	—	1,438
Multi-family residential	160	-	160	183	—	183
Single family non-owner occupied	851	-	851	832	—	832
Non-farm, non-residential	1,645	923	2,568	1,271	1,173	2,444
Agricultural	1,745	-	1,745	1,558	—	1,558
Farmland	258	-	258	123	—	123
Consumer real estate loans
Home equity lines	1,523	-	1,523	1,335	—	1,335
Single family owner occupied	8,986	-	8,986	9,365	—	9,365
Owner occupied construction	-	-	-	—	—	—
Consumer and other loans
Consumer loans	1,419	-	1,419	1,906	—	1,906
Total nonaccrual loans	$18,831	$923	$19,754	$18,183	$1,173	$19,356

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the third quarter or for the first nine months of 2024 or 2023.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	September 30, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$893	$5	$139	$1,037	$73,543	$74,580	$-
Commercial and industrial	1,970	604	1,273	3,847	212,364	216,211	-
Multi-family residential	161	-	-	161	201,427	201,588	-
Single family non-owner occupied	1,576	282	483	2,341	201,007	203,348	-
Non-farm, non-residential	1,677	173	788	2,638	860,691	863,329	-
Agricultural	55	-	511	566	16,999	17,565	-
Farmland	130	-	142	272	11,844	12,116	-
Consumer real estate loans
Home equity lines	789	193	483	1,465	87,510	88,975	-
Single family owner occupied	3,539	2,735	3,427	9,701	652,393	662,094	-
Owner occupied construction	-	-	-	-	4,565	4,565	-
Consumer and other loans
Consumer loans	3,161	1,034	714	4,909	92,307	97,216	-
Other	-	-	-	-	2,526	2,526	-
Total loans	$13,951	$5,026	$7,960	$26,937	$2,417,176	$2,444,113	$-

	December 31, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$38	$6	$23	$67	$105,878	$105,945	$—
Commercial and industrial	1,232	766	390	2,388	209,462	211,850	—
Multi-family residential	115	68	—	183	188,199	188,382	—
Single family non-owner occupied	777	455	232	1,464	223,431	224,895	—
Non-farm, non-residential	617	229	382	1,228	893,322	894,550	—
Agricultural	22	56	217	295	21,374	21,669	—
Farmland	15	—	—	15	14,187	14,202	—
Consumer real estate loans
Home equity lines	639	343	534	1,516	86,110	87,626	—
Single family owner occupied	6,108	2,831	3,519	12,458	683,682	696,140	—
Owner occupied construction	—	—	—	—	8,445	8,445	—
Consumer and other loans
Consumer loans	4,390	1,440	1,087	6,917	110,174	117,091	—
Other	—	—	—	—	1,503	1,503	—
Total loans	$13,953	$6,194	$6,384	$26,531	$2,545,767	$2,572,298	$—

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

	September 30, 2024			December 31, 2023
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate
Other	$923	$825	89.38%	$1,173	$825	70.33%
Total collateral dependent loans	$923	$825	86.25%	$1,173	$825	70.33%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	September 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$639	0.07%	Deferred 6 months of interest to loan maturity.
Single Family Owner Occupied	519	0.08%	Deferred $66 thousand in principal to loan maturity.
Single Family Non Owner Occupied	33	0.02%	Deferred 6 months of interest to loan maturity.
Commercial & Industrial	143	0.07%	Deferred $8 thousand in principal to loan maturity.
Total	$1,334

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	September 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$157	0.07%	Delayed repayment of P & I for two years.
Consumer	3	0.00%	Extended term from 60 to 84 months.
HELOC	3	0.00%	Delayed repayment of P & I for two years.
Total	$163

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	September 30, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$815	0.12%	Reduced interest income and extended time to recover principal.
Consumer	8	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$823

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$662	0.07%	Deferred 6 months of interest to loan maturity.
Single family owner occupied	548	0.08%	Deferred $66 thousand in principal to loan maturity.
Single family non owner occupied	89	0.04%	Deferred 6 months of interest to loan maturity.
Commercial & industrial	171	0.08%	Deferred $8 thousand in principal to loan maturity.
Total	$1,470

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$6	0.01%	Extended term from 60 to 84 months.
Total	$6

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$5	0.00%	Reduced amortized cost basis by $13 thousand.
Total	$5

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$565	0.08%	Reduced interest income and extended time to recover principal.
Total	$565

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  September 30, 2024, or  December 31, 2023.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	September 30, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non farm, non residential property	$639	$-	$-
Single family owner occupied	1,156	178	-
Single family non owner occupied	33	-	-
Commercial & Industrial	152	148	-
HELOC	3	-
Consumer	11		-
Total	$1,994	$326	$-

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non farm, non residential	$662	$-	$-
Single family owner occupied	864	254	-
Single family non owner occupied	89	-	-
Commercial & industrial	171	-	-
Consumer	6	-	-
Total	$1,792	$254	$-

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2024	December 31, 2023
(Amounts in thousands)
OREO	$346	$192

OREO secured by residential real estate	$346	$192
Residential real estate loans in the foreclosure process(1)	$2,334	$1,895

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended September 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$20,352	$9,879	$4,654	$34,885
Allowance for credit losses - loan commitments	289	118	34	441
Total allowance for credit losses beginning of year	20,641	9,997	4,688	35,326
Provision for credit losses:
Provision for (recovery of) credit losses - loans	(151)	242	1,269	1,360
Provision for credit losses - loan commitments	-	-	-	-
Total (recovery of) provision for credit losses - loans and loan commitments	(151)	242	1,269	1,360
Charge-offs	(89)	(22)	(1,689)	(1,800)
Recoveries	253	57	363	673
Net recoveries (charge-offs)	164	35	(1,326)	(1,127)
Allowance for credit losses - loans	20,365	10,156	4,597	35,118
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,654	$10,274	$4,631	$35,559

	Three Months Ended September 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$21,515	$9,956	$4,706	$36,177
Allowance for credit losses - loan commitments	786	150	28	964
Total allowance for credit losses beginning of year	22,301	10,106	4,734	37,141
Provision for credit losses:
Provision for credit losses - loans	39	(207)	1,483	1,315
Recovery of credit losses - loan commitments	(194)	(9)	(3)	(206)
Total (recovery of) provision for credit losses - loans and loan commitments	(155)	(216)	1,480	1,109
Charge-offs	(245)	(73)	(1,839)	(2,157)
Recoveries	227	82	387	696
Net (charge-offs) recoveries	(18)	9	(1,452)	(1,461)
Allowance for credit losses - loans	21,536	9,758	4,737	36,031
Allowance for credit losses - loan commitments	592	141	25	758
Ending balance	$22,128	$9,899	$4,762	$36,789

	Nine Months Ended September 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Purchased credit deteriorated -Surrey acquisition	-	-	-	-
Provision for credit losses:
Provision for (recovery of) credit losses - loans	(1,337)	300	3,857	2,820
(Recovery of) provision for credit losses - loan commitments	(308)	(3)	6	(305)
Total (recovery of) provision for credit losses - loans and loan commitments	(1,645)	297	3,863	2,515
Charge-offs	(645)	(151)	(5,051)	(5,847)
Recoveries	497	314	1,145	1,956
Net (charge-offs) recoveries	(148)	163	(3,906)	(3,891)
Allowance for credit losses - loans	20,365	10,156	4,597	35,118
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,654	$10,274	$4,631	$35,559

	Nine Months Ended September 30, 2023
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Purchased credit deteriorated-Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for credit losses - loans	2,425	276	4,693	7,394
(Recovery of) provision for credit losses - loan commitments	(426)	(15)	3	(438)
Total provision for credit losses - loans and loan commitments	1,999	261	4,696	6,956
Charge-offs	(551)	(396)	(5,773)	(6,720)
Recoveries	997	418	1,375	2,790
Net recoveries (charge-offs)	446	22	(4,398)	(3,930)
Allowance for credit losses - loans	21,536	9,758	4,737	36,031
Allowance for credit losses - loan commitments	592	141	25	758
Ending balance	$22,128	$9,899	$4,762	$36,789

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2024	December 31, 2023
(Amounts in thousands)
Noninterest-bearing demand deposits	$869,723	$931,920
Interest-bearing deposits:
Interest-bearing demand deposits	657,764	693,979
Money market accounts	347,040	307,487
Savings deposits	540,389	535,566
Certificates of deposit	164,283	166,417
Individual retirement accounts	80,054	86,956
Total interest-bearing deposits	1,789,530	1,790,405
Total deposits	$2,659,253	$2,722,325

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$954	0.05%	$1,119	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of September 30, 2024, or  December 31, 2023.

Unused borrowing capacity with the FHLB totaled $353.31 million, net of FHLB letters of credit of $119.69 million, as of September 30, 2024. As of September 30, 2024, the Company maintains $473.00 million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2024, and December 31, 2023.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2024			December 31, 2023
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,252	$79	$-	$3,557	$136	$-
Total derivatives	$3,252	$79	$-	$3,557	$136	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2024	2023	2024	2023	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(25)	$(26)	$(78)	$(72)	Interest and fees on loans
Total derivative (income) expense	$(25)	$(26)	$(78)	$(72)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023	Income Statement Location
(Amounts in thousands)
Interest cost	$104	$90	$311	$267	Other expense
Amortization of prior service cost	-	-	-	-	Other expense
Amortization of losses	10	32	28	95	Other expense
Net periodic cost	$114	$122	$339	$362

Note 11. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
(Amounts in thousands, except share and per share data)
Net income	$13,033	$14,640	$38,564	$36,236
Adjust net income for fair value of restricted stock units (tax effected)	-	237	-	592
Net income for fully dilutive earnings per common share	$13,033	$14,877	$38,564	$36,828

Weighted average common shares outstanding, basic	18,279,612	18,786,032	18,366,249	17,816,505
Dilutive effect of potential common shares
Stock options	41,718	17,223	29,151	14,323
Unvested stock awards	-	-	-	4,067
Restricted stock units	50,577	28,581	36,623	22,599
Total dilutive effect of potential common shares	92,295	45,804	65,774	40,989
Weighted average common shares outstanding, diluted	18,371,907	18,831,836	18,432,023	17,857,494

Basic earnings per common share	$0.71	$0.78	$2.10	$2.03
Diluted earnings per common share	0.71	0.79	2.09	2.06

Antidilutive potential common shares
Stock options	-	129,355	-	130,577
Stock units	-	93	20,840	82
Total potential antidilutive shares	-	129,448	20,840	130,659

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2024
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(12,589)	$175	$(12,414)
Other comprehensive income before reclassifications	4,005	(7)	3,998
Reclassified from AOCI	-	7	7
Other comprehensive income, net	4,005	-	4,005
Ending balance	$(8,584)	$175	$(8,409)

	Three Months Ended September 30, 2023
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(14,363)	$(98)	$(14,461)
Other comprehensive loss before reclassifications	(2,983)	(28)	(3,011)
Reclassified from AOCI	-	28	28
Other comprehensive loss, net	(2,983)	-	(2,983)
Ending balance	$(17,346)	$(98)	$(17,444)

	Nine Months Ended September 30, 2024
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,126)	$175	$(10,951)
Other comprehensive income before reclassifications	2,542	(22)	2,520
Reclassified from AOCI	-	22	22
Other comprehensive income, net	2,542	-	2,542
Ending balance	$(8,584)	$175	$(8,409)

	Nine Months Ended September 30, 2023
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(15,621)	$(98)	$(15,719)
Other comprehensive loss before reclassifications	(1,743)	(76)	(1,819)
Reclassified from AOCI	18	76	94
Other comprehensive loss, net	(1,725)	-	(1,725)
Ending balance	$(17,346)	$(98)	$(17,444)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2024	2023	2024	2023	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$21	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	21	Income before income taxes
Income tax expense	-	-	-	4	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	17	Net income
Employee benefit plans
Amortization of prior service cost	-	-	-	-	Salaries and employee benefits
Amortization of net actuarial benefit cost	10	32	28	95	Salaries and employee benefits
Reclassified out of AOCI, before tax	10	32	28	95	Income before income taxes
Income tax expense	3	7	6	19	Income tax expense
Reclassified out of AOCI, net of tax	7	25	22	76	Net income
Total reclassified out of AOCI, net of tax	$7	$25	$22	$93	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$45,703	$-	$45,703	$-
Municipal securities	14,895	-	14,895	-
Corporate Notes	27,706		27,706
Agency mortgage-backed securities	78,365	-	78,365	-
Total available-for-sale debt securities	166,669	-	166,669	-
Equity securities	55	-	55	-
Fair value loans	3,173	-	-	3,173
Derivative assets	79	-	79	-
Deferred compensation assets	8,485	8,485	-	-
Deferred compensation liabilities	10,022	10,022	-	-

	December 31, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,749	$-	$5,749	$-
U.S. Treasury securities	145,826	-	145,826	-
Municipal securities	19,377	-	19,377	-
Corporate notes	27,081	-	27,081	-
Agency mortgage-backed securities	82,928	-	82,928	-
Total available-for-sale debt securities	280,961	-	280,961	-
Equity securities	55	-	55	-
Fair value loans	3,421	-	-	3,421
Derivative assets	136	-	136	-
Deferred compensation assets	6,729	6,729	-	-
Deferred compensation liabilities	8,282	8,282	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	346	-	-	346

	December 31, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$-	$-	$825
OREO	192	-	-	192

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	September 30, 2024

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	12% (12%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 74% (65%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	42% (42%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100% (60%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$315,338	$315,338	$315,338	$-	$-
Debt securities available-for-sale	166,669	166,669	-	166,669	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,408,995	2,221,250	-	-	2,221,250
Derivative financial assets	79	79	-	79	-
Interest receivable	9,883	9,883	-	856	9,027
Deferred compensation assets	8,485	8,485	8,485	-	-

Liabilities
Time deposits	244,337	243,141	-	243,141	-
Securities sold under agreements to repurchase	954	954	-	954	-
Interest payable	878	878	-	878	-
Deferred compensation liabilities	10,022	10,022	10,022	-	-

	December 31, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$116,420	$116,420	$116,420	$-	$-
Debt securities available-for-sale	280,961	280,961	-	280,961	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,536,109	2,350,071	-	-	2,350,071
Interest receivable	10,881	10,881	-	1,246	9,635
Deferred compensation assets	6,729	6,729	6,729	-	-
Derivative assets	136	136	-	136	-

Liabilities
Time deposits	253,373	247,141	-	247,141	-
Securities sold under agreements to repurchase	1,119	1,119	-	1,119	-
Interest payable	556	556	-	556	-
Deferred compensation liabilities	8,282	8,282	8,282	-	-

Note 14. Litigation, Commitments, and Contingencies

Litigation

We are currently a defendant in legal actions and asserted claims in the normal course of business. Although we are unable to assess the ultimate outcome of each matter with certainty, we believe that the resolution of these actions should not have a material adverse effect on our financial position, results of operations, or cash flows.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2024	December 31, 2023
(Amounts in thousands)
Commitments to extend credit	$247,884	$277,462
Standby letters of credit and financial guarantees(1)	122,064	129,220
Total off-balance sheet risk	$369,948	$406,682

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of September 30, 2024, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of September 30, 2024, full-time equivalent employees, calculated using the number of hours worked, totaled 578. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2024, the Trust Division and FCWM managed and administered $1.64 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2024, and financial condition as of September 30, 2024, include the following:

●

Net income of $13.03 million for the third quarter of 2024, was a decrease of $1.61 million, or 10.98%, from the same quarter of 2023. Net income of $38.56 million for the first nine months of 2024, was an increase of $2.33 million, or 6.42%, from the same period of 2023.

●	Net interest income decreased $1.75 million compared to the same quarter in 2023, primarily due to increases in rates paid on interest-bearing deposits.
●	Net interest margin of 4.41% was a decrease of 10 basis points over the same quarter of 2023. The yield on earning assets increased 26 basis points from the same period of 2023 and is attributable to an increase in interest income resulting from an increase in yield. While there was an increase in yield for both loans and securities available for sale; the average balances decreased. The average balance for interest-bearing deposits with banks increased $219.59 million over the same period of 2023; however, there was no change in the yield from the same period of 2023. The yield on interest-bearing liabilities increased 58 basis points when compared with the same period of 2023 and is primarily attributable to increased rates on interest-bearing deposit liabilities
●	Noninterest income increased approximately $830 thousand, or 8.63%, when compared to the same quarter of 2023. Noninterest income for the third quarter of 2024 included a gain of $825 thousand from the sale of two closed branch properties; while noninterest income for the same period of 2023 included a gain of $204 thousand for the sale of a closed branch property. Noninterest expense increased $1.26 million, or 5.52%.
●	Annualized return on average assets ("ROA") was 1.60% for the third quarter and 1.60% for the first nine months of 2024 compared to 1.74% and 1.49% for the same periods, respectively, of 2023. Annualized return on average common equity ("ROE") was 10.04% for the third quarter and 10.08% for the first nine months of 2024 compared to 11.63% and 10.25% for the same periods, respectively, of 2023. Annualized return on average tangible common equity ("ROTCE") was 14.46% for the third quarter and 14.61% for the first nine months of 2024 compared to 17.11% and 14.94% for the same periods, respectively, of 2023.
●	Consolidated assets totaled $3.22 billion at September 30, 2024.
●	Loans decreased $128.19 million, or 4.98%, from December 31, 2023. Securities available for sale decreased $114.29 million, or 40.68%, from December 31, 2023. Deposits decreased $63.07 million, or 2.32%. The net effect of these balance sheet changes resulted in an increase in cash and cash equivalents of $198.92 million, or 170.86%.
●	The Company repurchased 12,854 common shares during the third quarter of 2024 at a total cost of $469 thousand. The Company repurchased 257,294 common shares during the first nine months of 2024 at a total cost of $8.72 million.
●	Non-performing loans to total loans increased to 0.82% when compared with the same quarter of 2023. The Company experienced net charge-offs for the third quarter of 2024 of $1.13 million, or 0.18% of annualized average loans, compared to net charge-offs of $1.46 million, or 0.22%, of annualized average loans for the same period in 2023.
●	The allowance for credit losses to total loans was 1.44% at September 30, 2024 compared to 1.41% at December 31, 2023, and 1.39% for September 30, 2023.
●	Book value per share at September 30, 2024, was $28.47, an increase of $1.27 from year-end 2023.

Results of Operations

During the last week of September 2024, Hurricane Helene made landfall in Florida’s panhandle, and brought the full suite of hurricane impacts to the southern Appalachian region resulting in widespread flooding and washing out of towns and roadways.  Hurricane Helene had a significant impact on western North Carolina. Millions have lost access to critical services like water and sewer, electricity, and telecommunications.  Thousands of miles of roads and bridges were damaged. The hurricane resulted in property damage to our customers, the closing or disruption of many businesses and damage to infrastructure in communities that we serve. Our branch in Banner Elk, North Carolina was temporarily closed due to lack of power and water, but it is now open to the public.  We continue to evaluate the impact of Hurricane Helene on our customers and the Bank’s loans.  Based on our assessment to date, we do not expect the losses related to Hurricane Helene to have a material impact on the Bank’s financial condition or results of operations.

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2024	2023	(Decrease)	% Change	2024	2023	(Decrease)	% Change

Net income	$13,033	$14,640	$(1,607)	-10.98%	$38,564	$36,236	$2,328	6.42%

Basic earnings per common share	0.71	0.78	(0.07)	-8.97%	2.10	2.03	0.07	3.45%
Diluted earnings per common share	0.71	0.79	(0.08)	-10.13%	2.09	2.06	0.03	1.46%

Return on average assets	1.60%	1.74%	-0.14%	-8.05%	1.60%	1.49%	0.11%	7.38%
Return on average common equity	10.04%	11.63%	-1.59%	-13.67%	10.08%	10.25%	-0.17%	-1.66%

Three-Month Comparison.

Net income decreased $1.61 million in the third quarter of 2024 compared to the same period in 2023.  The decrease is primarily attributable to a decrease in net interest income of $1.75 million.  While interest income increased $787 thousand for the third quarter of 2024, interest expense increased $2.54 million.  The increase in interest expense is primarily attributable to an increase in deposit rates.

Nine-Month Comparison.

Net income increased $2.33 million in the first nine months of 2024 compared to the same period in 2023.  The increase is primarily attributable to a decrease in provision for credit losses of $4.44 million.  Noninterest income increased by $2.06 million, as well. These increases were offset by an increase in noninterest expense of $4.06 million compared to the same period in 2023.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,455,807	$32,201	5.22%	$2,604,885	$33,566	5.11%
Securities available-for-sale	133,654	1,099	3.27%	284,659	1,952	2.72%
Interest-bearing deposits	270,440	3,701	5.44%	50,855	697	5.44%
Total earning assets	2,859,901	37,001	5.15%	2,940,399	36,215	4.89%
Other assets	371,358			393,001
Total assets	$3,231,259			$3,333,400

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$656,780	$234	0.14%	$699,066	$165	0.09%
Savings deposits	886,766	3,735	1.68%	862,121	1,941	0.89%
Time deposits	245,020	1,329	2.16%	263,940	652	0.98%
Total interest-bearing deposits	1,788,566	5,298	1.18%	1,825,127	2,758	0.60%
Borrowings
Retail repurchase agreements	1,054	-	0.05%	1,254	-	N/M
Federal funds purchased	-	-	-	-	-	-
Total borrowings	1,054	-	0.05%	1,254	-	N/M
Total interest-bearing liabilities	1,789,620	5,298	1.18%	1,826,381	2,758	0.60%
Noninterest-bearing demand deposits	877,472			964,093
Other liabilities	47,892			43,574
Total liabilities	2,714,984			2,834,048
Stockholders' equity	516,275			499,352
Total liabilities and stockholders' equity	$3,231,259			$3,333,400
Net interest income, FTE(1)		$31,703			$33,457
Net interest rate spread			3.97%			4.29%
Net interest margin, FTE(1)			4.41%			4.51%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $592 thousand and $874 thousand for the three months ended September 30, 2024 and 2023, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2024			2023
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,501,209	$98,479	5.26%	$2,523,814	$93,261	4.94%
Securities available-for-sale	172,331	4,073	3.16%	306,435	6,191	2.70%
Interest-bearing deposits	182,773	7,499	5.48%	51,759	2,047	5.29%
Total earning assets	2,856,313	110,051	5.15%	2,882,008	101,499	4.71%
Other assets	372,663			366,243
Total assets	$3,228,976			$3,248,251

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$662,433	$570	0.11%	$682,820	$225	0.04%
Savings deposits	875,797	10,730	1.64%	850,411	3,731	0.59%
Time deposits	247,088	3,240	1.75%	272,435	1,450	0.71%
Total interest-bearing deposits	1,785,318	14,540	1.09%	1,805,666	5,406	0.40%
Borrowings
Retail repurchase agreements	1,061	-	0.05%	1,674	1	0.06%
Federal funds purchased	839	35	5.52%	3,532	135	5.11%
Total borrowings	1,900	35	2.46%	5,206	136	3.49%
Total interest-bearing liabilities	1,787,218	14,575	1.09%	1,810,872	5,542	0.41%
Noninterest-bearing demand deposits	883,013			924,591
Other liabilities	47,772			40,014
Total liabilities	2,718,003			2,775,477
Stockholders' equity	510,973			472,774
Total liabilities and stockholders' equity	$3,228,976			$3,248,251
Net interest income, FTE(1)		$95,476			$95,957
Net interest rate spread			4.06%			4.30%
Net interest margin, FTE(1)			4.46%			4.45%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $2.04 million and $1.95 million for the nine months ended September 30, 2024 and 2023, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2024 Compared to 2023				September 30, 2024 Compared to 2023
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$(5,700)	$2,028	$2,307	$(1,365)	$(836)	$6,017	$37	$5,218
Securities available-for-sale	(3,073)	1,172	1,048	(853)	(2,712)	1,045	(451)	(2,118)
Interest-bearing deposits with other banks	8,931	3	(5,930)	3,004	5,186	75	191	5,452
Total interest earning assets	158	3,203	(2,575)	786	1,638	7,137	(223)	8,552

Interest paid on
Demand deposits	(30)	251	(152)	69	(7)	362	(10)	345
Savings deposits	165	5,045	(3,416)	1,794	111	6,678	210	6,999
Time deposits	(139)	2,325	(1,509)	677	(135)	2,119	(194)	1,790
Federal funds purchased	-	-	-	-	-	-	(100)	(100)
Retail repurchase agreements	-	2	(2)	-	-	(1)	-	(1)
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(4)	7,623	(5,079)	2,540	(31)	9,158	(94)	9,033

Change in net interest income (1)	$162	$(4,420)	$2,504	$(1,754)	$1,669	$(2,021)	$(129)	$(481)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 75.14% of total net interest and noninterest income in the third quarter of 2024 compared to 77.61% in the same quarter of 2023. Net interest income on a GAAP basis decreased $1.75 million, or 5.26%.  Net interest income on a FTE basis decreased $1.75 million, with a percentage decrease of 5.24%. The net interest margin on a FTE basis decreased 10 basis points while the net interest spread on a FTE basis decreased 32 basis points. The decrease in both the net interest margin and the net interest spread was primarily driven by an increase in the yield on interest-bearing liabilities of 58 basis points when compared with the same period of 2023 and is primarily attributable to increased rates on interest-bearing deposit liabilities.

Average earning assets decreased $80.50 million, or 2.74%, primarily due to a decrease in average securities available for sale of $151.01 million, or 53.05%.  In addition, the average balance for loans decreased $149.08 million, or 5.72%.  These decreases to earning assets were offset by an increase in the average balance for interest-bearing balances with banks of $219.59 million, or 431.79%. The yield on earning assets increased 26 basis points, or 5.32%, primarily due to an increase in benchmark rates as compared to the same period of 2023. The average loan to deposit ratio decreased to 92.11% from 93.39% reported in the same quarter of 2023. Non-cash accretion income was $592 thousand for the third quarter compared to $874 thousand reported in the same period of 2023.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $36.76 million, or 2.01%, primarily due to a decrease in deposits. Interest-bearing demand deposits decreased $42.29 million, or 6.05%, while time deposits decreased $18.92 million, or 7.17%.  These decreases were offset by an increase in savings deposits of $24.65 million, or 2.86%.  The yield on interest-bearing liabilities increased 58 basis points and is primarily due to increases in benchmark rates throughout 2023.

Nine-Month Comparison. Net interest income comprised 76.61% of total net interest and noninterest income for the nine months ending September 30, 2024 compared to 77.99% in the same period of 2023. Net interest income on a GAAP basis decreased $486 thousand, or 0.51%.  Net interest income on a FTE basis decreased $481 thousand, with a percentage decrease of 0.50%. The net interest margin on a FTE basis increased 1 basis point while the net interest spread on a FTE basis decreased 24 basis points.  The 24 basis point decrease in net interest spread is primarily due to the increase in yield for interest-bearing liabilities of 68 basis points versus the increase in yield for earning assets of 44 basis points.

Average earning assets decreased $25.70 million, or 0.89%, primarily due to decreases in both securities available for sale and loans.  Securities available for sale decrease $134.10 million, or 43.76%.  Loans decreased $22.61 million , or 0.90%.  These decreases were offset by an increase in the average balance of interest-bearing deposits with banks of $131.01 million, or 253.12%.  The yield on earning assets increased 44 basis points, or 9.34%, primarily due to an increase in benchmark rates as compared to the same period of 2023.  The average loan to deposit ratio increased to 93.74% from 92.44% reported in the same period of 2023. Non-cash accretion income increased to $2.04 million from $1.95 million reported in the same period of 2023.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $23.65 million, or 1.31%, primarily due to a decrease in deposits. Time deposits decreased $25.35 million, or 9.30%, while interest-bearing demand deposits decreased $20.39 million, or 2.99%.  These decreases were offset by an increase in savings deposits of $25.39 million, or 2.99%.  The yield on interest-bearing liabilities increased 68 basis points and is primarily due to increases in benchmark rates throughout 2023.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations increased $251 thousand in the third quarter of 2024 compared to the same quarter of 2023. Provision for credit losses for loans of $1.36 was recorded in the third quarter of 2024 compared to the provision of $1.32 million recorded in the same period of 2023.  There was a  recovery of provision recorded for the allowance for unfunded commitments during the third quarter of 2023 of $206 thousand.  There was no provision recorded for unfunded commitments during the third quarter of 2024.

Nine-Month Comparison. The provision charged to operations decreased $4.44 million for the nine months ending September 30, 2024 compared to the same period of 2023. Provision for credit losses for loans of $2.82 million was recorded in the first nine months of 2024 compared to the provision of $7.39 million recorded in the same period of 2023.   The provision of $7.39 million recorded in the first nine months of 2023 included $1.61 million of Day 2 provision associated with the Surrey Bancorp acquisition. The remaining decrease in provision is primarily due a much smaller required credit loss provision as the loan portfolio has experienced a decrease in balance of $149.36 million from the same period of 2023.  In addition, there was a recovery of provision recorded for the allowance for unfunded commitments during the first nine months of 2024 of $305 thousand.  There was a recovery of provision for the allowance for unfunded commitments for the same period of 2023 of $438 thousand.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,071	$1,145	$(74)	-6.46%	$3,234	$3,127	$107	3.42%
Service charges on deposits	3,661	3,729	(68)	-1.82%	10,399	10,359	40	0.39%
Other service charges and fees	3,697	3,564	133	3.73%	10,817	10,106	711	7.04%
Gain on sale of securities	-	-	-	-	-	(21)	21	-100.00%
Other operating income	2,023	1,184	839	70.86%	4,603	3,419	1,184	34.63%
Total noninterest income	$10,452	$9,622	$830	8.63%	$29,053	$26,990	$2,063	7.64%

Three-Month Comparison. Noninterest income comprised 24.86% of total net interest and noninterest income in the third quarter of 2024 compared to 22.39% in the same quarter of 2023. Noninterest income increased $830 thousand or 8.63%.  Noninterest income for the third quarter of 2024 included a gain of $825 thousand from the sale of two closed branch properties; while noninterest income for the same period of 2023 included a gain of $204 thousand for the sale of a closed branch property.  Both of these gains are reflected in other operating income are primarily attributable for the change in total noninterest income.

Nine-Month Comparison. Noninterest income comprised 23.39% of total net interest and noninterest income for the nine months ending September 30, 2024  compared to 22.01% in the same period of 2023. Noninterest income increased $2.06 million or 7.64%. Other operating income increased $1.18 million.  As noted above, other operating income for the third quarter of 2024 included a gain of $825 thousand from the sale of two closed branch properties; while other operating income for the same period of 2023 included a gain of $204 thousand for the sale of a closed branch property.  In addition, other operating income for 2024, included a holdback payment of $184 thousand related to a prior divestiture of an insurance agency.  Other service charges and fees increased $711 thousand and was primarily driven by an increase in interchange income.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2024	2023	(Decrease)	Change	2024	2023	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$13,129	$12,673	$456	3.60%	$38,201	$36,954	$1,247	3.37%
Occupancy expense	1,270	1,271	(1)	-0.08%	3,957	3,715	242	6.51%
Furniture and equipment expense	1,574	1,480	94	6.35%	4,806	4,389	417	9.50%
Service fees	2,461	2,350	111	4.72%	7,337	6,653	684	10.28%
Advertising and public relations	967	968	(1)	-0.10%	2,696	2,457	239	9.73%
Professional fees	221	172	49	28.49%	923	780	143	18.33%
Amortization of intangibles	536	536	-	0.00%	1,596	1,195	401	33.56%
FDIC premiums and assessments	365	392	(27)	-6.89%	1,098	1,135	(37)	-3.26%
Litigation expense	-	-	-	-	1,800	-	1,800	-
Merger expense	-	-	-	-	-	2,393	(2,393)	-100.00%
Other operating expense	3,654	3,071	583	18.98%	10,046	8,726	1,320	15.13%
Total noninterest expense	$24,177	$22,913	$1,264	5.52%	$72,460	$68,397	$4,063	5.94%

Three-Month Comparison. Noninterest expense increased $1.26 million, or 5.52%, in the third quarter of 2024 compared to the same quarter of 2023.  The largest increases were primarily due to increases in other operating expense and salaries and employee benefits.  The increase in other operating expense of $583 thousand is largely attributable to an increase in loan and deposit fraud losses.  The increase in salaries and employee benefits of $456 thousand is attributable to inflationary increases in employee salaries.

Nine-Month Comparison. Noninterest expense increased $4.06 million, or 5.94%, for the nine months ending September 30, 2024 compared to the same period of 2023. Noninterest expense for the second quarter of 2024 included a non-recurring charge of $1.80 million to settle a putative class action lawsuit.  Noninterest expense for the nine month period of 2023 included non-recurring expense of $2.39 million in merger charges related to the Surrey acquisition.  Other increases include an increase in salaries and employee benefits, other operating expense, and service fees.  The increases are largely attributable to the addition of Surrey branches and inflationary increases.

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

Three-Month Comparison. Income tax expense decreased $831 thousand, or 19.29%.  The effective tax rate decreased to 21.05% in the third quarter of 2024 from 22.73% in the same quarter of 2023.

Nine-Month Comparison. Income tax expense decreased $373 thousand, or 3.38%.  The effective tax rate decreased to 21.64% for the first  nine months of 2024 from 23.32% in the same period of 2023.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Amounts in thousands)
Net interest income, GAAP	$31,594	$33,347	$95,135	$95,621
FTE adjustment(1)	109	110	341	336
Net interest income, FTE	31,703	33,457	95,476	95,957

Net interest margin, GAAP	4.39%	4.49%	4.44%	4.40%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.05%
Net interest margin, FTE	4.41%	4.51%	4.46%	4.45%

(1) FTE basis of 21%.

Financial Condition

Total assets as of September 30, 2024, decreased $44.18 million, or 1.35%, from December 31, 2023.  The decrease in assets was primarily driven by decreases in the securities available-for-sale portfolio and loans.  Total liabilities decreased $61.58 million, or 2.23%, and was primarily driven by a decrease in deposits.  Stockholders' equity increased $17.40 million or 3.46%.

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

Available-for-sale debt securities as of September 30, 2024, decreased $114.29 million, or 40.68%, compared to December 31, 2023.  The decrease is primarily due to the maturity of securities of $157.96 million during the first nine months of 2024 offset by purchases of $39.99 million. The market value of debt securities available-for-sale as a percentage of amortized cost was 93.88% as of September 30, 2024, compared to 95.23% as of December 31, 2023.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of September 30, 2024 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	September 30, 2024		December 31, 2023		September 30, 2023
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$74,580	3.05%	$105,945	4.12%	$113,790	4.39%
Commercial and industrial	216,211	8.85%	211,850	8.24%	213,541	8.23%
Multi-family residential	201,588	8.25%	188,382	7.32%	169,245	6.53%
Single family non-owner occupied	203,348	8.32%	224,895	8.74%	230,836	8.90%
Non-farm, non-residential	863,329	35.32%	894,550	34.78%	896,555	34.57%
Agricultural	17,565	0.72%	21,669	0.84%	22,146	0.85%
Farmland	12,116	0.49%	14,202	0.55%	15,997	0.62%
Total commercial loans	1,588,737	65.00%	1,661,493	64.59%	1,662,110	64.09%
Consumer real estate loans
Home equity lines	88,975	3.64%	87,626	3.41%	88,224	3.40%
Single family owner occupied	662,094	27.09%	696,140	27.06%	703,789	27.14%
Owner occupied construction	4,565	0.19%	8,445	0.33%	10,692	0.41%
Total consumer real estate loans	755,634	30.92%	792,211	30.80%	802,705	30.95%
Consumer and other loans
Consumer loans	97,216	3.98%	117,091	4.55%	126,917	4.89%
Other	2,526	0.10%	1,503	0.06%	1,740	0.07%
Total consumer and other loans	99,742	4.08%	118,594	4.61%	128,657	4.96%
Total loans held for investment, net of unearned income	2,444,113	100.00%	2,572,298	100.00%	2,593,472	100.00%
Less: allowance for credit losses	35,118		36,189		36,031
Total loans held for investment, net of unearned income and allowance	$2,408,995		$2,536,109		$2,557,441

Total loans as of September 30, 2024, decreased $128.19 million, or 4.98%, compared to December 31, 2023.  The largest decrease occurred in the commercial loans segment with an overall decrease of $72.76 million, or 4.38%.  Within this segment, the largest decreases occurred in construction and non-farm, non-residential loans with decreases of $31.37 million and $31.22 million, respectively.  The consumer real estate segment decreased $36.58 million, or 4.62%, primarily due to a decrease in single family owner occupied of $34.05 million, or 4.89%.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2024	December 31, 2023	September 30, 2023
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$19,754	$19,356	$18,366
Accruing loans past due 90 days or more	176	104	59
Modified loans past due 90 days or more	-	-	-
Total nonperforming loans	19,930	19,460	18,425
OREO	346	192	243
Total nonperforming assets	$20,276	$19,652	$18,668

Additional Information
Total modified loans	$2,320	$2,046	$1,674

Asset Quality Ratios:
Nonperforming loans to total loans	0.82%	0.76%	0.71%
Nonperforming assets to total assets	0.63%	0.60%	0.57%
Allowance for credit losses to nonperforming loans	176.21%	185.97%	195.55%
Allowance for credit losses to total loans	1.44%	1.41%	1.39%

Nonperforming assets as of September 30, 2024, increased $624 thousand, or 3.18%, from December 31, 2023.  Nonaccrual loans increased $398 thousand, or 2.06%.  OREO increased $154 thousand, or 80.21% and accruing loans past due 90 days or more increased $72 thousand from year-end.  As of September 30, 2024, nonaccrual loans were largely attributed to single family owner occupied (45.49%), non-farm, non-residential (13.00%), and commercial and industrial of (10.63%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $33.92 million as of September 30, 2024, a decrease of $10 thousand, or 0.03%, compared to $33.93 million as of December 31, 2023. Delinquent loans as a percent of total loans totaled 1.35% as of September 30, 2024, which includes past due loans (0.58%) and nonaccrual loans (0.81%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  Total loans modified as of September 30, 2024, were $2.32 million.  As of September 30, 2024, $326 thousand of these loans were 30-89 days past due.

OREO, which is carried at the lesser of estimated net realizable value or cost, increased $154 thousand, or 80.21%, as of September 30, 2024, compared to December 31, 2023, and consisted of 6 properties with an average holding period of approximately 2 months. The net loss on the sale of OREO totaled $29 thousand for the nine months ended September 30, 2024, compared to a net loss of $94 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2024	2023
(Amounts in thousands)
Beginning balance January 1	$192	$703
Additions	623	270
Disposals	(420)	(698)
Valuation adjustments	(14)	(32)
Other adjustments	(35)	-
Ending balance	$346	$243

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

As of September 30, 2024, the balance of the ACL for loans was $35.12 million, or 1.44% of total loans. The ACL at September 30, 2024, decreased $1.07 million from the balance of $36.19 million recorded at December 31, 2023. This decrease included a $2.82 million provision offset by net charge-offs for the nine months of $3.89 million.

The Company is working with borrowers and customers in North Carolina, Tennessee, Virginia, and southern West Virginia affected by the devastating floods, power outages, and water shortages from Hurricane Helene.  This includes payment relief for affected borrowers.  We will continue to monitor the situation over the coming weeks as it relates to asset quality.

At September 30, 2024, the Company also had an allowance for unfunded commitments of $441 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first nine months of 2024, the Company recorded a recovery of provision for credit losses for loan commitments of $305 thousand compared to a provision of provision of $438 thousand recorded in the same period of 2023.

Deposits

Total deposits as of September 30, 2024, decreased $63.07 million, or 2.32%, compared to December 31, 2023.  The largest decreases in deposits occurred in noninterest-bearing demand of $62.20 million, or 6.67%, and interest-bearing demand of $36.22 million, or 5.22%.  Time deposits decreased $9.04 million or 3.57%.  Theses decreases were offset by an increase in savings of $44.38 million or 5.26%.

Total borrowings in the form of retail repurchase agreements as of September 30, 2024, decreased $165 thousand, or 14.75%, compared to December 31, 2023.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2024, the Company’s cash reserves and short-term investment securities totaled $6.50 million and $7.71 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2024, our unencumbered cash totaled $315.34 million, unused borrowing capacity from the FHLB totaled $353.31 million, available credit from the FRB Discount Window totaled $5.85 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $139.56 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2024, increased $17.40 million, or 3.46%, to $520.69 million from $503.29 million as of December 31, 2023.  Capital increased due to net income of $38.56 million.  The increase was offset by dividends declared of $16.35 million as well as the repurchase of our common stock totaling $8.72 million.  Book value per share at September 30, 2024, was $28.47, an increase of $1.27 from year-end 2023.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2023 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2024		December 31, 2023
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	13.76%	16.22%	14.69%	12.97%
Tier 1 risk-based capital ratio	13.76%	16.22%	14.69%	12.97%
Total risk-based capital ratio	15.02%	17.48%	15.94%	14.22%
Tier 1 leverage ratio	10.24%	12.02%	11.52%	10.07%

Our risk-based capital ratios as of September 30, 2024, increased from December 31, 2023, primarily due to a decrease in risk weighted assets and increased capital levels. The decrease in risk-weighted assets was primarily driven by a decrease in both the loan and securities available for sale portfolios.  As of September 30, 2024, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2024.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2024	December 31, 2023
(Amounts in thousands)
Commitments to extend credit	$247,884	$277,462
Standby letters of credit and financial guarantees (1)	122,064	129,220
Total off-balance sheet risk	$369,948	$406,682

(1)	Includes FHLB letters of credit

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

As of September 30, 2024, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 475 to 500 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	September 30, 2024		December 31, 2023
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$1,415	1.1%	$1,606	1.3%
100	719	0.6%	757	0.6%
(100)	(362)	(0.3)%	(3,858)	-3.0%
(200)	(902)	(0.7)%	(9,257)	-7.5%

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

Astronomic federal government spending alongside labor shortages and supply chain complications have contributed to rising inflation. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the third quarter of 2024, the Company purchased 12,854 shares of its common stock.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1-31, 2024	12,854	$36.48	12,854	2,245,206
August 1-31, 2024	-	-	-	2,245,206
September 1-30, 2024	-	-	-	2,245,206
Total	12,854	$36.48	12,854

(1)	In September, 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Company's common stock. The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended September 30, 2024, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

10.9.6	Amendment #5 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan
10.9.7	Amendment #6 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan
10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16,2019, filed on December 19,2019

10.11.1**

First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 99.1 of the Current Report on Form 8-K dated August 22, 2006, filed on August 23, 2006, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.11.2**

Amendment #2 to the First Community Bancshares, Inc. Amended and Restated Nonqualified Supplemental Cash or Deferred Retirement Plan, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on February 28, 2017

10.12.1**

First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2010, filed on December 17, 2010, and Amendment #2, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.2**

Amendment #2 to the First Community Bancshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated May 24, 2016, filed on May 31, 2016

10.12.3**	Amendment #3 to the First Community Bankshares, Inc. Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.12.3 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022
10.12.4**	Amendment #4 to the First Community Bankshares, Inc Supplemental Directors Retirement Plan, as amended and restated, incorporated by reference to Exhibit 10.12.4 of the Annual Report on Form 10-K for the period ended December 31, 2021, filed on March 3, 2022
10.13**	Employment Agreement between First Community Bancshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.15**	Employment Agreement between First Community Bancshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.16**	Employment Agreement between First Community Bancshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on April 16, 2015
10.17**	First Community Bankshares, Inc. 2022 Omnibus Equity Compensation Plan incorporated by reference to Exhibit 99.a of the Definitive Proxy Statement on Form DEF 14A dated April 26, 2022, filed on March 16, 2022
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2024, (Unaudited) and December 31, 2023; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2024 and 2023; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2024 and 2023; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)