Form 10-K
period 2024-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2025-03-07
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its assessment of the effectiveness of its internal control over financial reporting under Section 404 (b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to 240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

☐ Yes ☑ No

As of June 30, 2024, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $504.07 million.

As of  February 25, 2025, there were 18,326,672 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2025, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2024 FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the costs and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of continued changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

Employees and Human Capital Resources

As of December 31, 2024, we had 582 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and customized corporate training engagements.

The safety, health and wellness of our employees is a top priority.  All employees are asked not to come to work when they experience signs or symptoms of a possible communicable illness. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance and keeping increases in the employee portion of health care premiums as small as possible and sponsoring various wellness programs.

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

Market Area

As of December 31, 2024, we operated 53 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking.  Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education; government and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

Competition

The financial services industry is highly competitive and constantly evolving. We encounter strong competition in attracting and retaining deposit, loan, and other financial relationships in our market areas. We compete with other commercial banks, thrifts, savings and loan associations, untaxed and lesser regulated credit unions, consumer finance companies, mortgage banking firms, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. We have positioned ourselves as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. Factors that influence our ability to remain competitive include the ability to develop, maintain, and build long-term customer relationships; the quality, variety, and pricing of products and services; the convenience of banking locations and office hours; technological developments; and industry and general economic conditions. We seek to mitigate competitive pressures with our relationship style of banking, competitive pricing, and cost efficiencies.

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

In order to maintain financial holding company status, the Company and the Bank must be well-capitalized and well-managed under applicable Federal Reserve regulations and have received at least a satisfactory rating under the Community Reinvestment Act of 1977 (“CRA”). See “Prompt Corrective Action” and “Community Reinvestment Act” below. If we fail to meet these requirements, the Federal Reserve may impose corrective capital and managerial requirements and place limitations or conditions on our ability to conduct activities permissible for financial holding companies. If the deficiencies persist, the Federal Reserve may require the Company to divest the Bank or divest investments in companies engaged in activities permissible only for financial holding companies.

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

The Inflation Reduction Act of 2022 (the “IRA”) imposed a 1% excise tax on the fair market value of stock repurchased after December 31, 2022, by publicly traded U.S. corporations. With certain exceptions, the value of stock repurchased is determined net of stock issued in the year, including shares issued pursuant to compensatory arrangements.

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

Management believes that the Company and the Bank's current capital levels exceed the required capital amounts to the considered well-capitalized and also meet the fully phased-in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III Capital Rules as of December 31, 2024. For additional information, see Note 20, "Regulatory Requirements and Restrictions," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2024. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, that began in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted. The FDIC has also retained the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment. The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain

The Volcker Rule

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

Community Reinvestment Act

The CRA, as amended, requires depository institutions to help meet the credit needs of their market areas, including low-and moderate-income individuals and communities, consistent with safe and sound banking practices. Federal banking regulators periodically examine depository institutions and assign ratings based on CRA compliance. A rating of less than satisfactory may restrict certain operating activities, delay or deny certain transactions, or result in an institution losing its financial holding company status. The Bank received a rating of satisfactory in its most recent CRA examination.

On October 24, 2023, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency ("OCC") issued a final rule to strengthen and modernize the CRA regulations.  The final rule is intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models. The final rule introduces new tests under which the performance of banks with over $2 billion in assets will be assessed. The final rule also includes data collection and reporting requirements, some of which are applicable only to banks with over $10 billion in assets. The applicability date for the majority of the provisions in the CRA regulations is January 1, 2026, and additional requirements will be applicable on January 1, 2027.  An institution’s failure to comply with the provisions of the CRA could, at a minimum, result in regulatory restrictions on its activities. The final rule is currently enjoined as to the plaintiff trade associations, while a federal court considers a lawsuit challenging the rule.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  The NASDAQ's listing standards pursuant to the SEC's rule became effective on October 2, 2023. The Company adopted a compensation recovery policy pursuant to the NASDAQ listing standards on October 24, 2023 and was included as Exhibit 97.1 to Form 10-K for the year ended December 31, 2023.

Anti-Tying Restrictions

The Bank and its affiliates are prohibited from tying the provision of certain services, such as extensions of credit, to other services offered by the Company.

Consumer Protection and Privacy

We are subject to certain consumer laws and regulations that are designed to protect consumers in transactions with banks. These laws and regulations include the Mortgage Reform and Anti-Predatory Lending Act, the Truth in Lending Act, the Truth in Savings Act, the Home Mortgage Disclosure Act, the Electronic Funds Transfer Act, the Expedited Funds Availability Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Fair Debt Collections Practices Act, the Right to Financial Privacy Act, the Fair Housing Act, the Real Estate Settlement Procedures Act, the Service Members Civil Relief Act, and various state law counterparts. These laws and regulations contain extensive customer privacy protection provisions that limit the ability of financial institutions to disclose non-public information about consumers to non-affiliated third parties and require financial institutions to disclose certain policies to consumers.

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

Banking organizations are required to notify their primary federal regulators within 36 hours after identifying a “computer-security incident” that the banking organization believes in good faith could materially disrupt or degrade its business or operations in a manner that would, among other things, jeopardize the viability of its operations, result in customers being unable to access their deposit and other accounts, result in a material loss of revenue, profit or franchise value, or pose a threat to the financial stability of the U.S.

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

Bank Secrecy Act and Anti-Money Laundering

The Bank is subject to the requirements of the Bank Secrecy Act of 1970 ("BSA") and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“USA PATRIOT Act”) of 2001. The USA PATRIOT Act broadened existing anti-money laundering legislation by imposing new compliance and due diligence obligations focused on detecting and reporting money laundering transactions. These laws and regulations require the Bank to implement policies, procedures, and controls to detect, prevent, and report money laundering and terrorist financing and to verify the identity of our customers. Violations can result in substantial civil and criminal sanctions. In addition, provisions of the USA PATRIOT Act require the federal financial regulatory agencies to consider the effectiveness of a financial institution's anti-money laundering activities when reviewing mergers and acquisitions.

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends BSA, was enacted in January 2021. The AMLA is intended to be a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for BSA compliance; expands enforcement- and investigation-related authority, including increasing available sanctions for certain BSA violations and instituting BSA whistleblower incentives and protections.

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

Climate-Related and Other ESG Developments

In recent years, federal, state and international lawmakers and regulators have increased their focus on financial institutions' and other companies' risk oversight, disclosures and practices in connection with climate change and other environmental, social and governance (“ESG”) matters.  In addition, several states have enacted or proposed statutes or regulations addressing climate change and other ESG issues, including “anti-ESG” statutes or regulations.

Future Legislation and Regulation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulation, or the application thereof, cannot be predicted, although any change could impact the regulatory structure under which we or our competitors operate and may significantly increase costs, impede the efficiency of internal business processes, require an increase in regulatory capital, require modifications to our business strategy, and limit our ability to pursue business opportunities in an efficient manner. It could also affect our competitors differently than us, including in a manner that would make them more competitive. A change in statutes, regulations or regulatory policies applicable to the Company or the Bank could have a material, adverse effect on our business, financial condition and results of operations.

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

Congress and federal regulatory agencies continually review banking laws, regulations, and policies. Changes to these statutes, regulations, and regulatory policies, including changes in the interpretation or implementation, may cause substantial and unpredictable effects, require additional costs, limit the types of financial services and products offered and fees charged for such services and products, or allow non-banks to offer competing financial services and products. Failure to follow laws, regulations, and policies may result in sanctions by regulatory agencies and civil money penalties, which could have material adverse effects on our reputation, business, financial condition, and results of operations. We have policies and procedures designed to prevent violations; however, there is no assurance that violations will not occur. Existing and future laws, regulations, and policies yet to be adopted may make compliance more difficult or expensive; restrict our ability to originate, broker, or sell loans; further limit or restrict commissions, interest, and other charges earned on loans we originate or sell; and adversely affect our business, financial condition, and results of operations.

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

The processes we use to estimate probable loan losses and to measure the fair value of financial instruments, as well as the processes used to estimate the effects of changing interest rates and other market measures on our financial condition and results of operations, depend upon analytical and forecasting models. These models reflect assumptions that may not be accurate, particularly in times of market stress or other unforeseen circumstances. Even if these assumptions are adequate, the models may prove to be inadequate or inaccurate because of other flaws in their design or their implementation. If the models we use for interest rate risk and asset/liability management are inadequate, we may incur increased or unexpected losses upon changes in market interest rates or other market measures. If the models used for determining probable loan losses are inadequate, the allowance for credit losses may not be sufficient to cover actual loan losses and an increase in the loan loss provision could materially and adversely affect our operating results. Federal regulatory agencies regularly review our loans and allowance for credit losses as an integral part of the examination process. There is no assurance that we will not, or that regulators will not require us to, increase our allowance in future periods, which could materially and adversely affect our earnings and profitability. If the models we use to measure the fair value of financial instruments are inadequate, the fair value of such financial instruments may fluctuate unexpectedly or may not accurately reflect what we could realize upon the sale or settlement of such financial instruments. Any such failure in our analytical or forecasting models could have a material adverse effect on our business, financial condition, and results of operations. For additional information, "Allowance for Credit Losses" in the "Critical Accounting Policies" section in Part II, Item 7 and Note 1, "Basis of Presentation and Significant Accounting Policies," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2024, commercial business and real estate loans totaled $1.58 billion, or 65.46%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $15.74 million and largest outstanding commercial real estate loan was $12.71 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2024, commercial construction loans totaled $72.32 million, or 2.99% our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $20.42 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity.  Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2024, approximately 19.52% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

We rely on electronic communications and information systems, including those provided by third-party service providers, to conduct our business operations. Risks associated with our reliance on internal and third-party technology include cybersecurity incidents, operational failures and service interruptions, misconduct by our employees or those of third parties, and reputational damages. The Bank cannot be certain that we will receive timely notification from our third parties of cyberattacks or other cybersecurity breaches affecting their systems. Like other financial institutions, the Bank experiences malicious cyber activity directed at our vendors and other service providers. There is no guarantee that the measures the Company takes will provide absolute security or recoverability given that the techniques used in cyberattacks are complex and frequently change and are difficult to anticipate. Our employees and third parties may expose the Company and the Bank to risk as a result of human error, misconduct, malfeasance, or a failure or breach of systems and infrastructure. For example, the Company’s ability to conduct business may be adversely affected by any significant disruptions, including to third parties service providers. Our third-party service providers include large entities with significant market presence in their respective fields; therefore, their services could be difficult to replace quickly if there are operational failures or service interruptions.

We face cybersecurity risks which could result in the disclosure of confidential information, adversely affect the Company’s operations, cause reputational damage, and create significant legal and financial exposure.

The Company, the Bank and its customers, regulators, and other third parties, including other financial services institutions and companies engaged in data processing, have been subject to and are likely to continue to be the target of cyberattacks, such as denial of service attacks, hacking, malware or ransomware intrusion, data corruption attempts, terrorist activities, or identity theft. Cyberattacks may expose security vulnerabilities in the Company’s systems or the systems of third parties or other security measures that could result in the unauthorized gathering, monitoring, misuse, release, loss, or destruction of confidential, proprietary, or sensitive information. A cyberattack could also damage the Company’s systems by introducing material disruptions to the Company’s or the Company’s customers’ or other third parties’ network access or business operations. As cyber threats continue to evolve, the Company may be required to expend significant additional resources to continue to modify or enhance the Company’s protective measures or to investigate and remediate any information security vulnerabilities or incidents. Despite efforts to ensure the integrity of the Company’s systems and implement controls, processes, policies and other protective measures, the Company may not be able to anticipate all security breaches, nor may the Company be able to implement sufficient preventive measures against such security breaches, which may result in material losses or other adverse consequences.

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

Specifically, environmental activism may adversely impact the economic viability of many of the Company’s deposit and loan customers in our West Virginia and southwestern Virginia markets. We have customers who operate in carbon-intensive industries like coal, oil and gas that are exposed to climate activism risks and those risks created by a transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. Further, the effects of climate change activism may negatively impact regional and local economic activity, which could impact the economies of the communities the Company serves and in which we operate. The Company’s business, reputation and ability to attract and retain employees and customers may also be harmed if our response to ESG activism is perceived to be excessive or insufficient.  Ongoing legislative or regulatory uncertainties and changes regarding ESG risk management and practices may result in higher regulatory, compliance, credit and reputational risks and costs and may subject us to potentially conflicting requirements.

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

The CRO, Derek Bonnett, has been employed by the Corporation since 2016, having served as the Director of Internal Audit until being named the Chief Risk Officer in 2021. He has over fourteen (14) years of experience providing risk management advice, insight, and assurance to financial institutions.

Mr. Bonnett is a Certified Public Accountant, Certified Internal Auditor, and Certified Information Systems Auditor. He holds a Bachelor of Science in Business Administration with a concentration in Accounting obtained from Concord University in 2010, from which he graduated valedictorian of his class. He is a recipient of the Executive Leadership Certificate from the University of Pennsylvania’s Wharton School of Business and is a graduate, volunteer, and Capstone Advisor to students of the American Bankers Association’s Stonier Graduate School of Banking.

The IT Security Director has over 9 years of experience leading the Bank’s IT Security program.  The Director has a Bachelor of Science in Software Engineering and Computer Science from Radford University and is a member of the Association of Information Technology Professionals.  His credentials include experience and competency with several different programming languages and a multitude of software.

Item 2.	Properties.

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2024, the Bank provided financial services through a network of  branch locations in West Virginia (17 branches), Virginia (23 branches), North Carolina (11 branches), and Tennessee (2 branches). We own all of the branch locations with the exception of two branch locations which are leased; one location in West Virginia and the other in North Carolina.  As of December 31, 2024, there were no mortgages or liens against any properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 7, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 25, 2025, there were 3,449 record holders and 18,326,672 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 257,294 shares of our common stock in 2024, 768,079 shares of our common stock in 2023, and 706,117 shares in 2022.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2024	—	$—	-	2,245,206
November 1-30, 2024	—	-	-	2,245,206
December 1-31, 2024	—	-	-	2,245,206
Total	—	$—	-

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

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2024, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 45 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, and pink sheets. The cumulative returns assume that $100 was originally invested on December 31, 2019, and that all dividends are reinvested.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024

First Community Bankshares, Inc.	100.00	72.83	116.90	122.88	139.74	161.84
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
NASDAQ Composite Index	100.00	144.92	177.06	119.45	172.77	223.87
S&P Global Asset & Regional Peer Group(1)	100.00	80.28	116.66	109.92	105.37	120.02

(1) Includes the following institutions: Bank of the James Financial Group, Inc.; BankFirst Capital Corporation; BayFirst Financial Corp.; C&F Financial Corporation; Capital City Bank Group, Inc.; Carter Bankshares, Inc.; Chesapeake Financial Shares, Inc.; Citizens Bancorp Investment, Inc.; Citizens Holding Company; Coastal Carolina Bancshares, Inc.; CoastalSouth Bancshares, Inc.; Dogwood State Bank; Eagle Financial Services, Inc.; F&M Bank Corp.; FineMark Holdings, Inc.; First Community Bankshares, Inc.; First Community Corporation;  First National Corporation; First US Bancshares, Inc.; Freedom Financial Holdings, Inc.; FVCBankcorp, Inc.; HomeTrust Bancshares, Inc.; John Marshall Bancorp, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; Morris State Bancshares, Inc.; Mountain Commerce Bancorp, Inc.; MVB Financial Corp.; National Bankshares, Inc.; NewtekOne, Inc.; Oakworth Capital, Inc.; Old Point Financial Corporation; PB Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Pinnacle Bankshares Corporation; Primis Financial Corp.; Skyline Bankshares, Inc.; South Atlantic Bancshares, Inc.; Southern First Bancshares, Inc.;  Southern States Bancshares, Inc.; United Bancorporation of Alabama, Inc.; USCB Financial Holdings, Inc.; Uwharrie Capital Corp.; Virginia National Bankshares Corporation; White River Bancshares, Co.

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

Executive Overview

First Community Bankshares, Inc. is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a 150 year-old Virginia-chartered banking institution. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.  As of December 31, 2024, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network supplemented by retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2024, the Trust Division and FCWM managed and administered $1.62 billion in combined assets under various fee-based arrangements as fiduciary or agent.

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

The Company uses a number of economic variables to estimate the allowance for credit losses, with the most significant driver being a forecast of the national unemployment rate. In the December 31, 2024, estimate, the Company assumed an unemployment forecast of  4.3%, compared to the range of 4.0% to 4.3% utilized in the December 31, 2023, estimate.  Based on a sensitivity analysis as of December 31, 2024, an increase of 1% in the unemployment forecast would result in an increase in the allowance for credit losses of approximately 9.00%.

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

Goodwill

Goodwill is tested for impairment annually, on October 31st, or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2024, which resulted in no goodwill impairment. For additional information, see Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

	Year Ended December 31,
	2024	2023	2022
(Amounts in thousands)
Net interest income, GAAP	$126,468	$127,684	$112,663
FTE adjustment(1)	451	454	451
Net interest income, FTE	$126,919	$128,138	$113,114

Net interest margin, GAAP	4.42%	4.43%	3.90%
FTE adjustment(1)	0.02%	0.02%	0.02%
Net interest margin, FTE	4.44%	4.45%	3.92%

(1)	FTE basis of 21%.

Performance Overview

Highlights of our results of operations in 2024, and financial condition as of December 31, 2024, include the following:

●	Annual net income of $51.60 million, or $2.80 per diluted common share, was an increase of $3.58 million, or 7.46%, compared to 2023.
●	Net interest income decreased $1.22 million compared to 2023, primarily due to increased rates paid on interest-bearing deposit liabilities.
●	Net interest margin of 4.44% remained the same when compared to the same period of 2023. The FTE net interest spread decreased 22 basis points. The decrease was primarily driven by an increase in interest expense due to increases in rates paid on interest-bearing deposit liabilities.
●	Provision for credit losses decreased $4.39 million. The decrease in provision is primarily due a much smaller required credit loss provision as the loan portfolio has experienced a decrease of $156.21 million in 2024. Additionally, $1.61 million of the provision in the prior year was attributable to day two provision for the Surrey portfolio.
●	Non-interest income increased $1.94 million, or 5.17%. The increase was primarily driven by gains from the sale of two closed branch properties, as well as an increase in interchange income in 2024. Non-interest expense increased $1.39 million, or 1.46%. 2024 included a non-recurring charge of $1.80 million to settle a putative class action lawsuit while 2023 included a non-recurring charge of $3.00 million to accrue for the settlement of the same lawsuit. In addition, 2023 included $2.39 million in merger expenses related to the Surrey acquisition. The remaining drivers of the increase in 2024 were due to inflationary increases and the addition of Surrey staff and branches.
●
Annualized return on average assets ("ROA") was 1.60% for the twelve months of 2024 compared to 1.48% for the same period of 2023.  Annualized return on average common equity ("ROE") was 10.03% for the twelve months of 2024 compared to 10.02% for the same period of 2023.

●	Non-performing loans to total loans increased to 0.83% of total loans when compared to 0.76% for year-end 2023. Net charge-offs for the year ended December 31, 2024, were $5.37 million, or 0.22% of annualized average loans, compared to net charge-offs of $4.81 million, or 0.19% of annualized average loans, for the same period in 2023.
●	The allowance for credit losses to total loans was 1.44% at December 31, 2024, compared to 1.41% for the same period of 2023.
●	The Company repurchased 257,294 common shares during 2024 for a total cost of $8.72 million.
●	Book value per share at December 31, 2024, was $28.73, an increase of $1.53 from year-end 2023.

Results of Operations

During the last week of September 2024, Hurricane Helene made landfall in Florida’s panhandle, resulting in widespread flooding and washing out of towns and roadways.  Hurricane Helene had a significant impact on western North Carolina. Millions have lost access to critical services like water and sewer, electricity, and telecommunications.  Thousands of miles of roads and bridges were damaged. The hurricane resulted in property damage to our customers, the closing or disruption of many businesses and damage to infrastructure in communities that we serve. Our branch in Banner Elk, North Carolina was temporarily closed due to lack of power and water, but it is now open to the public.  We continue to evaluate the impact of Hurricane Helen on our customers and the Bank’s loans.  Based on our assessment to date, we do not expect the losses related to Hurricane Helene to have a material impact on the Bank’s financial condition or results of operations.

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2024 Compared to 2023		2023 Compared to 2022
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2024	2023	2022	(Decrease)	Change	(Decrease)	Change

Net income	$51,604	$48,020	$46,662	$3,584	7.46%	$1,358	2.91%

Basic earnings per common share	2.81	2.67	2.82	0.14	5.24%	(0.15)	(5.32)%
Diluted earnings per common share	2.80	2.72	2.82	0.08	2.94%	(0.10)	(3.55)%

Return on average assets	1.60%	1.48%	1.45%	0.12%	8.11%	0.03%	2.07%
Return on average common equity	10.03%	10.02%	11.04%	0.01%	0.10%	(1.02)%	(9.24)%

2024 Compared to 2023.  Pre-tax income increased $3.72 million, or 6.00% compared to 2023.  The increase was primarily attributable to a decrease in provision for credit losses of $4.39 million, or 54.95% offset by a decrease in net interest income of $1.22 million, or 0.95%.  Provision for credit losses totaled $3.60 million for 2024 compared to $7.99 million in 2023.  The provision for credit losses in 2023 included $1.61 million recorded for the day two provision for the acquisition of the Surrey loan portfolio. Net interest income totaled $126.47 million for 2024 compared to $127.68 million in 2023.  The decrease in net interest income is primarily attributable to an increase in deposit interest expense due to increased rates on interest-bearing deposits.  Non interest income increased $1.94 million, or 5.17% offset by an increase in non interest expense of $1.39 million, or 1.46%.

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

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2024			2023			2022
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,481,215	$130,196	5.25%	$2,538,361	$127,019	5.00%	$2,298,503	$104,830	4.56%
Securities available for sale	171,081	5,547	3.24%	298,389	8,115	2.72%	256,221	6,172	2.41%
Interest-bearing deposits	206,629	10,850	5.25%	46,601	2,485	5.33%	330,785	3,767	1.14%
Total earning assets	2,858,925	$146,593	5.13%	2,883,351	$137,619	4.77%	2,885,509	$114,769	3.98%
Other assets	374,398			369,700			328,635
Total assets	$3,233,323			$3,253,051			$3,214,144

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$662,584	$796	0.12%	$686,534	$405	0.06%	$683,502	$112	0.02%
Savings deposits	878,584	14,206	1.62%	847,397	6,781	0.80%	880,171	306	0.03%
Time deposits	246,035	4,636	1.88%	267,957	2,155	0.80%	322,158	1,235	0.38%
Total interest-bearing deposits	1,787,203	19,638	1.10%	1,801,888	9,341	0.52%	1,885,831	1,653	0.09%
Borrowings
Federal funds purchased	628	35	5.53%	2,715	139	5.12%	—	—	—
Retail repurchase agreements	1,045	1	0.05%	1,528	1	0.06%	2,239	2	0.07%
Total borrowings	1,673	36	2.15%	4,243	140	3.30%	2,239	2	0.07%
Total interest-bearing liabilities	1,788,876	19,674	1.10%	1,806,131	9,481	0.52%	1,888,070	1,655	0.09%
Noninterest-bearing demand deposits	882,700			926,378			864,224
Other liabilities	47,362			41,477			39,363
Total liabilities	2,718,938			2,773,986			2,791,657
Stockholders' equity	514,385			479,065			422,487
Total liabilities and equity	$3,233,323			$3,253,051			$3,214,144

Net interest income, FTE(1)		$126,919			$128,138			$113,114
Net interest rate spread, FTE(1)			4.03%			4.25%			3.89%
Net interest margin, FTE(1)			4.44%			4.44%			3.92%

(1)	FTE basis based on the federal statutory rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $2.90 million in 2024, $2.74 million in 2023, and $2.62 million in 2022.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2024 Compared to 2023				December 31, 2023 Compared to 2022
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$(2,860)	$6,176	$(139)	$3,177	$10,939	$10,187	$1,063	$22,189
Securities available for sale	(3,462)	1,560	(666)	(2,568)	1,016	796	131	1,943
Interest-bearing deposits with other banks	8,533	(38)	(130)	8,365	(3,236)	13,872	(11,918)	(1,282)
Total interest-earning assets	2,211	7,698	(935)	8,974	8,719	24,855	(10,724)	22,850

Interest paid on(1):
Demand deposits	(14)	420	(15)	391	—	291	2	293
Savings deposits	250	6,921	254	7,425	(11)	6,737	(251)	6,475
Time deposits	(176)	2,894	(237)	2,481	(208)	1,356	(228)	920
Federal funds purchased	—	—	(104)	(104)	—	—	139	139
Retail repurchase agreements	—	—	—	—	—	(1)	—	(1)
Total interest-bearing liabilities	60	10,235	(102)	10,193	(219)	8,383	(338)	7,826

Change in net interest income(1)	$2,151	$(2,537)	$(833)	$(1,219)	$8,938	$16,472	$(10,386)	$15,024

(1)	FTE basis based on the federal statutory rate of 21%.

2024 Compared to 2023. Net interest income comprised 76.25% of total net interest and noninterest income in 2024 compared to 77.32% in 2023.  Net interest income decreased $1.22 million, or 0.95%.   On a FTE basis net interest income decreased $1.22 million, or 0.95%. There was no change in the FTE net interest margin; the FTE net interest spread decreased 22 basis points.  The decrease was primarily driven by an increase in interest expense due to increases in rates paid on interest-bearing deposits.

Average earning assets decreased $24.43 million, or 0.85%, due to decreases in both the average balance of securities available for sale of $127.31 million, or 42.67%, and the average balance of loans of $57.15 million, or 2.25%.  These decreases were offset by an increase in interest-bearing deposits with banks of $160.03 million, or 343.40%.  The yield on earning assets increased 36 basis points, or 7.55% and is attributable to an increase in interest income of $8.97 million, or 6.52%.  Interest income for interest-bearing deposits with banks increased $8.37 million, or 336.62%.  This increase was primarily driven by an increase in the average balance as noted above offset by a decrease in the yield of 8 basis points.  Interest income on loans also increased $3.18 million, or 2.50%.  The increase was primarily due to an increase in yield of 25 basis points offset by a decrease in the average balance of $57.15 million.  Interest income on securities available for sale decreased $2.57 million, or 31.65%.  The yield increased 52 basis points, however, the average balance decreased $127.31 million, or 42.67%.  The average loan to deposit ratio decreased to 92.93% from 93.04% in 2023.  Non-cash accretion increased  $155 thousand, or 5.65% to $2.90 million.  The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 10 basis points for  2024 compared to 9 basis points in 2023.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $17.26 million, or 0.96%, primarily due to a decrease in interest-bearing deposits of $14.69 million, or 0.81%.  Interest-bearing demand deposits decreased $23.95 million, or 3.49%, and time deposits decreased $21.92 million, or 8.18%.  Savings deposits increased $31.19 million or 3.68%.  The yield on interest-bearings liabilities increased 58 basis points and is primarily due to increased rates paid on interest-bearing deposit liabilities.

2023 Compared to 2022.   Net interest income comprised 77.32% of total net interest and noninterest income in 2023 compared to 75.19% in 2022.  Net interest income increased $15.02 million, or 13.33%, and increased $15.02 million, or 13.28%, on a FTE basis. The FTE net interest margin increased 52 basis points and the FTE net interest spread increased 36 basis points.  The increase was primarily driven by increases in both average balances and rates for loans and securities available for sale.  The average balance for loans increased $239.86 million, while the yield increased 44 basis points resulting in a tax effected increase in interest on loans of $22.19 million compared to 2022.  The average balance for securities available for sale increased $42.17 million and the yield increased 31 basis points resulting in a tax effected increase to interest on securities available for sale of $1.94 million compared to 2022.

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

Provision for Credit Losses

2024 Compared to 2023.  The provision charged to operations decreased $4.39 million compared to the prior year.  The provision expense of $3.60 million was comprised of $4.00 million related to provision expense for loans and a recovery of provision of $405 thousand for unfunded loan commitments.  Provision for credit losses for loans of $4.00 million was recorded compared to the provision of $8.44 million recorded in 2023.  The decrease in provision is primarily due a much smaller required credit loss provision as the loan portfolio has experienced a decrease of $156.21 million.  Additionally, $1.61 million of the provision in the prior year was attributable to day two provision for the Surrey portfolio.  As noted above, a recovery of provision for loan commitments was recorded in 2024 of  $405 thousand compared to a recovery of provision of $450 thousand in 2023.

2023 Compared to 2022.  The provision charged to operations increased $1.41 million compared to the prior year.  The provision expense of $7.99 million was comprised of $8.44 million related to provision expense for loans and a recovery of provision of $450 thousand for unfunded loan commitments.  Provision for credit losses for loans of $8.44 million was recorded compared to the provision of $6.57 million recorded in 2022.  The increase in provision is commensurate with changes in economic forecasts and growth in the loan portfolio associated with the acquisition of Surrey Bancorp on April 21, 2023.  $1.61 million of the provision is attributable to day two provision for the Surrey portfolio.  As noted above, a recovery of provision for loan commitments was recorded in 2023 of $450 thousand and was recorded in provision for credit losses.   A provision expense of $518 thousand was recorded for unfunded loan commitments in 2022 and was recorded in other operating expense.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2024 Compared to 2023		2023 Compared to 2022
	Year Ended December 31,			Increase	%	Increase	%
	2024	2023	2022	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$4,485	$4,179	$3,855	$306	7.32%	$324	8.40%
Service charges on deposits	14,012	13,996	14,213	16	0.11%	(217)	-1.53%
Other service charges and fees	14,392	13,647	12,308	745	5.46%	1,339	10.88%
Net gain on sale of securities	-	(21)	-	21	—	(21)	-
Gain on divestiture	-	-	1,658	—	—	(1,658)	—
Other operating income	6,501	5,651	5,148	850	15.04%	503	9.77%
Total noninterest income	$39,390	$37,452	$37,182	$1,938	5.17%	$270	0.73%

2024 Compared to 2023. Noninterest income comprised 23.75% of total net interest and noninterest income in 2024 compared to 22.68% in 2023.  Noninterest income increased $1.94 million, or 5.17%.  Other operating income increased $850 thousand, or 15.04%.  Other operating income for 2024 included a gain of $825 thousand from the sale of two closed branch properties, while other operating income for the same period of 2023 included a gain of $204 thousand for the sale of one closed branch property.  In addition, other operating income for 2024, included a holdback payment of $184 thousand related to a prior divestiture of an insurance agency.  Other service charges and fees increased $745 thousand, or 5.46%.  The increase is primarily attributable to an increase in net interchange income of $709 thousand.

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

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2024 Compared to 2023		2023 Compared to 2022
	Year Ended December 31,			Increase	%	Increase	%
	2024	2023	2022	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$51,702	$49,887	47,183	$1,815	3.64%	$2,704	5.73%
Occupancy expense	5,286	4,967	4,818	319	6.42%	149	3.09%
Furniture and equipment expense	6,368	5,878	6,001	490	8.34%	(123)	-2.05%
Service fees	9,642	8,908	7,606	734	8.24%	1,302	17.12%
Advertising and public relations	3,861	3,300	2,409	561	17.00%	891	36.99%
Professional fees	1,218	1,567	1,303	(349)	-22.27%	264	20.26%
Amortization of intangibles	2,131	1,731	1,446	400	23.11%	285	19.71%
FDIC premiums and assessments	1,463	1,511	1,126	(48)	-3.18%	385	34.19%
Merger expense	—	2,393	596	(2,393)	-100.00%	1,797	301.51%
Divestiture expense	—	—	153	—	—	(153)	-100.00%
Litigation expense	1,800	3,000	—	(1,200)	—	3,000	—
Other operating expense	13,096	12,035	10,475	1,061	8.82%	1,560	14.89%
Total noninterest expense	$96,567	$95,177	$83,116	$1,390	1.46%	$12,061	14.51%

2024 Compared to 2023.  Non interest expense increased $1.39 million, or 1.46%.  Salaries and employee benefits increased $1.82 million, other operating expense increased $1.06 million, and service fees increased $734 thousand.  The increases in non-interest expense is primarily due to the addition of the Surrey branches as well as inflationary increases.  Non interest expense for 2023 included non-recurring expense of $2.39 million in merger charges related to the Surrey acquisition.  2024 included a non-recurring charge of $1.80 million to settle a putative class action lawsuit while 2023 included a non-recurring charge of $3.00 million to accrue for the settlement of the same lawsuit.

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

2024 Compared to 2023. Income tax expense increased $136 thousand, or 0.97% and was primarily due to the increase in pre-tax income.  The effective tax rate decreased  to 21.45% in 2024 compared to 22.52% in 2023.

2023 Compared to 2022. Income tax expense increased $459 thousand, or 3.40% and was primarily due to the increase in pre-tax income.  The effective tax rate increased slightly to 22.51% in 2023 compared to 22.43% in 2022.

Financial Condition

Total assets as of December 31, 2024, decreased $7.33 million, or 0.22%, to $3.26 billion from $3.27 billion as of December 31, 2023. Loans decreased $156.21 million, or 6.07% while securities available for sale decreased $111.11 million, or 39.55%.  Total liabilities decreased $30.43 million, or 1.10%, and is primarily attributable to a decrease in deposits of $31.08 million.  Stockholders' equity increased $23.10 million, or 4.59%.  The increase is primarily due to earnings offset by dividends paid.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to fund loan demand or deposit liquidation, to pledge as collateral where required, and to make selective investments for Community Reinvestment Act purposes. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2024, decreased $111.11 million, or 39.55%, compared to December 31, 2023. The decrease was primarily due to $221.34 million in maturities, prepayments, and calls in securities available for sale.  The decrease was offset by purchases of $109.98 million.  The market value of debt securities available for sale as a percentage of amortized cost was 91.97% as of December 31, 2024, compared to 95.23% as of December 31, 2023. There were no held-to-maturity debt securities as of December 31, 2024, or 2023.

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2024	2023
(Amounts in years)
Average life	5.69	4.33
Average duration	3.52	2.36

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2024 or 2023.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. Based on the application of the new standard, and that all debt securities available for sale in an unrealized loss position as of December 31, 2024, continue to perform as scheduled, we do not believe that a provision for credit losses is necessary in 2024. We recognized no impairment charges in earnings associated with debt securities in 2024. For additional information, see Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8, of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2024, decreased $156.21 million, or 6.07%, compared to December 31, 2023.  We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2024 or 2023. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the maturities and rate sensitivities of the loan portfolio as of December 31, 2024:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial loans
Construction, development, and other land(1)	$8,549	$6,947	$39,623	$17,200	$72,319
Commercial and industrial	29,729	121,208	60,868	21,049	232,854
Multi-family residential	12,198	43,375	96,781	47,167	199,521
Single family non-owner occupied	3,676	10,075	73,978	107,859	195,588
Non-farm, non-residential	24,792	151,542	325,652	350,237	852,223
Agricultural	1,842	7,609	6,314	911	16,676
Farmland	845	1,764	7,600	2,102	12,311
Total commercial loans	81,631	342,520	610,816	546,525	1,581,492
Consumer real estate loans
Home equity lines	5,517	13,806	64,841	6,063	90,227
Single family owner occupied	2,238	13,736	155,460	478,872	650,306
Owner occupied construction	—	38	620	3,833	4,491
Total consumer real estate loans	7,755	27,580	220,921	488,768	745,024
Consumer and other loans
Consumer loans	5,109	65,209	15,598	1,842	87,758
Other	1,815	—	—	—	1,815
Total consumer and other loans	6,924	65,209	15,598	1,842	89,573
Total loans	$96,310	$435,309	$847,335	$1,037,135	$2,416,089

Rate sensitivities
Predetermined interest rate	$52,012	$372,630	$546,597	$618,573	$1,589,812
Floating or adjustable interest rate	44,298	62,679	300,738	418,562	826,277
Total loans	$96,310	$435,309	$847,335	$1,037,135	$2,416,089

(1)	Construction loans include construction to permanent loans that have not yet converted to principal and interest payments.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2024	2023	2022	2021	2020
Nonperforming
Nonaccrual loans (1)	$19,869	$19,356	$15,208	$20,768	$22,003
Accruing loans past due 90 days or more	149	104	142	87	295
Modified loans past due 90 days or more (2)	—	—	—	—	—
TDRs'(3)(4)	—	—	1,346	1,367	187
Total non-covered nonperforming loans	20,018	19,460	16,696	22,222	22,485
OREO	521	192	703	1,015	2,083
Total nonperforming assets	$20,539	$19,652	$17,399	$23,237	$24,568

Additional Information
Total modified loans (1)	$2,260	$2,046	$—	$—	$—
Total Accruing TDRs (3)	—	—	7,112	8,652	10,248
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	1,195	969	883	1,129	1,586
Actual interest income recorded on restructured and nonperforming loans	5	6	388	422	473

Total ratios
Nonperforming loans to total loans	0.83%	0.76%	0.70%	1.03%	1.03%
Nonperforming assets to total assets	0.63%	0.60%	0.55%	0.73%	0.82%
Allowance for credit losses to nonperforming loans	173.97%	185.97%	183.01%	125.36%	116.44%
Allowance for credit losses to total loans	1.44%	1.41%	1.27%	1.29%	1.20%

(1)	Nonaccrual loans include one modified loan past due 90 days or more of $135 thousand.
(2)	ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures. ASU adopted effective January 1, 2023.
(3)

TDRs restructured within the past six months and nonperforming TDRs exclude nonaccrual TDRs of $1.22 million, $1.80 million, and $1.18 million for the three years ended December 31, 2022.  They were included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

(4)

Total accruing TDRs exclude nonaccrual TDRs of  $1.32 million, $2.52 million, $2.34 million, and for the three years ended December 31, 2022.  They were included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

Nonperforming assets as of December 31, 2024, increased $1.02 million, or 5.20%, from December 31, 2023, with the largest increases attributable to an increase in nonaccrual loans of $513 thousand, or 2.65% and OREO of $329 thousand, or 171.35%.    As of December 31, 2024, nonaccrual loans were largely attributed to single family owner occupied (46.25%), non-farm, non-residential real estate (14.17%), and commercial and industrial loans (12.54%).  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management's estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $37.55 million as of December 31, 2024, a increase of $3.62 million, or 10.67%, compared to $33.93 million as of December 31, 2023. Delinquent loans as a percent of total loans totaled 1.49% as of December 31, 2024, which includes past due loans 0.73% and nonaccrual loans 0.82%, compared to 1.32%  as of December 31, 2023.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  As noted above, ASU 2022-02, eliminated and replaced the accounting guidance for borrowers experiencing financial difficulties previously applied under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, discloses loans for borrowers experiencing financial difficulty as modified loans.  Total loans modified as of December 31, 2024, were $2.26 million as compared to $2.05 million reported as of December 31, 2023.

OREO, which is carried at the lesser of estimated net realizable value or cost, consisted of 7 properties with an average holding period of 4 months as of December 31, 2024. The net loss on the sale of OREO was $28 thousand in 2024, $84 thousand in 2023, and $453 thousand in 2022. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2024	2023
(Amounts in thousands)
Beginning balance	$192	$703
Additions	798	391
Disposals	(420)	(798)
Valuation adjustments	(49)	(104)
Ending balance	$521	$192

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

With the adoption of ASU 2016-13 effective January 1, 2021, the Company changed its method for calculating it allowance for loan losses from an incurred loss method to a life of loan method. See Note 1 – "Basis of Presentation and Significant Accounting Policies" for further details. As of December 31, 2024,  the balance of the ACL for loans was $34.83 million, or 1.44% of total loans. The ACL at December 31, 2024, decreased $1.36 million from the balance of $36.19 million recorded December 31, 2023. This decrease included a provision of $4.00 million and net charge-offs for the twelve months of $5.37 million.

At December 31, 2024, the Company also had an allowance for unfunded commitments of $341 thousand compared to $746 thousand in 2023. The allowance for unfunded commitments is recorded in Other Liabilities on the balance sheet.  During 2024, there was a recovery of provision for credit losses on unfunded commitments of $405 thousand.  The provision for credit losses on unfunded commitments is recorded in provision expense on the Statement of Income.

Management considered the allowance adequate as of December 31, 2024; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Credit Losses or ("ACL")” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Credit Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents net charge-offs by loan class, and the ratio to average loans during the periods indicated:

	December 31,
	2024			2023			2022
(Amounts in thousands)	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans
Commercial loans
Construction, development, and other land	$50	$78,994	0.06%	$511	$108,437	0.47%	$56	$88,204	0.06%
Commercial and industrial	(293)	232,656	-0.13%	(8)	216,618	0.00%	844	169,101	0.50%
Multi-family residential	8	195,335	0.00%	9	163,797	0.01%	105	124,229	0.08%
Single family non-owner occupied	186	201,599	0.09%	13	220,316	0.01%	186	193,455	0.10%
Non-farm, non-residential	—	872,566	0.00%	443	863,078	0.05%	848	754,518	0.11%
Agricultural	(183)	18,940	-0.97%	(30)	18,982	-0.16%	(70)	10,407	-0.67%
Farmland	27	12,707	0.21%	30	13,856	0.21%	38	12,290	0.31%
Total commercial loans	(205)	1,612,797	-0.01%	968	1,605,084	0.06%	2,007	1,352,204	0.15%
Consumer real estate loans
Home equity lines	145	80,467	0.18%	123	77,348	0.16%	67	72,511	0.09%
Single family owner occupied	(106)	670,292	-0.02%	(15)	704,217	0.00%	13	702,384	0.00%
Owner occupied construction	—	11,893	0.00%	—	16,778	0.00%	—	23,898	0.00%
Total consumer real estate loans	39	762,652	0.01%	108	798,343	0.01%	80	798,793	0.01%
Consumer and other loans
Consumer loans	(5,200)	105,766	-4.92%	(5,889)	134,934	-4.36%	(5,960)	147,506	-4.04%
Total	$(5,366)	$2,481,215	-0.22%	$(4,813)	$2,538,361	-0.19%	$(3,873)	$2,298,503	-0.17%

The following table presents the allowance for loan losses by loan class, as of the dates indicated:

	December 31,
	2024		2023
(Amounts in thousands)	Balance	Percentage of Total Allowance	Balance	Percentage of Total Allowance
Commercial loans
Construction, development, and other land	$2,251	2.99%	$3,549	4.12%
Commercial and industrial	4,862	9.64%	3,997	8.24%
Multi-family residential	1,179	8.26%	1,191	7.32%
Single family non-owner occupied	2,483	8.10%	2,581	8.74%
Non-farm, non-residential	8,893	35.27%	9,837	34.78%
Agricultural	600	0.69%	570	0.84%
Farmland	149	0.51%	125	0.55%
Consumer real estate loans
Home equity lines	1,583	3.73%	1,588	3.41%
Single family owner occupied	8,255	26.92%	7,989	27.06%
Owner occupied construction	69	0.19%	116	0.33%
Consumer and other loans
Consumer loans	4,501	3.71%	4,646	4.61%
Total allowance	$34,825	100.00%	$36,189	100.00%

Deposits

Total deposits as of December 31, 2024, decreased $31.08 million, or 1.14%, compared to December 31, 2023.     The largest decrease occurred in noninterest-bearing demand with a decrease of $48.42 million, or 5.20%.  Other decreases occurred in interest-bearing demand of $18.46 million, or 2.66% and time deposits of $12.83 million, or 5.06%.  These decreases were offset by an increase in savings deposits of $48.63 million, or 5.77%   We had no deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits as of December 31, 2024 or 2023.

The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2024:

(Amounts in thousands)
Three months or less	$1,903
Over three through six months	8,477
Over six through twelve months	8,712
Over twelve months	3,300
$22,392

Borrowings

Total borrowings as of December 31, 2024, decreased $213 thousand, or 19.03%, compared to December 31, 2023. Total borrowings for 2024 were comprised entirely of short-term borrowings, which consist of retail repurchase agreements.  The weighted average rate of 0.05% as of December 31, 2024, decreased one basis point from the weighted average rate of 0.06% as of  December 31, 2023.

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

Poor or inadequate liquidity risk management may result in a funding deficit that could have a material impact on our operations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) to detect potential liquidity issues and protect our depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) of the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management; ensures that systems and internal controls are consistent with liquidity policies; and provides accurate reports about liquidity needs, sources, and compliance. The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. The liquidity model incorporates various funding crisis scenarios and a specific action plan is formulated, and activated, when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities. As of December 31, 2024, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Company.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to the Consolidated Financial Statements in Item 8 of this report for the expected timing of such payments as of December 31, 2024. These include payments related to (i) operating leases (Note - 7 Premises, Equipment, and Leases ), (ii) time deposits with stated maturity dates (Note 9 - Deposits), and (iii) commitments to extend credit and standby letters of credit (Note - 19 Litigation, Commitments, and Contingencies).

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2024, the Company’s cash reserves and short-term investment securities totaled $3.95 million and $55.77 million, respectively.  The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the FRB Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2024, our unencumbered cash totaled $377.45 million, unused borrowing capacity from the FHLB totaled $352.32 million, available credit from the FRB Discount Window totaled $5.80 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $145.21 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2024, increased $23.10 million, or 4.59%, to $526.39 million from $503.29 million as of December 31, 2023.  The increase is primarily due to earnings of $51.60 million offset by dividends paid on our common stock totaling $22.02 million. In addition, the Company repurchased 257,294 shares of our common stock totaling $8.72 million. Our book value per common share increased $1.53 to $28.73 as of December 31, 2024, from $27.20 as of December 31, 2023.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III.  Our current minimum required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2024	2023	2022
The Company
Common equity Tier 1 ratio	16.75%	14.69%	13.37%
Tier 1 risk-based capital ratio	16.75%	14.69%	13.37%
Total risk-based capital ratio	18.00%	15.94%	14.62%
Tier 1 leverage ratio	12.25%	11.52%	10.17%

The Bank
Common equity Tier 1 ratio	13.89%	12.97%	11.69%
Tier 1 risk-based capital ratio	13.89%	12.97%	11.69%
Total risk-based capital ratio	15.15%	14.22%	12.94%
Tier 1 leverage ratio	10.32%	10.07%	8.79%

As of December 31, 2024, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, as of December 31, 2024. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 20, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

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

At December 31, 2024, the Federal Open Market Committee set the benchmark federal funds rate at a range of 4.25% - 4.50% basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.  In the downward rate shock presented, benchmark interest rates were assumed at levels with floors near 0%.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	December 31,
	2024		2023
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
400	$5,992	4.7%	$3,285	2.6%
300	4,492	3.5%	2,446	1.9%
200	2,997	2.4%	1,606	1.3%
100	1,505	1.2%	757	0.6%
(100)	(2,883)	-2.3%	(3,858)	-3.0%
(200)	(6,325)	-5.0%	(9,527)	-7.5%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2024, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

Page

Consolidated Balance Sheets as of December 31, 2024 and 2023	39
Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022	40
Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022	41
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, 2023, and 2022	42
Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022	43
Notes to Consolidated Financial Statements	44
Report of Independent Registered Public Accounting Firm on Consolidated Financial Statements and on Management’s Assessment of Internal Control on Financial Reporting	88
Management’s Assessment of Internal Control Over Financial Reporting	92

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amounts in thousands, except share and per share data)	2024	2023
Assets
Cash and due from banks	$78,540	$77,563
Federal funds sold	296,997	37,312
Interest-bearing deposits in banks	1,917	1,545
Total cash and cash equivalents	377,454	116,420
Debt securities available for sale, at fair value	169,849	280,961
Loans held for investment, net of unearned income	2,416,089	2,572,298
Allowance for credit losses	(34,825)	(36,189)
Loans held for investment, net	2,381,264	2,536,109
Premises and equipment, net	48,735	50,680
Other real estate owned	521	192
Interest receivable	9,207	10,881
Goodwill	143,946	143,946
Other intangible assets	13,014	15,145
Other assets	117,226	114,211
Total assets	$3,261,216	$3,268,545

Liabilities
Noninterest-bearing deposits	$883,499	$931,920
Interest-bearing deposits	1,807,748	1,790,405
Total deposits	2,691,247	2,722,325
Securities sold under agreements to repurchase	906	1,119
Interest, taxes, and other liabilities	42,671	41,807
Total liabilities	2,734,824	2,765,251

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	—	—
Common stock, $1 par value; 50,000,000 shares authorized; 27,599,240 issued and 18,321,795 outstanding at December 31, 2024; 27,522,547 shares issued and 18,502,396 shares outstanding at December 31, 2023	18,322	18,502
Additional paid-in capital	169,752	175,841
Retained earnings	349,489	319,902
Accumulated other comprehensive loss	(11,171)	(10,951)
Total stockholders' equity	526,392	503,294
Total liabilities and stockholders' equity	$3,261,216	$3,268,545

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2024	2023	2022
Interest income
Interest and fees on loans	$129,871	$126,727	$104,570
Interest on securities -- taxable	4,958	7,345	5,271
Interest on securities -- tax-exempt	468	611	715
Interest on deposits in banks	10,845	2,482	3,763
Total interest income	146,142	137,165	114,319
Interest expense
Interest on deposits	19,639	9,341	1,654
Interest on short-term borrowings	35	140	2
Total interest expense	19,674	9,481	1,656
Net interest income	126,468	127,684	112,663
Provision for credit losses	3,597	7,985	6,572
Net interest income after provision for loan losses	122,871	119,699	106,091
Noninterest income
Wealth management	4,485	4,179	3,855
Service charges on deposits	14,012	13,996	14,213
Other service charges and fees	14,392	13,647	12,308
Net loss on sale of securities	—	(21)	—
Gain on divestitures	—	—	1,658
Other operating income	6,501	5,651	5,148
Total noninterest income	39,390	37,452	37,182
Noninterest expense
Salaries and employee benefits	51,702	49,887	47,183
Occupancy expense	5,286	4,967	4,818
Furniture and equipment expense	6,368	5,878	6,001
Service fees	9,642	8,908	7,606
Advertising and public relations	3,861	3,300	2,409
Professional fees	1,218	1,567	1,303
Amortization of intangibles	2,131	1,731	1,446
FDIC premiums and assessments	1,463	1,511	1,126
Merger expense	—	2,393	596
Divestiture expense	—	—	153
Litigation expense	1,800	3,000	—
Other operating expense	13,096	12,035	10,475
Total noninterest expense	96,567	95,177	83,116
Income before income taxes	65,694	61,974	60,157
Income tax expense	14,090	13,954	13,495
Net income	$51,604	$48,020	$46,662

Earnings per common share
Basic	$2.81	$2.67	$2.82
Diluted	2.80	2.72	2.82
Cash dividends per common share	1.20	1.16	1.12
Weighted average shares outstanding
Basic	18,349,498	17,996,373	16,519,848
Diluted	18,430,206	18,027,151	16,562,257

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2024	2023	2022
(Amounts in thousands)
Net income	$51,604	$48,020	$46,662
Other comprehensive income, before tax
Available-for-sale debt securities:
Net unrealized (losses) gains on securities	(754)	5,669	(19,793)
Reclassification adjustment for net loss recognized in net income	—	21	—
Net unrealized (losses) gains on available-for-sale debt securities	(754)	5,690	(19,793)
Employee benefit plans:
Net actuarial gain	440	306	1,718
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	37	38	135
Net unrealized gains on employee benefit plans	477	344	1,853
Other comprehensive (loss) income, before tax	(277)	6,034	(17,940)
Income tax benefit (expense)	57	(1,266)	3,767
Other comprehensive (loss) income, net of tax	(220)	4,768	(14,173)
Total comprehensive income	$51,384	$52,788	$32,489

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred		Common		Additional		Other
	Stock	Preferred	Stock	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share and per share data)	Outstanding	Stock	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2022	—	$—	16,878,220	$16,878	$147,619	$264,824	$(1,546)	$427,775
Net income	—	—	-	—	—	46,662	—	46,662
Other comprehensive loss	—	—	-	—	—	—	(14,173)	(14,173)
Common dividends declared -- $1.12 per share	—	—	-	—	—	(18,515)	—	(18,515)
Equity-based compensation expense	—	—	25,137	25	693	—	—	718
Common stock options exercised	—	—	7,575	8	164	—	—	172
Issuance of stock to 401(k) plan	—	—	20,584	20	637	—	—	657
Repurchase of common shares -- at $30.18 per share	—	—	(706,117)	(706)	(20,605)	—	—	(21,311)
Balance December 31, 2022	—	$—	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985

Balance January 1, 2023	—	$—	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Issuance of common stock pursuant to acquisition	—	—	2,996,786	2,997	68,357	-	-	71,354
Net income	—	—	-	—	—	48,020	—	48,020
Other comprehensive income	—	—	-	—	—	—	4,768	4,768
Common dividends declared -- $1.16 per share	—	—	-	—	—	(21,089)	—	(21,089)
Equity-based compensation expense	—	—	24,312	25	572	—	—	597
Common stock options exercised	—	—	4,288	4	87	—	—	91
Issuance of stock to 401(k) plan	—	—	19,690	20	586	—	—	606
Repurchase of common shares -- at $29.99 per share	—	—	(768,079)	(769)	(22,269)	—	—	(23,038)
Balance December 31, 2023	—	$—	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294

Balance January 1, 2024	—	$—	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	—	—	-	—	—	51,604	—	51,604
Other comprehensive loss	—	—	-	—	—	—	(220)	(220)
Common dividends declared -- $1.20 per share	—	—	-	—	—	(22,017)	—	(22,017)
Equity-based compensation expense	—	—	9,204	9	394	—	—	403
Common stock options exercised	—	—	51,088	52	1,358	—	—	1,410
Issuance of stock to 401(k) plan	—	—	16,401	16	619	—	—	635
Repurchase of common shares -- at $33.88 per share	—	—	(257,294)	(257)	(8,460)	—	—	(8,717)
Balance December 31, 2024	—	$—	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Operating activities
Net income	$51,604	$48,020	$46,662
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	3,597	7,985	6,572
Depreciation and amortization of premises and equipment	4,349	3,954	4,154
(Accretion)/amortization of discounts/premiums on investments, net	(998)	(2,471)	(261)
Amortization of intangible assets	2,131	1,731	1,446
Accretion on acquired loans	(2,897)	(2,743)	(2,618)
Gain on divestiture	—	—	(1,658)
Equity-based compensation expense	403	597	718
Issuance of common stock to 401(k) plan	635	606	657
(Gain) loss on sale of premises and equipment, net	(815)	(189)	(772)
Provision expense and loss on sale of other real estate owned	29	84	453
Loss on sale of securities	—	21	—
(Decrease) increase in other operating activities	(299)	4,233	3,671
Net cash provided by operating activities	57,739	61,828	59,024
Investing activities
Proceeds from sale of available for sale securities	—	38,979	—
Proceeds from maturities, prepayments, and calls of securities available for sale	221,335	83,586	25,748
Payments to acquire securities available for sale	(109,979)	(74,103)	(269,337)
Proceeds from repayments (originations of) loans, net	152,942	64,538	(236,620)
Proceeds from bank owned life insurance	585	—	1,763
Redemption of (Payments for) FHLB stock, net	265	(877)	(240)
Net cash provided by (used in) acquisitions and divestitures	—	176,684	(59,039)
Proceeds from sale of premises and equipment	1,129	1,827	1,542
Payments to acquire premises and equipment	(2,807)	(2,770)	(1,160)
Proceeds from sale of other real estate owned	440	798	564
Net cash provided by (used in) investing activities	263,910	288,662	(536,779)
Financing activities
(Decrease) increase in noninterest-bearing deposits, net	(48,421)	(98,637)	47,769
Increase (decrease) in interest-bearing deposits, net	17,343	(261,488)	(37,291)
Payments for securities sold under agreements to repurchase, net	(213)	(755)	—
Repayments of FHLB and other borrowings, net	—	—	338
Proceeds from stock options exercised	1,410	91	172
Payments for repurchase of common stock	(8,717)	(23,038)	(21,311)
Payments of common stock dividends	(22,017)	(21,089)	(18,515)
Net cash used in financing activities	(60,615)	(404,916)	(28,838)
Net increase (decrease) in cash and cash equivalents	261,034	(54,426)	(506,593)
Cash and cash equivalents at beginning of period	116,420	170,846	677,439
Cash and cash equivalents at end of period	$377,454	$116,420	$170,846

Supplemental disclosure -- cash flow information
Cash paid for interest	$19,350	$9,084	$2,114
Cash paid for income taxes	13,385	11,783	7,590

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	798	391	705
Loans originated to finance other real estate	—	20	—
Change in accumulated other comprehensive income/(loss)	(220)	4,768	(14,173)
Acquisitions:
Fair value of assets acquired	—	466,247	—
Fair value of liabilities assumed	—	409,258	—
Net assets acquired	—	71,370	—
Common stock issued in acquisition	—	71,354	—

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

The Company excludes the accrued interest receivable, from the amortized cost basis in measuring expected credit losses on the investment securities.  Nor does the Company record an allowance for credit losses on accrued interest receivable.  As of   December 31, 2024, the accrued interest receivable for investment securities available for sale was $ 694  thousand compared to $1.25 million as of  December 31, 2023.

Other Investments

As a condition of membership in the FHLB and the Federal Reserve, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $12.78 million as of  December 31, 2024, and $13.04 million as of  December 31, 2023.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.62 million as of December 31, 2024, and $3.70 million as of December 31, 2023.

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

Individually Evaluated Loans and Nonperforming Assets.  The Company maintains an active and robust problem credit identification system through its ongoing credit review function.  When a loan no longer shares similar risk characteristics with its segment, the asset is assessed to determine whether it should be included in another pool or should be individually evaluated. The Company currently maintains a net book balance threshold of $500,000 for individually-evaluated loans. Generally, individually-evaluated loans are on nonaccrual status. Based on the threshold above, consumer loans will generally remain in pools unless they meet the dollar threshold and foreclosure is probable. The expected credit losses on individually-evaluated loans will be estimated based on discounted cash flow analysis unless the loan meets the criteria for use of the fair value of collateral, either by virtue of an expected foreclosure or through meeting the definition of collateral-dependent. Financial assets that have been individually evaluated can be returned to a pool for purposes of estimating the expected credit loss insofar as their credit profile improves and that the repayment terms were not considered to be unique to the asset.  The Company follows its nonaccrual policy by reversing contractual interest income in the income statement when the Company places a loan on nonaccrual status. Therefore, Management excludes the accrued interest receivable balance from the amortized cost basis in measuring expected credit losses on the portfolio and does not record an allowance for credit losses on "AIR".  The accrual of interest, which is based on the daily amount of principal outstanding, on individually evaluated loans is generally continued unless the loan becomes delinquent 90 days or more.

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

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. The Company has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  December 31, 2024, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $341 thousand compared to $746 thousand as of  December 31, 2023.  The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The current adjustment to the ACL for unfunded commitments is recognized through provision for credit losses in the Statement of Income. Prior to 2023, the current adjustment to the ACL for unfunded commitments was recognized through other operating expense in the Statement of Income.  For additional information, see Note 6, “Allowance for Credit Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Management has concluded that there was no goodwill impairment for 2024 and  2023.

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

Recent Accounting Standards

Standards Adopted

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". The amendment requires companies to disclose significant segment expenses that are regularly provided to the chief operating decision maker. This ASU became effective for the Company on December 31, 2024. The Company has one reportable segment and as such, adoption of ASU No. 2023-07 did not have a material impact on the Company's financial statements.

Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU are related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU will be effective for annual periods beginning January 1, 2025 and will be applied on a prospective basis with the option to apply the standard retrospectively.  Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance.   The adoption of this pronouncement is not expected to have a material impact on the Consolidated Financial Statements.

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses". The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items. This ASU will become effective for the Company on December 31, 2027.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$55,760	$10	$(1)	$55,769
Municipal securities	13,949	2	(114)	13,837
Corporate Notes	28,598	—	(1,056)	27,542
Mortgage-backed Agency securities	86,380	—	(13,679)	72,701
Total	$184,687	$12	$(14,850)	$169,849

	December 31, 2023
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$5,750	$—	$(1)	$5,749
U.S. Treasury securities	146,653	16	(843)	145,826
Municipal securities	19,528	11	(162)	19,377
Corporate Notes	28,566	—	(1,485)	27,081
Mortgage-backed Agency securities	94,548	2	(11,622)	82,928
	$295,045	$29	$(14,113)	$280,961

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2024. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$55,760	$4,074	$3,761	$63,595
After one year through five years	—	9,875	24,837	34,712
After five years through ten years	—	—	—	—
After ten years	—	—	—	—
Amortized cost	$55,760	$13,949	$28,598	98,307
Mortgage-backed securities				86,380
Total amortized cost				$184,687

Fair value maturity:
One year or less	$55,769	$4,073	$3,719	$63,561
After one year through five years	—	9,764	23,823	33,587
After five years through ten years	—	—	—	—
After ten years	—	—	—	—
Fair value	$55,769	$13,837	$27,542	97,148
Mortgage-backed securities				72,701
Total fair value				$169,849

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$4,984	$(1)	$-	$-	$4,984	$(1)
Municipal securities	3,914	(16)	6,638	(98)	10,552	(114)
Corporate Notes	—	—	27,542	(1,056)	27,542	(1,056)
Mortgage-backed Agency securities	4,100	(81)	68,601	(13,598)	72,701	(13,679)
Total	$12,998	$(98)	$102,781	$(14,752)	$115,779	$(14,850)

	December 31, 2023
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$5,749	$(1)	$—	$—	$5,749	$(1)
U.S. Treasury securities	11,417	(14)	129,108	(829)	140,525	(843)
Municipal securities	4,742	(20)	5,484	(142)	10,226	(162)
Corporate Notes	—	—	27,081	(1,485)	27,081	(1,485)
Mortgage-backed Agency securities	3,421	(10)	78,319	(11,612)	81,740	(11,622)
Total	$25,329	$(45)	$239,992	$(14,068)	$265,321	$(14,113)

There were 103 individual debt securities in an unrealized loss position as of December 31, 2024, and their combined depreciation in value represented 8.74% of the debt securities portfolio. There were 112 individual debt securities in an unrealized loss position as of December 31, 2023, and their combined depreciation in value represented  5.02 % of the debt securities portfolio.

There were no sales of available for sale debt securities in 2024 nor in 2022.  Approximately $38.98 million in securities available for sale were sold in 2023.  Gross gains and gross losses were $30 thousand and $51 thousand, respectively for December 31, 2023.  The carrying amount of securities pledged for various purposes totaled $24.64 million as of December 31, 2024, and $145.09 million as of December 31, 2023.

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

U.S. Treasury securities

U.S. Treasury securities are backed by the full faith and credit of the United States government.  At  December 31, 2024, the total amortized cost of available for sale U. S. Treasury securities was $55.76 million.  Based on management's analysis and judgement, there were no credit losses attributable to U.S. Treasury securities at December 31, 2024.

Municipal securities

Municipal securities are securities issued by various municipalities in the United States.  At  December 31, 2024, the total amortized cost of available for sale Municipal securities was $13.95 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Municipal securities at December 31, 2024.

Corporate Notes

Corporate notes are debt obligations issued by public or private corporations.  As of   December 31, 2024, the total amortized cost of available for sale Corporate notes was $28.60 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Corporate note securities at December 31, 2024.

Mortgage-backed Agency securities

Mortgage-backed Agency securities within the Company's portfolio are issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  As of   December 31, 2024, the total amortized cost of available for sale mortgage-backed Agency securities was $86.38 million.  Each agency provides a guarantee of full and timely payments of principal and interest by the issuing agency.  Based on management's analysis and judgement, there were no credit losses attributable to mortgage-backed Agency securities at December 31, 2024.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes.  Customer overdrafts reclassified as loans totaled $1.82 million as of December 31, 2024, and $1.50 million as of December 31, 2023. Deferred loan fees were $6.60 million as of December 31, 2024, and $7.71 million as of December 31, 2023. For information about off-balance sheet financing, see Note 19, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the periods indicated, to include net deferred loan fees of $6.60 million as of December 31, 2024, and $7.71 million as of December 31, 2023.  Additionally, included is, the unamortized discount total related to loans acquired of $12.39 million as of  December 31, 2024, and $15.29 million as of  December 31, 2023.  Accrued interest receivable of $8.51 million as of December 31, 2024, and $9.64 million as of December 31, 2023, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

The following table presents loans, net of unearned income by loan class, as of the dates indicated:

	December 31,
	2024		2023
(Amounts in thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$72,319	2.99%	$105,945	4.12%
Commercial and industrial	232,854	9.64%	211,850	8.24%
Multi-family residential	199,521	8.26%	188,382	7.32%
Single family non-owner occupied	195,588	8.10%	224,895	8.74%
Non-farm, non-residential	852,223	35.27%	894,550	34.78%
Agricultural	16,676	0.69%	21,669	0.84%
Farmland	12,311	0.51%	14,202	0.55%
Total commercial loans	1,581,492	65.46%	1,661,493	64.59%
Consumer real estate loans
Home equity lines	90,227	3.73%	87,626	3.41%
Single family owner occupied	650,306	26.92%	696,140	27.06%
Owner occupied construction	4,491	0.19%	8,445	0.33%
Total consumer real estate loans	745,024	30.84%	792,211	30.80%
Consumer and other loans
Consumer loans	87,758	3.63%	117,091	4.55%
Other	1,815	0.08%	1,503	0.06%
Total consumer and other loans	89,573	3.71%	118,594	4.61%
Total loans held for investment, net of unearned income	$2,416,089	100.00%	$2,572,298	100.00%

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

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated.

	December 31, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$69,290	$133	$2,896	$—	$—	$72,319
Commercial and industrial	227,108	2,045	3,701	—	—	232,854
Multi-family residential	194,865	3,319	1,337	—	—	199,521
Single family non-owner occupied	187,762	1,701	6,125	—	—	195,588
Non-farm, non-residential	831,821	12,572	7,830	—	—	852,223
Agricultural	11,144	3,589	1,943	—	—	16,676
Farmland	10,729	430	1,152	—	—	12,311
Consumer real estate loans
Home equity lines	86,908	476	2,843	—	—	90,227
Single family owner occupied	627,853	2,047	20,406	—	—	650,306
Owner occupied construction	4,491	—	—	—	—	4,491
Consumer and other loans
Consumer loans	86,177	—	1,581	—	—	87,758
Other	1,815	—	—	—	—	1,815
Total loans	$2,339,963	$26,312	$49,814	$—	$—	$2,416,089

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2023
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$103,573	$1,955	$417	$—	$—	$105,945
Commercial and industrial	207,034	2,097	2,719	—	—	211,850
Multi-family residential	184,565	3,522	295	—	—	188,382
Single family non-owner occupied	215,375	2,016	7,504	—	—	224,895
Non-farm, non-residential	866,711	15,240	12,599	—	—	894,550
Agricultural	15,944	3,878	1,847	—	—	21,669
Farmland	12,480	484	1,238	—	—	14,202
Consumer real estate loans
Home equity lines	83,769	546	3,311	—	—	87,626
Single family owner occupied	669,878	2,360	23,902	—	—	696,140
Owner occupied construction	8,445	—	—	—	—	8,445
Consumer and other loans
Consumer loans	114,725	4	2,362	—	—	117,091
Other	1,503	—	—	—	—	1,503
Total loans	$2,484,002	$32,102	$56,194	$-	$-	$2,572,298

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the dates indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,806	$7,378	$33,423	$12,495	$1,948	$3,589	$651	$69,290
Special Mention	-	-	-	-	65	68	-	133
Substandard	164	2,418	-	-	11	303		2,896
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,970	$9,796	$33,423	$12,495	$2,024	$3,960	$651	$72,319
Current period gross write-offs	$-	$-	$-	$-	$1	$8	$-	$9
Commercial and industrial
Pass	$71,241	$34,794	$50,214	$11,973	$7,332	$12,265	$39,289	$227,108
Special Mention	5	-	35	82	-	1,584	339	2,045
Substandard	193	404	831	457	465	1,351	-	3,701
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$71,439	$35,198	$51,080	$12,512	$7,797	$15,200	$39,628	$232,854
Current period gross write-offs	$24	$95	$351	$48	$34	$2	$-	$554
Multi-family residential
Pass	$775	$10,084	$73,633	$42,533	$28,855	$36,150	$2,835	$194,865
Special Mention	-	-	-	-	-	3,319		3,319
Substandard	-	-	1,285	-	-	52		1,337
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$775	$10,084	$74,918	$42,533	$28,855	$39,521	$2,835	$199,521
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$40,054	$76,285	$226,217	$140,911	$104,728	$235,001	$8,625	$831,821
Special Mention	154	-	565	1,758	-	10,095	-	12,572
Substandard	-	593	285	1,882	872	3,885	313	7,830
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-		-
Total non-farm, non-residential	$40,208	$76,878	$227,067	$144,551	$105,600	$248,981	$8,938	$852,223
Current period gross write-offs	$-	$-	$-	$-	$-	$29	$-	$29
Agricultural
Pass	$646	$3,168	$2,723	$1,561	$245	$1,754	$1,047	$11,144
Special Mention	-	-	256	161	3	3,169		3,589
Substandard	-	429	166	25	79	1,244		1,943
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$646	$3,597	$3,145	$1,747	$327	$6,167	$1,047	$16,676
Current period gross write-offs	$-	$115	$96	$19	$-	$-	$-	$230
Farmland
Pass	$861	$1,175	$1,052	$1,389	$665	$4,429	$1,158	$10,729
Special Mention	-	-	-	99	-	331		430
Substandard	-	-	-	-	142	1,010		1,152
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total farmland	$861	$1,175	$1,052	$1,488	$807	$5,770	$1,158	$12,311
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$10	$106	$1,205	$100	$86	$4,175	$81,226	$86,908
Special Mention	-	-	-	-	-	140	336	476
Substandard	23	22	78	-	22	1,793	905	2,843
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$33	$128	$1,283	$100	$108	$6,108	$82,467	$90,227
Current period gross write-offs	$3	$-	$-	$-	$47	$-	$17	$67
Single family Mortgage
Pass	$16,876	$47,598	$154,680	$204,443	$173,310	$218,047	$661	$815,615
Special Mention	-	-	-	440	-	3,308	-	3,748
Substandard	6	779	1,550	1,270	1,161	21,765	-	26,531
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$16,882	$48,377	$156,230	$206,153	$174,471	$243,120	$661	$845,894
Current period gross write-offs	$-	$-	$-	$185	$-	$84	$-	$269
Owner occupied construction
Pass	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$19,684	$20,709	$24,573	$10,590	$3,214	$1,493	$7,729	$87,992
Special Mention	-	-	-	-	-	-	-	-
Substandard	94	327	532	284	30	279	35	1,581
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$19,778	$21,036	$25,105	$10,874	$3,244	$1,772	$7,764	$89,573
Current period gross write-offs	$1,518	$1,269	$2,277	$908	$243	$105	$373	$6,693

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$162,340	$202,569	$568,038	$426,212	$320,383	$517,200	$143,221	$2,339,963
Special Mention	159	-	856	2,540	68	22,014	675	26,312
Substandard	480	4,972	4,727	3,918	2,782	31,682	1,253	49,814
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$162,979	$207,541	$573,621	$432,670	$323,233	$570,896	$145,149	$2,416,089
Current period gross write-offs	$1,545	$1,479	$2,724	$1,160	$325	$228	$390	$7,851

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Construction, development
and other land
Pass	$12,379	$54,752	$23,328	$4,121	$2,700	$3,874	$2,419	$103,573
Special Mention	1,737	-	-	139	-	79	-	1,955
Substandard	-	-	-	-	175	242	-	417
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$14,116	$54,752	$23,328	$4,260	$2,875	$4,195	$2,419	$105,945
Current period gross write-offs	$-	$-	$-	$-	$13	$-	$-	$13
Commercial and industrial
Pass	$53,619	$64,380	$19,477	$11,538	$5,717	$11,775	$40,528	$207,034
Special Mention	-	229	11	-	349	1,408	100	2,097
Substandard	51	744	276	86	926	636	-	2,719
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$53,670	$65,353	$19,764	$11,624	$6,992	$13,819	$40,628	$211,850
Current period gross write-offs	$66	$168	$201	$51	$32	$66	$-	$584
Multi-family residential
Pass	$6,753	$67,484	$36,621	$30,021	$3,280	$36,982	$3,424	$184,565
Special Mention	-	-	-	-	-	3,522	-	3,522
Substandard	-	-	-	-	-	295	-	295
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$6,753	$67,484	$36,621	$30,021	$3,280	$40,799	$3,424	$188,382
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$83,420	$234,607	$151,433	$114,974	$53,466	$217,034	$11,777	$866,711
Special Mention	65	583	2,590	819	-	11,132	51	15,240
Substandard	1,175	238	1,968	690	3,175	5,143	210	12,599
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$84,660	$235,428	$155,991	$116,483	$56,641	$233,309	$12,038	$894,550
Current period gross write-offs	$-	$8	$-	$-	$-	$2	$-	$10
Agricultural
Pass	$5,004	$4,215	$2,352	$625	$674	$2,094	$980	$15,944
Special Mention	28	276	184	8	90	3,292	-	3,878
Substandard	157	166	50	28	1,188	258	-	1,847
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$5,189	$4,657	$2,586	$661	$1,952	$5,644	$980	$21,669
Current period gross write-offs	$-	$59	$-	$9	$14	$8	$-	$90
Farmland
Pass	$1,380	$1,237	$1,557	$912	$745	$5,766	$883	$12,480
Special Mention	-	-	103	-	-	381	-	484
Substandard	-	-	-	-	-	1,238	-	1,238
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$1,380	$1,237	$1,660	$912	$745	$7,385	$883	$14,202
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Home equity lines
Pass	$9	$962	$86	$73	$68	$3,800	$78,771	$83,769
Special Mention	-	-	-	-	-	45	501	546
Substandard	-	12	-	27	102	1,853	1,317	3,311
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$9	$974	$86	$100	$170	$5,698	$80,589	$87,626
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$227	$227
Single family Mortgage
Pass	$50,826	$164,974	$221,352	$191,156	$44,974	$211,540	$431	$885,253
Special Mention	-	-	465	98	108	3,705	-	4,376
Substandard	236	555	1,464	1,381	1,515	26,255	-	31,406
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$51,062	$165,529	$223,281	$192,635	$46,597	$241,500	$431	$921,035
Current period gross write-offs	$-	$-	$47	$-	$-	$194	$-	$241
Owner occupied construction
Pass	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$3,620	$4,232	$240	$-	$21	$332	$-	$8,445
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$31,243	$43,675	$20,672	$7,710	$3,214	$1,026	$8,688	$116,228
Special Mention	-	-	3	-	-	-	1	4
Substandard	338	820	590	198	157	212	47	2,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$31,581	$44,495	$21,265	$7,908	$3,371	$1,238	$8,736	$118,594
Current period gross write-offs	$1,238	$3,594	$1,852	$518	$196	$77	$185	$7,660

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving	Total
Total Loans
Pass	$248,253	$640,518	$477,118	$361,130	$114,859	$494,223	$147,901	$2,484,002
Special Mention	1,830	1,088	3,356	1,064	547	23,564	653	32,102
Substandard	1,957	2,535	4,348	2,410	7,238	36,132	1,574	56,194
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$252,040	$644,141	$484,822	$364,604	$122,644	$553,919	$150,128	$2,572,298
Current period gross write-offs	$1,304	$3,829	$2,100	$578	$255	$347	$412	$8,825

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans by loan class, as of the dates indicated:

	December 31, 2024			December 31, 2023
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$140	$—	$140	$172	$—	$172
Commercial and industrial	2,492	—	2,492	1,438	—	1,438
Multi-family residential	152	—	152	183	—	183
Single family non-owner occupied	983	—	983	832	—	832
Non-farm, non-residential	2,284	531	2,815	1,271	1,173	2,444
Agricultural	1,541	—	1,541	1,558	—	1,558
Farmland	386	—	386	123	—	123
Consumer real estate loans
Home equity lines	1,072	—	1,072	1,335	—	1,335
Single family owner occupied	9,189	—	9,189	9,365	—	9,365
Owner occupied construction	—	—	—	—	—	—
Consumer and other loans
Consumer loans	1,099	—	1,099	1,906	—	1,906
Total nonaccrual loans	$19,338	$531	$19,869	$18,183	$1,173	$19,356

In both 2024 and 2023 nonaccrual loan interest recognized was immaterial.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the aging of past due loans by loan class, as of the date indicated.  Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.

	December 31, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$40	$2,424	$143	$2,607	$69,712	$72,319	$—
Commercial and industrial	1,100	295	2,285	3,680	229,174	232,854	—
Multi-family residential	—	—	—	—	199,521	199,521	—
Single family non-owner occupied	1,228	434	500	2,162	193,426	195,588	—
Non-farm, non-residential	3,182	123	1,457	4,762	847,461	852,223	—
Agricultural	159	67	492	718	15,958	16,676	—
Farmland	11	2	142	155	12,156	12,311	—
Consumer real estate loans
Home equity lines	599	230	558	1,387	88,840	90,227	—
Single family owner occupied	5,812	1,457	3,974	11,243	639,063	650,306	—
Owner occupied construction	—	—	—	—	4,491	4,491	—
Consumer and other loans
Consumer loans	2,960	932	560	4,452	83,306	87,758	—
Other	—	—	—	—	1,815	1,815	—
Total loans	$15,091	$5,964	$10,111	$31,166	$2,384,923	$2,416,089	$—

	December 31, 2023
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$38	$6	$23	$67	$105,878	$105,945	$—
Commercial and industrial	1,232	766	390	2,388	209,462	211,850	—
Multi-family residential	115	68	—	183	188,199	188,382	—
Single family non-owner occupied	777	455	232	1,464	223,431	224,895	—
Non-farm, non-residential	617	229	382	1,228	893,322	894,550	—
Agricultural	22	56	217	295	21,374	21,669	—
Farmland	15	—	—	15	14,187	14,202	—
Consumer real estate loans
Home equity lines	639	343	534	1,516	86,110	87,626	—
Single family owner occupied	6,108	2,831	3,519	12,458	683,682	696,140	—
Owner occupied construction	—	—	—	—	8,445	8,445	—
Consumer and other loans
Consumer loans	4,390	1,440	1,087	6,917	110,174	117,091	—
Other	—	—	—	—	1,503	1,503	—
Total loans	$13,953	$6,194	$6,384	$26,531	$2,545,767	$2,572,298	$—

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

	December 31, 2024			December 31, 2023
(Amounts in thousands)	Balance	Collateral Coverage	Coverage Ratio	Balance	Collateral Coverage	Coverage Ratio
Commercial Real Estate
Other	$531	$645	121.57%	$1,173	$825	70.33%
Consumer owner occupied	-	-		-	-
Total collateral dependent loans	$531	$645	121.57%	$1,173	$825	70.33%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$625	0.07%	Deferred 6 months of interest to Loan Maturity.
Single Family Owner Occupied	509	0.08%	Deferred $66 thousand in Principal to Loan Maturity.
Single Family Non Owner Occupied	30	0.02%	Deferred 6 months of interest to Loan Maturity.
Commercial & Industrial	135	0.06%	Deferred $8 thousand in Principal to Loan Maturity.
Total	$1,299

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$144	0.06%	Delayed repayment of P & I for two years.
Consumer	2	0.00%	Extended term from 60 to 84 months.
Home Equity	2	0.00%	Delayed repayment of P & I for two years.
Total	$148

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$806	0.12%	Reduced interest income and extended time to recover principal.
Consumer	7	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$813

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$662	0.07%	Deferred 6 months of interest to loan maturity.
Single family owner occupied	548	0.08%	Deferred $66 thousand in principal to loan maturity.
Single family non owner occupied	89	0.04%	Deferred 6 months of interest to loan maturity.
Commercial & industrial	171	0.08%	Deferred $8 thousand in principal to loan maturity.
Total	$1,470

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Consumer	$6	0.01%	Extended term from 60 to 84 months.
Total	$6

	Principal Forgiveness
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$5	0.00%	Reduced amortized cost basis by $13 thousand.
Total	$5

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2023	Financing Receivable	Financial Effect

(Amounts in thousands)
Single family owner occupied	$565	0.08%	Reduced interest income and extended time to recover principal.
Total	$565

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  As of   December 31, 2024, there were no modified loans (or portions of a loan) deemed uncollectible.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last twelve months:

	December 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non Farm, Non Residential Property	$625	$-	$-
Single Family Owner Occupied	1,140	174	-
Single Family Non Owner Occupied	-	30	-
Commercial & Industrial	144	-	135
Consumer	10	-	-
Home Equity	2
Total	$1,921	$204	$135

	December 31, 2023
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non farm, non residential property	$662	$-	$-
Single family owner occupied	864	254	-
Single family non owner occupied	89
Commercial & industrial	171
Consumer	6	-	-
Total	$1,792	$254	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2024	December 31, 2023
(Amounts in thousands)
Total OREO	$521	$192

OREO secured by residential real estate	$521	$192
Residential real estate loans in the foreclosure process(1)	$2,625	$1,895

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated.

	Year Ended December 31, 2024
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance

Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,227)	175	5,054	4,002
(Recovery of) provision for credit losses - loan commitments	(426)	17	4	(405)
Total provision for credit losses - loans and loan commitments	(1,653)	192	5,058	3,597
Charge-offs	(822)	(336)	(6,693)	(7,851)
Recoveries	617	375	1,493	2,485
Net (charge-offs) recoveries	(205)	39	(5,200)	(5,366)
Allowance for credit losses - loans	20,418	9,907	4,500	34,825
Allowance for credit losses - loan commitments	171	138	32	341
Ending balance	$20,589	$10,045	$4,532	$35,166

	Year Ended December 31, 2023
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance

Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$17,213	$8,931	$4,412	$30,556
Allowance for credit losses - loan commitments	1,018	156	22	1,196
Total allowance for credit losses beginning of year	18,231	9,087	4,434	31,752
Purchased credit deteriorated -Surrey acquisition	1,452	529	30	2,011
Provision for credit losses:
Provision for (recovery of) credit losses - loans	2,217	125	6,093	8,435
(Recovery of) provision for credit losses - loan commitments	(421)	(35)	6	(450)
Total provision for credit losses - loans and loan commitments	1,796	90	6,099	7,985
Charge-offs	(753)	(412)	(7,660)	(8,825)
Recoveries	1,721	520	1,771	4,012
Net (charge-offs) recoveries	968	108	(5,889)	(4,813)
Allowance for credit losses - loans	21,850	9,693	4,646	36,189
Allowance for credit losses - loan commitments	597	121	28	746
Ending balance	$22,447	$9,814	$4,674	$36,935

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2024	2023
(Amounts in thousands)
Land	$19,309	$19,497
Buildings and leasehold improvements	50,903	51,557
Equipment	43,889	42,810
Total premises and equipment	114,101	113,864
Accumulated depreciation and amortization	(65,366)	(63,184)
Total premises and equipment, net	$48,735	$50,680

There were no impairment charges related to certain long-term investments in land and buildings in 2024, in 2023, or in  2022. Depreciation and amortization expense for premises and equipment was $4.35 million in 2024, $3.95 million in 2023, and $4.15 million in 2022.

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

The Company’s current operating leases relate to two existing bank branches and one operating lease acquired in a prior bank acquisition. The acquired operating lease was for vacant land and will terminate in July of 2029.   The Company's ROU asset was $489 thousand as of   December 31, 2024, compared to $594 thousand as of December 31, 2023.  The operating lease liability as of  December 31, 2024, was $515 thousand compared to $620 thousand as of December 31, 2023.  The Company’s total operating leases have remaining terms of 3 months to 4.5 years compared with 1 years to 5.5 years as of December 31, 2023. The  December 31, 2024, weighted average discount was 3.39%, compared to 3.24% from December 31, 2023.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of the dates indicated are as follows:

Year	Amount
(Amounts in thousands)
2025	$130
2026	110
2027	101
2028	101
2029 and thereafter	59
Total lease payments	501
Less: Interest	(14)
Present value of lease liabilities	$515

Lease expense which is included in occupancy expense on the Consolidated Statement of Income was $178 thousand in 2024, $171 thousand in 2023, and $175 thousand in 2022. The Company maintained no subleases as of December 31, 2024.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. The Company performed its annual assessment of goodwill as of October 31, 2024, and concluded that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

As of December 31, 2024, and as of   December 31, 2023, the Company's goodwill totaled $143.95 million.  The Surrey acquisition resulted in the Company recognizing $14.38 million in goodwill in the transaction.  The balance was $129.57 million for 2022.

(Amounts in thousands)
Balance January 1, 2022	$129,565
Acquisitions	—
Balance December 31, 2022	$129,565

Balance January 1, 2023	$129,565
Acquisitions	14,381
Balance December 31, 2023	$143,946

Balance January 1, 2024	$143,946
Acquisitions	—
Balance December 31, 2024	$143,946

Other Intangible Assets

As of December 31, 2024, the remaining lives of core deposit intangibles ranged from 6 months to 8 years with a weighted average remaining life of 7.63 years.  The Surrey acquisition resulted in the Company recognizing $12.70 million in core deposit intangibles. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2024	2023	2022
(Amounts in thousands)
Core deposit intangibles	$25,374	$12,674	$12,674
Acquisitions	—	12,700	—
Accumulated amortization	(12,360)	(10,229)	(8,498)
Total other intangible assets, net	$13,014	$15,145	$4,176

Amortization expense for other intangible assets was $2.13 million in 2024, $1.73 million in  2023, and $1.45 million in  2022.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2024:

(Amounts in thousands)
2025	$1,916
2026	1,719
2027	1,719
2028	1,719
2029	1,717
2030 and thereafter	4,224
Total estimated amortization expense	$13,014

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2024	2023
(Amounts in thousands)
Noninterest-bearing demand deposits	$883,499	$931,920
Interest-bearing deposits
Interest-bearing demand deposits	675,522	693,979
Money market accounts	338,527	307,487
Savings deposits	553,158	535,566
Certificates of deposit	162,139	166,417
Individual retirement accounts	78,402	86,956
Total interest-bearing deposits	1,807,748	1,790,405
Total deposits	$2,691,247	$2,722,325

The following schedule presents the contractual maturities of time deposits, defined as certificates of deposits and individual retirement accounts, by year, as of December 31, 2024:

(Amounts in thousands)
2025	$163,517
2026	31,564
2027	17,932
2028	15,805
2029	9,695
2030 and thereafter	2,028
Total contractual maturities	$240,541

Time deposits of $250 thousand or more totaled $22.39 million as of December 31, 2024, and $18.59 million as of December 31, 2023. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2024:

(Amounts in thousands)
Three months or less	$1,903
Over three through six months	8,477
Over six through twelve months	8,712
Over twelve months	3,300
Total contractual maturities	$22,392

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2024		2023
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Retail repurchase agreements	$906	0.05%	$1,119	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2024:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
Municipal securities	$220	$-	$-	$-	$220
Mortgage-backed Agency securities	686	—	—	—	686
Total	$906	$—	$—	$—	$906

As of December 31, 2024, unused borrowing capacity with the FHLB totaled $352.32 million, net of FHLB letters of credit of $122.72 million. The Company pledged $475.03 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments. Therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2024.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2024			2023
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$3,109	$116	$—	$3,557	$136	$—
Derivatives not designated as hedges
Interest rate swaps	-	-	-	-	-	-
Total derivatives	$3,109	$116	$—	$3,557	$136	$—

The following table presents the interest component of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(97)	$(102)	$35	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	-	-	90	Interest and fees on loans
Total derivative expense	$(97)	$(102)	$125

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

	December 31,
	2024	2023
(Amounts in thousands)
Beginning balance	$9,050	$9,488
Effect of curtailment	—	—
Service cost	—	—
Interest cost	414	451
Actuarial gain	(440)	(306)
Benefits paid	(583)	(583)
Ending balance	$8,441	$9,050

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2024	2023	2022	Income Statement Location
(Amounts in thousands)
Service cost	$—	$—	$—	Salaries and employee benefits
Interest cost	414	451	332	Other expense
Effect of curtailment	—	—	—	Salaries and employee benefits
Amortization of prior service cost	—	—	—	Other expense
Amortization of losses	37	38	135	Other expense
Net periodic cost	$451	$489	$467

Assumed discount rate	5.35%	4.79%	4.96%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2024:

(Amounts in thousands)
2025	$731
2026	823
2027	793
2028	755
2029	714
2030 through 2034	3,459

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2024 or 2023. There was no deferred compensation plan expense in 2024,  2023, or 2022.

The Company maintains a deferred compensation plan, referred to as the WRAP, and is a voluntary, non-tax qualified deferred compensation plan available to certain employees, including executive officers. Under the plan, participants may defer a portion of their base and/or annual incentive compensation. The plan is intended to mirror the Corporation's qualified KSOP, and may include discretionary match that coincides with a match made to the KSOP to the extent participants cannot otherwise receive the full match in the KSOP. The balance as of December 31, 2024 and 2023 was $8.73 million and $8.28 million, respectively.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2024, stop-loss insurance coverage generally limits the Company’s risk of loss to $200 thousand for individual claims and $5.56 million for aggregate claims. Health plan expenses were $4.10 million in  2024, $4.16 million in 2023, and $4.04 million in 2022.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $1.89 million in 2024, $1.76 million in 2023, and $1.82 million in 2022. The KSOP held 266,533  shares of the Company’s common stock as of December 31, 2024, 282,072 shares as of December 31, 2023, and 309,019 shares as of December 31, 2022.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(Amounts in thousands)
Pre-tax compensation expense	$403	$597	$718
Excess tax (benefit) expense	(227)	(167)	(68)

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2024:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2024	186,264	$29.72
Granted	—	—
Exercised	(51,088)	27.61
Canceled/Expired	(4,536)	22.58
Outstanding, December 31, 2024	130,640	$30.79	5.49	$1,417
Exercisable, December 31, 2024	130,640	$30.79	5.49	$1,417

There were no options granted in 2024.  There were 51,088 options exercised in 2024  and 4,288 options exercised in 2023.  The intrinsic value of options exercised was $832 thousand in 2024, and $58 thousand in 2023. As of December 31, 2024, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Stock Unit Awards

The following table presents restricted stock activity and related information for the year ended December 31, 2024:

	Shares/Units	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2024	108,993	$37.10
Granted	59,484	33.99
Vested	(16,648)	35.00
Canceled	(708)	41.55
Nonvested, December 31, 2024	151,121	$36.09

As of December 31, 2024, unrecognized compensation cost related to nonvested restricted stock/unit awards totaled $2.47 million with an expected weighted average recognition period of  1.91 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Other operating income
Bank owned life insurance	$1,143	$829	$961
Other(1)	5,358	4,822	4,187
Total other operating income	$6,501	$5,651	$5,148

Other operating expense
OREO expense and net loss	50	129	557
Telephone and data communications	1,313	1,326	1,658
Office supplies	599	586	494
Other(1)	11,134	9,994	7,766
Total other operating expense	$13,096	$12,035	$10,475

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 14. Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Current tax expense:
Federal	$11,070	$11,055	$9,883
State	1,173	1,553	1,648
Total current tax expense	12,243	12,608	11,531

Deferred tax expense:
Federal	1,624	1,166	1,800
State	223	180	164
Total deferred tax expense	1,847	1,346	1,964
Total income tax expense	$14,090	$13,954	$13,495

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

	Year Ended December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$13,796	21.00%	$13,014	21.00%	$12,633	21.00%
State income tax, net of federal benefit	1,102	1.68%	1,368	2.21%	1,432	2.38%
	14,898	22.68%	14,382	23.21%	14,065	23.38%
Increase (decrease) resulting from:
Tax-exempt interest income	(351)	(0.54)%	(348)	(0.56)%	(347)	(0.58)%
Excess tax benefits	(104)	(0.16)%	(25)	(0.04)%	(24)	(0.04)%
Bank owned life insurance	(227)	(0.35)%	(167)	(0.27)%	(68)	(0.11)%
Other items, net	(126)	(0.19)%	112	0.17%	(131)	(0.22)%
Income tax at the effective tax rate	$14,090	21.44%	$13,954	22.51%	$13,495	22.43%

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2024	2023
Deferred tax assets
Allowance for credit losses	$8,193	$8,523
Unrealized losses on available-for-sale securities	3,116	2,958
Unrealized asset losses	329	420
FDIC assisted transactions	333	346
Deferred loan fees	3,978	4,674
Deferred compensation assets	6,918	6,316
Federal net operating loss carryforward	—	266
Lease liability	121	146
Accrued litigation	83	824
Other	1,200	831
Total deferred tax assets	24,271	25,304

Deferred tax liabilities
Fixed assets	(1,332)	(939)
Intangible assets	(4,671)	(4,303)
Odd days interest deferral	(3,874)	(4,134)
Purchase accounting	(31)	(81)
Right of use asset	(115)	(140)
Other	(1,197)	(869)
Total deferred tax liabilities	(11,220)	(10,466)
Net deferred tax asset	$13,051	$14,838

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2024 or 2023. The Company had no deferred tax valuation allowance recorded as of December 31, 2024 or 2023, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company and its subsidiaries are subject to U.S. federal income tax of the various states.  The Company is no longer subject to examination by federal or state taxing authorities for years before 2021.

At  December 31, 2024, the Company had no federal or state net operating loss carryforwards.

The Company has analyzed the tax positions taken, or expected to be taken in its tax returns, and concluded it has no liability related to uncertain tax positions.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2022	$15	$(1,561)	$(1,546)
Other comprehensive (loss) income before reclassifications	(15,636)	1,357	(14,279)
Reclassified from AOCI	—	106	106
Other comprehensive (loss) income, net	(15,636)	1,463	(14,173)
Balance December 31, 2022	$(15,621)	$(98)	$(15,719)

Balance January 1, 2023	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	4,479	242	4,721
Reclassified from AOCI	16	31	47
Other comprehensive income, net	4,495	273	4,768
Balance December 31, 2023	$(11,126)	$175	$(10,951)

Balance January 1, 2024	$(11,126)	$175	$(10,951)
Other comprehensive (loss) income before reclassifications	(596)	347	(249)
Reclassified from AOCI	—	29	29
Other comprehensive (loss) income, net	(596)	376	(220)
Balance December 31, 2024	$(11,722)	$551	$(11,171)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2024	2023	2022	Line Item Affected
Available-for-sale securities
Loss recognized	$—	$21	$—	Net loss on sale of securities
Reclassified out of AOCI, before tax	—	21	—	Income before income taxes
Income tax benefit	—	(5)	—	Income tax expense
Reclassified out of AOCI, net of tax	—	16	—	Net income
Employee benefit plans
Amortization of prior service cost	—	—	—	Other operating expense
Amortization of net actuarial loss	37	38	135	Other operating expense
Reclassified out of AOCI, before tax	37	38	135	Income before income taxes
Income tax benefit	(8)	(7)	(29)	Income tax expense
Reclassified out of AOCI, net of tax	29	31	106	Net income
Total reclassified out of AOCI, net of tax	$29	$47	$106	Net income

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

Fair value models may be required when trading activity has declined significantly or does not exist, prices are not current, or pricing variations are significant. For Level 3 securities, the Company obtains the cash flow of specific securities from third parties that use modeling software to determine cash flows based on market participant data and knowledge of the structures of each individual security. The fair values of Level 3 securities are determined by applying proper market observable discount rates to the cash flow derived from third-party models. Discount rates are developed by determining credit spreads above a benchmark rate, such as SOFR, and adding premiums for illiquidity, which are based on a comparison of initial issuance spread to SOFR versus a financial sector curve for recently issued debt to SOFR. Securities with increased uncertainty about the receipt of cash flows are discounted at higher rates due to the addition of a deal specific credit premium based on assumptions about the performance of the underlying collateral. Finally, internal fair value model pricing and external pricing observations are combined by assigning weights to each pricing observation. Pricing is reviewed for reasonableness based on the direction of specific markets and the general economic indicators.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$55,769	$-	$55,769	—
Municipal securities	13,837	—	13,837	$-
Corporate Notes	27,542	—	27,542	—
Mortgage-backed Agency securities	72,701	—	72,701	—
Total available-for-sale debt securities	169,849	—	169,849	—
Equity securities	55	—	55	—
Fair value loans	2,993	—	—	2,993
Derivative assets	116	—	116	—
Deferred compensation assets	8,571	8,571	—	—
Deferred compensation liabilities	10,189	10,189	—	—

	December 31, 2023
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$5,749	$—	$5,749	$—
U.S. Treasury securities	145,826	$—	145,826	$—
Municipal securities	19,377	—	19,377	—
Corporate Notes	27,081	—	27,081	—
Mortgage-backed Agency securities	82,928	—	82,928	—
Total available-for-sale debt securities	280,961	—	280,961	—
Equity securities	55	—	55	—
Fair value loans	3,421	—	—	3,421
Derivative assets	136	—	136	—
Deferred compensation assets	6,729	6,729	—	—
Deferred compensation liabilities	8,282	8,282	—	—

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2023	$3,784
Changes in fair value	63
Changes due to principal reduction	(426)
Balance December 31, 2023	$3,421

Balance January 1, 2024	$3,421
Changes in fair value	20
Changes due to principal reduction	(448)
Balance December 31, 2024	$2,993

No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2024 or 2023.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$531	$—	$—	$531
OREO	521	—	—	521

	December 31, 2023
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$825	$—	$—	$825
OREO	192	—	—	192

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2024

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0%	0%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 74%	61%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2023

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	42%	42%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 100%	10%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$377,454	$377,454	$377,454	$—	$—
Debt securities available for sale	169,849	169,849	—	169,849	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,381,264	2,177,891	—	—	2,177,891
Interest receivable	9,207	9,207	—	1,246	9,635
Deferred compensation assets	8,571	8,571	8,571	—	—
Derivative assets	116	116	—	116	—

Liabilities
Time deposits	240,541	238,262	—	238,262	—
Securities sold under agreements to repurchase	906	906	—	906	—
Interest payable	880	880	—	880	—
Deferred compensation liabilities	10,189	10,189	10,189	—	—

	December 31, 2023
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$116,420	$116,420	$116,420	$—	$—
Debt securities available for sale	280,961	280,961	—	280,961	—
Equity securities	55	55	—	55	—
Loans held for investment, net of allowance	2,536,109	2,350,071	—	—	2,350,071
Interest receivable	10,881	10,881	—	1,246	9,635
Deferred compensation assets	6,729	6,729	6,729	—	—
Derivative assets	136	136		136

Liabilities
Time deposits	253,373	247,141	—	247,141	—
Securities sold under agreements to repurchase	1,119	1,119	—	1,119	—
Interest payable	556	556	—	556	—
Deferred compensation liabilities	8,282	8,282	8,282	—	—

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2024	2023	2022
(Amounts in thousands, except share and per share data)
Net income	$51,604	$48,020	$46,662

Weighted average common shares outstanding, basic	18,349,498	17,996,373	16,519,848
Dilutive effect of potential common shares
Stock options	33,692	15,856	18,784
Restricted stock and units	47,016	14,922	23,625
Total dilutive effect of potential common shares	80,708	30,778	42,409
Weighted average common shares outstanding, diluted	18,430,206	18,027,151	16,562,257

Basic earnings per common share	$2.81	$2.67	$2.82
Diluted earnings per common share	2.80	2.72	2.82

Potential antidilutive common shares
Stock options	—	129,324	131,198
Restricted stock and units	76	32,706	—
Total potential antidilutive shares	76	162,030	131,198

Note 18. Related Party Transactions

Loans to principal officers, directors, and their affiliates were as follows:

	Year Ended December 31,
	2024	2023
(Amounts in thousands)
Beginning balance	$30,017	$30,981
New loans and advances	6,727	5,215
Loan repayments	(11,497)	(6,217)
Reclassifications(1)	307	38
Ending balance	$25,554	$30,017

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $15.16 million as of December 31, 2024, and $15.19 million as of December 31, 2023. Legal fees paid to related parties totaled $81 thousand in 2024, $41 thousand in 2023, and $47 thousand in 2022. There were no lease payments paid to related parties in 2024, 2023, or 2022. Other expense paid to related parties totaled $6 thousand in 2024, $53 thousand in 2023, and $23 thousand in 2022.

Note 19. Litigation, Commitments, and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2024	2023
(Amounts in thousands)
Commitments to extend credit	$252,225	$277,462
Standby letters of credit and financial guarantees(1)	125,561	129,220
Total off-balance sheet risk	377,786	406,682

(1)	Includes FHLB letters of credit

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2024
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$380,602	16.75%	$102,277	4.50%	$159,097	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	380,602	16.75%	136,369	6.00%	193,190	8.50%	N/A	N/A
Total risk-based capital ratio	409,096	18.00%	181,826	8.00%	238,646	10.50%	N/A	N/A
Tier 1 Leverage ratio	380,602	12.25%	124,267	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$315,006	13.89%	$102,025	4.50%	$158,705	7.00%	$147,369	6.50%
Tier 1 risk-based capital ratio	315,006	13.89%	136,003	6.00%	192,713	8.50%	181,377	8.00%
Total risk-based capital ratio	343,430	15.15%	181,377	8.00%	238,058	10.50%	226,722	10.00%
Tier 1 Leverage ratio	315,006	10.32%	122,092	4.00%	N/A	N/A	152,615	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2023
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$355,157	14.69%	$108,761	4.50%	$169,184	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	355,157	14.69%	145,015	6.00%	205,438	8.50%	N/A	N/A
Total risk-based capital ratio	385,369	15.94%	193,353	8.00%	253,776	10.50%	N/A	N/A
Tier 1 Leverage ratio	355,157	11.52%	123,278	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$312,593	12.97%	$108,461	4.50%	$168,718	7.00%	$156,667	6.50%
Tier 1 risk-based capital ratio	312,593	12.97%	144,615	6.00%	204,872	8.50%	192,820	8.00%
Total risk-based capital ratio	342,805	14.22%	192,820	8.00%	253,077	10.50%	241,026	10.00%
Tier 1 Leverage ratio	312,593	10.07%	124,181	4.00%	N/A	N/A	155,226	5.00%

(1)	Based on prompt corrective action provisions

Note 21. Segment Information

The Company conducts its business activities through community banking. Community banking revolves around serving the community and customers where the bank has branches and offices. Community banking consists of commercial and consumer banking, lending activities, and wealth management.

The Company’s chief executive officer is in charge of allocating the Company’s resources and assessing the Company's performance, and as such, has been identified as the chief operating decision maker. The chief operating decision maker regularly reviews a multitude of reports that have a varying level of combined detail on products offered, however, all of the information and activity reviewed fall under the definition of community banking.

Based on the business activities and information reviewed by the chief operating decision maker, the Company has one reportable segment - Community Banking.

The accounting policies of the community banking segment are the same as those for the Company described in Note 1. In accordance with ASC 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income and Consolidated Balance Sheets, respectively

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22. Parent Company Financial Information

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2024	2023
Assets
Cash and due from banks	$3,952	$14,681
Securities available for sale	55,768	22,468
Investment in subsidiaries	460,789	460,731
Other assets	6,166	6,227
Total assets	$526,675	$504,107

Liabilities
Other liabilities	$283	$813
Total liabilities	283	813

Stockholders' equity
Common stock	18,322	18,502
Additional paid-in capital	169,752	175,841
Retained earnings	349,489	319,902
Accumulated other comprehensive loss	(11,171)	(10,951)
Total stockholders' equity	526,392	503,294
Total liabilities and stockholders' equity	$526,675	$504,107

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2024	2023	2022
(Amounts in thousands)
Cash dividends received from subsidiary bank	$50,800	$45,700	$56,250
Other income	2,432	1,397	222
Other operating expense	1,859	1,524	1,052
Income before income taxes and equity in undistributed net income of subsidiaries	51,373	45,573	55,420
Income tax benefit	50	(41)	(224)
Income before equity in undistributed net income of subsidiaries	51,323	45,614	55,644
Equity in (dividends in excess) of undistributed net income of subsidiaries	281	2,406	(8,982)
Net income	$51,604	$48,020	$46,662

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2024	2023	2022
Operating activities
Net income	$51,604	$48,020	$46,662
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	(1,818)	(3,275)	8,442
Net cash provided by operating activities	49,786	44,745	55,104
Investing activities
Purchase of investment securities	(109,979)	(69,469)	(19,372)
Proceeds from maturities, calls, sales of investment securities	77,750	65,250	11,807
Dividends in excess of undistributed net income of subsidiaries	—	—	—
Net cash (used) provided by investing activities	(32,229)	(4,219)	(7,565)
Financing activities
Proceeds from issuance of common stock	1,410	91	172
Payments for repurchase of common stock	(8,717)	(23,038)	(21,311)
Payments of common dividends	(22,017)	(21,089)	(18,515)
Net change in other financing activities	1,038	1,203	1,375
Net cash (used) provided by financing activities	(28,286)	(42,833)	(38,279)
Cash and cash equivalents increase (decrease)	(10,729)	(2,307)	9,260
Cash and cash equivalents at carrying value at beginning of period	14,681	16,988	7,728
Cash and cash equivalents at carrying value at end of period	$3,952	$14,681	$16,988

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$36,029	$36,789	$36,892	$36,432
Interest expense	4,400	4,877	5,298	5,099
Net interest income	31,629	31,912	31,594	31,333
Provision for credit losses	1,011	144	1,360	1,082
Net interest income after provision	30,618	31,768	30,234	30,251
Noninterest income, excluding net loss on sale of securities	9,259	9,342	10,452	10,337
Noninterest expense	23,386	24,897	24,177	24,107
Income before income taxes	16,491	16,213	16,509	16,481
Income tax expense	3,646	3,527	3,476	3,441
Net income	$12,845	$12,686	$13,033	$13,040

Basic earnings per common share	$0.70	$0.69	$0.71	$0.71
Diluted earnings per common share	0.71	0.71	0.71	0.71
Dividends per common share	0.29	0.29	0.31	0.31

Weighted average basic shares outstanding	18,476,128	18,343,958	18,279,612	18,299,612
Weighted average diluted shares outstanding	18,545,910	18,409,876	18,371,907	18,418,441

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2023
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$30,189	$34,869	$36,105	$36,002
Interest expense	777	2,007	2,758	3,939
Net interest income	29,412	32,862	33,347	32,063
Recovery of credit losses	1,742	4,105	1,109	1,029
Net interest income after provision	27,670	28,757	32,238	31,034
Noninterest income, excluding net loss on sale of securities	8,583	8,785	9,622	10,462
Noninterest expense	20,813	24,671	22,913	26,780
Income before income taxes	15,440	12,871	18,947	14,716
Income tax expense	3,658	3,057	4,307	2,932
Net income	$11,782	$9,814	$14,640	$11,784

Basic earnings per common share	$0.73	$0.53	$0.78	$0.64
Diluted earnings per common share	0.72	0.55	0.79	0.66
Dividends per common share	0.29	0.29	0.29	0.29

Weighted average basic shares outstanding	16,228,297	18,407,078	18,786,032	18,530,114
Weighted average diluted shares outstanding	16,289,489	18,431,598	18,831,836	18,575,226

Crowe LLP Independent Member Crowe Global

- Report of Independent Registered Public Accounting Firm -

Stockholders and the Board of Directors of First Community Bankshares, Inc.

Bluefield, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements").  We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance and Provision for Credit Losses on Loans – Discounted Cash Flow

As more fully described in Notes 1, 4, 5 and 6 of the financial statements, the allowance for credit losses (the “ACL”) is an accounting estimate of the expected credit losses in the loans held for investment portfolio.  Expected credit losses are measured on a collective (pooled) basis for financial assets with similar risk characteristics.  The measurement of expected credit losses is based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  For collectively evaluated loans, the Company uses a combination of discounted cash flow model, which includes the use of probability of default and loss given default assumptions, and open pool model to estimate expected credit losses. For the majority of the segments of collectively evaluated loans, the Company incorporated at least one macroeconomic driver using a statistical regression.  In addition, the Company considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process.

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

March 7, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of First Community Bankshares, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, changes in stockholders' equity and cash flows for the year then ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the “financial statements”) of First Community Bankshares, Inc. (the “Company”). In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations of the Company and cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2024.

Crowe, LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2024. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of   December 31, 2024, appears hereafter in Item 8 of this Annual Report on  Form 10-K.

Dated this 7th day March of  2025.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 2025, (“2025 Annual Meeting”) under the headings “Proposal 1: Election of Directors,” “Director Nominees for the Class of 2028,” “Incumbent Directors,” “Non-Director Named Executive Officers,” and "Other Key Officers," and under the captions “Board Committees,” and “Delinquent Section 16(a) Reports.”

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

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on March 11, 2024.

The Company adopted an Insider Trading Policy on January 23, 2024, a copy of which is available on the Investor Relations section of our website at www.firstcommunitybank.com and included as Exhibit 19.1 to this Form 10-K.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting under the caption, “Board Committees,” and under the headings, “Compensation Discussion and Analysis,” “Director Compensation,” and “Pay Ratio Disclosure.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2024:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	267,285	$37.19	818,125
Equity compensation plans not approved by security holders(2)	14,476	$25.88	—
Total	281,761		818,125

(1) Includes the 2022 Omnibus Equity Compensation Plan and 2012 Omnibus Equity Compensation Plan
(2) Includes the 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2022 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting under the caption “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting under the caption “Independence of Directors” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The Independent Registered Public Accounting Firm is Crowe LLP (PCAOB Firm ID No.173 ) located in Washington, District of Columbia.  The information required by this item is incorporated by reference to our Proxy Statement for 2025  Annual Meeting under the heading, "Independent Registered Public Accounting Firm".

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
10.13**

Amended and Restated Employment Agreements between First Community Bankshares, Inc. and William P. Stafford, II, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated and filed on August 27, 2024.

10.14**	Amended and Restated Employment Agreements between First Community Bankshares, Inc. and Gary R. Mills, incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K dated and filed on August 27, 2024.
10.15**

Amended and Restated Employment Agreements between First Community Bankshares, Inc. and David D. Brown, incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K dated and filed on August 27, 2024.

10.16**

Amended and Restated Employment Agreements between First Community Bankshares, Inc. and Jason R. Belcher, incorporated by reference to Exhibit 10.4 of the Current Report on Form 8-K dated and filed on August 27, 2024.

10.17**	Amended and Restated Employment Agreements between First Community Bankshares, Inc. and Sarah W. Harmon, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on August 27, 2024.
10.18**	First Community Bankshares, Inc. 2022 Omnibus Equity Compensation Plan incorporated by reference to Exhibit 99.a of the Definitive Proxy Statement on Form DEF 14A dated April 26, 2022, filed on March 16, 2022.
10.19**	Amended Nonqualified Deferred Compensation Plan and Adoption Agreement.
19.1*	First Community Bankshares, Inc. Insider Trading Policy.
21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe, LLP Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
23.2*	Consent of Elliott Davis, LLC former Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
First Community Bankshares, Inc. Compensation Recoupment Policy incorporated by reference as Exhibit 97.1 of the Annual Report on Form 10-K for the period ended December 31, 2023, filed on March 8, 2024.

101***

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023, and 2022; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2024, 2023, and 2022; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022; and (vi) Notes to Consolidated Financial Statements

104	The cover page of First Community Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement.
***	Submitted electronically herewith

(b)	Exhibits See Exhibit index included in Item 15(a)(3) of this Annual Report on Form 10-K..
(c)	Financial Statement Schedules See Item 15(a)(2) of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 7th day of March,2025.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer and Director	March 7, 2025
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 7, 2025
David D. Brown

/s/ Gary R. Mills	President and Director	March 7, 2025
Gary R. Mills

/s/ C. William Davis	Director	March 7, 2025
C. William Davis

/s/ Samuel L. Elmore	Director	March 7, 2025
Samuel L. Elmore

/s/ Richard S. Johnson	Director	March 7, 2025
Richard S. Johnson

/s/ Harriet B. Price	Director	March 7, 2025
Harriet B. Price

/s/ M. Adam Sarver	Director	March 7, 2025
M. Adam Sarver

/s/ Beth A. Taylor	Director	March 7, 2025
Beth A. Taylor