Form 10-Q
period 2025-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2025-05-02
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
or

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
☐ Yes ☑ No

As of April 29, 2025, there were 18,279,128 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations including tariffs or changes in trade policies;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2025	2024(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$85,486	$78,540
Federal funds sold	327,226	296,997
Interest-bearing deposits in banks	1,970	1,917
Total cash and cash equivalents	414,682	377,454
Debt securities available-for-sale, at fair value	129,659	169,849
Loans held for investment, net of unearned income	2,382,699	2,416,089
Allowance for credit losses	(33,784)	(34,825)
Loans held for investment, net	2,348,915	2,381,264
Premises and equipment, net	48,780	48,735
Other real estate owned	298	521
Interest receivable	9,306	9,207
Goodwill	143,946	143,946
Other intangible assets	12,490	13,014
Other assets	117,697	117,226
Total assets	$3,225,773	$3,261,216

Liabilities
Deposits
Noninterest-bearing	$893,794	$883,499
Interest-bearing	1,790,683	1,807,748
Total deposits	2,684,477	2,691,247
Securities sold under agreements to repurchase	908	906
Interest, taxes, and other liabilities	43,971	42,671
Total liabilities	2,729,356	2,734,824

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,604,102 shares issued and 18,326,657 outstanding at March 31, 2025; 27,599,240 shares issued and 18,321,795 outstanding at December 31, 2024	18,327	18,322
Additional paid-in capital	169,867	169,752
Retained earnings	317,728	349,489
Accumulated other comprehensive loss	(9,505)	(11,171)
Total stockholders' equity	496,417	526,392
Total liabilities and stockholders' equity	$3,225,773	$3,261,216

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2025	2024
Interest income
Interest and fees on loans	$30,669	$33,418
Interest on securities -- taxable	1,147	1,563
Interest on securities -- tax-exempt	91	135
Interest on deposits in banks	3,262	913
Total interest income	35,169	36,029
Interest expense
Interest on deposits	4,871	4,365
Interest on short-term borrowings	-	35
Total interest expense	4,871	4,400
Net interest income	30,298	31,629
Provision for credit losses	321	1,011
Net interest income after provision for credit losses	29,977	30,618
Noninterest income
Wealth management	1,162	1,099
Service charges on deposits	3,836	3,310
Other service charges and fees	3,340	3,450
Other operating income	1,891	1,400
Total noninterest income	10,229	9,259
Noninterest expense
Salaries and employee benefits	13,335	12,581
Occupancy expense	1,576	1,378
Furniture and equipment expense	1,575	1,545
Service fees	2,484	2,449
Advertising and public relations	1,055	796
Professional fees	372	372
Amortization of intangibles	524	530
FDIC premiums and assessments	362	369
Other operating expense	3,661	3,366
Total noninterest expense	24,944	23,386
Income before income taxes	15,262	16,491
Income tax expense	3,444	3,646
Net income	$11,818	$12,845

Earnings per common share
Basic	$0.64	$0.70
Diluted	0.64	0.71
Weighted average shares outstanding
Basic	18,324,760	18,476,128
Diluted	18,451,321	18,545,910

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2025	2024
(Amounts in thousands)
Net income	$11,818	$12,845
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized gains (losses) gains on debt securities	2,108	(1,198)
Reclassification adjustment for loss recognized in net income	-	-
Net unrealized gains (losses) on available-for-sale debt securities	2,108	(1,198)
Employee benefit plans:
Net actuarial loss	(5)	(9)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	5	9
Net unrealized gains (losses) on employee benefit plans	-	-
Other comprehensive income (loss), before tax	2,108	(1,198)
Income tax expense (benefit) expense	442	(250)
Other comprehensive gain (loss), net of tax	1,666	(948)
Total comprehensive income	$13,484	$11,897

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
March 31, 2025 and 2024

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	12,845	-	12,845
Other comprehensive loss	-	-	-	-	-	-	(948)	(948)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,358)	-	(5,358)
Equity-based compensation expense	-	-	-	-	81	-	-	81
Issuance of common stock to 401(k) plan	-	-	88	-	3	-	-	3
Repurchase of common shares at $33.26 per share	-	-	(89,396)	(89)	(2,884)	-	-	(2,973)
Balance March 31, 2024	-	$-	18,413,088	$18,413	$173,041	$327,389	$(11,899)	$506,944

Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	11,818	-	11,818
Other comprehensive income	-	-	-	-	-	-	1,666	1,666
Common dividends declared -- $0.31 per share and special dividend $2.07 per share	-	-	-	-	-	(43,579)	-	(43,579)
Common stock options exercised	-	-	4,877	5	115	-	-	120
Issuance of common stock to 401(k) plan	-	-	(15)	-	-	-	-	-
Balance March 31, 2025	-	$-	18,326,657	$18,327	$169,867	$317,728	$(9,505)	$496,417

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2025	2024
Operating activities
Net income	$11,818	$12,845
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	321	1,011
Depreciation and amortization of premises and equipment	1,039	1,096
Accretion of discounts on investments	(339)	(200)
Amortization of intangible assets	524	530
Accretion on acquired loans	(556)	(781)
Equity-based compensation expense	-	81
Issuance of common stock to 401(k) plan	-	3
Loss (gain) on sale of premises and equipment, net	2	(5)
Loss on sale of other real estate owned	80	14
(Increase) decrease in accrued interest receivable	(99)	162
Increase in other operating activities	421	2,176
Net cash provided by operating activities	13,211	16,932
Investing activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale	81,386	118,968
Payments to acquire securities available-for-sale	(38,748)	(5,252)
Net decrease in loans	32,555	51,235
Proceeds from the sale of FHLB stock, net	29	265
Proceeds from bank owned life insurance	-	585
Proceeds from sale of premises and equipment	-	10
Payments to acquire premises and equipment	(1,121)	(1,780)
Proceeds from sale of other real estate owned	143	76
Net cash provided by investing activities	74,244	164,107
Financing activities
Decrease (increase) in noninterest-bearing deposits, net	10,295	(29,524)
Decrease in interest-bearing deposits, net	(17,065)	(10,586)
Increase (decrease) in securities sold under agreements to repurchase, net	2	(113)
Proceeds from stock options exercised	120	-
Payments for repurchase of common stock	-	(2,973)
Payments of common dividends	(43,579)	(5,358)
Net cash used in financing activities	(50,227)	(48,554)
Net increase in cash and cash equivalents	37,228	132,485
Cash and cash equivalents at beginning of period	377,454	116,420
Cash and cash equivalents at end of period	$414,682	$248,905

Supplemental disclosure -- cash flow information
Cash paid for interest	$3,153	$4,281
Cash paid for income taxes	-	-

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	-	272
Increase (decrease) in other comprehensive income (loss), net of taxes	1,666	(948)

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 7, 2025. The condensed consolidated balance sheet as of December 31, 2024, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies are included in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2024 Form 10-K.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU are related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 31, 2024, and will be applied on a prospective basis with the option to apply the standard retrospectively.  The adoption of the ASU has no material impact on the Company's financial statements.

Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses". The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items. This ASU will become effective for the Company on December 31, 2027.  The Company does not expect this ASU to have a material impact on the consolidated financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,922	$-	$(1)	$10,921
Municipal securities	12,545	2	(80)	12,467
Corporate notes	28,606	-	(779)	27,827
Agency mortgage-backed securities	90,316	54	(11,926)	78,444
Total	$142,389	$56	$(12,786)	$129,659

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$55,760	$10	$(1)	$55,769
Municipal securities	13,949	2	(114)	13,837
Corporate notes	28,598	—	(1,056)	27,542
Agency mortgage-backed securities	86,380	—	(13,679)	72,701
Total	$184,687	$12	$(14,850)	$169,849

There was no allowance for credit losses for debt securities as of  March 31, 2025; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $925 thousand and $694 thousand as of  March 31, 2025, and  December 31, 2024, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2025
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$18,402	$18,381
Due after one year but within five years	33,671	32,834
Due after five years but within ten years	-	-
	52,073	51,215
Agency mortgage-backed securities	90,316	78,444
Total debt securities available-for-sale	$142,389	$129,659

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$5,427	$(1)	$-	$-	$5,427	$(1)
Municipal securities	2,345	(10)	5,722	(70)	8,067	(80)
Corporate notes	-	-	27,827	(779)	27,827	(779)
Agency mortgage-backed securities	5,234	(19)	68,351	(11,907)	73,585	(11,926)
Total	$13,006	$(30)	$101,900	$(12,756)	$114,906	$(12,786)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$4,984	$(1)	$-	$-	$4,984	$(1)
Municipal securities	3,914	(16)	6,638	(98)	10,552	(114)
Corporate notes	—	—	27,542	(1,056)	27,542	(1,056)
Agency mortgage-backed securities	4,100	(81)	68,601	(13,598)	72,701	(13,679)
Total	$12,998	$(98)	$102,781	$(14,752)	$115,779	$(14,850)

There were 98 individual debt securities in an unrealized loss position as of March 31, 2025, and the combined depreciation in value represented 9.86% of the debt securities portfolio. There were 103 individual debt securities in an unrealized loss position as of December 31, 2024, and their combined depreciation in value represented 8.74% of  the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of March 31, 2025, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no available-for-sale securities sold during the first quarter of 2025 or 2024.

The carrying amount of securities pledged for various purposes totaled $25.44 million as of March 31, 2025, and $24.64 million as of December 31, 2024.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.02 million as of March 31, 2025, and $1.82 million as of December 31, 2024. Deferred loan fees, net of loan costs, totaled $6.38 million as of March 31, 2025, and $6.60 million as of December 31, 2024.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $6.38 million and $6.60 million and unamortized discount related to loans acquired of $11.83 million and $12.39 million for March 31, 2025, and December 31, 2024, respectively.  Accrued interest receivable of $8.38 million as of  March 31, 2025, and $8.51 million as of  December 31, 2024, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	March 31, 2025		December 31, 2024
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, other land	$70,205	2.95%	$72,319	2.99%
Commercial and industrial	246,602	10.35%	232,854	9.64%
Multi-family residential	192,193	8.07%	199,521	8.26%
Single family non-owner occupied	191,531	8.04%	195,588	8.10%
Non-farm, non-residential	840,746	35.29%	852,223	35.27%
Agricultural	15,579	0.65%	16,676	0.69%
Farmland	11,794	0.49%	12,311	0.51%
Total commercial loans	1,568,650	65.84%	1,581,492	65.46%
Consumer real estate loans
Home equity lines	87,988	3.69%	90,227	3.73%
Single family owner occupied	640,669	26.89%	650,306	26.92%
Owner occupied construction	3,873	0.16%	4,491	0.19%
Total consumer real estate loans	732,530	30.74%	745,024	30.84%
Consumer and other loans
Consumer loans	79,503	3.34%	87,758	3.63%
Other	2,016	0.08%	1,815	0.08%
Total consumer and other loans	81,519	3.42%	89,573	3.71%
Total loans held for investment, net of unearned income	$2,382,699	100.00%	$2,416,089	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	March 31, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$68,591	$131	$1,483	$-	$-	$70,205
Commercial and industrial	241,694	1,301	3,607	-	-	246,602
Multi-family residential	191,893	154	146	-	-	192,193
Single family non-owner occupied	182,978	1,670	6,883	-	-	191,531
Non-farm, non-residential	820,637	12,237	7,872	-	-	840,746
Agricultural	10,177	3,521	1,881	-	-	15,579
Farmland	10,251	408	1,135	-	-	11,794
Consumer real estate loans
Home equity lines	84,606	424	2,958	-	-	87,988
Single family owner occupied	618,681	1,708	20,280	-	-	640,669
Owner occupied construction	3,873	-	-	-	-	3,873
Consumer and other loans
Consumer loans	77,891	-	1,612	-	-	79,503
Other	2,016	-	-	-	-	2,016
Total loans	$2,313,288	$21,554	$47,857	$-	$-	$2,382,699

	December 31, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$69,290	$133	$2,896	$—	$—	$72,319
Commercial and industrial	227,108	2,045	3,701	—	—	232,854
Multi-family residential	194,865	3,319	1,337	—	—	199,521
Single family non-owner occupied	187,762	1,701	6,125	—	—	195,588
Non-farm, non-residential	831,821	12,572	7,830	—	—	852,223
Agricultural	11,144	3,589	1,943	—	—	16,676
Farmland	10,729	430	1,152	—	—	12,311
Consumer real estate loans
Home equity lines	86,908	476	2,843	—	—	90,227
Single family owner occupied	627,853	2,047	20,406	—	—	650,306
Owner occupied construction	4,491	—	—	—	—	4,491
Consumer and other loans
Consumer loans	86,177	—	1,581	—	—	87,758
Other	1,815	—	—	—	—	1,815
Total loans	$2,339,963	$26,312	$49,814	$—	$—	$2,416,089

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development and other land
Pass	$429	$10,300	$7,306	$32,155	$12,272	$5,474	$655	$68,591
Special mention	-	-	-	-	-	131	-	131
Substandard	-	164	1,155	-	-	164	-	1,483
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$429	$10,464	$8,461	$32,155	$12,272	$5,769	$655	$70,205
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$26,647	$66,417	$30,840	$47,235	$9,971	$18,218	$42,366	$241,694
Special mention	-	2	-	60	-	947	292	1,301
Substandard	64	341	380	901	571	1,000	350	3,607
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$26,711	$66,760	$31,220	$48,196	$10,542	$20,165	$43,008	$246,602
Current period gross write-offs	$-	$33	$11	$40	$-	$393	$-	$477
Multi-family residential
Pass	$-	$768	$10,011	$73,072	$40,115	$65,172	$2,755	$191,893
Special mention	-	-	-	-	-	154	-	154
Substandard	-	-	-	103	-	43	-	146
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$-	$768	$10,011	$73,175	$40,115	$65,369	$2,755	$192,193
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$10,484	$38,925	$74,887	$221,780	$133,780	$330,686	$10,095	$820,637
Special mention	-	153	-	560	3,789	7,735	-	12,237
Substandard	-	-	82	339	2,620	4,521	310	7,872
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$10,484	$39,078	$74,969	$222,679	$140,189	$342,942	$10,405	$840,746
Current period gross write-offs	$-	$-	$-	$56	$-	$-	$-	$56
Agricultural
Pass	$20	$585	$2,929	$2,515	$1,398	$1,898	$832	$10,177
Special mention	-	-	-	251	155	2,715	400	3,521
Substandard	-	-	447	159	22	1,253	-	1,881
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$20	$585	$3,376	$2,925	$1,575	$5,866	$1,232	$15,579
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Farmland
Pass	$155	$854	$1,110	$1,023	$1,345	$4,602	$1,162	$10,251
Special mention	-	-	-	-	97	311	-	408
Substandard	-	-	-	-	-	1,135	-	1,135
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$155	$854	$1,110	$1,023	$1,442	$6,048	$1,162	$11,794
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$765	$9	$101	$1,217	$149	$4,050	$78,315	$84,606
Special mention	-	-	-	-	-	88	336	424
Substandard	-	-	22	13	-	1,909	1,014	2,958
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$765	$9	$123	$1,230	$149	$6,047	$79,665	$87,988
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$5	$5
Single family Mortgage
Pass	$7,775	$16,695	$47,858	$150,458	$199,756	$378,532	$585	$801,659
Special mention	-	-	-	-	541	2,837	-	3,378
Substandard	-	30	878	2,853	1,388	22,014	-	27,163
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$7,775	$16,725	$48,736	$153,311	$201,685	$403,383	$585	$832,200
Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$1
Owner occupied construction
Pass	$87	$3,135	$153	$51	$161	$286	$-	$3,873
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$87	$3,135	$153	$51	$161	$286	$-	$3,873
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$5,949	$15,806	$18,094	$20,608	$8,379	$3,442	$7,629	$79,907
Special mention	-	-	-	-	-	-	-	-
Substandard	-	139	252	525	331	331	34	1,612
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$5,949	$15,945	$18,346	$21,133	$8,710	$3,773	$7,663	$81,519
Current period gross write-offs	$379	$175	$312	$316	$159	$37	$81	$1,459

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total loans
Pass	$52,311	$153,494	$193,289	$550,114	$407,326	$812,360	$144,394	$2,313,288
Special mention	-	155	-	871	4,582	14,918	1,028	21,554
Substandard	64	674	3,216	4,893	4,932	32,370	1,708	47,857
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$52,375	$154,323	$196,505	$555,878	$416,840	$859,648	$147,130	$2,382,699
Current period gross write-offs	$379	$208	$323	$412	$159	$431	$86	$1,998

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,806	$7,378	$33,423	$12,495	$1,948	$3,589	$651	$69,290
Special Mention	-	-	-	-	65	68	-	133
Substandard	164	2,418	-	-	11	303		2,896
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,970	$9,796	$33,423	$12,495	$2,024	$3,960	$651	$72,319
Current period gross write-offs	$-	$-	$-	$-	$1	$8	$-	$9
Commercial and industrial
Pass	$71,241	$34,794	$50,214	$11,973	$7,332	$12,265	$39,289	$227,108
Special Mention	5	-	35	82	-	1,584	339	2,045
Substandard	193	404	831	457	465	1,351	-	3,701
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$71,439	$35,198	$51,080	$12,512	$7,797	$15,200	$39,628	$232,854
Current period gross write-offs	$24	$95	$351	$48	$34	$2	$-	$554
Multi-family residential
Pass	$775	$10,084	$73,633	$42,533	$28,855	$36,150	$2,835	$194,865
Special Mention	-	-	-	-	-	3,319		3,319
Substandard	-	-	1,285	-	-	52		1,337
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$775	$10,084	$74,918	$42,533	$28,855	$39,521	$2,835	$199,521
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$40,054	$76,285	$226,217	$140,911	$104,728	$235,001	$8,625	$831,821
Special Mention	154	-	565	1,758	-	10,095	-	12,572
Substandard	-	593	285	1,882	872	3,885	313	7,830
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-		-
Total non-farm, non-residential	$40,208	$76,878	$227,067	$144,551	$105,600	$248,981	$8,938	$852,223
Current period gross write-offs	$-	$-	$-	$-	$-	$29	$-	$29
Agricultural
Pass	$646	$3,168	$2,723	$1,561	$245	$1,754	$1,047	$11,144
Special Mention	-	-	256	161	3	3,169		3,589
Substandard	-	429	166	25	79	1,244		1,943
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$646	$3,597	$3,145	$1,747	$327	$6,167	$1,047	$16,676
Current period gross write-offs	$-	$115	$96	$19	$-	$-	$-	$230
Farmland
Pass	$861	$1,175	$1,052	$1,389	$665	$4,429	$1,158	$10,729
Special Mention	-	-	-	99	-	331		430
Substandard	-	-	-	-	142	1,010		1,152
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total farmland	$861	$1,175	$1,052	$1,488	$807	$5,770	$1,158	$12,311
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$10	$106	$1,205	$100	$86	$4,175	$81,226	$86,908
Special Mention	-	-	-	-	-	140	336	476
Substandard	23	22	78	-	22	1,793	905	2,843
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$33	$128	$1,283	$100	$108	$6,108	$82,467	$90,227
Current period gross write-offs	$3	$-	$-	$-	$47	$-	$17	$67
Single family Mortgage
Pass	$16,876	$47,598	$154,680	$204,443	$173,310	$218,047	$661	$815,615
Special Mention	-	-	-	440	-	3,308	-	3,748
Substandard	6	779	1,550	1,270	1,161	21,765	-	26,531
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$16,882	$48,377	$156,230	$206,153	$174,471	$243,120	$661	$845,894
Current period gross write-offs	$-	$-	$-	$185	$-	$84	$-	$269
Owner occupied construction
Pass	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$19,684	$20,709	$24,573	$10,590	$3,214	$1,493	$7,729	$87,992
Special Mention	-	-	-	-	-	-	-	-
Substandard	94	327	532	284	30	279	35	1,581
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$19,778	$21,036	$25,105	$10,874	$3,244	$1,772	$7,764	$89,573
Current period gross write-offs	$1,518	$1,269	$2,277	$908	$243	$105	$373	$6,693

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total loans
Pass	$162,340	$202,569	$568,038	$426,212	$320,383	$517,200	$143,221	$2,339,963
Special mention	159	-	856	2,540	68	22,014	675	26,312
Substandard	480	4,972	4,727	3,918	2,782	31,682	1,253	49,814
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$162,979	$207,541	$573,621	$432,670	$323,233	$570,896	$145,149	$2,416,089
Current period gross write-offs	$1,545	$1,479	$2,724	$1,160	$325	$228	$390	$7,851

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2025			December 31, 2024
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$16	$1,156	$1,172	$140	$—	$140
Commercial and industrial	2,163	-	2,163	2,492	—	2,492
Multi-family residential	147	-	147	152	—	152
Single family non-owner occupied	1,093	-	1,093	983	—	983
Non-farm, non-residential	2,475	-	2,475	2,284	531	2,815
Agricultural	1,524	-	1,524	1,541	—	1,541
Farmland	383	-	383	386	—	386
Consumer real estate loans
Home equity lines	1,162	-	1,162	1,072	—	1,072
Single family owner occupied	8,775	-	8,775	9,189	—	9,189
Owner occupied construction	-	-	-	—	—	—
Consumer and other loans
Consumer loans	1,080	-	1,080	1,099	—	1,099
Total nonaccrual loans	$18,818	$1,156	$19,974	$19,338	$531	$19,869

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the first quarter of 2025 or 2024.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	March 31, 2025
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$275	$-	$1,168	$1,443	$68,762	$70,205	$-
Commercial and industrial	808	696	1,922	3,426	243,176	246,602	-
Multi-family residential	103	-	-	103	192,090	192,193	-
Single family non-owner occupied	905	1,001	674	2,580	188,951	191,531	-
Non-farm, non-residential	2,009	366	1,788	4,163	836,583	840,746	-
Agricultural	83	1	304	388	15,191	15,579	-
Farmland	302	1	142	445	11,349	11,794	-
Consumer real estate loans
Home equity lines	213	239	466	918	87,070	87,988	-
Single family owner occupied	4,807	2,574	1,667	9,048	631,621	640,669	-
Owner occupied construction	-	-	-	-	3,873	3,873	-
Consumer and other loans
Consumer loans	2,343	764	468	3,575	75,928	79,503	-
Other	-	-	-	-	2,016	2,016	-
Total loans	$11,848	$5,642	$8,599	$26,089	$2,356,610	$2,382,699	$-

	December 31, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$40	$2,424	$143	$2,607	$69,712	$72,319	$—
Commercial and industrial	1,100	295	2,285	3,680	229,174	232,854	—
Multi-family residential	—	—	—	—	199,521	199,521	—
Single family non-owner occupied	1,228	434	500	2,162	193,426	195,588	—
Non-farm, non-residential	3,182	123	1,457	4,762	847,461	852,223	—
Agricultural	159	67	492	718	15,958	16,676	—
Farmland	11	2	142	155	12,156	12,311	—
Consumer real estate loans
Home equity lines	599	230	558	1,387	88,840	90,227	—
Single family owner occupied	5,812	1,457	3,974	11,243	639,063	650,306	—
Owner occupied construction	—	—	—	—	4,491	4,491	—
Consumer and other loans
Consumer loans	2,960	932	560	4,452	83,306	87,758	—
Other	—	—	—	—	1,815	1,815	—
Total loans	$15,091	$5,964	$10,111	$31,166	$2,384,923	$2,416,089	$—

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

	March 31, 2025			December 31, 2024
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate	$1,156	$1,956	169.14%	$-	$-	-
Other	-	-	-	531	645	121.57%
Total collateral dependent loans	$1,156	$1,956	169.14%	$531	$645	121.57%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	March 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$192	0.02%	Deferred 6 months of interest to loan maturity.
Single Family Owner Occupied	498	0.08%	Deferred $66 thousand in principal to loan maturity.
Single Family Non Owner Occupied	28	0.01%	Deferred 6 months of interest to loan maturity.
Agricultural	182	1.17%	Deferred 6 months of interest to loan maturity.
Commercial & Industrial	125	0.05%	Deferred $8 thousand in principal to loan maturity.
Total	$1,025

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	March 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$71	0.01%	Extended term 10.5 years.
Commercial & Industrial	130	0.05%	Delayed repayment of P & I for two years.
Consumer	1	0.00%	Extended term from 60 to 84 months.
HELOC	1	0.00%	Delayed repayment of P & I for two years.
Total	$203

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	March 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$796	0.12%	Reduced interest income and extended time to recover principal.
Consumer	7	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$803

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	March 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$93	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$93

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$625	0.07%	Deferred 6 months of interest to Loan Maturity.
Single Family Owner Occupied	509	0.08%	Deferred $66 thousand in Principal to Loan Maturity.
Single Family Non Owner Occupied	30	0.02%	Deferred 6 months of interest to Loan Maturity.
Commercial & Industrial	135	0.06%	Deferred $8 thousand in Principal to Loan Maturity.
Total	$1,299

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$144	0.06%	Delayed repayment of P & I for two years.
Consumer	2	0.00%	Extended term from 60 to 84 months.
Home Equity	2	0.00%	Delayed repayment of P & I for two years.
Total	$148

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$806	0.12%	Reduced interest income and extended time to recover principal.
Consumer	7	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$813

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  March 31, 2025, or  December 31, 2024.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	March 31, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non Farm, Non Residential Property	$192	$-	$-
Single Family Owner Occupied	1,310	148	-
Single Family Non Owner Occupied	-	28	-
Agricultural	182	-	-
Commercial & Industrial	130	-	125
Consumer	8	-	-
Home Equity	1	-	-
Total	$1,823	$176	$125

	December 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non Farm, Non Residential Property	$625	$-	$-
Single Family Owner Occupied	1,140	174	-
Single Family Non Owner Occupied	-	30	-
Commercial & Industrial	144	-	135
Consumer	10	-	-
Home Equity	2
Total	$1,921	$204	$135

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2025	December 31, 2024
(Amounts in thousands)
OREO	$298	$521

OREO secured by residential real estate	$298	$521
Residential real estate loans in the foreclosure process(1)	$1,727	$2,625

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended March 31, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	$34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(59)	(307)	716	350
Recovery of credit losses - loan commitments	(17)	(6)	(6)	(29)
Total (recovery of) provision for credit losses - loans and loan commitments	(76)	(313)	710	321
Charge-offs	(533)	(6)	(1,459)	(1,998)
Recoveries	82	126	399	607
Net recoveries (charge-offs)	(451)	120	(1,060)	(1,391)
Allowance for credit losses - loans	19,908	9,720	4,156	33,784
Allowance for credit losses - loan commitments	154	132	26	312
Ending balance	$20,062	$9,852	$4,182	$34,096

	Three Months Ended March 31, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(552)	(135)	1,698	1,011
Recovery of credit losses - loan commitments	-	-	-	-
Total (recovery of) provision for credit losses - loans and loan commitments	(552)	(135)	1,698	1,011
Charge-offs	(362)	(66)	(2,020)	(2,448)
Recoveries	116	209	384	709
Net (charge-offs) recoveries	(246)	143	(1,636)	(1,739)
Allowance for credit losses - loans	21,052	9,701	4,708	35,461
Allowance for credit losses - loan commitments	597	121	28	746
Ending balance	$21,649	$9,822	$4,736	$36,207

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2025	December 31, 2024
(Amounts in thousands)
Noninterest-bearing demand deposits	$893,794	$883,499
Interest-bearing deposits:
Interest-bearing demand deposits	654,738	675,522
Money market accounts	330,327	338,527
Savings deposits	570,661	553,158
Certificates of deposit	158,735	162,139
Individual retirement accounts	76,222	78,402
Total interest-bearing deposits	1,790,683	1,807,748
Total deposits	$2,684,477	$2,691,247

Note 7. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$908	0.06%	$906	0.05%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of March 31, 2025, or  December 31, 2024.

Unused borrowing capacity with the FHLB totaled $330.83 million, net of FHLB letters of credit of $122.72 million, as of March 31, 2025. As of March 31, 2025, the Company maintains $453.54 million in qualifying loans to secure the FHLB borrowing capacity.

Note 8. Derivative Instruments and Hedging Activities

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2025, and December 31, 2024.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2025			December 31, 2024
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,892	$84	$-	$3,109	$116	$—
Total derivatives	$2,892	$84	$-	$3,109	$116	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2025	2024	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(16)	$(27)	Interest and fees on loans
Total derivative (income) expense	$(16)	$(27)

Note 9. Employee Benefit Plans

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

	Three Months Ended March 31,
	2025	2024	Income Statement Location
(Amounts in thousands)
Interest cost	$95	$104	Other expense
Amortization of prior service cost	-	-	Other expense
Amortization of losses	5	9	Other expense
Net periodic cost	$100	$113

Note 10. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024
(Amounts in thousands, except share and per share data)
Net income	$11,818	$12,845

Weighted average common shares outstanding, basic	18,324,760	18,476,128
Dilutive effect of potential common shares
Stock options	30,724	21,132
Restricted stock units	95,837	48,651
Total dilutive effect of potential common shares	126,561	69,782
Weighted average common shares outstanding, diluted	18,451,321	18,545,910

Basic earnings per common share	$0.64	$0.70
Diluted earnings per common share	0.64	0.71

Antidilutive potential common shares
Stock options	-	-
Stock units	-	-
Total potential antidilutive shares	-	-

Note 11. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2025
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,723)	$552	$(11,171)
Other comprehensive income before reclassifications	1,666	(4)	1,662
Reclassified from AOCI	-	4	4
Other comprehensive income, net	1,666	-	1,666
Ending balance	$(10,057)	$552	$(9,505)

	Three Months Ended March 31, 2024
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,126)	$175	$(10,951)
Other comprehensive loss before reclassifications	(948)	(7)	(955)
Reclassified from AOCI	-	7	7
Other comprehensive loss, net	(948)	-	(948)
Ending balance	$(12,074)	$175	$(11,899)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2025	2024	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	Income before income taxes
Income tax expense	-	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$-	Salaries and employee benefits
Amortization of net actuarial benefit cost	5	9	Salaries and employee benefits
Reclassified out of AOCI, before tax	5	9	Income before income taxes
Income tax expense	1	2	Income tax expense
Reclassified out of AOCI, net of tax	4	7	Net income
Total reclassified out of AOCI, net of tax	$4	$7	Net income

(1)	Amortization is included in net periodic pension cost. See Note 9, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,921	$-	$10,921	$-
Municipal securities	12,467	-	12,467	-
Corporate Notes	27,827		27,827
Agency mortgage-backed securities	78,444	-	78,444	-
Total available-for-sale debt securities	129,659	-	129,659	-
Equity securities	55	-	55	-
Fair value loans	2,808	-	-	2,808
Derivative assets	84	-	84	-
Deferred compensation assets	9,255	9,255	-	-
Deferred compensation liabilities	10,761	10,761	-	-

	December 31, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$55,769	$-	$55,769	$-
Municipal securities	13,837	-	13,837	-
Corporate notes	27,542	-	27,542	-
Agency mortgage-backed securities	72,701	-	72,701	-
Total available-for-sale debt securities	169,849	-	169,849	-
Equity securities	55	—	55	—
Fair value loans	2,993	—	—	2,993
Derivative assets	116	—	116	—
Deferred compensation assets	8,571	8,571	—	—
Deferred compensation liabilities	10,189	10,189	—	—

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2025
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$1,156	$-	$-	$1,156
OREO	298	-	-	298

	December 31, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$531	$-	$-	$531
OREO	521	-	-	521

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	March 31, 2025

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 67% (62%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2024

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 74% (61%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$414,682	$414,682	$414,682	$-	$-
Debt securities available-for-sale	129,659	129,659	-	129,659	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,348,915	2,151,524	-	-	2,151,524
Derivative financial assets	84	84	-	84	-
Interest receivable	9,306	9,306	-	856	9,027
Deferred compensation assets	9,255	9,255	9,255	-	-

Liabilities
Time deposits	234,957	232,741	-	232,741	-
Securities sold under agreements to repurchase	908	908	-	908	-
Interest payable	838	838	-	838	-
Deferred compensation liabilities	10,761	10,761	10,761	-	-

	December 31, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$377,454	$377,454	$377,454	$-	$-
Debt securities available-for-sale	169,849	169,849	-	169,849	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,381,264	2,177,891	-	-	2,177,891
Interest receivable	9,207	9,207	-	1,246	9,635
Deferred compensation assets	8,571	8,571	8,571	-	-
Derivative assets	116	116	-	116	-

Liabilities
Time deposits	240,541	238,262	-	238,262	-
Securities sold under agreements to repurchase	906	906	-	906	-
Interest payable	880	880	—	880	—
Deferred compensation liabilities	10,189	10,189	10,189	—	—

Note 13. Litigation, Commitments, and Contingencies

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2025	December 31, 2024
(Amounts in thousands)
Commitments to extend credit	$247,031	$252,225
Standby letters of credit and financial guarantees(1)	125,586	125,561
Total off-balance sheet risk	$372,617	377,786

(1)	Includes FHLB letters of credit

Note 14. Segment Information

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the “2024 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of March 31, 2025, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of March 31, 2025, full-time equivalent employees, calculated using the number of hours worked, totaled 583. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2025, the Trust Division and FCWM managed and administered $1.62 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2024 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Estimates” section in Part II, Item 7 of our 2024 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2025, and financial condition as of March 31, 2025, include the following:

●	Net interest margin for the first quarter of 2025 was 4.34%. The yield on earning assets decreased 5 basis points from the same period of 2024 and is primarily attributable to a decrease in interest income of $867 thousand. Interest income for loans and securities available-for-sale decreased $2.74 million and $470 thousand, respectively. The decreases were primarily due to decreases in the average balance for loans and securities available-for-sale of $154.04 million and $89.74 million, respectively. Additionally, the yield on loans decreased 8 basis points. The decrease in interest income on loans and securities available-for sale was somewhat offset by an increase in interest income on interest-bearing deposits with banks. Interest expense on interest-bearing liabilities increased $472 thousand and is primarily attributable to an increase in yield of 11 basis points.
●	Noninterest income increased approximately $970 thousand, or 10.48%, when compared to the same quarter of 2024. The increase is primarily attributable to an increase in service charges on deposits of $526 thousand, or 15.89%, and an increase in other operating income of $491 thousand, or 35.07%. Noninterest expense increased $1.56 million, or 6.66%, when compared to the same period of 2024. The increase is primarily attributable to an increase in salaries and benefits of $754 thousand, or 5.99%.
●	Annualized return on average assets ("ROA") was 1.49% for the first quarter of 2025 compared to 1.60% for the same period of 2024. Annualized return on average common equity ("ROE") was 9.49% for the first quarter of 2025 compared to 10.18% for the same period of 2024.
●	Consolidated assets totaled $3.23 billion at March 31, 2025.
●	Loans decreased $33.39 million, or 1.38%, from December 31, 2024. Securities available for sale decreased $40.19 million, or 23.66%, from December 31, 2024. Deposits decreased $6.77 million, or 0.25%, which was largely a function of declining higher-rate time deposits. Stockholder equity decreased $29.98 million, or 5.69% due to the payment of a special cash dividend in the first quarter of 2025. The net effect of these balance sheet changes resulted in an increase in cash and cash equivalents of $37.23 million, or 9.86%.
●	The Company did not repurchase any common shares during the first quarter of 2025.
●	Non-performing loans to total loans increased to 0.85% when compared with the same quarter of 2024. The Company experienced net charge-offs for the first quarter of 2025 of $1.39 million, or 0.24% of annualized average loans, compared to net charge-offs of $1.74 million, or 0.27%, of annualized average loans for the same period in 2024.
●	The allowance for credit losses to total loans was 1.42% at March 31, 2025 compared to 1.44% at December 31, 2023, and 1.41% for March 31, 2024.
●	Book value per share at March 31, 2025, was $27.09, a decrease of $1.64 from year-end 2024. The decrease is primarily attributable to the payment of the special cash dividend in the first quarter of 2025 of $2.07 per share totaling approximately $37.93 million.

Economic and Trade Policy Uncertainty

The Company continues to monitor the potential impact of evolving trade policies, including the threat of additional tariffs imposed by the United States. While no specific tariffs have been implemented during the reporting period that materially affect the Company’s operations, the potential for future changes in cross-border trade arrangements and import/export duties contributes to broader economic uncertainty. Management has considered these risks in its forward-looking assessments and determined that, as of the reporting date, there are no material adverse effects on the Company’s financial position, results of operations, or estimates related to credit losses or asset impairments.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
(Amounts in thousands, except per	March 31,		Increase
share data)	2025	2024	(Decrease)	% Change

Net income	$11,818	$12,845	$(1,027)	-8.00%

Basic earnings per common share	0.64	0.70	(0.06)	-8.57%
Diluted earnings per common share	0.64	0.71	(0.07)	-9.86%

Return on average assets	1.49%	1.60%	-0.11%	-6.88%
Return on average common equity	9.49%	10.18%	-0.69%	-6.78%

Three-Month Comparison.

Net income decreased $1.03 million in the first quarter of 2025 compared to the same period in 2024.  The decrease is primarily attributable to a decrease in net interest income of $1.33 million.  Interest income decreased $860 thousand, or 2.39%, for the first quarter of 2025 when compared with the same period of 2024.  Interest expense increased $471 thousand, or 10.70%, when compared with the same period of 2024.  The increase in interest expense is primarily attributable to an increase in yield on time deposits.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,395,068	$30,757	5.21%	$2,549,107	$33,500	5.29%
Securities available-for-sale	149,266	1,261	3.43%	239,010	1,731	2.91%
Interest-bearing deposits	295,939	3,262	4.47%	66,483	916	5.54%
Total earning assets	2,840,273	35,280	5.04%	2,854,600	36,147	5.09%
Other assets	373,791			373,614
Total assets	$3,214,064			$3,228,214

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$658,651	$180	0.11%	$665,875	$162	0.10%
Savings deposits	891,148	3,311	1.51%	866,084	3,412	1.58%
Time deposits	238,254	1,380	2.35%	249,974	790	1.27%
Total interest-bearing deposits	1,788,053	4,871	1.10%	1,781,933	4,364	0.98%
Borrowings
Retail repurchase agreements	1,071	-	0.06%	1,127	-	0.05%
Federal funds purchased	-	-	-	2,527	35	5.52%
Total borrowings	1,071	-	0.06%	3,654	35	3.85%
Total interest-bearing liabilities	1,789,124	4,871	1.10%	1,785,587	4,399	0.99%
Noninterest-bearing demand deposits	859,988			886,947
Other liabilities	60,167			48,298
Total liabilities	2,709,279			2,720,832
Stockholders' equity	504,785			507,382
Total liabilities and stockholders' equity	$3,214,064			$3,228,214
Net interest income, FTE(1)		$30,409			$31,748
Net interest rate spread			3.94%			4.10%
Net interest margin, FTE(1)			4.34%			4.47%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $556 thousand and $781 thousand for the three months ended March 31, 2025 and 2024, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2025 Compared to 2024
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$(2,024)	$(492)	$(227)	$(2,743)
Securities available-for-sale	(650)	305	(125)	(470)
Interest-bearing deposits with other banks	3,161	(177)	(638)	2,346
Total interest earning assets	487	(364)	(990)	(867)

Interest paid on
Demand deposits	(2)	21	(1)	18
Savings deposits	99	(167)	(33)	(101)
Time deposits	(37)	670	(43)	590
Federal funds purchased	-	-	(35)	(35)
Retail repurchase agreements	-	-	-	-
FHLB advances and other borrowings	-	-	-	-
Total interest-bearing liabilities	60	524	(112)	472

Change in net interest income (1)	$427	$(888)	$(878)	$(1,339)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.76% of total net interest and noninterest income in the first quarter of 2025 compared to 77.36% in the same quarter of 2024. Net interest income on a GAAP basis decreased $1.33 million, or 4.21%.  Net interest income on a FTE basis decreased $1.34 million, with a percentage decrease of 4.22%. The net interest margin on a FTE basis decreased 13 basis points while the net interest spread on a FTE basis decreased 16 basis points. The decrease in both the net interest margin and the net interest spread was primarily the result of a decrease in interest income driven by a decrease in the average balance in both the loan and the securities available for sale portfolios.  In addition interest expense increased and was primarily driven by an increase in yield paid on time deposits.

Average earning assets decreased $14.33 million, or 0.50%, primarily due to a decrease in the average balance for loans of $154.04 million, or 6.04%.  In addition, the average balance for available-for-sale securities decreased $89.74 million, or 37.55%.  These decreases to earning assets were offset by an increase in the average balance for interest-bearing balances with banks of $229.46 million, or 345.13%. The yield on earning assets decreased 5 basis points, or 0.98%, primarily due to a decrease in the yield on loans of 8 basis points, or 1.51%. The average loan to deposit ratio decreased to 90.45% from 95.51% reported in the same quarter of 2024. Non-cash accretion income was $556 thousand for the first quarter compared to $781 thousand reported in the same period of 2024.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, increased $3.54 million, or 0.20%, primarily due to a increase in deposits of $6.12 million, or 0.34%. Savings deposits increased $25.06 million, or 2.89%.  Time deposits decreased $11.72 million, or 4.69% and interest-bearing demand deposits decreased $7.22 million, or 1.08%.  The yield on interest-bearing liabilities increased 11 basis points and is primarily due to the increase in yield on time deposits.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $690 thousand in the first quarter of 2025 compared to the same quarter of 2024. Provision for credit losses for loans of $350 thousand was recorded in the first quarter of 2025 compared to the provision of $1.01 million recorded in the same period of 2024.  There was a  recovery of provision recorded for the allowance for unfunded commitments during the first quarter of 2025 of $29 thousand.  There was no provision or recovery of provision recorded for unfunded commitments during the first quarter of 2024.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2025	2024	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,162	$1,099	$63	5.73%
Service charges on deposits	3,836	3,310	526	15.89%
Other service charges and fees	3,340	3,450	(110)	-3.19%
Other operating income	1,891	1,400	491	35.07%
Total noninterest income	$10,229	$9,259	$970	10.48%

Three-Month Comparison. Noninterest income comprised 25.24% of total net interest and noninterest income in the first quarter of 2025 compared to 22.64% in the same quarter of 2024. Noninterest income increased $970 thousand or 10.48%.  The increase is primarily attributable to an increase in service charges on deposits of $526 thousand, or 15.89%, and an increase in other operating income of $491 thousand, or 35.07%.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase	%
	2025	2024	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$13,335	$12,581	$754	5.99%
Occupancy expense	1,576	1,378	198	14.37%
Furniture and equipment expense	1,575	1,545	30	1.94%
Service fees	2,484	2,449	35	1.43%
Advertising and public relations	1,055	796	259	32.54%
Professional fees	372	372	-	0.00%
Amortization of intangibles	524	530	(6)	-1.13%
FDIC premiums and assessments	362	369	(7)	-1.90%
Other operating expense	3,661	3,366	295	8.76%
Total noninterest expense	$24,944	$23,386	$1,558	6.66%

Three-Month Comparison. Noninterest expense increased $1.56 million, or 6.66%, in the first quarter of 2025 compared to the same quarter of 2024.  The largest increases were primarily due to increases in salaries and employee benefits of $754 thousand, or 5.99%, other operating expense of $295 thousand, or 8.76%, and advertising and public relations of $259 thousand, or 32.54%.

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

Three-Month Comparison. Income tax expense decreased $202 thousand, or 5.54%.  The effective tax rate increased to 22.57% in the first quarter of 2025 from 22.11% in the same quarter of 2024.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2025	2024
(Amounts in thousands)
Net interest income, GAAP	$30,298	$31,629
FTE adjustment(1)	111	119
Net interest income, FTE	30,409	31,748

Net interest margin, GAAP	4.33%	4.44%
FTE adjustment(1)	0.02%	0.03%
Net interest margin, FTE	4.34%	4.47%

(1) FTE basis of 21%.

Financial Condition

Total assets as of March 31, 2025, decreased $35.44 million, or 1.09%, from December 31, 2024.  The decrease in assets was primarily driven by decreases in the loans and securities available-for-sale portfolios.  Total liabilities decreased $5.47 million, or 0.20%, and was primarily driven by a decrease in deposits.  Stockholders' equity decreased $29.98 million, or 5.69%.

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

Available-for-sale debt securities as of March 31, 2025, decreased $40.19 million, or 23.66%, compared to December 31, 2024.  The decrease is primarily due to the maturities and calls of securities of $81.39 million during the first quarter of 2025 offset by purchases of $38.75 million. The market value of debt securities available-for-sale as a percentage of amortized cost was 91.06% as of March 31, 2025, compared to 91.97% as of December 31, 2024.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of March 31, 2025 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, with non-covered loans by loan class as of the dates indicated:

	March 31, 2025		December 31, 2024		March 31, 2024
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$70,205	2.95%	$72,319	2.99%	$88,841	3.53%
Commercial and industrial	246,602	10.35%	232,854	9.64%	203,530	8.08%
Multi-family residential	192,193	8.07%	199,521	8.26%	194,188	7.71%
Single family non-owner occupied	191,531	8.04%	195,588	8.10%	219,669	8.72%
Non-farm, non-residential	840,746	35.29%	852,223	35.27%	887,255	35.21%
Agricultural	15,579	0.65%	16,676	0.69%	19,763	0.78%
Farmland	11,794	0.49%	12,311	0.51%	13,572	0.53%
Total commercial loans	1,568,650	65.84%	1,581,492	65.46%	1,626,818	64.56%
Consumer real estate loans
Home equity lines	87,988	3.69%	90,227	3.73%	87,181	3.46%
Single family owner occupied	640,669	26.89%	650,306	26.92%	687,810	27.30%
Owner occupied construction	3,873	0.16%	4,491	0.19%	5,848	0.23%
Total consumer real estate loans	732,530	30.74%	745,024	30.84%	780,839	30.99%
Consumer and other loans
Consumer loans	79,503	3.34%	87,758	3.63%	110,787	4.40%
Other	2,016	0.08%	1,815	0.08%	1,389	0.05%
Total consumer and other loans	81,519	3.42%	89,573	3.71%	112,176	4.45%
Total loans held for investment, net of unearned income	2,382,699	100.00%	2,416,089	100.00%	2,519,833	100.00%
Less: allowance for credit losses	33,784		34,825		35,461
Total loans held for investment, net of unearned income and allowance	$2,348,915		$2,381,264		$2,484,372

Total loans as of March 31, 2025, decreased $33.39 million, or 1.38%, compared to December 31, 2024.  The largest decrease occurred in the commercial loans segment with an overall decrease of $12.84 million, or 0.81%.  Within this segment, the largest decreases occurred in non-farm, non-residential loans, multi-family, and single family non-owner occupied loans with decreases of $11.48 million, $7.33 million, and $4.06 million, respectively.  These decreases were offset by an increase in commercial and industrial loans of $13.75 million.  The consumer real estate segment decreased $12.49 million, or 1.68%, primarily due to a decrease in single family owner occupied of $9.64 million, or 1.48%.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2025	December 31, 2024	March 31, 2024
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$19,974	$19,869	$19,617
Accruing loans past due 90 days or more	117	149	30
Modified loans past due 90 days or more not included in nonaccrual	-	-	-
Total nonperforming loans	20,091	20,018	19,647
OREO	298	521	374
Total nonperforming assets	$20,389	$20,539	$20,021

Additional Information
Total modified loans	$2,124	$2,260	$2,177

Asset Quality Ratios:
Nonperforming loans to total loans	0.84%	0.83%	0.78%
Nonperforming assets to total assets	0.63%	0.63%	0.62%
Allowance for credit losses to nonperforming loans	168.15%	173.97%	180.49%
Allowance for credit losses to total loans	1.42%	1.44%	1.41%

Nonperforming assets as of March 31, 2025, decreased $150 thousand, or 0.73%, from December 31, 2024.  Nonaccrual loans increased $105 thousand, or 0.53%.  OREO decreased $223 thousand, or 42.80%.  In addition, accruing loans past due 90 days or more decreased $32 thousand from year-end.  As of March 31, 2025, nonaccrual loans were largely attributed to single family owner occupied (43.93%), non-farm, non-residential (12.39%), and commercial and industrial of (10.83%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for loan losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $33.49 million as of March 31, 2025, a decrease of $4.06 million, or 10.81%, compared to $37.55 million as of December 31, 2024. Delinquent loans as a percent of total loans totaled 1.33% as of March 31, 2025, which includes past due loans (0.57%) and nonaccrual loans (0.84%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions with respect to interest rates, loan terms, or amortization terms.  Total loans modified as of March 31, 2025, were $2.12 million.  As of March 31, 2025, $176 thousand of these loans were 30-89 days past due. Modified loans past due 90 days or more totaled $125 thousand and are included in the total for nonaccrual loans.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $223 thousand, or 42.80%, as of March 31, 2025, compared to December 31, 2024, and consisted of 5 properties with an average holding period of approximately 8 months. The net loss on the sale of OREO totaled $80 thousand for the three months ended March 31, 2025, compared to a net loss of $14 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2025	2024
(Amounts in thousands)
Beginning balance January 1	$521	$192
Additions	-	272
Disposals	(223)	(41)
Valuation adjustments	-	(14)
Other adjustments	-	(35)
Ending balance	$298	$374

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

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures.  Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework.  For further discussion of our Allowance for Credit Losses - See Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2024 Form 10-K.

As of March 31, 2025, the balance of the ACL for loans was $33.78 million, or 1.42% of total loans. The ACL at March 31, 2025, decreased $1.04 million from the balance of $34.83 million recorded at December 31, 2024. This decrease included a $350 thousand provision offset by net charge-offs for the three months of $1.39 million.

At March 31, 2025, the Company also had an allowance for unfunded commitments of $312 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first three months of 2025, the Company recorded a recovery of provision for credit losses for loan commitments of $29 thousand  There was no provision or recovery of provision recorded in the same period of 2024.

Deposits

Total deposits as of March 31, 2025, decreased $6.77 million, or 0.25%, compared to December 31, 2024.  The largest decreases in deposits occurred in interest-bearing demand of $20.78 million, or 3.08%, and time deposits of $5.58 million, or 2.32%.  These decreases were offset by an increase in noninterest-bearing demand of $10.30 million, or 1.17% and savings of $9.3 million, or 1.04%.

Total borrowings in the form of retail repurchase agreements as of March 31, 2025, decreased $2 thousand, or 0.22%, compared to December 31, 2024.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2025, the Company’s cash reserves and short-term investment securities totaled $18.14 million and $10.92 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2025, our unencumbered cash totaled $414.68 million, unused borrowing capacity from the FHLB totaled $330.83 million, available credit from the FRB Discount Window totaled $5.82 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $104.22 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2025, decreased $29.98 million, or 5.69%, to $496.42 million from $526.39 million as of December 31, 2024.    The decrease in capital is primarily attributable to the payment of the special cash dividend in the first quarter of 2025 of $2.07 per share totaling approximately $37.93 million in addition to the regular cash dividend of $0.31 per share totaling approximately $5.65 million.  The decrease was offset by net income of $11.82 million.  Book value per share at March 31, 2025, was $27.09 compared to $28.73 at year-end 2024.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2024 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2025		December 31, 2024
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	15.56%	14.03%	16.75%	13.89%
Tier 1 risk-based capital ratio	15.56%	14.03%	16.75%	13.89%
Total risk-based capital ratio	16.81%	15.28%	18.00%	15.15%
Tier 1 leverage ratio	11.37%	10.37%	12.25%	10.32%

The Company's risk-based capital ratios as of March 31, 2025, decreased from December 31, 2024, primarily due to a decrease in capital levels. The decrease in capital was primarily driven by the payment of a special cash dividend of $2.07 per share totaling approximately $37.93 million during the first quarter of 2025.  While the Company's risk-based capital ratios decreased, the Bank's risk-based capital ratios increased.  The increase in the Bank's risk-based capital ratios was primarily due to a decrease in risk-weighted assets.  As of March 31, 2025, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2025.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2025	December 31, 2024
(Amounts in thousands)
Commitments to extend credit	$247,031	$252,225
Standby letters of credit and financial guarantees (1)	125,586	125,561
Total off-balance sheet risk	$372,617	$377,786

(1)	Includes FHLB letters of credit

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

As of March 31, 2025, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 425 to 450 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	March 31, 2025		December 31, 2024
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$2,795	2.2%	$2,997	2.4%
100	1,405	1.1%	1,505	1.2%
(100)	(553)	(0.4)%	(2,883)	-2.3%
(200)	(1,221)	(1.0)%	(6,325)	-5.0%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.

The Company's disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information we are required to disclose in the reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions about required disclosure.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2024, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2024 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

During the first quarter of 2025, the Company purchased 12,854 shares of its common stock.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1-31, 2025	-	$-	-	2,245,206
February 1-28, 2025	-	-	-	2,245,206
March 1-31, 2025	-	-	-	2,245,206
Total	-	$-	-

(1)	In September, 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Company's common stock. The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended March 31, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2025, (Unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 2, 2025.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)