Form 10-Q
period 2025-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2025-08-01
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
or

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
☐ Yes ☑ No

As of July 25, 2025, there were 18,314,905 shares outstanding of the registrant’s Common Stock, $1.00 par value.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2025	2024(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$92,412	$78,540
Federal funds sold	300,656	296,997
Interest-bearing deposits in banks	1,989	1,917
Total cash and cash equivalents	395,057	377,454
Debt securities available-for-sale, at fair value	132,535	169,849
Loans held for investment, net of unearned income	2,353,277	2,416,089
Allowance for credit losses	(33,020)	(34,825)
Loans held for investment, net	2,320,257	2,381,264
Premises and equipment, net	48,023	48,735
Other real estate owned	455	521
Interest receivable	8,787	9,207
Goodwill	143,946	143,946
Other intangible assets	11,964	13,014
Other assets	119,990	117,226
Total assets	$3,181,014	$3,261,216

Liabilities
Deposits
Noninterest-bearing	$873,677	$883,499
Interest-bearing	1,761,687	1,807,748
Total deposits	2,635,364	2,691,247
Securities sold under agreements to repurchase	1,016	906
Interest, taxes, and other liabilities	41,805	42,671
Total liabilities	2,678,185	2,734,824

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,639,015 shares issued and 18,311,232 outstanding at June 30, 2025; 27,599,240 shares issued and 18,321,795 outstanding at December 31, 2024	18,311	18,322
Additional paid-in capital	169,358	169,752
Retained earnings	324,307	349,489
Accumulated other comprehensive loss	(9,147)	(11,171)
Total stockholders' equity	502,829	526,392
Total liabilities and stockholders' equity	$3,181,014	$3,261,216

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$30,637	$32,696	$61,306	$66,114
Interest on securities -- taxable	945	1,089	2,092	2,652
Interest on securities -- tax-exempt	84	122	175	257
Interest on deposits in banks	3,722	2,882	6,984	3,795
Total interest income	35,388	36,789	70,557	72,818
Interest expense
Interest on deposits	4,731	4,877	9,602	9,242
Interest on short-term borrowings	-	-	-	35
Total interest expense	4,731	4,877	9,602	9,277
Net interest income	30,657	31,912	60,955	63,541
(Recovery of) provision for credit losses	(285)	144	36	1,155
Net interest income after provision for credit losses	30,942	31,768	60,919	62,386
Noninterest income
Wealth management	1,222	1,064	2,384	2,163
Service charges on deposits	4,120	3,428	7,956	6,738
Other service charges and fees	3,791	3,670	7,131	7,120
Other operating income	1,207	1,180	3,098	2,580
Total noninterest income	10,340	9,342	20,569	18,601
Noninterest expense
Salaries and employee benefits	14,349	12,491	27,684	25,072
Occupancy expense	1,290	1,309	2,866	2,687
Furniture and equipment expense	1,587	1,687	3,162	3,232
Service fees	2,475	2,427	4,959	4,876
Advertising and public relations	1,154	933	2,209	1,729
Professional fees	360	330	732	702
Amortization of intangibles	526	530	1,050	1,060
FDIC premiums and assessments	361	364	723	733
Litigation expense	-	1,800	-	1,800
Other operating expense	3,353	3,026	7,014	6,392
Total noninterest expense	25,455	24,897	50,399	48,283
Income before income taxes	15,827	16,213	31,089	32,704
Income tax expense	3,581	3,527	7,025	7,173
Net income	$12,246	$12,686	$24,064	$25,531

Earnings per common share
Basic	$0.67	$0.69	$1.31	$1.39
Diluted	0.67	0.71	1.31	1.42
Weighted average shares outstanding
Basic	18,295,465	18,343,958	18,310,032	18,410,043
Diluted	18,400,793	18,409,876	18,427,503	18,475,110

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Amounts in thousands)
Net income	$12,246	$12,686	$24,064	$25,531
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized (losses) gains on debt securities	455	(654)	2,563	(1,852)
Net unrealized (losses) gains on available-for-sale debt securities	455	(654)	2,563	(1,852)
Employee benefit plans:
Net actuarial gain (loss)	16	(9)	11	(18)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	(16)	9	(11)	18
Net unrealized gains (losses) on employee benefit plans	-	-	-	-
Other comprehensive (loss) income, before tax	455	(654)	2,563	(1,852)
Income tax expense (benefit) expense	97	(139)	539	(389)
Other comprehensive gain (loss), net of tax	358	(515)	2,024	(1,463)
Total comprehensive income	$12,604	$12,171	$26,088	$24,068

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2025 and 2024

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance April 1, 2024	-	$-	18,413,088	$18,413	$173,041	$327,389	$(11,899)	$506,944
Net income	-	-	-	-	-	12,686	-	12,686
Other comprehensive loss	-	-	-	-	-	-	(515)	(515)
Common dividends declared -- $0.29 per share	-	-	-	-	-	(5,319)	-	(5,319)
Equity-based compensation expense	-	-	9,204	9	313	-	-	322
Common stock options exercised	-	-	3,025	3	39	-	-	42
Repurchase of common shares at $34.03 per share	-	-	(155,044)	(155)	(5,121)	-	-	(5,276)
Balance June 30, 2024	-	$-	18,270,273	$18,270	$168,272	$334,756	$(12,414)	$508,884

Balance April 1, 2025	-	$-	18,326,657	$18,327	$169,867	$317,728	$(9,505)	$496,417
Net income	-	-	-	-	-	12,246	-	12,246
Other comprehensive income	-	-	-	-	-	-	358	358
Common dividends declared -- $0.31 per share	-	-	-	-	-	(5,667)	-	(5,667)
Equity-based compensation expense	-	-	34,913	34	1,292	-	-	1,326
Common stock options exercised	-	-	-	-	-	-	-	-
Repurchase of common shares at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance June 30, 2025	-	$-	$18,311,232	$18,311	$169,358	$324,307	$(9,147)	$502,829

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

SIX MONTHS ENDED

June 30, 2025 and 2024

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	25,531	-	25,531
Other comprehensive loss	-	-	-	-	-	-	(1,463)	(1,463)
Common dividends declared -- $0.58 per share	-	-	-	-	-	(10,677)	-	(10,677)
Equity-based compensation expense	-	-	9,204	9	394	-	-	403
Common stock options exercised	-	-	3,025	3	39	-	-	42
Issuance of common stock to 401(k) plan	-	-	88	-	3	-	-	3
Repurchase of common shares at $33.75 per share	-	-	(244,440)	(244)	(8,005)	-	-	(8,249)
Balance June 30, 2024	-	$-	18,270,273	$18,270	$168,272	$334,756	$(12,414)	$508,884

Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	24,064	-	24,064
Other comprehensive income	-	-	-	-	-	-	2,024	2,024
Common dividends declared -- $0.62 per share and special dividend $2.07 per share	-	-	-	-	-	(49,246)	-	(49,246)
Equity-based compensation expense	-	-	34,913	34	1,292	-	-	1,326
Common stock options exercised	-	-	4,877	5	115	-	-	120
Issuance of common stock to 401(k) plan	-	-	(15)	-	-	-	-	-
Repurchase of common shares at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance June 30, 2025	-	$-	18,311,232	$18,311	$169,358	$324,307	$(9,147)	$502,829

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2025	2024
Operating activities
Net income	$24,064	$25,531
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	36	1,155
Depreciation and amortization of premises and equipment	1,998	2,224
Accretion of discounts on investments	(473)	(329)
Amortization of intangible assets	1,050	1,060
Accretion on acquired loans	(986)	(1,443)
Equity-based compensation expense	1,326	403
Issuance of common stock to 401(k) plan	-	3
Loss on sale of premises and equipment, net	4	8
Loss on sale of other real estate owned	93	32
Decrease in accrued interest receivable	420	897
(Decrease) increase in other operating activities	(4,100)	1,843
Net cash provided by operating activities	23,432	31,384
Investing activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale	90,453	155,005
Payments to acquire securities available-for-sale	(50,105)	(5,252)
Net decrease in loans	61,744	97,437
Proceeds from the sale of FHLB stock, net	29	265
Proceeds from bank owned life insurance	-	585
Proceeds from sale of premises and equipment	-	13
Payments to acquire premises and equipment	(1,364)	(2,150)
Proceeds from sale of other real estate owned	164	332
Net cash provided by investing activities	100,921	246,235
Financing activities
Decrease in noninterest-bearing deposits, net	(9,822)	(42,458)
Decrease in interest-bearing deposits, net	(46,061)	(2,595)
Increase (decrease) in securities sold under agreements to repurchase, net	110	(225)
Proceeds from stock options exercised	120	42
Payments for repurchase of common stock	(1,851)	(8,249)
Payments of common dividends	(49,246)	(10,677)
Net cash used in financing activities	(106,750)	(64,162)
Net increase in cash and cash equivalents	17,603	213,457
Cash and cash equivalents at beginning of period	377,454	116,420
Cash and cash equivalents at end of period	$395,057	$329,877

Supplemental disclosure -- cash flow information
Cash paid for interest	$7,976	$9,021
Cash paid for income taxes	7,520	6,056

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	191	272
Increase (decrease) in other comprehensive income (loss), net of taxes	2,024	(1,463)

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

Standards Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU are related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU is effective for annual periods beginning after December 31, 2024, and will be applied on a prospective basis with the option to apply the standard retrospectively.  The adoption of the ASU has no material impact on the Company's financial statements.  The adoption of the ASU is not expected to have a material impact on the Company's financial statements but will affect our income tax disclosures.

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

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,915	$-	$(3)	$10,912
Municipal securities	11,916	2	(61)	11,857
Corporate notes	27,615	-	(598)	27,017
Agency mortgage-backed securities	94,364	172	(11,787)	82,749
Total	$144,810	$174	$(12,449)	$132,535

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$55,760	$10	$(1)	$55,769
Municipal securities	13,949	2	(114)	13,837
Corporate notes	28,598	—	(1,056)	27,542
Agency mortgage-backed securities	86,380	—	(13,679)	72,701
Total	$184,687	$12	$(14,850)	$169,849

There was no allowance for credit losses for debt securities as of  June 30, 2025 and December 31, 2024; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $661 thousand and $694 thousand as of  June 30, 2025, and  December 31, 2024, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2025
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$23,181	$23,087
Due after one year but within five years	27,265	26,699
Due after five years but within ten years	-	-
	50,446	49,786
Agency mortgage-backed securities	94,364	82,749
Total debt securities available-for-sale	$144,810	$132,535

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$10,912	$(3)	$-	$-	$10,912	$(3)
Municipal securities	2,804	(6)	5,563	(55)	8,367	(61)
Corporate notes	-	-	27,061	(598)	27,061	(598)
Agency mortgage-backed securities	4,115	(19)	66,821	(11,768)	70,936	(11,787)
Total	$17,831	$(28)	$99,445	$(12,421)	$117,276	$(12,449)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$4,984	$(1)	$-	$-	$4,984	$(1)
Municipal securities	3,914	(16)	6,638	(98)	10,552	(114)
Corporate notes	—	—	27,542	(1,056)	27,542	(1,056)
Agency mortgage-backed securities	4,100	(81)	68,601	(13,598)	72,701	(13,679)
Total	$12,998	$(98)	$102,781	$(14,752)	$115,779	$(14,850)

There were 96 individual debt securities in an unrealized loss position as of June 30, 2025, and the combined depreciation in value represented 9.39% of the debt securities portfolio. There were 103 individual debt securities in an unrealized loss position as of December 31, 2024, and their combined depreciation in value represented 8.74% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of June 30, 2025, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no available-for-sale securities sold during the first six months of 2025 or 2024.

The carrying amount of securities pledged for various purposes totaled $28.32  million as of June 30, 2025, and $24.64 million as of December 31, 2024.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.34 million as of June 30, 2025, and $1.82 million as of December 31, 2024. Deferred loan fees, net of loan costs, totaled $6.20  million as of June 30, 2025, and $6.60 million as of December 31, 2024.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $6.20 million and $6.60 million and unamortized discount related to loans acquired of $11.40 million and $12.39 million for June 30, 2025, and December 31, 2024, respectively.  Accrued interest receivable of $8.13 million as of  June 30, 2025, and $8.51 million as of  December 31, 2024, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	June 30, 2025		December 31, 2024
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, other land	$64,441	2.74%	$72,319	2.99%
Commercial and industrial	249,674	10.61%	232,854	9.64%
Multi-family residential	189,267	8.04%	199,521	8.26%
Single family non-owner occupied	185,042	7.86%	195,588	8.10%
Non-farm, non-residential	840,642	35.73%	852,223	35.27%
Agricultural	14,077	0.60%	16,676	0.69%
Farmland	11,170	0.47%	12,311	0.51%
Total commercial loans	1,554,313	66.05%	1,581,492	65.46%
Consumer real estate loans
Home equity lines	84,629	3.60%	90,227	3.73%
Single family owner occupied	634,898	26.98%	650,306	26.92%
Owner occupied construction	4,775	0.20%	4,491	0.19%
Total consumer real estate loans	724,302	30.78%	745,024	30.84%
Consumer and other loans
Consumer loans	72,325	3.07%	87,758	3.63%
Other	2,337	0.10%	1,815	0.08%
Total consumer and other loans	74,662	3.17%	89,573	3.71%
Total loans held for investment, net of unearned income	$2,353,277	100.00%	$2,416,089	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	June 30, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$63,881	$128	$432	$-	$-	$64,441
Commercial and industrial	245,471	722	3,481	-	-	249,674
Multi-family residential	189,083	43	141	-	-	189,267
Single family non-owner occupied	176,925	1,524	6,593	-	-	185,042
Non-farm, non-residential	821,450	11,309	7,883	-	-	840,642
Agricultural	9,301	3,052	1,724	-	-	14,077
Farmland	9,867	242	1,061	-	-	11,170
Consumer real estate loans
Home equity lines	81,443	420	2,766	-	-	84,629
Single family owner occupied	613,347	1,596	19,955	-	-	634,898
Owner occupied construction	4,775	-	-	-	-	4,775
Consumer and other loans
Consumer loans	70,895	-	1,430	-	-	72,325
Other	2,337	-	-	-	-	2,337
Total loans	$2,288,775	$19,036	$45,466	$-	$-	$2,353,277

	December 31, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$69,290	$133	$2,896	$—	$—	$72,319
Commercial and industrial	227,108	2,045	3,701	—	—	232,854
Multi-family residential	194,865	3,319	1,337	—	—	199,521
Single family non-owner occupied	187,762	1,701	6,125	—	—	195,588
Non-farm, non-residential	831,821	12,572	7,830	—	—	852,223
Agricultural	11,144	3,589	1,943	—	—	16,676
Farmland	10,729	430	1,152	—	—	12,311
Consumer real estate loans
Home equity lines	86,908	476	2,843	—	—	90,227
Single family owner occupied	627,853	2,047	20,406	—	—	650,306
Owner occupied construction	4,491	—	—	—	—	4,491
Consumer and other loans
Consumer loans	86,177	—	1,581	—	—	87,758
Other	1,815	—	—	—	—	1,815
Total loans	$2,339,963	$26,312	$49,814	$—	$—	$2,416,089

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development and other land
Pass	$803	$10,226	$3,344	$31,581	$12,028	$5,298	$601	$63,881
Special mention	-	-	-	-	-	128	-	128
Substandard	-	163	110	-	-	159	-	432
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$803	$10,389	$3,454	$31,581	$12,028	$5,585	$601	$64,441
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$38,675	$62,418	$28,397	$43,609	$8,668	$16,516	$47,188	$245,471
Special mention	139	86	-	92	-	132	273	722
Substandard	81	324	413	1,047	416	1,200	-	3,481
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$38,895	$62,828	$28,810	$44,748	$9,084	$17,848	$47,461	$249,674
Current period gross write-offs	$-	$56	$63	$79	$22	$393	$-	$613
Multi-family residential
Pass	$1,884	$756	$11,301	$71,460	$39,809	$62,930	$943	$189,083
Special mention	-	-	-	-	-	43	-	43
Substandard	-	-	-	100	-	41	-	141
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$1,884	$756	$11,301	$71,560	$39,809	$63,014	$943	$189,267
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$29,874	$38,357	$72,435	$216,826	$130,953	$322,490	$10,515	$821,450
Special mention	-	151	-	2,726	3,744	4,688	-	11,309
Substandard	179	282	81	305	2,595	4,028	413	7,883
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$30,053	$38,790	$72,516	$219,857	$137,292	$331,206	$10,928	$840,642
Current period gross write-offs	$-	$-	$-	$56	$-	$16	$-	$72
Agricultural
Pass	$260	$547	$2,733	$2,286	$1,026	$1,816	$633	$9,301
Special mention	-	-	-	245	149	2,658	-	3,052
Substandard	-	-	344	127	16	1,237	-	1,724
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$260	$547	$3,077	$2,658	$1,191	$5,711	$633	$14,077
Current period gross write-offs	$-	$-	$-	$10	$-	$-	$-	$10
Farmland
Pass	$155	$846	$915	$989	$1,302	$4,457	$1,203	$9,867
Special mention	-	-	-	-	97	145	-	242
Substandard	-	-	-	-	-	1,061	-	1,061
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$155	$846	$915	$989	$1,399	$5,663	$1,203	$11,170
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$353	$77	$120	$981	$147	$3,833	$75,932	$81,443
Special mention	-	-	-	-	-	86	334	420
Substandard	-	-	-	171	-	1,747	848	2,766
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$353	$77	$120	$1,152	$147	$5,666	$77,114	$84,629
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$28	$28
Single family Mortgage
Pass	$19,653	$16,937	$46,247	$146,259	$195,012	$365,095	$1,069	$790,272
Special mention	-	-	-	-	535	2,585	-	3,120
Substandard	29	30	856	2,895	1,493	21,245	-	26,548
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$19,682	$16,967	$47,103	$149,154	$197,040	$388,925	$1,069	$819,940
Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$1
Owner occupied construction
Pass	$462	$3,817	$27	$50	$156	$263	$-	$4,775
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$462	$3,817	$27	$50	$156	$263	$-	$4,775
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$9,923	$13,860	$15,318	$17,369	$6,881	$2,219	$7,662	$73,232
Special mention	-	-	-	-	-	-	-	-
Substandard	-	63	286	433	302	315	31	1,430
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$9,923	$13,923	$15,604	$17,802	$7,183	$2,534	$7,693	$74,662
Current period gross write-offs	$874	$370	$499	$594	$236	$67	$143	$2,783

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total loans
Pass	$102,042	$147,841	$180,837	$531,410	$395,982	$784,917	$145,746	$2,288,775
Special mention	139	237	-	3,063	4,525	10,465	607	19,036
Substandard	289	862	2,090	5,078	4,822	31,033	1,292	45,466
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$102,470	$148,940	$182,927	$539,551	$405,329	$826,415	$147,645	$2,353,277
Current period gross write-offs	$874	$426	$562	$739	$258	$477	$171	$3,507

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,806	$7,378	$33,423	$12,495	$1,948	$3,589	$651	$69,290
Special Mention	-	-	-	-	65	68	-	133
Substandard	164	2,418	-	-	11	303		2,896
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,970	$9,796	$33,423	$12,495	$2,024	$3,960	$651	$72,319
Current period gross write-offs	$-	$-	$-	$-	$1	$8	$-	$9
Commercial and industrial
Pass	$71,241	$34,794	$50,214	$11,973	$7,332	$12,265	$39,289	$227,108
Special Mention	5	-	35	82	-	1,584	339	2,045
Substandard	193	404	831	457	465	1,351	-	3,701
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$71,439	$35,198	$51,080	$12,512	$7,797	$15,200	$39,628	$232,854
Current period gross write-offs	$24	$95	$351	$48	$34	$2	$-	$554
Multi-family residential
Pass	$775	$10,084	$73,633	$42,533	$28,855	$36,150	$2,835	$194,865
Special Mention	-	-	-	-	-	3,319		3,319
Substandard	-	-	1,285	-	-	52		1,337
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$775	$10,084	$74,918	$42,533	$28,855	$39,521	$2,835	$199,521
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$40,054	$76,285	$226,217	$140,911	$104,728	$235,001	$8,625	$831,821
Special Mention	154	-	565	1,758	-	10,095	-	12,572
Substandard	-	593	285	1,882	872	3,885	313	7,830
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-		-
Total non-farm, non-residential	$40,208	$76,878	$227,067	$144,551	$105,600	$248,981	$8,938	$852,223
Current period gross write-offs	$-	$-	$-	$-	$-	$29	$-	$29
Agricultural
Pass	$646	$3,168	$2,723	$1,561	$245	$1,754	$1,047	$11,144
Special Mention	-	-	256	161	3	3,169		3,589
Substandard	-	429	166	25	79	1,244		1,943
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$646	$3,597	$3,145	$1,747	$327	$6,167	$1,047	$16,676
Current period gross write-offs	$-	$115	$96	$19	$-	$-	$-	$230
Farmland
Pass	$861	$1,175	$1,052	$1,389	$665	$4,429	$1,158	$10,729
Special Mention	-	-	-	99	-	331		430
Substandard	-	-	-	-	142	1,010		1,152
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total farmland	$861	$1,175	$1,052	$1,488	$807	$5,770	$1,158	$12,311
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$10	$106	$1,205	$100	$86	$4,175	$81,226	$86,908
Special Mention	-	-	-	-	-	140	336	476
Substandard	23	22	78	-	22	1,793	905	2,843
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$33	$128	$1,283	$100	$108	$6,108	$82,467	$90,227
Current period gross write-offs	$3	$-	$-	$-	$47	$-	$17	$67
Single family Mortgage
Pass	$16,876	$47,598	$154,680	$204,443	$173,310	$218,047	$661	$815,615
Special Mention	-	-	-	440	-	3,308	-	3,748
Substandard	6	779	1,550	1,270	1,161	21,765	-	26,531
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$16,882	$48,377	$156,230	$206,153	$174,471	$243,120	$661	$845,894
Current period gross write-offs	$-	$-	$-	$185	$-	$84	$-	$269
Owner occupied construction
Pass	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$19,684	$20,709	$24,573	$10,590	$3,214	$1,493	$7,729	$87,992
Special Mention	-	-	-	-	-	-	-	-
Substandard	94	327	532	284	30	279	35	1,581
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$19,778	$21,036	$25,105	$10,874	$3,244	$1,772	$7,764	$89,573
Current period gross write-offs	$1,518	$1,269	$2,277	$908	$243	$105	$373	$6,693

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total loans
Pass	$162,340	$202,569	$568,038	$426,212	$320,383	$517,200	$143,221	$2,339,963
Special mention	159	-	856	2,540	68	22,014	675	26,312
Substandard	480	4,972	4,727	3,918	2,782	31,682	1,253	49,814
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$162,979	$207,541	$573,621	$432,670	$323,233	$570,896	$145,149	$2,416,089
Current period gross write-offs	$1,545	$1,479	$2,724	$1,160	$325	$228	$390	$7,851

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2025			December 31, 2024
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$126	$-	$126	$140	$—	$140
Commercial and industrial	1,677	-	1,677	2,492	—	2,492
Multi-family residential	141	-	141	152	—	152
Single family non-owner occupied	1,698	-	1,698	983	—	983
Non-farm, non-residential	2,566	-	2,566	2,284	531	2,815
Agricultural	1,362	-	1,362	1,541	—	1,541
Farmland	336	-	336	386	—	386
Consumer real estate loans
Home equity lines	991	-	991	1,072	—	1,072
Single family owner occupied	8,204	-	8,204	9,189	—	9,189
Owner occupied construction	-	-	-	—	—	—
Consumer and other loans
Consumer loans	983	-	983	1,099	—	1,099
Total nonaccrual loans	$18,084	$-	$18,084	$19,338	$531	$19,869

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the second quarter of 2025 or 2024.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	June 30, 2025
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$22	$-	$122	$144	$64,297	$64,441	$-
Commercial and industrial	848	847	1,288	2,983	246,691	249,674	-
Multi-family residential	291	-	-	291	188,976	189,267	-
Single family non-owner occupied	635	105	790	1,530	183,512	185,042	-
Non-farm, non-residential	1,075	446	1,626	3,147	837,495	840,642	-
Agricultural	-	6	1,156	1,162	12,915	14,077	-
Farmland	171	1	109	281	10,889	11,170	-
Consumer real estate loans
Home equity lines	422	122	344	888	83,741	84,629	-
Single family owner occupied	4,666	2,093	2,528	9,287	625,611	634,898	-
Owner occupied construction	-	-	-	-	4,775	4,775	-
Consumer and other loans
Consumer loans	2,299	819	470	3,588	68,737	72,325	-
Other	-	-	-	-	2,337	2,337	-
Total loans	$10,429	$4,439	$8,433	$23,301	$2,329,976	$2,353,277	$-

	December 31, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$40	$2,424	$143	$2,607	$69,712	$72,319	$—
Commercial and industrial	1,100	295	2,285	3,680	229,174	232,854	—
Multi-family residential	—	—	—	—	199,521	199,521	—
Single family non-owner occupied	1,228	434	500	2,162	193,426	195,588	—
Non-farm, non-residential	3,182	123	1,457	4,762	847,461	852,223	—
Agricultural	159	67	492	718	15,958	16,676	—
Farmland	11	2	142	155	12,156	12,311	—
Consumer real estate loans
Home equity lines	599	230	558	1,387	88,840	90,227	—
Single family owner occupied	5,812	1,457	3,974	11,243	639,063	650,306	—
Owner occupied construction	—	—	—	—	4,491	4,491	—
Consumer and other loans
Consumer loans	2,960	932	560	4,452	83,306	87,758	—
Other	—	—	—	—	1,815	1,815	—
Total loans	$15,091	$5,964	$10,111	$31,166	$2,384,923	$2,416,089	$—

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

	June 30, 2025			December 31, 2024
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate	$-	$-	-	$-	$-	-
Other	-	-	-	531	645	121.57%
Total collateral dependent loans	$-	$-	-	$531	$645	121.57%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	June 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$250	0.03%	Deferred 6 months of interest to loan maturity.
Single Family Owner Occupied	488	0.08%	Deferred $66 thousand in principal to loan maturity.
Single Family Non Owner Occupied	24	0.01%	Deferred 6 months of interest to loan maturity.
Agricultural	164	1.17%	Deferred 6 months of interest to loan maturity.
Total	$926

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	June 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$70	0.01%	Extended term 10.5 years.
Commercial & Industrial	35	0.01%	Delayed repayment of P & I for two years.
Consumer	1	0.00%	Extended term from 60 to 84 months.
HELOC	1	0.00%	Delayed repayment of P & I for two years.
Total	$107

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	June 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$999	0.16%	Reduced interest income and extended time to recover principal.
Consumer	6	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$1,005

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	June 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$91	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$91

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$625	0.07%	Deferred 6 months of interest to Loan Maturity.
Single Family Owner Occupied	509	0.08%	Deferred $66 thousand in Principal to Loan Maturity.
Single Family Non Owner Occupied	30	0.02%	Deferred 6 months of interest to Loan Maturity.
Commercial & Industrial	135	0.06%	Deferred $8 thousand in Principal to Loan Maturity.
Total	$1,299

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$144	0.06%	Delayed repayment of P & I for two years.
Consumer	2	0.00%	Extended term from 60 to 84 months.
Home Equity	2	0.00%	Delayed repayment of P & I for two years.
Total	$148

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$806	0.12%	Reduced interest income and extended time to recover principal.
Consumer	7	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$813

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  June 30, 2025, or  December 31, 2024.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	June 30, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non Farm, Non Residential Property	$250	$-	$-
Single Family Owner Occupied	1,268	322	58
Single Family Non Owner Occupied	24	-	-
Agricultural	164	-	-
Commercial & Industrial	35	-	-
Consumer	7	-	-
Home Equity	1	-	-
Total	$1,749	$322	$58

	December 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non Farm, Non Residential Property	$625	$-	$-
Single Family Owner Occupied	1,140	174	-
Single Family Non Owner Occupied	-	30	-
Commercial & Industrial	144	-	135
Consumer	10	-	-
Home Equity	2
Total	$1,921	$204	$135

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2025	December 31, 2024
(Amounts in thousands)
OREO	$455	$521

OREO secured by residential real estate	$455	$521
Residential real estate loans in the foreclosure process(1)	$936	$2,625

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended June 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$19,908	$9,720	$4,156	$33,784
Allowance for credit losses - loan commitments	154	132	26	312
Total allowance for credit losses beginning of year	20,062	9,852	4,182	34,096
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,104)	59	753	(292)
Provision for (recovery of) credit losses - loan commitments	9	(2)	-	7
Total (recovery of) provision for credit losses - loans and loan commitments	(1,095)	57	753	(285)
Charge-offs	(161)	(22)	(1,326)	(1,509)
Recoveries	604	50	383	1,037
Net recoveries (charge-offs)	443	28	(943)	(472)
Allowance for credit losses - loans	19,247	9,807	3,966	33,020
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$19,410	$9,937	$3,992	$33,339

	Three Months Ended June 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$21,052	$9,701	$4,708	$35,461
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	21,649	9,822	4,736	36,207
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(634)	193	890	449
(Recovery of) provision for credit losses - loan commitments	(308)	(3)	6	(305)
Total (recovery of) provision for credit losses - loans and loan commitments	(942)	190	896	144
Charge-offs	(194)	(63)	(1,342)	(1,599)
Recoveries	128	48	398	574
Net charge-offs	(66)	(15)	(944)	(1,025)
Allowance for credit losses - loans	20,352	9,879	4,654	34,885
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,641	$9,997	$4,688	$35,326

	Six Months Ended June 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	$34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,162)	(248)	1,468	58
Recovery of credit losses - loan commitments	(8)	(8)	(6)	(22)
Total (recovery of) provision for credit losses - loans and loan commitments	(1,170)	(256)	1,462	36
Charge-offs	(695)	(29)	(2,783)	(3,507)
Recoveries	686	177	781	1,644
Net (charge-offs) recoveries	(9)	148	(2,002)	(1,863)
Allowance for credit losses - loans	19,247	9,807	3,966	33,020
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$19,410	$9,937	$3,992	$33,339

	Six Months Ended June 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,186)	58	2,588	1,460
(Recovery of) provision for credit losses - loan commitments	(308)	(3)	6	(305)
Total (recovery of) provision for credit losses - loans and loan commitments	(1,494)	55	2,594	1,155
Charge-offs	(556)	(129)	(3,362)	(4,047)
Recoveries	244	257	782	1,283
Net (charge-offs) recoveries	(312)	128	(2,580)	(2,764)
Allowance for credit losses - loans	20,352	9,879	4,654	34,885
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,641	$9,997	$4,688	$35,326

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2025	December 31, 2024
(Amounts in thousands)
Noninterest-bearing demand deposits	$873,677	$883,499
Interest-bearing deposits:
Interest-bearing demand deposits	649,339	675,522
Money market accounts	323,239	338,527
Savings deposits	566,992	553,158
Certificates of deposit	147,475	162,139
Individual retirement accounts	74,642	78,402
Total interest-bearing deposits	1,761,687	1,807,748
Total deposits	$2,635,364	$2,691,247

Note 7. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,016	0.06%	$906	0.05%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of June 30, 2025, or  December 31, 2024.

Unused borrowing capacity with the FHLB totaled $326.43 million, net of FHLB letters of credit of $122.57 million, as of June 30, 2025. As of June 30, 2025, the Company maintains $449.01  million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2025, and December 31, 2024.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2025			December 31, 2024
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,877	$63	$-	$3,109	$116	$—
Total derivatives	$2,877	$63	$-	$3,109	$116	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2025	2024	2025	2024	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(15)	$(26)	$(31)	$(53)	Interest and fees on loans
Total derivative (income) expense	$(15)	$(26)	$(31)	$(53)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024	Income Statement Location
(Amounts in thousands)
Interest cost	$118	$103	$214	$207	Other expense
Amortization of prior service cost	-	-	-	-	Other expense
Amortization of losses	(16)	9	(11)	18	Other expense
Net periodic cost	$102	$112	$203	$225

Note 10. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
(Amounts in thousands, except share and per share data)
Net income	$12,246	$12,686	$24,064	$25,531

Weighted average common shares outstanding, basic	18,295,465	18,343,958	18,310,032	18,410,043
Dilutive effect of potential common shares
Stock options	23,634	19,872	27,245	19,904
Restricted stock units	81,694	46,046	90,226	45,163
Total dilutive effect of potential common shares	105,328	65,918	117,471	65,067
Weighted average common shares outstanding, diluted	18,400,793	18,409,876	18,427,503	18,475,110

Basic earnings per common share	$0.67	$0.69	$1.31	$1.39
Diluted earnings per common share	0.67	0.71	1.31	1.42

Antidilutive potential common shares
Stock options	58	-	29	-
Stock units	-	21,571	-	10,786
Total potential antidilutive shares	58	21,571	29	10,786

Note 11. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2025
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(10,057)	$552	$(9,505)
Other comprehensive income before reclassifications	358	13	371
Reclassified from AOCI	-	(13)	(13)
Other comprehensive income, net	358	-	358
Ending balance	$(9,699)	$552	$(9,147)

	Three Months Ended June 30, 2024
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(12,074)	$175	$(11,899)
Other comprehensive loss before reclassifications	(515)	(7)	(522)
Reclassified from AOCI	-	7	7
Other comprehensive loss, net	(515)	-	(515)
Ending balance	$(12,589)	$175	$(12,414)

	Six Months Ended June 30, 2025
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,723)	$552	$(11,171)
Other comprehensive income before reclassifications	2,024	8	2,032
Reclassified from AOCI	-	(8)	(8)
Other comprehensive income, net	2,024	-	2,024
Ending balance	$(9,699)	$552	$(9,147)

	Six Months Ended June 30, 2024
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,126)	$175	$(10,951)
Other comprehensive loss before reclassifications	(1,463)	(15)	(1,478)
Reclassified from AOCI	-	15	15
Other comprehensive loss, net	(1,463)	-	(1,463)
Ending balance	$(12,589)	$175	$(12,414)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2025	2024	2025	2024	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	-	Income before income taxes
Income tax expense	-	-	-	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	-	Net income
Employee benefit plans
Amortization of prior service cost	-	-	-	-	Salaries and employee benefits
Amortization of net actuarial benefit cost	(16)	9	(11)	18	Salaries and employee benefits
Reclassified out of AOCI, before tax	(16)	9	(11)	18	Income before income taxes
Income tax (benefit) expense	(3)	2	(3)	3	Income tax expense
Reclassified out of AOCI, net of tax	(13)	7	(8)	15	Net income
Total reclassified out of AOCI, net of tax	$(13)	$7	$(8)	$15	Net income

(1)	Amortization is included in net periodic pension cost. See Note 9, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,912	$-	$10,912	$-
Municipal securities	11,857	-	11,857	-
Corporate Notes	27,017		27,017
Agency mortgage-backed securities	82,749	-	82,749	-
Total available-for-sale debt securities	132,535	-	132,535	-
Equity securities	55	-	55	-
Fair value loans	2,814	-	-	2,814
Derivative assets	63	-	63	-
Deferred compensation assets	10,160	10,160	-	-
Deferred compensation liabilities	11,640	11,640	-	-

	December 31, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$55,769	$-	$55,769	$-
Municipal securities	13,837	-	13,837	-
Corporate notes	27,542	-	27,542	-
Agency mortgage-backed securities	72,701	-	72,701	-
Total available-for-sale debt securities	169,849	-	169,849	-
Equity securities	55	—	55	—
Fair value loans	2,993	—	—	2,993
Derivative assets	116	—	116	—
Deferred compensation assets	8,571	8,571	—	—
Deferred compensation liabilities	10,189	10,189	—	—

Assets Measured at Fair Value on a Nonrecurring Basis

Collateral Dependent Loans. Fair value is based on appraised value adjusted for customized discounting criteria, Level 3 inputs.

The Company maintains an active and robust problem credit identification system. The review for collateral dependent loans includes obtaining third-party collateral valuations to help management identify potential credit losses and determine the amount of expected credit losses to record. The Company’s Special Assets staff manages and monitors all collateral dependent loans. Internal collateral valuations are generally performed within two to four weeks of identifying the initial potential credit loss. The internal valuation compares the original appraisal to current local real estate market conditions and considers experience and expected liquidation costs. The Company typically receives a third-party valuation within thirty to forty-five days of completing the internal valuation. When a third-party valuation is received, it is reviewed for reasonableness. Once the valuation is reviewed and accepted, discounts are applied to fair market value, based on, but not limited to, our historical liquidation experience for like collateral, resulting in an estimated net realizable value. The estimated net realizable value is compared to the outstanding loan balance to determine the appropriate amount of specific reserve for expected credit loss.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

June 30, 2025
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$-	$-	$-	$-
OREO	455	-	-	455

	December 31, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$531	$-	$-	$531
OREO	521	-	-	521

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

June 30, 2025
	Valuation	Unobservable	Discount Range
	Technique	Input	(Weighted Average)

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	51% to 67% (59%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

December 31, 2024
	Valuation	Unobservable	Discount Range
	Technique	Input	(Weighted Average)

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 74% (61%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$395,057	$395,057	$395,057	$-	$-
Debt securities available-for-sale	132,535	132,535	-	132,535	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,320,257	2,123,057	-	-	2,123,057
Derivative financial assets	63	63	-	63	-
Interest receivable	8,787	8,787	-	661	8,126
Deferred compensation assets	10,160	10,160	10,160	-	-

Liabilities
Time deposits	222,117	219,589	-	219,589	-
Securities sold under agreements to repurchase	1,016	1,016	-	1,016	-
Interest payable	748	748	-	748	-
Deferred compensation liabilities	11,640	11,640	11,640	-	-

	December 31, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$377,454	$377,454	$377,454	$-	$-
Debt securities available-for-sale	169,849	169,849	-	169,849	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,381,264	2,177,891	-	-	2,177,891
Interest receivable	9,207	9,207	-	1,246	9,635
Deferred compensation assets	8,571	8,571	8,571	-	-
Derivative assets	116	116	-	116	-

Liabilities
Time deposits	240,541	238,262	-	238,262	-
Securities sold under agreements to repurchase	906	906	-	906	-
Interest payable	880	880	—	880	—
Deferred compensation liabilities	10,189	10,189	10,189	—	—

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2025	December 31, 2024
(Amounts in thousands)
Commitments to extend credit	$249,688	$252,225
Standby letters of credit and financial guarantees(1)	125,417	125,561
Total off-balance sheet risk	$375,105	377,786

(1)	Includes FHLB letters of credit

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

The accounting policies of the community banking segment are the same as those for the Company described in Note 1. In accordance with ASC 280, the Company has concluded that consolidated net income is the measure of segment profit or loss that is required to be reported because it is the measure determined in accordance with measurement principles that are most consistent with US GAAP. As the Company only has one reportable segment, total segment net income and total segment assets are equivalent to the results disclosed in the accompanying Consolidated Statements of Income and Consolidated Balance Sheets, respectively.

Note 15. Subsequent Event

After the close of business on July 19, 2025, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Hometown Bancshares, Inc., a West Virginia corporation (“Hometown”), under which the Company will acquire Hometown (the “Merger”). Hometown will cease to exist and the Company will survive and continue to exist as a Virginia corporation. The Agreement provides that at the effective time of the Merger each share of Hometown common stock outstanding immediately prior to the effective time will be converted into the right to receive 11.706 shares of the Company’s common stock, which equates to $472.10 per share of Hometown common stock based on a closing price for the Company’s common stock of $40.33 as of July 18, 2025.

Following the effective time of the Merger, Union Bank, Inc., a wholly-owned subsidiary of Hometown, will merge with and into the Company’s wholly-owned subsidiary, First Community Bank (the “Bank Merger”). First Community Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia chartered bank institution. As of June 30, 2025, the Bank operated 53 branches in Virginia, West Virginia, North Carolina and Tennessee. As of June 30, 2025, full-time equivalent employees, calculated using the number of hours worked, totaled 594.  Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2025, the Trust Division and FCWM managed and administered $1.66 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

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

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2025, and financial condition as of June 30, 2025, include the following:

●	Net interest margin for the second quarter of 2025 remained strong at 4.37%. The yield on earning assets decreased 16 basis points from the same period of 2024 and is primarily attributable to a decrease in interest income of $1.40 million. Interest income on loans decreased $2.05 million, which was primarily due to a decrease in the average balance for loans of $134.85 million. Additionally, the yield on loans decreased 6 basis points. The decrease in interest income on loans was somewhat offset by an increase in interest income on interest-bearing deposits with banks of $840 thousand. Interest expense on interest-bearing liabilities decreased $145 thousand, which is primarily attributable to a decrease in average balance, as well as a decrease in yield of 3 basis points.
●	There was a recovery of provision for credit losses for the quarter ending June 30, 2025, of $285 thousand compared to a provision of $144 thousand for the same period of 2024. The decrease is primarily due to a decrease in net charge-offs for the quarter of $553 thousand compared to the same period in 2024 and a reduction in loan balance period over period of $119.99 million.
●	Noninterest income increased approximately $998 thousand, or 10.68%, when compared to the same quarter of 2024. The increase is primarily attributable to an increase in service charges on deposits of $692 thousand, or 20.19%. Noninterest expense increased $558 thousand, or 2.24%, when compared to the same period of 2024. The increase is attributable to increases in salaries and benefits of $1.86 million, or 14.87%, other operating expense of $328 thousand, or 10.84%, and advertising and public relations of $221 thousand, or 23.67%.
●	Net income of $12.25 million for the second quarter of 2025, was a decrease of $440 thousand, or 3.47%, from the same quarter of 2024. Net income of $24.06 million for the first six months of 2025, was a decrease of $1.47 million, or 5.75%, from the same period of 2024.
●	Annualized return on average assets ("ROA") was 1.53% for the second quarter of 2025 compared to 1.58% for the same period of 2024. Annualized return on average assets ("ROA") for the six months ended June 30, 2025, was 1.51% compared to 1.59% for the same period of 2024. Annualized return on average common equity ("ROE") was 9.84% for the second quarter of 2025 compared to 10.02% for the same period of 2024. Annualized return on average common equity ("ROE") was 9.67% for the six months ended June 30, 2025, compared to 10.10% for the same period of 2024.
●	Consolidated assets totaled $3.18 billion at June 30, 2025.
●	Loans decreased $62.81 million, or 2.60%, from December 31, 2024. Securities available for sale decreased $37.31 million, or 21.97%, from December 31, 2024. Deposits decreased $55.88 million, or 2.08%, which was due to a decrease in interest-bearing demand deposits and declining higher-rate time deposits. Stockholder equity decreased $23.56 million, or 4.48% primarily due to the payment of a special cash dividend in the first quarter of 2025. The net effect of these balance sheet changes resulted in an increase in cash and cash equivalents of $17.60 million, or 4.66%.
●	The Company repurchased 50,338 common shares during the second quarter of 2025 at a cost of $1.85 million; there were no shares repurchased in the first quarter of 2025. The Company purchased 155,044 common shares during the second quarter of 2024 at a total cost of $5.28 million; a total of 244,440 common shares was purchased during the first six months of 2024 at a total cost of $8.25 million.
●	Total non-performing assets as of June 30, 2025, were $19.17 million, compared with $20.54 million as of December 31, 2024, and $19.93 million as of June 30, 2024. The Company has realized a declining trend in non-performing assets since September 30, 2024.
●	Non-performing loans to total loans remained the same at 0.80% when compared with the same quarter of 2024. The Company experienced net charge-offs for the second quarter of 2025 of $472 thousand, or 0.08% of annualized average loans, compared to net charge-offs of $1.03 million, or 0.16%, of annualized average loans for the same period in 2024.
●	The allowance for credit losses to total loans was 1.40% at June 30, 2025, compared to 1.44% at December 31, 2024 and 1.41% at June 30, 2024.
●	Book value per share at June 30, 2025, was $27.46, a decrease of $1.27 from year-end 2024. The decrease is primarily attributable to the payment of the special cash dividend in the first quarter of 2025 of $2.07 per share totaling approximately $37.93 million.

Economic and Trade Policy Uncertainty

In the second quarter of 2025, the United States implemented new tariffs as part of U.S. trade policy. Other countries have responded with retaliatory actions or plans for retaliatory actions. Some of these tariff announcements have since been followed by announcements of limited exemptions and temporary pauses. The duration and extent of the tariffs and any reciprocal tariffs, as well as any available opportunities to lessen the impact, continue to evolve. To date, these actions have not had a material impact on our results of operations, financial condition or cash flows.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change

Net income	$12,246	$12,686	$(440)	-3.47%	$24,064	$25,531	$(1,467)	-5.75%

Basic earnings per common share	0.67	0.69	(0.02)	-2.90%	1.31	1.39	(0.08)	-5.76%
Diluted earnings per common share	0.67	0.71	(0.04)	-5.63%	1.31	1.42	(0.11)	-7.75%

Return on average assets	1.53%	1.58%	-0.05%	-3.16%	1.51%	1.59%	-0.08%	-5.03%
Return on average common equity	9.84%	10.02%	-0.18%	-1.80%	9.67%	10.10%	-0.43%	-4.26%

Three-Month Comparison.

Net income decreased $440 thousand, or 3.47%, in the second quarter of 2025 compared to the same period in 2024.  The decrease is primarily attributable to a decrease in net interest income of $1.26 million, or 3.93%; as well as an increase in non-interest expense of $558 thousand, or 2.24%.  The decreases in income were offset by an increase in total noninterest income of $998 thousand, or 10.68%, as well as a decrease in provision for credit losses of $429 thousand, or 297.92%, compared to the same period in 2024.

Six-Month Comparison.

Net income decreased $1.47 million, or 5.75%, in the first six months of 2025 compared to the same period in 2024.  The decrease is primarily attributable to a decrease in net interest income of $2.59 million, or 4.07%, as well as an increase in non-interest expense of $2.12 million, or 4.38%.  The decreases in income were offset by an increase in total noninterest income of $1.97 million, or 10.58%, as well as a decrease in provision for credit losses of $1.12 million, or 96.88%, compared to the same period in 2024.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,364,362	$30,731	5.21%	$2,499,212	$32,777	5.27%
Securities available-for-sale	128,457	1,053	3.29%	144,755	1,242	3.45%
Interest-bearing deposits	333,872	3,722	4.47%	210,432	2,883	5.51%
Total earning assets	2,826,691	35,506	5.04%	2,854,399	36,902	5.20%
Other assets	377,879			373,029
Total assets	$3,204,570			$3,227,428

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$657,888	$177	0.11%	$664,707	$174	0.10%
Savings deposits	895,024	3,322	1.49%	874,420	3,582	1.65%
Time deposits	228,485	1,232	2.16%	246,291	1,121	1.83%
Total interest-bearing deposits	1,781,397	4,731	1.07%	1,785,418	4,877	1.10%
Borrowings
Retail repurchase agreements	1,293	-	0.07%	1,002	-	0.04%
Total borrowings	1,293	-	0.07%	1,002	-	0.04%
Total interest-bearing liabilities	1,782,690	4,731	1.06%	1,786,420	4,877	1.10%
Noninterest-bearing demand deposits	877,346			884,681
Other liabilities	45,310			47,123
Total liabilities	2,705,346			2,718,224
Stockholders' equity	499,224			509,204
Total liabilities and stockholders' equity	$3,204,570			$3,227,428
Net interest income, FTE(1)		$30,775			$32,025
Net interest rate spread			3.97%			4.10%
Net interest margin, FTE(1)			4.37%			4.51%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $430 thousand and $661 thousand for the three months ended June 30, 2025 and 2024, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,379,630	$61,488	5.21%	$2,524,159	$66,278	5.28%
Securities available-for-sale	138,804	2,314	3.36%	191,882	2,974	3.12%
Interest-bearing deposits	315,011	6,984	4.47%	138,458	3,798	5.52%
Total earning assets	2,833,445	70,786	5.04%	2,854,499	73,050	5.15%
Other assets	375,846			373,322
Total assets	$3,209,291			$3,227,821

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$658,268	$357	0.11%	$665,291	$336	0.10%
Savings deposits	893,096	6,633	1.50%	870,252	6,995	1.62%
Time deposits	233,343	2,612	2.26%	248,133	1,911	1.55%
Total interest-bearing deposits	1,784,707	9,602	1.09%	1,783,676	9,242	1.04%
Borrowings
Retail repurchase agreements	1,183	0	0.06%	1,065	-	0.05%
Federal funds purchased	-	-	-	1,264	35	5.52%
Total borrowings	1,183	0	0.06%	2,329	35	3.02%
Total interest-bearing liabilities	1,785,890	9,602	1.08%	1,786,005	9,277	1.04%
Noninterest-bearing demand deposits	868,714			885,813
Other liabilities	52,698			47,710
Total liabilities	2,707,302			2,719,528
Stockholders' equity	501,989			508,293
Total liabilities and stockholders' equity	$3,209,291			$3,227,821
Net interest income, FTE(1)		$61,184			$63,773
Net interest rate spread			3.96%			4.11%
Net interest margin, FTE(1)			4.35%			4.49%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $986 thousand and $1.44 million for the six months ended June 30, 2025 and 2024, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2025 Compared to 2024				June 30, 2025 Compared to 2024
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$(3,537)	$(764)	$2,255	$(2,046)	$(3,795)	$(874)	$(121)	$(4,790)
Securities available-for-sale	(280)	(117)	208	(189)	(823)	234	(71)	(660)
Interest-bearing deposits with other banks	3,382	(1,087)	(1,456)	839	4,843	(720)	(937)	3,186
Total interest earning assets	(435)	(1,968)	1,007	(1,396)	225	(1,360)	(1,129)	(2,264)

Interest paid on
Demand deposits	(4)	11	(3)	4	(4)	27	(1)	22
Savings deposits	169	(691)	262	(260)	184	(514)	(32)	(362)
Time deposits	(162)	407	(134)	111	(114)	874	(59)	701
Federal funds purchased	-	-	-	-	-	-	(35)	(35)
Retail repurchase agreements	-	1	(1)	0	-	-	0	0
FHLB advances and other borrowings
Total interest-bearing liabilities	3	(272)	124	(145)	66	387	(127)	326

Change in net interest income (1)	$(438)	$(1,696)	$883	$(1,251)	$159	$(1,747)	$(1,002)	$(2,590)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.78% of total net interest and noninterest income in the second quarter of 2025 compared to 77.35% in the same quarter of 2024. Net interest income on a GAAP basis decreased $1.26 million, or 3.93%.  Net interest income on a FTE basis decreased $1.25 million, with a percentage decrease of 3.91%. The net interest margin on a FTE basis decreased 14 basis points while the net interest spread on a FTE basis decreased 13 basis points. The decrease in both the net interest margin and the net interest spread was primarily the result of a decrease in interest income driven by a decrease in the yield and average balance in both the loan and the securities available for sale portfolios.

Average earning assets decreased $27.71 million, or 0.97%, primarily due to a decrease in the average balance for loans of $134.85 million, or 5.40%.  In addition, the average balance for available-for-sale securities decreased $16.30 million, or 11.26%.  These decreases to earning assets were offset by an increase in the average balance for interest-bearing balances with banks of $123.44 million, or 58.66%. The yield on earning assets decreased 16 basis points, or 3.08%, with loans experiencing a decrease of 6 basis points and securities available for sale experiencing a decrease of 16 basis points.   The average loan to deposit ratio decreased to 88.93% from 93.60% reported in the same quarter of 2024. Non-cash accretion income was $430 thousand for the second quarter compared to $661 thousand reported in the same period of 2024.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $3.73 million, or 0.21%, primarily due to a decrease in time deposits of $17.81 million, or 7.23%, and a decrease in demand deposits of $6.82 million, or 1.03%.  The decreases in average interest-bearing liabilities were offset by an increase in average saving deposits of $20.60 million, of 2.36%.  The yield on interest-bearing liabilities decreased 4 basis points and is primarily due to the decrease in yield on savings deposits.

Six-Month Comparison. Net interest income comprised 74.77% of total net interest and noninterest income in the six months ending June 30, 2025 compared to 77.36% for the same period of 2024. Net interest income on a GAAP basis decreased $2.59 million, or 4.07%.  Net interest income on a FTE basis decreased $2.59 million, with a percentage decrease of 4.06%. The net interest margin on a FTE basis decreased 14 basis points while the net interest spread on a FTE basis decreased 16 basis points. The decrease in both the net interest margin and the net interest spread was primarily the result of a decrease in interest income driven by a decrease in the yield and average balance in both the loan and the securities available for sale portfolios.

Average earning assets decreased $21.05 million, or 0.74%, primarily due to a decrease in the average balance for loans of $144.53 million, or 5.73%.  In addition, the average balance for available-for-sale securities decreased $53.08 million, or 27.66%.  These decreases to earning assets were offset by an increase in the average balance for interest-bearing balances with banks of $176.55 million, or 127.51%. The yield on earning assets decreased 11 basis points, or 2.14%, primarily due to a decrease in the yield on loans of 7 basis points, or 1.33%. The average loan to deposit ratio decreased to 89.68% from 94.56% reported in the same quarter of 2024. Non-cash accretion income was $986 thousand for the first six months of 2025 compared to $ 1.44 million reported in the same period of 2024.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, experienced an increase in interest expense of $326 thousand, or 3.52%, primarily due to an increase in the average balance of deposits of $1.03 million, or 0.06%.  The yield on interest-bearing liabilities increased 4 basis points primarily due to the increase in yield on time deposits.

Provision for Credit Losses

Three-Month Comparison. The provision charged to operations decreased $429 thousand, or 297.92%, in the second quarter of 2025 compared to the same quarter of 2024. There was a recovery of provision for credit losses for loans of $292 thousand was recorded in the second quarter of 2025 compared to the provision of $449 thousand recorded in the same period of 2024.  The decrease in provision was primarily due to a decrease in the balance of the loan portfolio, as well as a decrease in net charge-offs.  There was a provision recorded for the allowance for unfunded commitments during the second quarter of 2025 of $7 thousand.  A recovery of provision for the allowance for unfunded commitments was recorded during the second quarter of 2024, in the amount of $305 thousand.

Six-Month Comparison. The provision charged to operations decreased $1.12 million, or 96.88%, in the six months ending June 30, 2025 compared to the same quarter of 2024. Provision for credit losses for loans of $58 thousand was recorded in the six months ending June 30, 2025 compared to the provision of $1.46 million recorded in the same period of 2024.  As noted above, the decrease was primarily due to a decrease in the balance of loan portfolio, as well as a decrease in net charge-offs. There was a recovery of provision for the allowance for unfunded commitments during the first six months of 2025 of $22 thousand.  Compared to a recovery of provision for unfunded commitments of $305 thousand during the first six months of 2024.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,222	$1,064	$158	14.85%	$2,384	$2,163	$221	10.22%
Service charges on deposits	4,120	3,428	692	20.19%	7,956	6,738	1,218	18.08%
Other service charges and fees	3,791	3,670	121	3.30%	7,131	7,120	11	0.15%
Other operating income	1,207	1,180	27	2.29%	3,098	2,580	518	20.08%
Total noninterest income	$10,340	$9,342	$998	10.68%	$20,569	$18,601	$1,968	10.58%

Three-Month Comparison. Noninterest income comprised 25.22% of total net interest and noninterest income in the second quarter of 2025 compared to 22.65% in the same quarter of 2024. Noninterest income increased $998 thousand or 10.68%.  The increase is primarily attributable to an increase in service charges on deposits of $692 thousand, or 20.19%.

Six-Month Comparison. Noninterest income comprised 25.23% of total net interest and noninterest income in the six months ending June 30, 2025 compared to 22.64% in the same quarter of 2024. Noninterest income increased $1.97 million or 10.58%.  The increase is primarily attributable to an increase in service charges on deposits of $1.22 million, or 18.08%, and an increase in other operating income of $518 thousand, or 20.08%.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase	%	June 30,		Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$14,349	$12,491	$1,858	14.87%	$27,684	$25,072	$2,612	10.42%
Occupancy expense	1,290	1,309	(19)	-1.45%	2,866	2,687	179	6.66%
Furniture and equipment expense	1,587	1,687	(100)	-5.93%	3,162	3,232	(70)	-2.17%
Service fees	2,475	2,427	48	1.98%	4,959	4,876	83	1.70%
Advertising and public relations	1,154	933	221	23.69%	2,209	1,729	480	27.76%
Professional fees	360	330	30	9.09%	732	702	30	4.27%
Amortization of intangibles	526	530	(4)	-0.75%	1,050	1,060	(10)	-0.94%
FDIC premiums and assessments	361	364	(3)	-0.82%	723	733	(10)	-1.36%
Litigation expense	-	1,800	(1,800)	-100.00%	-	1,800	(1,800)	-100.00%
Other operating expense	3,353	3,026	327	10.81%	7,014	6,392	622	9.73%
Total noninterest expense	$25,455	$24,897	$558	2.24%	$50,399	$48,283	$2,116	4.38%

Three-Month Comparison. Noninterest expense increased $558 thousand, or 2.24%, in the second quarter of 2025 compared to the same quarter of 2024.  The increase was primarily due to an increase in salaries and employee benefits of $1.86 million, or 14.87%.

Six-Month Comparison. Noninterest expense increased $2.12 million, or 4.38%, in the six months ending June 30, 2025 compared to the same quarter of 2024.  The largest increases were primarily due to increases in salaries and employee benefits of $2.61 million, or 10.42%, and other operating expense of $622 thousand, or 9.73%.

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

Three-Month Comparison. Income tax expense increased $54 thousand, or 1.53%.  The effective tax rate increased to 22.63% in the second quarter of 2025 from 21.75% in the same quarter of 2024.

Six-Month Comparison. Income tax expense decreased $148 thousand, or 2.06%.  The decrease is primarily due to the decrease in net income before taxes.  The effective tax rate increased to 22.60% in the six months ending June 30, 2025 from 21.93% in the same quarter of 2024.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
(Amounts in thousands)
Net interest income, GAAP	$30,657	$31,912	$60,955	$63,541
FTE adjustment(1)	118	113	229	232
Net interest income, FTE	30,775	32,025	61,184	63,773

Net interest margin, GAAP	4.35%	4.49%	4.33%	4.47%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.02%
Net interest margin, FTE	4.37%	4.51%	4.35%	4.49%

(1) FTE basis of 21%.

Financial Condition

Total assets as of June 30, 2025, decreased $80.20 million, or 2.46%, from December 31, 2024.  The decrease in assets was primarily driven by decreases in the loans and securities available-for-sale portfolios.  Total liabilities decreased $56.64 million, or 2.07%, and was primarily driven by a decrease in deposits.  Stockholders' equity decreased $23.56 million, or 4.48%.

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

Available-for-sale debt securities as of June 30, 2025, decreased $37.31 million, or 21.97%, compared to December 31, 2024.  The decrease is primarily due to the maturities and calls of securities of $90.45 million during the first six months of 2025 offset by purchases of $50.11 million. The market value of debt securities available-for-sale as a percentage of amortized cost was 91.52% as of June 30, 2025, compared to 91.97% as of December 31, 2024.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of June 30, 2025 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, by loan class as of the dates indicated:

	June 30, 2025		December 31, 2024		June 30, 2024
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$64,441	2.74%	$72,319	2.99%	$81,693	3.30%
Commercial and industrial	249,674	10.61%	232,854	9.64%	205,858	8.32%
Multi-family residential	189,267	8.04%	199,521	8.26%	196,311	7.94%
Single family non-owner occupied	185,042	7.86%	195,588	8.10%	209,442	8.47%
Non-farm, non-residential	840,642	35.73%	852,223	35.27%	870,513	35.20%
Agricultural	14,077	0.60%	16,676	0.69%	19,513	0.79%
Farmland	11,170	0.47%	12,311	0.51%	13,606	0.55%
Total commercial loans	1,554,313	66.05%	1,581,492	65.46%	1,596,936	64.57%
Consumer real estate loans
Home equity lines	84,629	3.60%	90,227	3.73%	88,608	3.58%
Single family owner occupied	634,898	26.98%	650,306	26.92%	676,904	27.37%
Owner occupied construction	4,775	0.20%	4,491	0.19%	4,731	0.19%
Total consumer real estate loans	724,302	30.78%	745,024	30.84%	770,243	31.14%
Consumer and other loans
Consumer loans	72,325	3.07%	87,758	3.63%	104,503	4.23%
Other	2,337	0.10%	1,815	0.08%	1,586	0.06%
Total consumer and other loans	74,662	3.17%	89,573	3.71%	106,089	4.29%
Total loans held for investment, net of unearned income	2,353,277	100.00%	2,416,089	100.00%	2,473,268	100.00%
Less: allowance for credit losses	33,020		34,825		34,885
Total loans held for investment, net of unearned income and allowance	$2,320,257		$2,381,264		$2,438,383

Total loans as of June 30, 2025, decreased $62.81 million, or 2.60%, compared to December 31, 2024.  The largest decrease occurred in the commercial loans segment with an overall decrease of $27.18 million, or 1.72%.  Within this segment, the largest decreases occurred in non-farm, non-residential loans, single family non-owner occupied, and multi-family residential loans with decreases of $11.58 million, $10.55 million, and $10.25 million, respectively.  These decreases were offset by an increase in commercial and industrial loans of $16.82 million.  The consumer real estate segment decreased $20.72 million, or 2.78%, primarily due to a decrease in single family owner occupied of $15.41 million, or 2.37%.

Risk Elements

We seek to mitigate credit risk by following specific underwriting practices and by ongoing monitoring of our loan portfolio. Our underwriting practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for credit losses. We track certain credit quality indicators that include: trends related to the risk rating of commercial loans, the level of classified commercial loans, net charge-offs, nonperforming loans, and general economic conditions. The Company's loan review function performs an independent credit analysis on a risk-based sample of commercial loan relationships annually and performs a qualitative review of a sample of smaller commercial and retail loans.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2025	December 31, 2024	June 30, 2024
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$18,084	$19,869	$19,815
Accruing loans past due 90 days or more	568	149	19
Modified loans past due 90 days or more not included in nonaccrual	-	-	-
Total nonperforming loans	18,652	20,018	19,834
OREO	455	521	100
Total nonperforming assets	$19,107	$20,539	$19,934

Additional Information
Total modified loans	$2,129	$2,260	$2,290

Asset Quality Ratios:
Nonperforming loans to total loans	0.79%	0.83%	0.80%
Nonperforming assets to total assets	0.60%	0.63%	0.62%
Allowance for credit losses to nonperforming loans	177.03%	173.97%	175.88%
Allowance for credit losses to total loans	1.40%	1.44%	1.41%

Nonperforming assets as of June 30, 2025, decreased $1.43 million, or 6.97%, from December 31, 2024.  Nonaccrual loans decreased $1.79 million, or 8.98%.  OREO decreased $66 thousand, or 12.67%.  In addition, accruing loans past due 90 days or more increased $419 thousand from year-end.  As of June 30, 2025, nonaccrual loans were largely attributed to single family owner occupied (45.37%), non-farm, non-residential (14.19%), and single family non-owner occupied of (9.39%). Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $28.92 million as of June 30, 2025, a decrease of $8.62 million, or 22.98%, compared to $37.55 million as of December 31, 2024. Delinquent loans as a percent of total loans totaled 1.23% as of June 30, 2025, which includes past due loans (0.46%) and nonaccrual loans (0.77%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions with respect to interest rates, loan terms, or amortization terms.  Total loans modified as of June 30, 2025, were $2.13 million.  As of June 30, 2025, $322 thousand of these loans were 30-89 days past due. Modified loans past due 90 days or more totaled $58 thousand and are included in the total for nonaccrual loans.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $66 thousand, or 12.67%, as of June 30, 2025, from December 31, 2024, and consisted of  5 properties with an average holding period of approximately 9  months. The net loss on the sale of OREO totaled $93 thousand for the six months ended June 30, 2025, compared to a net loss of $32 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2025	2024
(Amounts in thousands)
Beginning balance January 1	$521	$192
Additions	191	272
Disposals	(257)	(315)
Valuation adjustments	-	(14)
Other adjustments	-	(35)
Ending balance	$455	$100

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

As of June 30, 2025, the balance of the ACL for loans was $33.02 million, or 1.40% of total loans. The ACL at June 30, 2025, decreased $1.81 million from the balance of $34.83 million recorded at December 31, 2024. This decrease included a provision of $36 thousand offset by net charge-offs for the six months of $1.86 million.

At June 30, 2025, the Company also had an allowance for unfunded commitments of $319 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first six months of 2025, the Company recorded a recovery of provision for credit losses for loan commitments of $22 thousand  There was a recovery of provision of $305 thousand recorded in the same period of 2024.

Deposits

Total deposits as of June 30, 2025, decreased $55.88 million, or 2.08%, compared to December 31, 2024.  The largest decreases in deposits occurred in interest-bearing demand of $26.18 million, or 3.88%, time deposits of $18.42 million, or 7.66%, and noninterest-bearing demand deposits of $9.82 million or 1.11%.

Total borrowings in the form of retail repurchase agreements as of June 30, 2025, increased $110 thousand, or 12.14%, compared to December 31, 2024.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2025, the Company’s cash reserves and short-term investment securities totaled $395.06 million and $10.91 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2025, our unencumbered cash totaled $395.06 million, unused borrowing capacity from the FHLB totaled $326.43 million, available credit from the FRB Discount Window totaled $5.84 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $104.22 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2025, decreased $23.56 million, or 4.48%, to $502.83 million from $526.39 million as of December 31, 2024.    The decrease in capital is primarily attributable to the payment of the special cash dividend in the first quarter of 2025 of $2.07 per share totaling approximately $37.93 million in addition to the regular cash dividends paid in first and second quarter of $0.31 per share.   The decrease was offset by net income of $24.06 million.  Book value per share at June 30, 2025, was $27.46 compared to $28.73 at year-end 2024.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2024 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2025		December 31, 2024
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	16.04%	14.29%	16.75%	13.89%
Tier 1 risk-based capital ratio	16.04%	14.29%	16.75%	13.89%
Total risk-based capital ratio	17.30%	15.54%	18.00%	15.15%
Tier 1 leverage ratio	11.63%	10.37%	12.25%	10.32%

The Company's risk-based capital ratios as of June 30, 2025, decreased from December 31, 2024, primarily due to a decrease in capital levels. The decrease in capital was primarily driven by the payment of a special cash dividend of $2.07 per share totaling approximately $37.93 million during the first quarter of 2025.  While the Company's risk-based capital ratios decreased, the Bank's risk-based capital ratios increased.  The increase in the Bank's risk-based capital ratios was primarily due to a decrease in risk-weighted assets.  As of June 30, 2025, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of June 30, 2025.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2025	December 31, 2024
(Amounts in thousands)
Commitments to extend credit	$249,688	$252,225
Standby letters of credit and financial guarantees (1)	125,417	125,561
Total off-balance sheet risk	$375,105	$377,786

(1)	Includes FHLB letters of credit

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

As of June 30, 2025, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 425 to 450 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	June 30, 2025		December 31, 2024
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$2,674	2.1%	$2,997	2.4%
100	1,350	1.1%	1,505	1.2%
(100)	(2,818)	(2.2)%	(2,883)	-2.3%
(200)	(6,451)	(5.1)%	(6,325)	-5.0%

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

Subsequent Event

As reported on Form 8-K filed with the SEC on July 21, 2025, the Company, along with Hometown Bancshares, Inc. (“Hometown”) announced the execution of an Agreement and Plan of Merger (the “Agreement”) whereby the Company will acquire Hometown and its banking subsidiary, Union Bank, Inc for a total valuation of approximately $41.5 million based on closing price for the Company’s common stock of $40.33 as of July 18, 2025. Pursuant to the terms of the Agreement, Hometown shareholders will receive 11.706 shares of the Company common stock for each share of Hometown common stock that they own as of the closing date. Currently, the transaction is expected to close in the first quarter of 2026. Please refer to Note 15 of the Notes to Condensed Consolidated Financial Statements for more information on this acquisition.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

During the second quarter of 2025, the Company purchased 50,338 shares of its common stock.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1-30, 2025	47,529	$36.76	47,529	2,197,677
May 1-31, 2025	100	37.39	100	2,197,577
June 1-30, 2025	2,709	37.39	2,709	2,194,868
Total	50,338	$36.80	50,338

(1)	In September, 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Company's common stock. The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended June 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2025, (Unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 1, 2025.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)