Form 10-Q
period 2025-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2025-11-07
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
or

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
☐ Yes ☑ No

As of October 30, 2025, there were 18,314,905 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations including tariffs or changes in trade policies;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the impact of a prolonged federal government shutdown;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	the Company’s success at managing the risks mentioned above.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2025	2024(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$76,820	$78,540
Federal funds sold	348,874	296,997
Interest-bearing deposits in banks	2,011	1,917
Total cash and cash equivalents	427,705	377,454
Debt securities available-for-sale, at fair value	131,314	169,849
Loans held for investment, net of unearned income	2,331,305	2,416,089
Allowance for credit losses	(31,597)	(34,825)
Loans held for investment, net	2,299,708	2,381,264
Premises and equipment, net	47,522	48,735
Other real estate owned	264	521
Interest receivable	9,121	9,207
Goodwill	143,946	143,946
Other intangible assets	11,531	13,014
Other assets	118,502	117,226
Total assets	$3,189,613	$3,261,216

Liabilities
Deposits
Noninterest-bearing	$865,554	$883,499
Interest-bearing	1,765,039	1,807,748
Total deposits	2,630,593	2,691,247
Securities sold under agreements to repurchase	1,429	906
Interest, taxes, and other liabilities	46,866	42,671
Total liabilities	2,678,888	2,734,824

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,642,688 shares issued and 18,314,905 outstanding at September 30, 2025; 27,599,240 shares issued and 18,321,795 outstanding at December 31, 2024	18,315	18,322
Additional paid-in capital	169,569	169,752
Retained earnings	330,895	349,489
Accumulated other comprehensive loss	(8,054)	(11,171)
Total stockholders' equity	510,725	526,392
Total liabilities and stockholders' equity	$3,189,613	$3,261,216

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2025	2024	2025	2024
Interest income
Interest and fees on loans	$30,805	$32,120	$92,111	$98,234
Interest on securities -- taxable	977	961	3,069	3,613
Interest on securities -- tax-exempt	73	109	248	366
Interest on deposits in banks	3,844	3,702	10,828	7,497
Total interest income	35,699	36,892	106,256	109,710
Interest expense
Interest on deposits	4,402	5,298	14,004	14,540
Interest on short-term borrowings	-	-	-	35
Total interest expense	4,402	5,298	14,004	14,575
Net interest income	31,297	31,594	92,252	95,135
Provision for credit losses	-	1,360	36	2,515
Net interest income after provision for credit losses	31,297	30,234	92,216	92,620
Noninterest income
Wealth management	1,371	1,071	3,755	3,234
Service charges on deposits	4,520	3,661	12,476	10,399
Other service charges and fees	3,847	3,697	10,978	10,817
Other operating income	1,151	2,023	4,249	4,603
Total noninterest income	10,889	10,452	31,458	29,053
Noninterest expense
Salaries and employee benefits	14,351	13,129	42,035	38,201
Occupancy expense	1,508	1,270	4,374	3,957
Furniture and equipment expense	1,502	1,574	4,664	4,806
Service fees	2,728	2,461	7,687	7,337
Advertising and public relations	939	967	3,148	2,696
Professional fees	293	221	1,025	923
Amortization of intangibles	433	536	1,483	1,596
FDIC premiums and assessments	362	365	1,085	1,098
Merger expenses	787	-	787	-
Litigation expense	-	-	-	1,800
Other operating expense	3,376	3,654	10,391	10,046
Total noninterest expense	26,279	24,177	76,679	72,460
Income before income taxes	15,907	16,509	46,995	49,213
Income tax expense	3,641	3,476	10,666	10,649
Net income	$12,266	$13,033	$36,329	$38,564

Earnings per common share
Basic	$0.67	$0.71	$1.98	$2.10
Diluted	0.67	0.71	1.97	2.09
Weighted average shares outstanding
Basic	18,314,865	18,279,612	18,311,661	18,366,249
Diluted	18,400,289	18,371,907	18,417,066	18,432,023

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Amounts in thousands)
Net income	$12,266	$13,033	$36,329	$38,564
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized gains on debt securities	1,385	5,070	3,946	3,218
Net unrealized gains on available-for-sale debt securities	1,385	5,070	3,946	3,218
Employee benefit plans:
Net actuarial gain (loss)	6	(10)	17	(28)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	(6)	10	(17)	28
Net unrealized gains (losses) on employee benefit plans	-	-	-	-
Other comprehensive income, before tax	1,385	5,070	3,946	3,218
Income tax expense	292	1,065	829	676
Other comprehensive gain, net of tax	1,093	4,005	3,117	2,542
Total comprehensive income	$13,359	$17,038	$39,446	$41,106

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2025 and 2024

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance July, 1 2024	-	$-	18,270,273	$18,270	$168,272	$334,756	$(12,414)	$508,884
Net income	-	-	-	-	-	13,033	-	13,033
Other comprehensive loss	-	-	-	-	-	-	4,005	4,005
Common dividends declared -- $0.31per share	-	-	-	-	-	(5,668)	-	(5,668)
Equity-based compensation expense	-	-	-	-	-	-	-	-
Common stock options exercised	-	-	33,519	34	874	-	-	908
Repurchase of common shares at $36.48 per share	-	-	(12,854)	(13)	(455)	-	-	(468)
Balance September 30, 2024	-	$-	18,290,938	$18,291	$168,691	$342,121	$(8,409)	$520,694

Balance July, 1 2025	-	$-	18,311,232	$18,311	$169,358	$324,307	$(9,147)	$502,829
Net income	-	-	-	-	-	12,266	-	12,266
Other comprehensive income	-	-	-	-	-	-	1,093	1,093
Common dividends declared -- $0.31 per share	-	-	-	-	-	(5,678)	-	(5,678)
Equity-based compensation expense	-	-	-	-	93	-	-	93
Common stock options exercised	-	-	3,673	4	118	-	-	122
Balance September 30, 2025	-	$-	$18,314,905	$18,315	$169,569	$330,895	$(8,054)	$510,725

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Nine Months Ended

September 30, 2025 and 2024

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	38,564	-	38,564
Other comprehensive loss	-	-	-	-	-	-	2,542	2,542
Common dividends declared -- $0.89 per share	-	-	-	-	-	(16,345)	-	(16,345)
Equity-based compensation expense	-	-	9,204	9	394	-	-	403
Common stock options exercised	-	-	36,544	37	913	-	-	950
Issuance of common stock to 401(k) plan	-	-	88	-	3	-	-	3
Repurchase of common shares at $33.88 per share	-	-	(257,294)	(257)	(8,460)	-	-	(8,717)
Balance September 30, 2024	-	$-	18,290,938	$18,291	$168,691	$342,121	$(8,409)	$520,694

Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	36,329	-	36,329
Other comprehensive income	-	-	-	-	-	-	3,117	3,117
Common dividends declared -- $0.62 per share and special dividend $2.07 per share	-	-	-	-	-	(54,923)	-	(54,923)
Equity-based compensation expense	-	-	34,913	34	1,385	-	-	1,419
Common stock options exercised	-	-	8,550	9	233	-	-	242
Issuance of common stock to 401(k) plan	-	-	(15)	-	-	-	-	-
Repurchase of common shares at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance September 30, 2025	-	$-	18,314,905	$18,315	$169,569	$330,895	$(8,054)	$510,725

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2025	2024
Operating activities
Net income	$36,329	$38,564
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	36	2,515
Depreciation and amortization of premises and equipment	2,882	3,301
Accretion of discounts on investments	(644)	(465)
Amortization of intangible assets	1,483	1,596
Accretion on acquired loans	(1,422)	(2,035)
Equity-based compensation expense	1,419	403
Issuance of common stock to 401(k) plan	-	3
Gain on sale of premises and equipment, net	(4)	(815)
Loss on sale of other real estate owned	4	29
Decrease in accrued interest receivable	86	998
Increase (decrease) in other operating activities	2,210	(1,273)
Net cash provided by operating activities	42,379	42,821
Investing activities
Proceeds from maturities, prepayments, and calls of securities available-for-sale	102,697	157,962
Payments to acquire securities available-for-sale	(59,572)	(39,987)
Net decrease in loans	82,729	125,706
Proceeds from the sale of FHLB stock, net	29	265
Proceeds from bank owned life insurance	-	585
Proceeds from sale of premises and equipment	6	1,129
Payments to acquire premises and equipment	(1,798)	(2,654)
Proceeds from sale of other real estate owned	444	440
Net cash provided by investing activities	124,535	243,446
Financing activities
Decrease in noninterest-bearing deposits, net	(17,945)	(62,197)
Decrease in interest-bearing deposits, net	(42,709)	(875)
Increase (decrease) in securities sold under agreements to repurchase, net	523	(165)
Proceeds from stock options exercised	242	950
Payments for repurchase of common stock	(1,851)	(8,717)
Payments of common dividends	(54,923)	(16,345)
Net cash used in financing activities	(116,663)	(87,349)
Net increase in cash and cash equivalents	50,251	198,918
Cash and cash equivalents at beginning of period	377,454	116,420
Cash and cash equivalents at end of period	$427,705	$315,338

Supplemental disclosure -- cash flow information
Cash paid for interest	$12,502	$14,254
Cash paid for income taxes	9,730	11,002

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	192	623
Increase (decrease) in other comprehensive income (loss), net of taxes	3,117	2,542

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

Note 2. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,915	$5	$-	$10,920
Municipal securities	10,352	2	(25)	10,329
Corporate notes	24,877	-	(454)	24,423
Agency mortgage-backed securities	96,062	233	(10,653)	85,642
Total	$142,206	$240	$(11,132)	$131,314

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$55,760	$10	$(1)	$55,769
Municipal securities	13,949	2	(114)	13,837
Corporate notes	28,598	-	(1,056)	27,542
Agency mortgage-backed securities	86,380	-	(13,679)	72,701
Total	$184,687	$12	$(14,850)	$169,849

There was no allowance for credit losses for debt securities as of  September 30, 2025 and December 31, 2024; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $926 thousand and $694 thousand as of  September 30, 2025, and  December 31, 2024, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2025
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$19,591	$19,546
Due after one year but within five years	26,553	26,126
	46,144	45,672
Agency mortgage-backed securities	96,062	85,642
Total debt securities available-for-sale	$142,206	$131,314

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Municipal securities	694	(1)	4,748	(24)	5,442	(25)
Corporate notes	-	-	24,423	(454)	24,423	(454)
Agency mortgage-backed securities	1,994	(12)	67,149	(10,641)	69,143	(10,653)
Total	$2,688	$(13)	$96,320	$(11,119)	$99,008	$(11,132)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$4,984	$(1)	$-	$-	$4,984	$(1)
Municipal securities	3,914	(16)	6,638	(98)	10,552	(114)
Corporate notes	$-	$-	27,542	(1,056)	27,542	(1,056)
Agency mortgage-backed securities	4,100	(81)	68,601	(13,598)	72,701	(13,679)
Total	$12,998	$(98)	$102,781	$(14,752)	$115,779	$(14,850)

There were 82 individual debt securities in an unrealized loss position as of September 30, 2025, and the combined depreciation in value represented 8.48% of the debt securities portfolio. There were 103 individual debt securities in an unrealized loss position as of December 31, 2024, and their combined depreciation in value represented 8.74% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of September 30, 2025, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

There were no available-for-sale securities sold during the first nine months of 2025 or 2024.

The carrying amount of securities pledged for various purposes totaled $28.65  million as of September 30, 2025, and $24.64 million as of December 31, 2024.

Note 3. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.51 million as of September 30, 2025, and $1.82 million as of December 31, 2024. Deferred loan fees, net of loan costs, totaled $5.96  million as of September 30, 2025, and $6.60 million as of December 31, 2024.

The table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $5.96 million and $6.60 million and unamortized discount related to loans acquired of $11.00 million and $12.39 million for September 30, 2025, and December 31, 2024, respectively.  Accrued interest receivable of $8.19 million as of  September 30, 2025, and $8.51 million as of  December 31, 2024, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	September 30, 2025		December 31, 2024
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, other land	$63,178	2.71%	$72,319	2.99%
Commercial and industrial	253,754	10.89%	232,854	9.64%
Multi-family residential	190,863	8.19%	199,521	8.26%
Single family non-owner occupied	179,300	7.69%	195,588	8.10%
Non-farm, non-residential	831,620	35.67%	852,223	35.27%
Agricultural	13,620	0.58%	16,676	0.69%
Farmland	11,052	0.47%	12,311	0.51%
Total commercial loans	1,543,387	66.20%	1,581,492	65.46%
Consumer real estate loans
Home equity lines	84,020	3.60%	90,227	3.73%
Single family owner occupied	632,709	27.14%	650,306	26.92%
Owner occupied construction	3,957	0.17%	4,491	0.19%
Total consumer real estate loans	720,686	30.91%	745,024	30.84%
Consumer and other loans
Consumer loans	64,724	2.78%	87,758	3.63%
Other	2,508	0.11%	1,815	0.08%
Total consumer and other loans	67,232	2.89%	89,573	3.71%
Total loans held for investment, net of unearned income	$2,331,305	100.00%	$2,416,089	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	September 30, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$62,630	$122	$426	$-	$-	$63,178
Commercial and industrial	249,423	638	3,693	-	-	253,754
Multi-family residential	190,699	35	129	-	-	190,863
Single family non-owner occupied	171,657	1,521	6,122	-	-	179,300
Non-farm, non-residential	813,891	11,399	6,330	-	-	831,620
Agricultural	9,262	2,979	1,379	-	-	13,620
Farmland	9,892	233	927	-	-	11,052
Consumer real estate loans
Home equity lines	80,995	418	2,607	-	-	84,020
Single family owner occupied	613,147	1,566	17,996	-	-	632,709
Owner occupied construction	3,957	-	-	-	-	3,957
Consumer and other loans
Consumer loans	63,401	-	1,323	-	-	64,724
Other	2,508	-	-	-	-	2,508
Total loans	$2,271,462	$18,911	$40,932	$-	$-	$2,331,305

	December 31, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$69,290	$133	$2,896	$-	$-	$72,319
Commercial and industrial	227,108	2,045	3,701	-	-	232,854
Multi-family residential	194,865	3,319	1,337	-	-	199,521
Single family non-owner occupied	187,762	1,701	6,125	-	-	195,588
Non-farm, non-residential	831,821	12,572	7,830	-	-	852,223
Agricultural	11,144	3,589	1,943	-	-	16,676
Farmland	10,729	430	1,152	-	-	12,311
Consumer real estate loans
Home equity lines	86,908	476	2,843	-	-	90,227
Single family owner occupied	627,853	2,047	20,406	-	-	650,306
Owner occupied construction	4,491	-	-	-	-	4,491
Consumer and other loans
Consumer loans	86,177	-	1,581	-	-	87,758
Other	1,815	-	-	-	-	1,815
Total loans	$2,339,963	$26,312	$49,814	-	-	$2,416,089

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development and other land
Pass	$7,093	$8,881	$2,401	$27,616	$11,833	$4,414	$392	$62,630
Special mention	-	-	-	-	-	122	-	122
Substandard	-	162	110	-	-	154	-	426
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$7,093	$9,043	$2,511	$27,616	$11,833	$4,690	$392	$63,178
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$51,857	$56,586	$26,154	$41,126	$7,819	$15,324	$50,557	$249,423
Special mention	135	80	-	142	-	109	172	638
Substandard	103	590	317	991	334	1,149	209	3,693
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$52,095	$57,256	$26,471	$42,259	$8,153	$16,582	$50,938	$253,754
Current period gross write-offs	$20	$74	$161	$207	$73	$420	$-	$955
Multi-family residential
Pass	$3,810	$747	$11,226	$73,520	$39,504	$61,098	$794	$190,699
Special mention	-	-	-	-	-	35	-	35
Substandard	-	-	-	95	-	34	-	129
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$3,810	$747	$11,226	$73,615	$39,504	$61,167	$794	$190,863
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$42,477	$37,289	$71,631	$214,323	$126,270	$310,584	$11,317	$813,891
Special mention	-	441	-	2,698	3,676	4,584	-	11,399
Substandard	179	596	22	155	1,543	3,526	309	6,330
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$42,656	$38,326	$71,653	$217,176	$131,489	$318,694	$11,626	$831,620
Current period gross write-offs	$-	$-	$-	$56	$-	$16	$-	$72
Agricultural
Pass	$1,592	$504	$2,300	$1,736	$876	$1,753	$501	$9,262
Special mention	-	-	-	240	138	2,601	-	2,979
Substandard	-	-	89	79	20	1,191	-	1,379
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$1,592	$504	$2,389	$2,055	$1,034	$5,545	$501	$13,620
Current period gross write-offs	$-	$-	$117	$45	$-	$-	$-	$162
Farmland
Pass	$667	$836	$906	$718	$1,256	$4,196	$1,313	$9,892
Special mention	-	-	-	-	95	138	-	233
Substandard	-	-	-	-	-	927	-	927
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$667	$836	$906	$718	$1,351	$5,261	$1,313	$11,052
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$555	$228	$304	$1,004	$76	$3,566	$75,262	$80,995
Special mention	-	-	-	-	-	83	335	418
Substandard	-	-	-	170	50	1,722	665	2,607
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$555	$228	$304	$1,174	$126	$5,371	$76,262	$84,020
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$42	$42
Single family Mortgage
Pass	$35,037	$17,127	$44,716	$143,436	$190,034	$352,992	$1,462	$784,804
Special mention	-	-	-	-	384	2,703	-	3,087
Substandard	28	29	743	2,838	1,528	18,952	-	24,118
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$35,065	$17,156	$45,459	$146,274	$191,946	$374,647	$1,462	$812,009
Current period gross write-offs	$-	$-	$-	$-	$55	$49	$-	$104
Owner occupied construction
Pass	$820	$2,655	$27	$49	$152	$254	$-	$3,957
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$820	$2,655	$27	$49	$152	$254	$-	$3,957
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$12,367	$11,799	$12,911	$14,286	$5,382	$1,546	$7,618	$65,909
Special mention	-	-	-	-	-	-	-	-
Substandard	11	115	267	395	203	300	32	1,323
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$12,378	$11,914	$13,178	$14,681	$5,585	$1,846	$7,650	$67,232
Current period gross write-offs	$1,426	$482	$753	$939	$335	$78	$174	$4,187

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total loans
Pass	$156,275	$136,652	$172,576	$517,814	$383,202	$755,727	$149,216	$2,271,462
Special mention	135	521	-	3,080	4,293	10,375	507	18,911
Substandard	321	1,492	1,548	4,723	3,678	27,955	1,215	40,932
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$156,731	$138,665	$174,124	$525,617	$391,173	$794,057	$150,938	$2,331,305
Current period gross write-offs	$1,446	$556	$1,031	$1,247	$463	$563	$216	$5,522

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,806	$7,378	$33,423	$12,495	$1,948	$3,589	$651	$69,290
Special Mention	-	-	-	-	65	68	-	133
Substandard	164	2,418	-	-	11	303		2,896
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,970	$9,796	$33,423	$12,495	$2,024	$3,960	$651	$72,319
Current period gross write-offs	$-	$-	$-	$-	$1	$8	$-	$9
Commercial and industrial
Pass	$71,241	$34,794	$50,214	$11,973	$7,332	$12,265	$39,289	$227,108
Special Mention	5	-	35	82	-	1,584	339	2,045
Substandard	193	404	831	457	465	1,351	-	3,701
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$71,439	$35,198	$51,080	$12,512	$7,797	$15,200	$39,628	$232,854
Current period gross write-offs	$24	$95	$351	$48	$34	$2	$-	$554
Multi-family residential
Pass	$775	$10,084	$73,633	$42,533	$28,855	$36,150	$2,835	$194,865
Special Mention	-	-	-	-	-	3,319		3,319
Substandard	-	-	1,285	-	-	52		1,337
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$775	$10,084	$74,918	$42,533	$28,855	$39,521	$2,835	$199,521
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$40,054	$76,285	$226,217	$140,911	$104,728	$235,001	$8,625	$831,821
Special Mention	154	-	565	1,758	-	10,095	-	12,572
Substandard	-	593	285	1,882	872	3,885	313	7,830
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-		-
Total non-farm, non-residential	$40,208	$76,878	$227,067	$144,551	$105,600	$248,981	$8,938	$852,223
Current period gross write-offs	$-	$-	$-	$-	$-	$29	$-	$29
Agricultural
Pass	$646	$3,168	$2,723	$1,561	$245	$1,754	$1,047	$11,144
Special Mention	-	-	256	161	3	3,169		3,589
Substandard	-	429	166	25	79	1,244		1,943
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$646	$3,597	$3,145	$1,747	$327	$6,167	$1,047	$16,676
Current period gross write-offs	$-	$115	$96	$19	$-	$-	$-	$230
Farmland
Pass	$861	$1,175	$1,052	$1,389	$665	$4,429	$1,158	$10,729
Special Mention	-	-	-	99	-	331		430
Substandard	-	-	-	-	142	1,010		1,152
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total farmland	$861	$1,175	$1,052	$1,488	$807	$5,770	$1,158	$12,311
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$10	$106	$1,205	$100	$86	$4,175	$81,226	$86,908
Special Mention	-	-	-	-	-	140	336	476
Substandard	23	22	78	-	22	1,793	905	2,843
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$33	$128	$1,283	$100	$108	$6,108	$82,467	$90,227
Current period gross write-offs	$3	$-	$-	$-	$47	$-	$17	$67
Single family Mortgage
Pass	$16,876	$47,598	$154,680	$204,443	$173,310	$218,047	$661	$815,615
Special Mention	-	-	-	440	-	3,308	-	3,748
Substandard	6	779	1,550	1,270	1,161	21,765	-	26,531
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$16,882	$48,377	$156,230	$206,153	$174,471	$243,120	$661	$845,894
Current period gross write-offs	$-	$-	$-	$185	$-	$84	$-	$269
Owner occupied construction
Pass	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$19,684	$20,709	$24,573	$10,590	$3,214	$1,493	$7,729	$87,992
Special Mention	-	-	-	-	-	-	-	-
Substandard	94	327	532	284	30	279	35	1,581
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$19,778	$21,036	$25,105	$10,874	$3,244	$1,772	$7,764	$89,573
Current period gross write-offs	$1,518	$1,269	$2,277	$908	$243	$105	$373	$6,693

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total loans
Pass	$162,340	$202,569	$568,038	$426,212	$320,383	$517,200	$143,221	$2,339,963
Special mention	159	-	856	2,540	68	22,014	675	26,312
Substandard	480	4,972	4,727	3,918	2,782	31,682	1,253	49,814
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$162,979	$207,541	$573,621	$432,670	$323,233	$570,896	$145,149	$2,416,089
Current period gross write-offs	$1,545	$1,479	$2,724	$1,160	$325	$228	$390	$7,851

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2025			December 31, 2024
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$126	$-	$126	$140	$-	$140
Commercial and industrial	1,545	-	1,545	2,492	-	2,492
Multi-family residential	129	-	129	152	-	152
Single family non-owner occupied	1,152	-	1,152	983	-	983
Non-farm, non-residential	1,967	-	1,967	2,284	531	2,815
Agricultural	1,020	-	1,020	1,541	-	1,541
Farmland	224	-	224	386	-	386
Consumer real estate loans	-
Home equity lines	1,058	-	1,058	1,072	-	1,072
Single family owner occupied	8,353	-	8,353	9,189	-	9,189
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	940	-	940	1,099	-	1,099
Total nonaccrual loans	$16,514	$-	$16,514	$19,338	$531	$19,869

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the third quarter of 2025 or 2024.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	September 30, 2025
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$53	$7	$122	$182	$62,996	$63,178	$-
Commercial and industrial	699	201	1,264	2,164	251,590	253,754	-
Multi-family residential	54	-	-	54	190,809	190,863	-
Single family non-owner occupied	1,001	-	658	1,659	177,641	179,300	-
Non-farm, non-residential	1,674	96	1,212	2,982	828,638	831,620	-
Agricultural	290	-	1,016	1,306	12,314	13,620	-
Farmland	46	-	-	46	11,006	11,052	-
Consumer real estate loans
Home equity lines	373	143	295	811	83,209	84,020	-
Single family owner occupied	4,362	1,953	2,948	9,263	623,446	632,709	-
Owner occupied construction	-	-	-	-	3,957	3,957	-
Consumer and other loans
Consumer loans	1,947	733	516	3,196	61,528	64,724	-
Other	-	-	-	-	2,508	2,508	-
Total loans	$10,499	$3,133	$8,031	$21,663	$2,309,642	$2,331,305	$-

	December 31, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$40	$2,424	$143	$2,607	$69,712	$72,319	-
Commercial and industrial	1,100	295	2,285	3,680	229,174	232,854	-
Multi-family residential	-	-	-	-	199,521	199,521	-
Single family non-owner occupied	1,228	434	500	2,162	193,426	195,588	-
Non-farm, non-residential	3,182	123	1,457	4,762	847,461	852,223	-
Agricultural	159	67	492	718	15,958	16,676	-
Farmland	11	2	142	155	12,156	12,311	-
Consumer real estate loans
Home equity lines	599	230	558	1,387	88,840	90,227	-
Single family owner occupied	5,812	1,457	3,974	11,243	639,063	650,306	-
Owner occupied construction	-	-	-	-	4,491	4,491	-
Consumer and other loans
Consumer loans	2,960	932	560	4,452	83,306	87,758	-
Other	-	-	-	-	1,815	1,815	-
Total loans	$15,091	$5,964	$10,111	$31,166	$2,384,923	$2,416,089	-

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

	September 30, 2025			December 31, 2024
(Amounts in thousands)	Balance	Collateral Coverage	%	Balance	Collateral Coverage	%
Commercial Real Estate	$-	$-	-	$-	$-	-
Other	-	-	-	531	645	121.57%
Total collateral dependent loans	$-	$-	-	$531	$645	121.57%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	September 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$589	0.07%	Interest only payments for six months; deferred payments to maturity.
Single Family Owner Occupied	479	0.08%	Deferred $66 thousand in principal to loan maturity.
Single Family Non Owner Occupied	22	0.01%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	13	0.10%	Deferred 6 months of interest to loan maturity.
Total	$1,103

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	September 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$69	0.01%	Extended term 10.5 years.
Commercial & Industrial	35	0.01%	Delayed repayment of P & I for 24-46 months.
Consumer	1	0.00%	Extended term from 60 to 84 months.
Total	$105

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	September 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$988	0.16%	Reduced interest income and extended time to recover principal.
Consumer	5	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$993

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	September 30, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$90	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$90

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$625	0.07%	Deferred 6 months of interest to Loan Maturity.
Single Family Owner Occupied	509	0.08%	Deferred $66 thousand in Principal to Loan Maturity.
Single Family Non Owner Occupied	30	0.02%	Deferred 6 months of interest to Loan Maturity.
Commercial & Industrial	135	0.06%	Deferred $8 thousand in Principal to Loan Maturity.
Total	$1,299

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$144	0.06%	Delayed repayment of P & I for two years.
Consumer	2	0.00%	Extended term from 60 to 84 months.
Home Equity	2	0.00%	Delayed repayment of P & I for two years.
Total	$148

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$806	0.12%	Reduced interest income and extended time to recover principal.
Consumer	7	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$813

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  September 30, 2025, or  December 31, 2024.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	September 30, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non Farm, Non Residential Property	$589	$-	$-
Single Family Owner Occupied	1,248	213	165
Single Family Non Owner Occupied	22	-	-
Agricultural	-	-	-
Commercial & Industrial	48	-	-
Consumer	6	-	-
Home Equity	-	-	-
Total	$1,913	$213	$165

	December 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non Farm, Non Residential Property	$625	$-	$-
Single Family Owner Occupied	1,140	174	-
Single Family Non Owner Occupied	-	30	-
Commercial & Industrial	144	-	135
Consumer	10	-	-
Home Equity	2
Total	$1,921	$204	$135

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2025	December 31, 2024
(Amounts in thousands)
OREO	$264	$521

OREO secured by residential real estate	$264	$521
Residential real estate loans in the foreclosure process(1)	$1,499	$2,625

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 5. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended September 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$19,247	$9,807	$3,966	$33,020
Allowance for credit losses - loan commitments	163	130	26	319
Total allowance for credit losses beginning of year	19,410	9,937	3,992	33,339
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(2,311)	1,240	1,071	-
Provision for (recovery of) credit losses - loan commitments	-	-	-	-
Total (recovery of) provision for credit losses - loans and loan commitments	(2,311)	1,240	1,071	-
Charge-offs	(536)	(75)	(1,404)	(2,015)
Recoveries	187	69	336	592
Net charge-offs	(349)	(6)	(1,068)	(1,423)
Allowance for credit losses - loans	16,587	11,041	3,969	31,597
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$16,750	$11,171	$3,995	$31,916

	Three Months Ended September 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$20,352	$9,879	$4,654	34,885
Allowance for credit losses - loan commitments	289	118	34	441
Total allowance for credit losses beginning of year	20,641	9,997	4,688	35,326
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(151)	242	1,269	1,360
(Recovery of) provision for credit losses - loan commitments	-	-	-	-
Total (recovery of) provision for credit losses - loans and loan commitments	(151)	242	1,269	1,360
Charge-offs	(89)	(22)	(1,689)	(1,800)
Recoveries	253	57	363	673
Net recoveries (charge-offs)	164	35	(1,326)	(1,127)
Allowance for credit losses - loans	20,365	10,156	4,597	35,118
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,654	$10,274	$4,631	$35,559

	Nine Months Ended September 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	$34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(3,473)	992	2,539	58
Recovery of credit losses - loan commitments	(8)	(8)	(6)	(22)
Total (recovery of) provision for credit losses - loans and loan commitments	(3,481)	984	2,533	36
Charge-offs	(1,231)	(104)	(4,187)	(5,522)
Recoveries	873	246	1,117	2,236
Net (charge-offs) recoveries	(358)	142	(3,070)	(3,286)
Allowance for credit losses - loans	16,587	11,041	3,969	31,597
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$16,750	$11,171	$3,995	$31,916

	Nine Months Ended September 30, 2024
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,337)	300	3,857	2,820
(Recovery of) provision for credit losses - loan commitments	(308)	(3)	6	(305)
Total (recovery of) provision for credit losses - loans and loan commitments	(1,645)	297	3,863	2,515
Charge-offs	(645)	(151)	(5,051)	(5,847)
Recoveries	497	314	1,145	1,956
Net (charge-offs) recoveries	(148)	163	(3,906)	(3,891)
Allowance for credit losses - loans	20,365	10,156	4,597	35,118
Allowance for credit losses - loan commitments	289	118	34	441
Ending balance	$20,654	$10,274	$4,631	$35,559

Note 6. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2025	December 31, 2024
(Amounts in thousands)
Noninterest-bearing demand deposits	$865,554	$883,499
Interest-bearing deposits:
Interest-bearing demand deposits	655,010	675,522
Money market accounts	332,388	338,527
Savings deposits	571,182	553,158
Certificates of deposit	133,923	162,139
Individual retirement accounts	72,536	78,402
Total interest-bearing deposits	1,765,039	1,807,748
Total deposits	$2,630,593	$2,691,247

Note 7. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$1,429	0.06%	$906	0.05%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of September 30, 2025, or  December 31, 2024.

Unused borrowing capacity with the FHLB totaled $313.58 million, net of FHLB letters of credit of $124 million, as of September 30, 2025. As of September 30, 2025, the Company maintains $437.58 million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2025, and December 31, 2024.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2025			December 31, 2024
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,758	$51	$-	$3,109	$116	$-
Total derivatives	$2,758	$51	$-	$3,109	$116	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2025	2024	2025	2024	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(15)	$(25)	$(45)	$(78)	Interest and fees on loans
Total derivative (income) expense	$(15)	$(25)	$(45)	$(78)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024	Income Statement Location
(Amounts in thousands)
Interest cost	$109	$104	$323	$311	Other expense
Amortization of prior service cost	-	-	-	-	Other expense
Amortization of losses	(6)	10	(17)	28	Other expense
Net periodic cost	$103	$114	$306	$339

Note 10. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
(Amounts in thousands, except share and per share data)
Net income	$12,266	$13,033	$36,329	$38,564

Weighted average common shares outstanding, basic	18,314,865	18,279,612	18,311,661	18,366,249
Dilutive effect of potential common shares
Stock options	21,992	41,718	25,394	29,151
Unvested stock awards	1,277	-	729	-
Restricted stock units	62,156	50,577	79,282	36,623
Total dilutive effect of potential common shares	85,424	92,295	105,405	65,774
Weighted average common shares outstanding, diluted	18,400,289	18,371,907	18,417,066	18,432,023

Basic earnings per common share	$0.67	$0.71	$1.98	$2.10
Diluted earnings per common share	0.67	0.71	1.97	2.09

Antidilutive potential common shares
Stock options and awards	5,282	-	-	-
Stock units	-	-	-	20,840
Total potential antidilutive shares	5,282	-	-	20,840

Note 11. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2025
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(9,699)	$552	$(9,147)
Other comprehensive income before reclassifications	1,093	4	1,097
Reclassified from AOCI	-	(4)	(4)
Other comprehensive income, net	1,093	-	1,093
Ending balance	$(8,606)	$552	$(8,054)

	Three Months Ended September 30, 2024
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(12,589)	$175	$(12,414)
Other comprehensive loss before reclassifications	4,005	(7)	3,998
Reclassified from AOCI	-	7	7
Other comprehensive loss, net	4,005	-	4,005
Ending balance	$(8,584)	$175	$(8,409)

	Nine Months Ended September 30, 2025
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,723)	$552	$(11,171)
Other comprehensive income before reclassifications	3,117	13	3,130
Reclassified from AOCI	-	(13)	(13)
Other comprehensive income, net	3,117	-	3,117
Ending balance	$(8,606)	$552	$(8,054)

	Nine Months Ended September 30, 2024
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,126)	$175	$(10,951)
Other comprehensive loss before reclassifications	2,542	(22)	2,520
Reclassified from AOCI	-	22	22
Other comprehensive loss, net	2,542	-	2,542
Ending balance	$(8,584)	$175	$(8,409)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2025	2024	2025	2024	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$-	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	-	-	Income before income taxes
Income tax expense	-	-	-	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	-	-	Net income
Employee benefit plans
Amortization of prior service cost	-	-	-	-	Salaries and employee benefits
Amortization of net actuarial benefit cost	(6)	10	(17)	28	Salaries and employee benefits
Reclassified out of AOCI, before tax	(6)	10	(17)	28	Income before income taxes
Income tax (benefit) expense	(1)	3	(4)	6	Income tax expense
Reclassified out of AOCI, net of tax	(4)	7	(13)	22	Net income
Total reclassified out of AOCI, net of tax	$(4)	$7	$(13)	$22	Net income

(1)	Amortization is included in net periodic pension cost. See Note 9, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,920	$-	$10,920	$-
Municipal securities	10,329	-	10,329	-
Corporate Notes	24,423	-	24,423	-
Agency mortgage-backed securities	85,642	-	85,642	-
Total available-for-sale debt securities	131,314	-	131,314	-
Equity securities	55	-	55	-
Fair value loans	2,707	-	-	2,707
Derivative assets	51	-	51	-
Deferred compensation assets	10,608	10,608	-	-
Deferred compensation liabilities	12,140	12,140	-	-

	December 31, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$55,769	$-	$55,769	$-
Municipal securities	13,837	-	13,837	-
Corporate notes	27,542	-	27,542	-
Agency mortgage-backed securities	72,701	-	72,701	-
Total available-for-sale debt securities	169,849	-	169,849	-
Equity securities	55	-	55	-
Fair value loans	2,993	-	-	2,993
Derivative assets	116	-	116	-
Deferred compensation assets	8,571	8,571	-	-
Deferred compensation liabilities	10,189	10,189	-	-

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

September 30, 2025
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$-	$-	$-	$-
OREO	264	-	-	264

	December 31, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$531	$-	$-	$531
OREO	521	-	-	521

Quantitative Information about Level 3 Fair Value Measurements

The following tables provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

September 30, 2025
	Valuation	Unobservable	Discount Range
	Technique	Input	(Weighted Average)

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	51% to 67% (62%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

December 31, 2024
	Valuation	Unobservable	Discount Range
	Technique	Input	(Weighted Average)

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 74% (61%)

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$427,705	$427,705	$427,705	$-	$-
Debt securities available-for-sale	131,314	131,314	-	131,314	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,299,708	2,116,607	-	-	2,116,607
Derivative financial assets	51	51	-	51	-
Interest receivable	9,121	9,121	-	926	8,195
Deferred compensation assets	10,608	10,608	10,608	-	-

Liabilities
Time deposits	206,459	204,276	-	204,276	-
Securities sold under agreements to repurchase	1,429	1,429	-	1,429	-
Interest payable	622	622	-	622	-
Deferred compensation liabilities	12,140	12,140	12,140	-	-

	December 31, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$377,454	$377,454	$377,454	$-	$-
Debt securities available-for-sale	169,849	169,849	-	169,849	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,381,264	2,177,891	-	-	2,177,891
Interest receivable	9,207	9,207	-	1,246	9,635
Deferred compensation assets	8,571	8,571	8,571	-	-
Derivative assets	116	116	-	116	-

Liabilities
Time deposits	240,541	238,262	-	238,262	-
Securities sold under agreements to repurchase	906	906	-	906	-
Interest payable	880	880	-	880	-
Deferred compensation liabilities	10,189	10,189	10,189	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2025	December 31, 2024
(Amounts in thousands)
Commitments to extend credit	$252,321	$252,225
Standby letters of credit and financial guarantees(1)	127,173	125,561
Total off-balance sheet risk	$379,494	377,786

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution. As of September 30, 2025, the Bank operated 52 branches in Virginia, West Virginia, North Carolina and Tennessee. As of September 30, 2025, full-time equivalent employees, calculated using the number of hours worked, totaled 586.  Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2025, the Trust Division and FCWM managed and administered $1.75 billion in combined assets under various fee-based arrangements as fiduciary or agent. The Bank also offers a full range of commercial and personal insurance products through its strategic partnership with Bankers Insurance, LLC.

Recent Developments

On July 19, 2025, the Company entered into an Agreement and Plan of Merger (the " Merger Agreement") with Hometown Bancshares, Inc., a West Virginia corporation ("Hometown"), under which the Company will acquire Hometown (the "Merger").  Hometown will cease to exist, and the Company will survive and continue to exist as a Virginia Corporation.  The transaction was previously disclosed in our Form 8-K on July 19, 2025, and in Note 15, Subsequent Events, to the condensed consolidated financial statements included in our Form 10-Q for the quarter ended June 30, 2025.

Under the terms of the Merger Agreement, each share of Hometown common stock outstanding immediately prior to the effective time will be converted into the right to receive 11.706 shares of the Company's common stock, subject to customary adjustments.  The completion of the Merger is subject to approval by Hometown's shareholders, receipt of required regulatory approvals, and satisfaction of other customary closing conditions.

During the quarter ended September 30, 2025, the Company and Hometown continued to work toward satisfying the closing conditions, including activities in furtherance of receiving the required regulatory approvals.  As of the date of this filing, the Merger had not yet been consummated, and the Company expects the transaction to close in January of 2026, subject to the conditions described above.

The Company has incurred approximately $787 thousand of transaction-related costs during the nine months ended September 30, 2025, which are included in non-interest expense of the accompanying condensed consolidated statements of income.  Additional merger-related expenses are expected to be incurred in future periods as the transaction progresses toward closing.

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

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2025, and financial condition as of September 30, 2025, include the following:

●	Net income of $12.27 million for the third quarter of 2025, was a decrease of $768 thousand, or 5.89%, from the same quarter of 2024. Net income of $36.33 million for the first nine months of 2025, was a decrease of $2.24 million, or 5.80%, from the same period of 2024.
●	When adjusted for merger and non-recurring expenses, net income of $12.90 million was an increase of $495 thousand, or 4.00%, from the third quarter of 2024.
●	Net interest margin for the third quarter of 2025 remained strong at 4.43% and was an increase of 2 basis points over the same quarter of 2024. The yield on earnings assets decreased 10 basis points, or 1.94%, from the same period of 2024 and is primarily attributable to a decrease in average loan balance and interest income. The average balance of loans decreased $116.18 million, or 4.73%, with interest income decreasing $1.30 million, or 4.05%. The decrease in interest income on loans was somewhat offset by an increase in interest income on interest-bearing deposits with banks of $144 thousand, or 3.89%. Interest expense on interest-bearing liabilities decreased $896 thousand, which is primarily attributable to a decrease in the average balance of time deposits of $31.42 million, or 12.82%, as well as a decrease in total interest expense of $896 thousand, or 16.91%. Tax equivalent net interest income decreased $293 thousand, or 0.92%, compared to the same quarter of 2024.
●	Net interest income after provision for loan losses increased $1.06 million, or 3.52%, compared to the same quarter of 2024. The increase is attributable to a reduction in the allowance for loan losses driven by a $84.78 million loan balance reduction from the December 31, 2024, balance of $2.42 billion.
●	Noninterest income increased approximately $437 thousand, or 4.18%, when compared to the same quarter of 2024. The increase is primarily attributable to an increase in service charges on deposits of $859 thousand, or 23.46%, an increase in wealth management fees of $300 thousand, or 28.01%, and a decrease in other operating income of $872 thousand, or 43.12%. Noninterest expense increased $2.10 million, or 8.69%, when compared to the same period of 2024. The increase is attributable to increases in salaries and benefits of $1.22 million, or 9.31%, service fees of $267 thousand, or 10.86%, and merger expense of $787 thousand. The merger expense is related to the forthcoming merger with Hometown Bank, with an anticipated completion date of January 2026.
●	Annualized return on average assets ("ROA") was 1.53% for the third quarter of 2025 compared to 1.60% for the same period of 2024. ROA for the nine months ended September 30, 2025, was 1.52% compared to 1.60% for the same period of 2024. Annualized return on average common equity ("ROE") was 9.58% for the third quarter of 2025 compared to 10.04% for the same period of 2024. ROE was 9.64% for the nine months ended September 30, 2025, compared to 10.08% for the same period of 2024. Additionally, return on average tangible common equity continues to remain strong at 13.82% for the third quarter of 2025.
●	Consolidated assets totaled $3.19 billion on September 30, 2025.
●	Consolidated loans balance decreased $84.78 million, or 3.51%, and securities available for sale decreased $38.53 million, or 22.69%, from December 31, 2024. Deposits decreased $60.65 million, or 2.25%, which was due to a decrease in interest and noninterest-bearing demand deposits and declining higher-rate time deposits. Stockholder equity decreased $15.67 million, or 2.98%, primarily due to the payment of a special cash dividend in the first quarter of 2025. The net effect of these balance sheet changes resulted in an increase in cash and cash equivalents of $50.25 million, or 13.31%.
●	The Company did not repurchase any common shares during the third quarter of 2025. However, 50,338 shares have been repurchased in 2025 at an aggregate cost of $1.85 million. In comparison, during the third quarter of 2024, the Company purchased 12,854 common shares for $469 thousand, contributing to a total of 257,294 shares repurchased in the first nine months of 2024 at a total cost of $8.72 million.
●	Total non-performing assets as of September 30, 2025, were $16.90 million, compared with $20.54 million as of December 31, 2024, and $20.28 million as of September 30, 2024. The Company has realized a declining trend in non-performing assets since December 31, 2024.
●	Non-performing loans to total loans decreased to 0.71%; a 0.11% reduction when compared with the same quarter of 2024. The Company experienced net charge-offs for the third quarter of 2025 of $1.42 million, or 0.24% of annualized average loans, compared to net charge-offs of $1.13 million, or 0.18%, of annualized average loans for the same period in 2024.
●	The allowance for credit losses to total loans was 1.36% on September 30, 2025, compared to 1.44% on December 31, 2024, and 1.44% on September 30, 2024.
●	Book value per share on September 30, 2025, was $ 27.89, a decrease of $0.84 from year-end 2024. The decrease is primarily attributable to the payment of the special cash dividend in the first quarter of 2025 of $2.07 per share totaling approximately $37.93 million.

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

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2025	2024	(Decrease)	% Change	2025	2024	(Decrease)	% Change

Net income	$12,266	$13,033	$(768)	-5.89%	$36,329	$38,564	$(2,235)	-5.80%

Basic earnings per common share	0.67	0.71	(0.04)	-5.63%	1.98	2.10	(0.12)	-5.71%
Diluted earnings per common share	0.67	0.71	(0.04)	-5.63%	1.97	2.09	(0.12)	-5.74%

Return on average assets	1.53%	1.60%	-0.07%	-4.38%	1.52%	1.60%	-0.08%	-5.00%
Return on average common equity	9.58%	10.04%	-0.46%	-4.58%	9.64%	10.08%	-0.44%	-4.37%

Three-Month Comparison.

Net income decreased $768 thousand, or 5.89%, in the third quarter of 2025 compared to the same period in 2024.  The decrease in net income is primarily attributable to an increase in non-interest expense of $2.10 million, or 8.69%.  The increase in non-interest expense is attributable to increases in salaries and employee benefits of $1.22 million, or 9.31% and merger expense of $787 thousand.  The merger expense is related to the forthcoming merger with Hometown Bank, with an anticipated completion date of January 2026.  The increase in non-interest expense was partially offset by an increase in net interest income after provision for loan losses of $1.06 million, or 3.52% and noninterest income of $437 thousand, or 4.18%.

Nine-Month Comparison.

For the nine months ended September 30, 2025, net income declined $2.24 million, or 5.80%, compared to the same period in 2024.  The decrease is primarily driven by a $3.45 million, or 3.15%, reduction in interest income and $4.22 million, or 5.82%, increase in non-interest expense.  These impacts were partially offset by a $2.48 million, or 98.57%, decrease in the provision for loan losses and a $2.41 million, 8.28%, increase in non-interest income.  The significant decrease in provision for loan losses is driven by a decline in the carrying value of non-performing assets and average loan balances when compared to the same period in 2024.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,339,631	$30,897	5.24%	$2,455,807	$32,201	5.22%
Securities available-for-sale	130,187	1,070	3.26%	133,654	1,099	3.27%
Interest-bearing deposits	343,541	3,845	4.44%	270,440	3,701	5.44%
Total earning assets	2,813,359	35,812	5.05%	2,859,901	37,001	5.15%
Other assets	377,244			371,358
Total assets	$3,190,603			$3,231,259

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$657,223	$196	0.12%	$656,780	$234	0.14%
Savings deposits	895,925	3,225	1.43%	886,766	3,735	1.68%
Time deposits	213,601	981	1.82%	245,020	1,329	2.16%
Total interest-bearing deposits	1,766,749	4,402	0.99%	1,788,566	5,298	1.18%
Borrowings
Retail repurchase agreements	1,159	-	0.06%	1,054	-	0.05%
Total borrowings	1,159	-	0.06%	1,054	-	0.05%
Total interest-bearing liabilities	1,767,908	4,402	0.99%	1,789,620	5,298	1.18%
Noninterest-bearing demand deposits	868,489			877,472
Other liabilities	46,321			47,892
Total liabilities	2,682,718			2,714,984
Stockholders' equity	507,885			516,275
Total liabilities and stockholders' equity	$3,190,603			$3,231,259
Net interest income, FTE(1)		$31,410			$31,703
Net interest rate spread			4.06%			3.97%
Net interest margin, FTE(1)			4.43%			4.41%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $405 thousand and $592 thousand for the three months ended September 30, 2025 and 2024, respectively.

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2025			2024
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,366,151	$92,385	5.22%	$2,501,209	$98,479	5.26%
Securities available-for-sale	135,900	3,384	3.33%	172,331	4,073	3.16%
Interest-bearing deposits	324,625	10,828	4.46%	182,773	7,499	5.48%
Total earning assets	2,826,676	106,597	5.04%	2,856,313	110,051	5.15%
Other assets	376,317			372,663
Total assets	$3,202,993			$3,228,976

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$657,916	$554	0.11%	$662,433	$570	0.11%
Savings deposits	894,049	9,857	1.47%	875,797	10,730	1.64%
Time deposits	226,690	3,593	2.12%	247,088	3,240	1.75%
Total interest-bearing deposits	1,778,655	14,004	1.05%	1,785,318	14,540	1.09%
Borrowings
Retail repurchase agreements	1,174	0	0.06%	1,061	-	0.05%
Federal funds purchased	-	-	-	839	35	5.52%
Total borrowings	1,174	0	0.06%	1,900	35	2.46%
Total interest-bearing liabilities	1,779,829	14,004	1.05%	1,787,218	14,575	1.09%
Noninterest-bearing demand deposits	868,639			883,013
Other liabilities	50,547			47,772
Total liabilities	2,699,015			2,718,003
Stockholders' equity	503,978			510,973
Total liabilities and stockholders' equity	$3,202,993			$3,228,976
Net interest income, FTE(1)		$92,593			$95,476
Net interest rate spread			3.99%			4.06%
Net interest margin, FTE(1)			4.38%			4.46%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.39 thousand and $2.04 million for the nine months ended September 30, 2025 and 2024, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2025 Compared to 2024				September 30, 2025 Compared to 2024
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$(4,537)	$422	$2,811	$(1,304)	$(5,318)	$(731)	$(45)	$(6,094)
Securities available-for-sale	(85)	(10)	66	(29)	(861)	222	(50)	(689)
Interest-bearing deposits with other banks	2,979	(2,032)	(803)	144	5,820	(1,397)	(1,094)	3,329
Total interest earning assets	(1,643)	(1,620)	2,074	(1,189)	(359)	(1,906)	(1,189)	(3,454)

Interest paid on
Demand deposits	-	(115)	77	(38)	(4)	(12)	-	(16)
Savings deposits	115	(1,643)	1,018	(510)	224	(1,065)	(32)	(873)
Time deposits	(508)	(616)	776	(348)	(267)	680	(60)	353
Federal funds purchased	-	-	-	-	-	-	(35)	(35)
Retail repurchase agreements	-	-	-	-	-	-	-	-
FHLB advances and other borrowings	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(393)	(2,374)	1,871	(896)	(47)	(397)	(127)	(571)

Change in net interest income (1)	$(1,250)	$754	$203	$(293)	$(312)	$(1,509)	$(1,062)	$(2,883)

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income comprised 74.19% of total net interest and noninterest income in the third quarter of 2025 compared to 75.14% in the same quarter of 2024. Net interest income on a GAAP basis decreased $297 thousand, or 0.94% and net interest income on a FTE basis decreased $293 thousand, or 0.92%; when compared to the same period in 2024.   The net interest margin on a FTE basis increased 2 basis points while the net interest spread increased 9 basis points, or 2.27%.   The primary drivers of the increase were a 19-basis point reduction in interest expense on interest-bearing deposits and a 10 basis point decline in earning assets.

Average earning assets decreased by $46.54 million, or 1.63%, primarily due to a $116.18 million, or 4.73%, reduction in average loan balances.  This was partially offset by a $73.10 million, or 27.03%, increase in interest-bearing deposits with banks, reflecting a shift in the earning assets mix.  The yield on earning assets fell by 10 basis points, or 1.94%, driven by a 18.38% decline in the average yield earned on interest-bearing deposits with banks to 4.44% from 5.44% for the same quarter in 2024. The average loan to deposit ratio decreased to 88.78% from 92.11%, due to a decline in average loan balances, indicating a more conservative lending posture.  Non-cash accretion income totaled $405 thousand down from $592 thousand in the same period of 2024.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $21.71 million, or 1.21%, primarily due to a decrease in time deposits of $31.42 million, or 12.82%. This was partially offset by a $9.2 million, or 1.03% increase in savings deposits.  The yield on interest-bearing liabilities decreased 19 basis points, or 16.10%, compared to the same period of 2024.  The reduction is primarily due to decreases in average rates on time deposits of 34 basis points, or 15.74%, and savings deposits of 25 basis points, or 14.88%, resulting in an interest savings of $896 thousand, or 16.91%, compared to the same period in 2024.

Nine-Month Comparison. Net interest income comprised 74.57% of total net interest and noninterest income in the nine months ending September 30, 2025, compared to 76.61% for the same period of 2024. Net interest income on a GAAP basis decreased $2.88 million, or 3.03%.  Net interest income on a FTE basis decreased $2.88 million, with a percentage decrease of 3.02%. The net interest margin on a FTE basis decreased 8 basis points while the net interest spread decreased 7 basis points, or 1.72%.   The decrease in both the net interest margin and the net interest spread was primarily the result of a decrease in interest income driven by a reduction in the yield and average balance of the loan portfolio.

Average earning assets decreased $29.64 million, or 1.04%, primarily due to a decrease in the average balance for loans of $135.06 million, or 5.40%.  In addition, the average balance for available-for-sale securities decreased $36.43 million, or 21.14%.  These decreases were offset by an increase in the average balance for interest-bearing balances with banks of $141.85 million, or 77.61%. The yield on earning assets decreased 11 basis points, or 2.14%, primarily due to decreases in the yield on loans of 4 basis points, or 0.76%, and a 18.61% decline in average rate of interest earned on interest-bearing deposits with banks from 5.48% to 4.46%.   The average loan to deposit ratio decreased to 89.38% from 93.74% compared to the same quarter of 2024. Non-cash accretion income totaled $1.39 thousand for the first nine months of 2025 compared to $ 2.04 million reported in the same period of 2024.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, experienced a reduction in interest expense of $571 thousand, or 3.92%, compared to the same period in 2024.  The decrease was primarily driven by a decline in average balance of interest-bearing deposits of $6.66 million, or 0.37%, and a decline in the average yield of 4 basis points, or 3.67%. The decrease in yield was largely attributable to a shift in the composition of average liabilities from higher-cost time deposits to lower-yielding deposits.  This shift contributed to an interest expense reduction of $536 thousand, or 3.69%.

Provision for Credit Losses

Three-Month Comparison. No provision for credit losses for loans was recorded in the third quarter of 2025 compared to a provision of $1.36 million recorded in the same period of 2024.  The decrease in provision was primarily attributable to a decrease in the balance of the loan portfolio, as well as a decrease in non-performing loans.  There was no provision for unfunded commitments recorded during the third quarter of 2025 or 2024.

Nine-Month Comparison. The provision charged to operations decreased $2.48 million, or 98.57%, in the nine months ending September 30, 2025, compared to the same quarter of 2024. A provision for credit losses for loans of $36 thousand was recorded in the nine months ending September 30, 2025 compared to a provision of $2.52 million recorded in the same period of 2024.  As noted above, the decrease was primarily due to a decrease in the balance of loan portfolio, as well as a decrease in non-performing loans. A provision for the allowance for unfunded commitments of $22 thousand was recorded during the first nine months of 2025 compared to a provision of $305 thousand during the same time period of 2024.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,371	$1,071	$300	28.01%	$3,755	$3,234	$521	16.11%
Service charges on deposits	4,520	3,661	859	23.46%	12,476	10,399	2,077	19.97%
Other service charges and fees	3,847	3,697	150	4.06%	10,978	10,817	161	1.49%
Other operating income	1,151	2,023	(872)	-43.10%	4,249	4,603	(354)	-7.69%
Total noninterest income	$10,889	$10,452	$437	4.18%	$31,458	$29,053	$2,405	8.28%

Three-Month Comparison. Noninterest income comprised 25.81% of total net interest and noninterest income in the third quarter of 2025 compared to 24.86% in the same quarter of 2024. Noninterest income increased $437 thousand or 4.18%, compared to the same period of 2024.  The increase is primarily attributable to an increase in wealth management fees of $300 thousand, or 28.01% and service charges on deposits of $859 thousand, or 23.46%.

Nine-Month Comparison. Noninterest income comprised 25.43% of total net interest and noninterest income in the nine months ending September 30, 2025 compared to 23.39% in the same quarter of 2024. Noninterest income increased $2.41 million or 8.28%, compared to the same period in 2024.  The increase is primarily attributable to an increase in service charges on deposits of $2.08 million, or 19.97%, and an increase in wealth management fees of $521 thousand, or 16.11%.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase	%	September 30,		Increase	%
	2025	2024	(Decrease)	Change	2025	2024	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$14,351	$13,129	$1,222	9.31%	$42,035	$38,201	$3,834	10.04%
Occupancy expense	1,508	1,270	238	18.74%	4,374	3,957	417	10.54%
Furniture and equipment expense	1,502	1,574	(72)	-4.57%	4,664	4,806	(142)	-2.95%
Service fees	2,728	2,461	267	10.85%	7,687	7,337	350	4.77%
Advertising and public relations	939	967	(28)	-2.90%	3,148	2,696	452	16.77%
Professional fees	293	221	72	32.58%	1,025	923	102	11.05%
Amortization of intangibles	433	536	(103)	-19.22%	1,483	1,596	(113)	-7.08%
FDIC premiums and assessments	362	365	(3)	-0.82%	1,085	1,098	(13)	-1.18%
Litigation expense	-	-	-	-	-	1,800	(1,800)	-100.00%
Merger expense	787	-	787	100.00%	787	-	787	100.00%
Other operating expense	3,376	3,654	(278)	-7.61%	10,391	10,046	345	3.43%
Total noninterest expense	$26,279	$24,177	$2,102	8.69%	$76,679	$72,460	$4,219	5.82%

Three-Month Comparison. Noninterest expense increased $2.10 million, or 8.69%, in the third quarter of 2025 compared to the same quarter of 2024.  The increase was primarily due to an increase in salaries and employee benefits of $1.22 million, or 9.31% and merger expense of $787 thousand.

Nine-Month Comparison. Noninterest expense increased $4.22 million, or 5.82%, in the nine months ending September 30, 2025 compared to the same quarter of 2024.  The largest increase is primarily due to increases in salaries and employee benefits of $3.83 million, or 10.04%.

Income Tax Expense

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities, increase in the cash surrender value of life insurance policies and non-deductible acquisition costs.

Three-Month Comparison. Income tax expense increased $165 thousand, or 4.75%.  The effective tax rate increased to 22.89% in the third quarter of 2025 from 21.06% in the same quarter of 2024.

Nine-Month Comparison. Income tax expense increased $17 thousand, or 0.16%.  The increase is primarily due to an increase of the effective tax rate to 22.70% in the nine months ending September 30, 2025 from 21.64% in the same quarter of 2024.

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

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
(Amounts in thousands)
Net interest income, GAAP	$31,297	$31,594	$92,252	$95,135
FTE adjustment(1)	113	109	341	341
Net interest income, FTE	31,410	31,703	92,593	95,476

Net interest margin, GAAP	4.41%	4.39%	4.36%	4.44%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.02%
Net interest margin, FTE	4.43%	4.41%	4.38%	4.46%

(1) FTE basis of 21%.

Financial Condition

Total assets as of September 30, 2025, decreased $71.60 million, or 2.20%, from December 31, 2024.  The decrease in assets was primarily attributable to decreases in loan and securities available-for-sale portfolios.  Total liabilities decreased $55.94 million, or 2.05%, and was primarily driven by a decrease in deposits of 60.65 million, or 2.25%.   Stockholders' equity decreased $15.67 million, or 2.98%.

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

Available-for-sale debt securities as of September 30, 2025, decreased $38.54 million, or 22.69%, compared to December 31, 2024.  The decrease is primarily due to the maturities and calls of securities of $103 million during the first nine months of 2025 offset by purchases of $60 million. The market value of debt securities available-for-sale as a percentage of amortized cost was 92.34% as of September 30, 2025, compared to 91.97% as of December 31, 2024.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of September 30, 2025 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, by loan class as of the dates indicated:

	September 30, 2025		December 31, 2024		September 30, 2024
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$63,178	2.71%	$72,319	2.99%	$74,580	3.05%
Commercial and industrial	253,754	10.89%	232,854	9.64%	216,211	8.85%
Multi-family residential	190,863	8.19%	199,521	8.26%	201,588	8.25%
Single family non-owner occupied	179,300	7.69%	195,588	8.10%	203,348	8.32%
Non-farm, non-residential	831,620	35.67%	852,223	35.27%	863,329	35.32%
Agricultural	13,620	0.58%	16,676	0.69%	17,565	0.72%
Farmland	11,052	0.47%	12,311	0.51%	12,116	0.49%
Total commercial loans	1,543,387	66.20%	1,581,492	65.46%	1,588,737	65.00%
Consumer real estate loans
Home equity lines	84,020	3.60%	90,227	3.73%	88,975	3.64%
Single family owner occupied	632,709	27.14%	650,306	26.92%	662,094	27.09%
Owner occupied construction	3,957	0.17%	4,491	0.19%	4,565	0.19%
Total consumer real estate loans	720,686	30.91%	745,024	30.84%	755,634	30.92%
Consumer and other loans
Consumer loans	64,724	2.78%	87,758	3.63%	97,216	3.98%
Other	2,508	0.11%	1,815	0.08%	2,526	0.10%
Total consumer and other loans	67,232	2.89%	89,573	3.71%	99,742	4.08%
Total loans held for investment, net of unearned income	2,331,305	100.00%	2,416,089	100.00%	2,444,113	100.00%
Less: allowance for credit losses	31,597		34,825		35,118
Total loans held for investment, net of unearned income and allowance	$2,299,708		$2,381,264		$2,408,995

Total loans as of September 30, 2025, decreased $84.78 million, or 3.51%, compared to December 31, 2024.  The largest decrease occurred in the commercial loans segment with an overall decrease of $38.11 million, or 2.41%.  Within this segment, the largest decreases occurred in non-farm/non-residential loans, single family non-owner occupied, and construction/development and other land development with decreases of $20.60 million, $16.29 million, and $9.14 million, respectively.  These decreases were offset by an increase in commercial and industrial loans of $20.90 million.  The consumer real estate segment decreased $24.33 million, or 3.27%, primarily due to a decrease in single family owner occupied of $17.60 million, or 2.71%.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2025	December 31, 2024	September 30, 2024
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$16,514	$19,869	$19,754
Accruing loans past due 90 days or more	125	149	176
Modified loans past due 90 days or more not included in nonaccrual	-	-	-
Total nonperforming loans	16,639	20,018	19,930
OREO	264	521	346
Total nonperforming assets	$16,903	$20,539	$20,276

Additional Information
Total modified loans	$2,291	$2,260	$2,320

Asset Quality Ratios:
Nonperforming loans to total loans	0.71%	0.83%	0.82%
Nonperforming assets to total assets	0.53%	0.63%	0.63%
Allowance for credit losses to nonperforming loans	189.90%	173.97%	176.21%
Allowance for credit losses to total loans	1.36%	1.44%	1.44%

Nonperforming assets as of September 30, 2025, decreased $3.64 million, or 17.70%, from December 31, 2024.  Nonaccrual loans decreased $3.36 million, or 16.89%.  OREO decreased $257 thousand, or 49.33%.  In addition, accruing loans past due 90 days or more decreased $24 thousand from year-end.  As of September 30, 2025, nonaccrual loans were largely attributed to single family owner occupied (50.58%), non-farm, non-residential (11.91%), and commercial and industrial of (9.36%).  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $27.19 million as of September 30, 2025, a decrease of $10.36 million, or 27.59%, compared to $37.55 million as of December 31, 2024. Delinquent loans as a percent of total loans totaled 1.17% as of September 30, 2025, which includes past due loans (0.46%) and nonaccrual loans (0.71%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions with respect to interest rates, loan terms, or amortization terms.  Total loans modified as of September 30, 2025, were $2.29 million.  As of September 30, 2025, $213 thousand of these loans were 30-89 days past due. Modified loans past due 90 days or more totaled $165 thousand and are included in the total for nonaccrual loans.

OREO, which is carried at the lesser of estimated net realizable value or cost, decreased $257 thousand, or 49.33%, as of September 30, 2025, from December 31, 2024, and consisted of  4 properties with an average holding period of approximately 14  months. The net loss on the sale of OREO totaled $4 thousand for the nine months ended September 30, 2025, compared to a net loss of $29 thousand for the same period of the prior year. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2025	2024
(Amounts in thousands)
Beginning balance January 1	$521	$192
Additions	192	623
Disposals	(448)	(420)
Valuation adjustments	-	(14)
Other adjustments	(1)	(35)
Ending balance	$264	$346

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

As of September 30, 2025, the balance of the ACL totaled $31.60 million, or 1.36%, of total loans. This compares to $34.83 million as of December 31, 2024, reflecting a decrease of $3.23 million.  The reduction in the ACL primarily reflects a provision for credit losses of $36 thousand, offset by net charge-offs of $3.29 million during the first nine months of 2025.  The lower provision also reflects an $84.78 million, or 3.51%, decline in total loan balances and a reduction in non-performing assets, driven by regional market conditions being favorable.

As of September 30, 2025, the Company also had an allowance for unfunded commitments of $319 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first nine months of 2025, the Company recorded a recovery of provision for credit losses for loan commitments of $22 thousand. There was a recovery of provision of $305 thousand recorded in the same period of 2024.

Deposits

Total deposits as of September 30, 2025, decreased $60.65 million, or 2.25%, compared to December 31, 2024.  The largest decreases occurred in time deposits of $34.08 million, or 14.17%, interest-bearing demand deposits of $20.51 million, or 3.04% and noninterest-bearing demand deposits of $17.95 million or 2.03%.    These decreases were offset by an increase in savings deposits of $11.89 million, or 1.33%.

Total borrowings in the form of retail repurchase agreements as of September 30, 2025, increased $523 thousand, or 57.73%, compared to December 31, 2024.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2025, the Company’s cash reserves and short-term investment securities totaled $30.31 million and $10.92 million, respectively. The Company’s cash reserves and investments provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2025, our unencumbered cash totaled $427.71 million, unused borrowing capacity from the FHLB totaled $313.58 million, available credit from the FRB Discount Window totaled $5.86 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $102.66 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2025, decreased $15.67 million, or 2.98%, to $510.73 million from $526.39 million as of December 31, 2024.    The decrease in capital is primarily attributable to the payment of the special cash dividend in the first quarter of 2025 of $2.07 per share totaling approximately $37.93 million in addition to the regular cash dividends paid in first and second quarter of $0.31 per share.   The decrease was offset by net income of $36.33 million.  Book value per share on September 30, 2025, was $27.89 compared to $28.73 at year-end 2024.

On July 19, 2025, the Company entered in an Agreement and Plan of Merger with Hometown Bancshares, Inc., in an all-stock transaction valued at approximately $41.5 million, based on First Community's closing share price of common stock of $40.33 as of July 18, 2025.  Following the effective time of the Merger, each outstanding share of Hometown common stock will be converted to 11.706 shares of First Community's common stock, which equates to $472.10 per share of Hometown Common Stock, subject to customary closing conditions, including regulatory and shareholder approvals.  First Community expects the transaction to be minimally dilutive to tangible book value per share (non-GAAP) and to provide high-single digit accretion to earnings per share.  Also, the Company does not anticipate the need for additional external financing related to the transaction.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2024 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2025		December 31, 2024
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	16.47%	14.35%	16.75%	13.89%
Tier 1 risk-based capital ratio	16.47%	14.35%	16.75%	13.89%
Total risk-based capital ratio	17.73%	15.60%	18.00%	15.15%
Tier 1 leverage ratio	11.92%	10.43%	12.25%	10.32%

The Company's risk-based capital ratios as of September 30, 2025, decreased from December 31, 2024, primarily due to a decrease in capital levels. The decrease in capital was primarily driven by the payment of a special cash dividend of $2.07 per share totaling approximately $37.93 million during the first quarter of 2025.  While the Company's risk-based capital ratios decreased, the Bank's risk-based capital ratios increased.  The increase in the Bank's risk-based capital ratios was primarily due to a decrease in risk-weighted assets.  As of September 30, 2025, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of September 30, 2025.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2025	December 31, 2024
(Amounts in thousands)
Commitments to extend credit	$252,321	$252,225
Standby letters of credit and financial guarantees (1)	127,173	125,561
Total off-balance sheet risk	$379,494	$377,786

(1)	Includes FHLB letters of credit

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

As of September 30, 2025, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 400 to 425 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	September 30, 2025		December 31, 2024
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$4,027	3.1%	$2,997	2.4%
100	2,026	1.6%	1,505	1.2%
(100)	(3,625)	(2.8)%	(2,883)	-2.3%
(200)	(8,061)	(6.3)%	(6,325)	-5.0%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company did not repurchase any shares of common stock in the third quarter of 2025.  Year-to-date through September 30, 2025, the Company had repurchased 50,338 shares at an aggregate cost of approximately $1.85 million.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1-31, 2025	-	$-	-	2,194,868
August 1-31, 2025	-	-	-	2,194,868
September 1-30, 2025	-	-	-	2,194,868
Total	-	$-	-

(1)	In September, 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Company's common stock. The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) None.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Company's board of directors.

(c) During the three months ended September 30, 2025, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

ITEM 6.	Exhibits

2.1

Agreement and Plan of Reincorporation and Merger between First Community Bancshares, Inc. and First Community Bankshares, Inc., incorporated by reference to Appendix A of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018

2.2	Agreement and Plan of Merger between First Community Bankshares, Inc. and Hometown Bancshares, Inc., incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated July 19, 2025, and filed July 21, 2025
3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated and filed October 2, 2018
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2025, (Unaudited) and December 31, 2024; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2025 and 2024; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2025 and 2024; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2025.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)