Form 10-K
period 2025-12-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2026-03-06
CIK 859070

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

☐ Yes ☑ No

As of June 30, 2025, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $509.45 million.

As of  February 27, 2026, there were 19,075,028 shares outstanding of the registrant’s Common Stock, $1.00 par value.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2026, are incorporated by reference in Part III of this Form 10-K.

FIRST COMMUNITY BANKSHARES, INC.

2025 FORM 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the impact from prolonged federal government shutdowns;
●	the costs and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of continued changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	increased or expanded competition from banks and other financial service providers in the Company's markets;
●	the Company's ability to effectively manage its liquidity and maintain adequate regulatory capital to support its businesses;
●	risks related to the development and use of artificial intelligence;
●	the effectiveness of the Company's risk management processes strategies and monitoring;
●	the Company’s success at managing the risks mentioned above.

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

On January 23, 2026, the Company consummated its acquisition of Hometown Bancshares, Inc. ("Hometown"), the parent company of Union Bank, Inc., a West Virginia chartered bank, with eight branches in the state of West Virginia.  Following the acquisition, we operate 60 branches across the states of Virginia, West Virginia, North Carolina, and Tennessee.  We’re committed to the passionate pursuit of excellence in community banking and we’ve set our sights on being the bank of choice, employer of choice, and investment of choice in the communities in which we operate.

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

Employees and Human Capital Resources

As of December 31, 2025, we had 622 full-time employees and 28 part-time employees. The employees are not represented by a collective bargaining unit and we consider our relationship with our employees to be good.

We encourage and support the growth and development of our employees and, wherever possible, seek to fill positions by promotion and transfer from within the organization. Continual learning and career development is advanced through ongoing performance and development conversations with employees, internally developed training programs and customized corporate training engagements.

The safety, health and wellness of our employees is a top priority.  All employees are asked not to come to work when they experience signs or symptoms of a possible communicable illness. On an ongoing basis, we further promote the health and wellness of our employees by strongly encouraging work-life balance, minimizing increases in the employee portion of health care premiums and sponsoring various wellness programs.

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

Market Area

As of December 31, 2025, we operated 52 branch locations in Virginia, West Virginia, North Carolina, and Tennessee through our sole operating segment, Community Banking.  Economic indicators in our market areas show relatively stable employment and business conditions. We serve a diverse base of individuals and businesses across a variety of industries such as education; government and health services; retail trade; construction; manufacturing; tourism; coal mining and gas extraction; and transportation.

Competition

The financial services industry is highly competitive and constantly evolving. We encounter strong competition in attracting and retaining deposit, loan, and other financial relationships in our market areas. We compete with other commercial banks, thrifts, savings and loan associations, untaxed and lesser regulated credit unions, consumer finance companies, financial technology companies, mortgage banking firms, commercial finance and leasing companies, securities firms, brokerage firms, and insurance companies. We have positioned ourselves as a regional community bank that provides an alternative to larger banks, which often place less emphasis on personal relationships, and smaller community banks, which lack the capital and resources to efficiently serve customer needs. Factors that influence our ability to remain competitive include the ability to develop, maintain, and build long-term customer relationships; the quality, variety, and pricing of products and services; the convenience of banking locations and office hours; technological developments; and industry and general economic conditions. We seek to mitigate competitive pressures with our relationship style of banking, competitive pricing, and cost efficiencies.

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

Capital Requirements

We are subject to various regulatory capital requirements administered by the Federal Reserve (the "Basel III Capital Rules").  The Basel III Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain.  Under the Basel III Capital Rules, risk-based capital ratios are calculated by dividing Common Equity Tier I ("CET1") capital, Tier 1 capital and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk.  The Basel Capital Rules require the Company and the Bank to maintain the following:

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

Basel III Capital Rules provide for a number of deductions from and adjustments to CET1.  As non-advanced approaches organizations under the Basel III Capital Rules, the Company and the Bank are subject to rules that provide for simplified capital requirements relating to the threshold deductions.  These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1.

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

Management believes that the Company and the Bank's current capital levels exceed the required capital amounts to the considered well-capitalized and also meet the fully phased-in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III Capital Rules as of December 31, 2025. For additional information, see Note 20, "Regulatory Requirements and Restrictions," to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

The Bank was classified as well-capitalized under prompt corrective action regulations as of December 31, 2025. In order to be considered a well-capitalized institution under Basel III Capital Rules, an organization must not be subject to any written agreement, order, capital directive, or prompt corrective action directive and must maintain the following minimum capital ratios:

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

Transactions with Affiliates

The Federal Reserve Act (“FRA”) and Federal Reserve Regulation W place restrictions on “covered transactions” between the Bank and its affiliates, including the Company. The term “covered transactions” includes making loans, purchasing assets, issuing guarantees, and other similar transactions. The Dodd-Frank Act expanded the definition of “covered transactions” to include derivative activities, repurchase agreements, and securities lending or borrowing activities. These restrictions limit the number of transactions with affiliates, require certain levels of collateral for loans to affiliates, and require that all transactions with affiliates be on terms that are consistent with safe and sound banking practices. In addition, these transactions must be on terms that are substantially the same, or at least as favorable to the Bank, as those prevailing at the time for similar transactions with non-affiliates.

The FRA and Federal Reserve Regulation O place restrictions on loans between the Company and the Bank and their directors, executive officers, principal shareholders, affiliates, and interests of those directors, executive officers, and principal shareholders. These restrictions limit the amount of loans to one borrower and require that loans are on terms that are substantially the same as and follow underwriting procedures that are not less stringent than, those prevailing at the time for similar loans with non-insiders. In addition, the aggregate limit of loans to all insiders, as a group, cannot exceed the Bank’s total unimpaired capital and surplus.

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

In November 2023, the FDIC issued a final rule to implement a special assessment to recover losses to the DIF incurred as a result of bank failures earlier that year and the FDIC’s use of the systemic risk exception to cover certain deposits that were otherwise uninsured. The special assessment was based on estimated uninsured deposits as of December 31, 2022 (excluding the first $5.0 billion) and was assessed at a quarterly rate of 3.36 basis points, over eight quarterly assessment periods, that began in the first quarter of 2024. In June 2024, due to the increased estimate of losses, the FDIC announced that it projected that the special assessment would be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. In December 2025, the FDIC adopted an interim rule to adjust the special assessment, as initial estimates showed the original eight-quarter plan might slightly over-collect compared to actual losses.  The rate for the final quarter (the first quarter of 2026) was reduced from 3.36 basis points to 2.97 basis points to align with the revised loss estimates.  Because the cumulative amount collected through the initial eight-quarter special assessment period is projected to equal the FDIC's loss estimate, the additional two quarters of extended assessment was removed.

The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation and again following the termination of the receiverships.  As provided for in the special assessment rules, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law.  This updated assessment was made under the FDIC’s final rule whereby the estimated loss pursuant to the systemic risk determination can be periodically adjusted.  The special assessments are tax deductible. The extent to which any such additional future assessments will impact our future deposit insurance expense is currently uncertain

The Volcker Rule

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

On October 24, 2023, the FDIC, the Federal Reserve, and the Office of the Comptroller of the Currency ("OCC") issued a final rule to strengthen and modernize the CRA regulations (the "2023 modernization rule").  The final rule intended, among other things, to adapt to changes in the banking industry, including the expanded role of mobile and online banking, and to tailor performance standards to account for differences in bank size and business models.  Following its finalization on March 29, 2024, the 2023 modernization rule became subject to an ongoing injunction.  On July 16, 2025, the FDIC, Federal Reserve and the OCC issued a joint proposal to rescind the 2023 modernization rule.  The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the 2023 modernization rule.

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

In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including NASDAQ, to implement listing standards that require listed companies to adopt policies mandating the recovery or “clawback” of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding the date the listed company is required to prepare an accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period.  The NASDAQ's listing standards pursuant to the SEC's rule became effective on October 2, 2023. The Company adopted a compensation recovery policy pursuant to the NASDAQ listing standards on October 24, 2023, and was included as Exhibit 97.1 to Form 10-K for the year ended December 31, 2023.

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

Fair Access to Financial Services

In recent years, certain states have enacted, or have proposed to enact, statues, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.  In August 2025, President Trump signed Executive Order 14331, "Guaranteeing Fair Banking Access for All Americans," which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views.  The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

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

Economic conditions in the Company's market footprint, including West Virginia, Virginia, North Carolina and Tennessee, as well as in the broader U.S. economy, may be slow or uneven and are subject to significant uncertainty.  Adverse changes in economic conditions, including inflationary pressures, fluctuations in interest rates, energy price volatility, changes in fiscal and monetary policy, or weakened consumer and business confidence, could negatively affect consumer and business spending, borrowing, and repayment capacity.  Such conditions could result in reduced demand for loans and other financial services, deterioration in credit quality, declines in collateral values, and increased delinquencies and charge-offs.  There can be no assurance that economic conditions will strengthen or remain stable, and any deterioration could materially and adversely affect the Company's business, financial condition, and results of operations.

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

Changes in the fair value of our investment securities may reduce stockholders’ equity.

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

Commercial business and real estate loans generally have a higher risk of loss because loan balances are typically larger than residential real estate and consumer loans and repayment is usually dependent on cash flows from the borrower’s business or the property securing the loan. Our commercial business loans are primarily made to small business and middle market customers. As of December 31, 2025, commercial business and real estate loans totaled $1.53 billion, or 66.26%, of our total loan portfolio. As of the same date, our largest outstanding commercial business loan was $15.30 million and largest outstanding commercial real estate loan was $12.30 million. Commercial construction loans generally have a higher risk of loss due to the assumptions used to estimate the value of property at completion and the cost of the project, including interest. If the assumptions and estimates are inaccurate, the value of completed property may fall below the related loan amount. As of December 31, 2025, commercial construction loans totaled $63.90 million, or 2.76% our total loan portfolio. As of the same date, our largest outstanding commercial construction loan was $19.90 million. Losses from our commercial loan portfolio could have a material adverse effect on our financial condition and results of operations.

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

Liquidity is essential to our business and the inability to raise funds through deposits, borrowings, equity and debt offerings, or other sources could have a materially adverse effect on our liquidity. Company specific factors such as a decline in our credit rating, an increase in the cost of capital from financial capital markets, a decrease in business activity due to adverse regulatory action or other company specific event, or a decrease in depositor or investor confidence may impair our access to funding with acceptable terms adequate to finance our activities. General factors related to the financial services industry such as a severe disruption in financial markets, a decrease in industry expectations, or a decrease in business activity due to political or environmental events may impair our access to liquidity.  Additionally, negative news about us or the banking industry in general could negatively impact market and/or customer perceptions of our company, which could lead to a loss of depositor confidence and an increase in deposit withdrawals, particularly among those with uninsured deposits. Furthermore, as we and other regional banking organizations experienced in 2023, the failure of other financial institutions may cause deposit outflows as customers spread deposits among several different banks so as to maximize their amount of FDIC insurance, move deposits to banks deemed "too big to fail" or remove deposits from the banking system entirely. As of December 31, 2025, approximately 19.54% of our deposits were uninsured and we rely on these deposits for liquidity. A failure to maintain adequate liquidity could have a material adverse effect on our business, financial condition and results of operations.

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

Increasing fraud risk could adversely affect our business, financial condition, and reputation.

The Company, the Bank and its customers are exposed to an increasing risk of fraud, including cyber fraud, identity theft, account takeover, and other fraudulent activities.  The sophistication and frequency of these schemes continue to grow, driven by advances in technology and the proliferation of digital banking channels.  Fraudulent activity can result in financial losses for us or our customers, increased operational costs, and potential legal exposure.  Although the Company has enhanced security measures, including authentication protocols, transaction monitoring, and fraud detection systems, these controls may not be sufficient to prevent all fraudulent activity.  Criminals continuously adapt their methods to circumvent existing safeguards, and emerging technologies such as artificial intelligence may further enhance their ability to perpetrate fraud.

Significant fraud-related losses could negatively impact our earnings, capital, and liquidity.  In addition, fraud incidents may harm our reputation, erode customer trust, and lead to regulatory scrutiny or enforcement actions.  Failure to effectively manage and mitigate fraud risk could have a material adverse effect on our business, financial condition, and results of operations.

We may face new operational, compliance, reputational and legal risks due to the development and use of artificial intelligence.

The Company, the Bank and many of its third-party services providers currently use and may increasingly develop or incorporate artificial intelligence ("AI") technology in our operations, processes, products, or services.  The development and use of AI present a number of opportunities for the Company, as we as risks that are difficult to predict and may evolve rapidly.  AI could significantly disrupt the business models, investment strategies, operational processes, and markets in which we operate and subject us to increased competition, which could have a material adverse effect on our business, financial condition and results of operations.  Some of our competitors may be more successful than us in the development and implementation of new technologies, including services and platforms based on AI, to address investor demands or improve operations.  If we are unable to adequately advance our capabilities in these areas or do so at a slower pace than others in our industry, we may be at a disadvantage.  The use of AI may also include the input of sensitive personal information, trade secrets, and other protected data by both us and third parties and could result in the exposure of such information.

Regulatory expectations, supervisory guidance and legal standards related to AI and emerging technologies are evolving and may vary across jurisdictions.  New or changing laws, regulations or supervisory interpretations could require us to modify or limit its use of AI technologies, increase compliance and governance costs, or subject the Company to additional examination, reporting, or liability risks.  In addition, public perception of AI use, including concerns regarding transparency, fairness, data usage and accountability, could results in reputational harm if our use of such technologies is perceived negatively.

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

In addition, technology and other changes have made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintechs/wealthtechs has grown significantly over recent years and is expected to continue to grow. Some fintechs/wealthtechs are not subject to the same regulation as we are, which may allow them to be more competitive. Fintechs/wealthtechs have and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from fintechs/wealthtechs and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products.

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

General market fluctuations; industry factors; political conditions; and general economic conditions and events, such as economic slowdowns, changes in trade policy, recessions, interest rate changes, or credit loss trends, could also cause our common stock price to decrease regardless of operating results.

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

Cybersecurity Governance

The Company’s Board of Directors devotes significant time and attention to its oversight of cybersecurity risk. Select members of the Board serve on the Information Systems Steering Committee ("ISSC"), which is responsible for approving IT strategic plans and all IT-related policies and cybersecurity program, among other matters. To fulfill its responsibilities, the ISSC receives periodic reports on the cybersecurity risk management program, from executive leadership, including information security risks and incidents, emerging threats, and independent audit reports on the effectiveness of the control environment.

Executive leadership is responsible for management of the cybersecurity program. A dedicated IT Security team manages daily operations of the cybersecurity program and reports directly to the Chief Risk Officer ("CRO"). The CRO chairs the Information Security Sub-Committee ("Sub-Committee"), a management committee that meets regularly to advance the cybersecurity risk management program and strategic cyber initiatives. The Sub-Committee’s actions and activities are reviewed by the ISSC at least quarterly. The Company has a management level Change Control Board ("CCB") which is responsible for reviewing and approving actions of the vulnerability management team, changes to hardware/software including the introduction of new hardware/software, and changes to firewall rulesets. The IT Security Team participates in and votes on matters brought before CCB. Additionally, the Company has a Cyber Incident Response Team ("CIRT") which includes key members of management including the CRO and the Chief Operating Officer. The CIRT is empowered to respond effectively to any cyber-specific events with escalation up to executive leadership and the Board. Members of the CIRT and other key stakeholders throughout the Company receive annual training on cyber incident preparedness and response.

The CRO, Derek Bonnett, has been employed by the Corporation since 2016, having served as the Director of Internal Audit until being named the Chief Risk Officer in 2021. He has years of significant cross-functional experience in managing cybersecurity and risk operations, providing strategic leadership and investment priorities, and collaborating across lines of business to achieve effective results.

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

We own our corporate headquarters located at One Community Place, Bluefield, Virginia. As of December 31, 2025, the Bank provided financial services through a network of branch locations in West Virginia (17 branches), Virginia (23 branches), North Carolina (10 branches), and Tennessee (2 branches).  We own all of the branch locations with the exception of one, in West Virginia, which is being leased.  As of December 31, 2025, there were no mortgages or liens against any of the properties. We believe that our properties are suitable and adequate to serve as financial services facilities. A list of all branch and ATM locations is available on our website at www.firstcommunitybank.com. Information contained on our website is not part of this report. For additional information, see Note 7, “Premises, Equipment, and Leases,” to the Consolidated Financial Statements in Part II, Item 8 of this report.

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

Market Information and Holders

Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC. As of February 27, 2026, there were 3,306 record holders and 19,075,028 outstanding shares of our common stock.

Purchases of Equity Securities

We repurchased 50,338 shares of our common stock in 2025, 257,294 shares in 2024, and 768,079 shares in 2023.

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plan	Maximum Number of Shares that May Yet be Purchased Under the Plan(1)

October 1-31, 2025	-	-	-	2,194,868
November 1-30, 2025	-	-	-	2,194,868
December 1-31, 2025	-	-	-	2,194,868
Total	-	-	-

(1)

In September 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares which expires December 31, 2026.  The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

Stock Performance Graph

The following graph, compiled by S&P Global Market Intelligence (“S&P Global”), compares the cumulative total shareholder return on our common stock for the five years ended December 31, 2025, with the cumulative total return of the S&P 500 Index, the NASDAQ Composite Index, and S&P Global’s Asset Size & Regional Peer Group. The Asset Size & Regional Peer Group consists of 42 bank holding companies with total assets between $1 billion and $5 billion that are located in the Southeast Region of the United States and traded on NASDAQ, the OTC Bulletin Board, Pink Sheet Banks and Thrifts. The cumulative returns assume that $100 was originally invested on December 31, 2020, and that all dividends are reinvested.

# *First Community Bankshares, Inc.*

Total Return Performance
First Community Bankshares, Inc.
S&P 500 Index
NASDAQ Composite Index
Asset & Regional Peer Group
Index Value
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025

First Community Bankshares, Inc.	100.00	160.52	168.73	191.88	222.23	195.35
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
NASDAQ Composite Index	100.00	122.18	82.43	119.22	154.48	187.14
S&P Global Asset & Regional Peer Group(1)	100.00	142.88	133.48	128.36	145.37	161.37

(1) Includes the following institutions: Auburn National Bancorporation, Inc.; Bank of the James Financial Group, Inc.; BankFirst Capital Corporation; BayFirst Financial Corp.; C&F Financial Corporation; Capital City Bank Group, Inc.; Carter Bankshares, Inc.; Chesapeake Financial Shares, Inc.; Citizens Bancorp Investment, Inc.; Citizens Holding Company; Coastal Carolina Bancshares, Inc.; Commercial Bancgroup, Inc.; Eagle Financial Services, Inc.; F&M Bank Corp.; First Community Bankshares, Inc.; First Community Corporation;  First National Corporation; First Reliance Bancshares, Inc.; First US Bancshares, Inc.; Freedom Financial Holdings, Inc.; FVCBankcorp, Inc.; John Marshall Bancorp, Inc.; MainStreet Bancshares, Inc.; MetroCity Bankshares, Inc.; Morris State Bancshares, Inc.; Mountain Commerce Bancorp, Inc.; MVB Financial Corp.; National Bankshares, Inc.; NewtekOne, Inc.; Oakworth Capital, Inc.; PB Financial Corporation; Peoples Bancorp of North Carolina, Inc.; Pinnacle Bankshares Corporation; Primis Financial Corp.; Skyline Bankshares, Inc.; South Atlantic Bancshares, Inc.; Southern First Bancshares, Inc.;  United Bancorporation of Alabama, Inc.; USCB Financial Holdings, Inc.; Uwharrie Capital Corp.; Virginia National Bankshares Corporation; White River Bancshares, Co.

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

Executive Overview

First Community Bankshares, Inc. is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a 151 year-old Virginia-chartered banking institution. Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.  As of December 31, 2025, the Bank operated 52 branches in Virginia, West Virginia, North Carolina and Tennessee. Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network supplemented by retail and wholesale repurchase agreements and Federal Home Loan Bank (“FHLB”) borrowings. We invest our funds primarily in loans to retail and commercial customers and various investment securities.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of commissions on assets under management and investment advisory fees. As of December 31, 2025, the Trust Division and FCWM managed and administered $1.79 billion in combined assets under various fee-based arrangements as fiduciary or agent.

On January 23, 2026, the Company completed its previously announced merger (the “Merger”) with Hometown Bancshares, Inc. a West Virginia corporation headquartered in Middlebourne, West Virginia (“Hometown”), pursuant to an Agreement and Plan of Merger (the “Agreement”) dated July 19, 2025, by and between the company and Hometown.  At the Effective Time, Hometown merged with and into the Company, with the Company as the surviving corporation in the Merger.  For additional information, see Note 24, “Subsequent Events,” to the Consolidated Financial Statements in Item 8, of this report.

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

The Company uses a number of economic variables to estimate the allowance for credit losses, with the most significant driver being a forecast of the national unemployment rate. In the December 31, 2025, estimate, the Company assumed an unemployment forecast of  approximately 4.5%, compared to the range of 4.0% to 4.3% utilized in the December 31, 2024, estimate.  Based on a sensitivity analysis as of December 31, 2025, an increase of 1% in the unemployment forecast would result in an increase in the allowance for credit losses of approximately 9.3%

Business Combinations

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

Goodwill

Goodwill is tested for impairment annually, on October 31st, with additional reviews performed quarterly or more frequently if events or circumstances indicate there may be impairment.  We have one reporting unit, Community Banking.  If we elect to perform a qualitative assessment, we evaluate factors such as macroeconomic conditions, industry and market considerations, overall financial performance, changes in stock price, and progress towards stated objectives in determining if it is more likely than not that the fair value of our reporting unit is less than its carrying amount. If we conclude that it is more likely than not that the fair value of our reporting unit is less than its carrying amount, a quantitative test is performed; otherwise, no further testing is required. The quantitative test consists of comparing the fair value of our reporting unit to its carrying amount, including goodwill. If the fair value of our reporting unit is greater than its book value, no goodwill impairment exists. If the carrying amount of our reporting unit is greater than its calculated fair value, a goodwill impairment charge is recognized for the difference. We performed a quantitative assessment for the annual test on October 31, 2025, which resulted in no goodwill impairment. For additional information, see Note 8, “Goodwill and Other Intangible Assets,” to the Consolidated Financial Statements in Item 8 of this report.

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

	Year Ended December 31,
	2025	2024	2023
(Amounts in thousands)
Net interest income, GAAP	$124,613	$126,468	$127,684
FTE adjustment(1)	449	451	454
Net interest income, FTE	$125,062	$126,919	$128,138

Net interest margin, GAAP	4.40%	4.42%	4.43%
FTE adjustment(1)	0.02%	0.02%	0.02%
Net interest margin, FTE	4.42%	4.44%	4.45%

(1)	FTE basis of 21%.

Performance Overview

Highlights of our results of operations in 2025, and financial condition as of December 31, 2025, include the following:

●	Annual net income of $48.79 million, or $2.65 per diluted common share was earned in 2025; a decrease of $2.81 million, or 5.45%, compared to 2024.
●	When adjusted for merger and non-recurring expenses, adjusted annual net income for 2025 was $51.12 million, reflecting a modest year over year decline of $1.23 million, or 2.34%.
●	Net interest income after provision for loan losses increased $1.67 million compared to 2024, primarily due to a $4.06 million, or 11.67%, reduction in the allowance for loan losses. The decrease is the allowance reflects a smaller loan portfolio and continued strong credit performance.
●	Net interest margin remained stable at 4.42%, declining only 0.45% compared to 2024. Net interest spread increased 1 basis point to 4.04% from 4.03% in 2024.
●	Noninterest income increased $3.50 million, or 8.88%, primarily driven by a $3.39 million increase in service charges on deposits and other service charge fees. Non-interest expense increased $7.74 million, or 8.01%, reflecting higher salaries and employee benefits of $4.73 million, merger-related expenses of $2.91 million, and an increase of $1.00 million in other operating expenses. Merger-related expenses were associated with the acquisition of Hometown, which was completed on January 23, 2026.
●
Annualized return on average assets ("ROA") was 1.52% for the twelve months of 2025 compared to 1.60% for the same period of 2024.  Annualized return on average common equity ("ROE") was 9.64% for the twelve months of 2025 compared to 10.03% for the same period of 2024.

●	When adjusted for merger and non-recurring expenses, ROA was 1.59% and ROE was 10.09% for the twelve months ended 2025. Return on average tangible common equity continues to remain strong at 13.92% for the full year.
●	Non-performing loans to total loans decreased in 2025 to 0.61%; a 0.22% reduction when compared to 2024. Net charge-offs to annualized average loans also decreased in 2025 to $4.12 million, or 0.18%, compared to net charge-offs of $5.37 million, or 0.22%, for the same period in 2024.
●	The allowance for credit losses to total loans was 1.33% on December 31, 2025, compared to 1.44% on December 31, 2024.
●	The Company's average loan-to-deposits ratio of 88.81%, on December 31, 2025, continues to represent a stable utilization of deposit funding.
●	The Company repurchased 50,338 common shares during 2025 for a cost of $1.85 million, compared to 257,294 shares purchased in 2024 for a cost of $8.72 million.
●

Book value per share on December 31, 2025, was $27.30, a decrease of $1.43 from year-end 2024.  The decrease is primarily attributable to two special dividends being declared in 2025, in the total amount of $3.07 per common share.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

				2025 Compared to 2024		2024 Compared to 2023
	Year Ended December 31,			Increase	%	Increase	%
(Amounts in thousands, except per share data)	2025	2024	2023	(Decrease)	Change	(Decrease)	Change

Net income	$48,794	$51,604	$48,020	$(2,810)	(5.45)%	$3,584	7.46%

Basic earnings per common share	2.66	2.81	2.67	(0.15)	(5.34)%	0.14	5.24%
Diluted earnings per common share	2.65	2.80	2.72	(0.15)	(5.36)%	0.08	2.94%

Return on average assets	1.52%	1.60%	1.48%	(0.08)%	(5.00)%	0.12%	8.11%
Return on average common equity	9.64%	10.03%	10.02%	(0.39)%	(3.89)%	0.01%	0.10%

2025 Compared to 2024.  Pre-tax income declined $2.57 million, or 3.91%, compared to 2024.  The decline was primarily driven by a $7.74 million increase in noninterest expense and a $1.86 million reduction in net interest income.  These pressures were partially offset by a $3.52 million decrease in the provision for credit losses and a $3.50 million increase in noninterest income.  The increase of noninterest expense was largely attributable to higher salaries and employee benefits of $4.73 million, along with a $2.91 million in merger-related costs associated with the Hometown acquisition.  The lower provision for credit losses reflected a smaller loan portfolio and continued favorable credit performance.  Growth in noninterest income was primarily due to a $3.39 million increase in service charges on deposits and other service fees.

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

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” above. The following table presents the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

	Year Ended December 31,
	2025			2024			2023
(Amounts in thousands)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)	Average Balance	Interest(1)	Average Yield/ Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,353,548	$123,708	5.26%	$2,481,215	$130,196	5.25%	$2,538,361	$127,019	5.00%
Securities available for sale	139,276	4,620	3.32%	171,081	5,547	3.24%	298,389	8,115	2.72%
Interest-bearing deposits	338,783	14,656	4.33%	206,629	10,850	5.25%	46,601	2,485	5.33%
Total earning assets	2,831,607	$142,984	5.05%	2,858,925	$146,593	5.13%	2,883,351	$137,619	4.77%
Other assets	377,954			374,398			369,700
Total assets	$3,209,561			$3,233,323			$3,253,051

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$660,810	$713	0.11%	$662,584	$796	0.12%	$686,534	$405	0.06%
Savings deposits	896,166	12,748	1.42%	878,584	14,206	1.62%	847,397	6,781	0.80%
Time deposits	220,540	4,460	2.02%	246,035	4,636	1.88%	267,957	2,155	0.80%
Total interest-bearing deposits	1,777,516	17,921	1.01%	1,787,203	19,638	1.10%	1,801,888	9,341	0.52%
Borrowings
Federal funds purchased	-	-	-	628	35	5.53%	2,715	139	5.12%
Retail repurchase agreements	1,204	1	0.06%	1,045	1	0.05%	1,528	1	0.06%
Total borrowings	1,204	1	0.06%	1,673	36	2.15%	4,243	140	3.30%
Total interest-bearing liabilities	1,778,720	17,922	1.01%	1,788,876	19,674	1.10%	1,806,131	9,481	0.52%
Noninterest-bearing demand deposits	872,516			882,700			926,378
Other liabilities	51,928			47,362			41,477
Total liabilities	2,703,164			2,718,938			2,773,986
Stockholders' equity	506,397			514,385			479,065
Total liabilities and equity	$3,209,561			$3,233,323			$3,253,051

Net interest income, FTE(1)		$125,062			$126,919			$128,138
Net interest rate spread, FTE(1)			4.04%			4.03%			4.25%
Net interest margin, FTE(1)			4.42%			4.44%			4.44%

(1)	FTE basis based on the federal statutory rate of 21%.
(2)	Nonaccrual loans are included in average balances; however, no related interest income is recognized during the period of nonaccrual.
(3)	Interest on loans include non-cash purchase accounting accretion of $2.08 million in 2025, $2.90 million in 2024, and $2.74 million in 2023.

The following table presents the impact to net interest income on a FTE basis due to changes in volume (average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Year Ended				Year Ended
	December 31, 2025 Compared to 2024				December 31, 2024 Compared to 2023
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on(1):
Loans	$(6,699)	$222	$(11)	$(6,488)	$(2,860)	$6,176	$(139)	$3,177
Securities available for sale	(1,031)	128	(24)	(927)	(3,462)	1,560	(666)	(2,568)
Interest-bearing deposits with other banks	6,939	(1,911)	(1,222)	3,806	8,533	(38)	(130)	8,365
Total interest-earning assets	(791)	(1,561)	(1,257)	(3,609)	2,211	7,698	(935)	8,974

Interest paid on(1):
Demand deposits	(2)	(81)	-	(83)	(14)	420	(15)	391
Savings deposits	284	(1,708)	(34)	(1,458)	250	6,921	254	7,425
Time deposits	(480)	340	(36)	(176)	(176)	2,894	(237)	2,481
Federal funds purchased	-	-	(35)	(35)	-	-	(104)	(104)
Retail repurchase agreements	-	-	-	-	-	-	-	-
Total interest-bearing liabilities	(198)	(1,449)	(105)	(1,752)	60	10,235	(102)	10,193

Change in net interest income(1)	$(593)	$(112)	$(1,152)	$(1,857)	$2,151	$(2,537)	$(833)	$(1,219)

(1)	FTE basis based on the federal statutory rate of 21%.

2025 Compared to 2024. Net interest income represented 74.40% of total net interest and noninterest income in 2025, compared to 76.25% in 2024.  The 1.85 percentage-point decline reflects a $1.85 million, or 1.47%, decrease in net interest income and a $3.50 million, or 8.88%, increase in noninterest income.  On an FTE basis, net interest income decreased $1.86 million, or 1.46%.  Net interest margin and net interest spread experienced modest changes year over year.  Net interest margin declined 2 basis points to 4.42%, while net interest spread increased 1 basis point to 4.04%.

Average earning assets decreased $27.32 million, or 0.96%, due to decreases in both the average balance of loans of $127.67 million, or 5.15%, and the average balance of securities available-for-sale of $31.80 million, or 18.59%.  These decreases were offset by an increase in interest-bearing deposits with banks of $132.15 million, or 63.96%.  The yield on earning assets decreased 8 basis points, or 1.56%, due to an asset balance shift from higher-yielding loans to lower-yielding interest-bearing deposit accounts held with banks. In addition, non-cash accretion decreased $813 thousand in 2025 to $2.08 million, compared to a 2024 balance of $2.90 million.  The impact of non-cash purchase accounting accretion income on the FTE net interest margin was 8 basis points for 2025 compared to 10 basis points in 2024.  The average loan to deposit ratio declined to 88.81% in 2025, compared to 92.93% in 2024.

Average interest-bearing liabilities, which consist of interest-bearing deposits and borrowings, decreased $10.16 million, or 0.57%, primarily due to a decrease in interest-bearing deposits of $9.69 million, or 0.54%.  Interest-bearing demand deposits decreased $1.77 million, or 0.27%, and time deposits decreased $25.49 million, or 10.36%.  These decreases were offset by an increase in savings deposits of $17.58 million or 2.00%.  The yield on interest-bearings liabilities decreased 9 basis points, or 8.18%, primarily due to an average balance shift from higher rate time deposits to lower rate savings deposits.

2024 Compared to 2023.

Net interest income comprised 76.25% of total net interest and noninterest income in 2024 compared to 77.32% in 2023.  Net interest income decreased $ 1.22 million, or 0.95%.   On a FTE basis net interest income decreased $1.22 million, or 0.95%. There was no change in the FTE net interest margin; the FTE net interest spread decreased  22  basis points.  The decrease was primarily driven by an increase in interest expense due to increases in rates paid on interest-bearing deposits.

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

Provision for Credit Losses

2025 Compared to 2024.  The provision charged to operations decreased $3.52 million compared to 2024.  The provision expense of $72 thousand was comprised of $58 thousand related to provision expense for loans and $14 thousand related to provision expense for unfunded loan commitments.  Provision for credit losses for loans of $58 thousand was recorded compared to the provision of $4.00 million recorded in 2024.  The decrease in provision is due a loan portfolio balance decline of $101.33 million from 2024 to 2025, along with continued strong credit performance.   As noted, a $14 thousand provision for loan commitments was recorded in 2025 compared to $405 thousand recovery of provision recorded in 2024.

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

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

				2025 Compared to 2024		2024 Compared to 2023
	Year Ended December 31,			Increase	%	Increase	%
	2025	2024	2023	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Wealth management	$4,936	$4,485	$4,179	$451	10.06%	$306	7.32%
Service charges on deposits	16,768	14,012	13,996	2,756	19.67%	16	0.11%
Other service charges and fees	15,024	14,392	13,647	632	4.39%	745	5.46%
Net gain on sale of securities	-	-	(21)	-	-	21	-
Other operating income	6,159	6,501	5,651	(342)	-5.26%	850	15.04%
Total noninterest income	$42,887	$39,390	$37,452	$3,497	8.88%	$1,938	5.17%

2025 Compared to 2024. Noninterest income comprised 25.60% of total net interest and noninterest income in 2025 compared to 23.75% in 2024, with noninterest income increasing $3.50 million, or 8.88%, in 2025.  The 2025 increase is driven mostly by a $3.39 million increase in service charges on deposits and other service charges and fees. The increase is primarily attributable to increases in non-sufficient funds fees of $2.45 million and interchange income of $854 thousand.

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

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

				2025 Compared to 2024		2024 Compared to 2023
	Year Ended December 31,			Increase	%	Increase	%
	2025	2024	2023	(Decrease)	Change	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$56,433	$51,702	$49,887	$4,731	9.15%	$1,815	3.64%
Occupancy expense	5,680	5,286	4,967	394	7.45%	319	6.42%
Furniture and equipment expense	6,148	6,368	5,878	(220)	-3.45%	490	8.34%
Service fees	10,335	9,642	8,908	693	7.19%	734	8.24%
Advertising and public relations	4,071	3,861	3,300	210	5.44%	561	17.00%
Professional fees	1,265	1,218	1,567	47	3.86%	(349)	-22.27%
Amortization of intangibles	1,916	2,131	1,731	(215)	-10.09%	400	23.11%
FDIC premiums and assessments	1,445	1,463	1,511	(18)	-1.23%	(48)	-3.18%
Merger expense	2,912	-	2,393	2,912	100.00%	(2,393)	-100.00%
Litigation expense	-	1,800	3,000	(1,800)	-100.00%	(1,200)	-40.00%
Other operating expense	14,098	13,096	12,035	1,002	7.65%	1,061	8.82%
Total noninterest expense	$104,303	$96,567	$95,177	$7,736	8.01%	$1,390	1.46%

2025 Compared to 2024.  Non interest expense increased $7.74 million, or 8.01%, in 2025 compared to 2024.  The increase is attributed mostly to increases in salaries and employee benefits of $4.73 million, merger expense of $2.91 million and other operating expense of $1.00 million.  The increase in salaries and employee benefits is driven by a $1.27 million increase in salary expense and a $3.24 million increase in incentive compensation.  The increase in merger expense is related to the Hometown acquisition.

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

2025 Compared to 2024. Income tax expense increased $241 thousand, or 1.71%, due primarily to an increase in pre-tax income.  The effective tax rate increased to 22.70% in 2025 compared to 21.45% in 2024.

2024 Compared to 2023. Income tax expense increased $136 thousand, or 0.97% and was primarily due to the increase in pre-tax income.  The effective tax rate decreased to 21.45% in 2024 compared to 22.52% in 2023.

Financial Condition

Total assets as of December 31, 2025, decreased $1.57 million, or 0.05%, to $3.26 billion. The decrease is attributable mostly to a decline in loans of $101.33 million, or 4.19%, and a decline in securities available for sale of $37.16 million, or 21.88%, which is offset by an increase in cash and cash equivalents of $134.79 million, or 35.71%.  Total liabilities increased $24.27 million, or 0.89%, and is primarily attributable to an increase in interest, taxes and other liabilities of $29.88 million.  Stockholders' equity decreased $25.84 million, or 4.91%.  The equity decrease is primarily attributable to two special dividends being declared in 2025, in the amount of $3.07 per common share.

Investment Securities

Our investment securities are used to generate interest income through the deployment of excess funds, to fund loan demand or deposit liquidation, to pledge as collateral where required, and to make selective investments for Community Reinvestment Act purposes. The composition of our investment portfolio changes from time to time as we consider our liquidity needs, interest rate expectations, asset/liability management strategies, and capital requirements. Available-for-sale debt securities as of December 31, 2025, decreased $37.16 million, or 21.88%, compared to December 31, 2024. The decrease was primarily due to the sale of $136.71 million in maturities, prepayments, and calls in securities available for sale; offset by purchases of $93.76 million.  The market value of debt securities available for sale as a percentage of amortized cost was 92.95% as of December 31, 2025, compared to 91.97% as of December 31, 2024. There were no held-to-maturity debt securities as of December 31, 2025, or 2024.

The following table provides information about our investment portfolio as of the dates indicated:

	December 31,
	2025	2024
(Amounts in years)
Average life	6.60	5.69
Average duration	4.19	3.52

There were no holdings of any one issuer, other than the U.S. government and its agencies, in an amount greater than 10% of our total consolidated shareholders’ equity as of December 31, 2025 or 2024.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby Management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. Based on the application of the new standard, and that all debt securities available for sale in an unrealized loss position as of December 31, 2025, continue to perform as scheduled, we do not believe that a provision for credit losses is necessary in 2025. We recognized no impairment charges in earnings associated with debt securities in 2025. For additional information, see Note 1, “Basis of Presentation and Significant Accounting Policies,” and Note 3, “Debt Securities,” to the Consolidated Financial Statements in Item 8, of this report.

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

Total loans held for investment, net of unearned income, as of December 31, 2025, decreased $101.33 million, or 4.19%, compared to December 31, 2024.  We had no foreign loans or loan concentrations to any single borrower or industry, which are not otherwise disclosed as a category of loans that represented 10% or more of outstanding loans, as of December 31, 2025 or 2024. For additional information, see Note 4, “Loans,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents the maturities and rate sensitivities of the loan portfolio as of December 31, 2025:

(Amounts in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Through Fifteen Years	Due After Fifteen Years	Total
Commercial loans
Construction, development, and other land(1)	$4,705	$9,902	$31,812	$17,482	$63,901
Commercial and industrial	31,028	128,499	57,642	26,814	243,983
Multi-family residential	12,515	55,875	83,228	39,868	191,486
Single family non-owner occupied	2,880	10,878	75,947	82,213	171,918
Non-farm, non-residential	45,471	159,441	305,601	327,945	838,458
Agricultural	1,184	6,523	4,858	899	13,464
Farmland	955	1,892	6,232	1,646	10,725
Total commercial loans	98,738	373,010	565,320	496,867	1,533,935
Consumer real estate loans
Home equity lines	5,989	14,194	56,677	5,904	82,764
Single family owner occupied	2,684	12,946	164,753	451,965	632,348
Owner occupied construction	5	16	350	5,234	5,605
Total consumer real estate loans	8,678	27,156	221,780	463,103	720,717
Consumer and other loans
Consumer loans	3,536	42,490	10,843	1,584	58,453
Other	1,650	-	-	-	1,650
Total consumer and other loans	5,186	42,490	10,843	1,584	60,103
Total loans	$112,602	$442,656	$797,943	$961,554	$2,314,755

Rate sensitivities
Predetermined interest rate	$62,624	$384,593	$526,493	$570,279	$1,543,989
Floating or adjustable interest rate	49,978	58,063	271,450	391,275	770,766
Total loans	$112,602	$442,656	$797,943	$961,554	$2,314,755

(1)	Construction loans include construction to permanent loans that have not yet converted to regular principal and interest payments.

Risk Elements

We seek to mitigate credit risk by following specific underwriting practices and by ongoing monitoring of our loan portfolio. Our underwriting practices include the analysis of borrowers’ prior credit histories, financial statements, tax returns, and cash flow projections; valuation of collateral based on independent appraisers’ reports; and verification of liquid assets. We believe our underwriting criteria are appropriate for the various loan types we offer; however, losses may occur that exceed the reserves established in our allowance for loan losses. The Company has a loan review function independent of credit administration that performs a risk-based review of a sample of loans and loan relationships in the Company's commercial portfolio and conducts analytical review of credit quality on the Company's non-commercial portfolios.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	December 31,
(Amounts in thousands)	2025	2024	2023	2022	2021
Nonperforming
Nonaccrual loans (1)	$13,941	$19,869	$19,356	$15,208	$20,768
Accruing loans past due 90 days or more	212	149	104	142	87
TDRs'(2)(3)	-	-	-	1,346	1,367
Total non-covered nonperforming loans	14,153	20,018	19,460	16,696	22,222
OREO	-	521	192	703	1,015
Total nonperforming assets	$14,153	$20,539	$19,652	$17,399	$23,237

Additional Information
Total modified loans (1)	$2,442	$2,260	$2,046	$-	$-
Total Accruing TDRs (2)	-	-	-	7,112	8,652
Gross interest income that would have been recorded under the original terms of restructured and nonperforming loans	868	1,195	969	883	1,129
Actual interest income recorded on restructured and nonperforming loans	2	5	6	388	422

Total ratios
Nonperforming loans to total loans	0.61%	0.83%	0.76%	0.70%	1.03%
Nonperforming assets to total assets	0.43%	0.63%	0.60%	0.55%	0.73%
Allowance for credit losses to nonperforming loans	217.35%	173.97%	185.97%	183.01%	125.36%
Allowance for credit losses to total loans	1.33%	1.44%	1.41%	1.27%	1.29%

(1)	Nonaccrual loans include one modified loan past due 90 days or more of $21 thousand.
(2)

TDRs restructured within the past six months, and nonperforming TDRs exclude nonaccrual TDRs of $1.80 million, and $1.18 million for the two years ended December 31, 2022.  They were included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

(3)

Total accruing TDRs exclude nonaccrual TDRs of $2.52 million, $2.34 million, and for the two years ended December 31, 2022.  They were included in nonaccrual loans as reported prior to the adoption of ASU 2022-02.

Nonperforming assets as of December 31, 2025, decreased $6.39 million, or 31.09%, from December 31, 2024, with the largest decreases attributable to nonaccrual loans of $5.93 million, or 29.84%, and OREO of $521 thousand.    As of December 31, 2025, nonaccrual loans were largely attributed to single family owner occupied $8.26 million, or 59.22%, non-farm, non-residential real estate $1.27 million, or 9.13%, and commercial and industrial loans $1.32 million, or 9.45%.  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management's estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $27.85 million as of December 31, 2025, a decrease of $9.70 million, or 25.83%, compared to $37.55 million as of December 31, 2024. Delinquent loans as a percent of total loans decreased in 2025 to 1.20%, compared to 1.49% in 2024.  The delinquent loans consist of past due loans, or 0.60%, of total loans, and nonaccrual loans, or 0.60%, of total loans.

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions in interest rates, loan terms, or amortization terms.  As noted above, ASU 2022-02, eliminated and replaced the accounting guidance for borrowers experiencing financial difficulties previously applied under ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors.  ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures, discloses loans for borrowers experiencing financial difficulty as modified loans.  Total loans modified as of December 31, 2025, were $2.44 million as compared to $2.26 million reported as of December 31, 2024.

OREO property is carried at the lesser of estimated net realizable value or cost.  As of December 31, 2025, no OREO property was held by the Company.  The net loss on the sale of OREO was $193 thousand in 2025, $28 thousand in 2024, and $84 thousand in 2023. The following table presents the changes in OREO during the periods indicated:

	Year Ended December 31,
	2025	2024
(Amounts in thousands)
Beginning balance	$521	$192
Additions	192	798
Disposals	(712)	(420)
Valuation adjustments	(1)	(49)
Ending balance	$-	$521

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

As of December 31, 2025, the balance of the ACL for loans was $30.76 million, or 1.33% of total loans. The ACL at December 31, 2025, decreased $4.06 million from the balance of $34.83 million recorded December 31, 2024. This decrease included a provision of $58 thousand and net charge-offs for the twelve months of $4.12 million.

At December 31, 2025, the Company also had an allowance for unfunded commitments of $355 thousand compared to $341 thousand in 2024. The allowance for unfunded commitments is recorded in Other Liabilities on the balance sheet.  During 2025, there was a provision for credit losses on unfunded commitments of $14 thousand.  The provision for credit losses on unfunded commitments is recorded in provision expense on the Statement of Income.

Management considered the allowance adequate as of December 31, 2025; however, no assurance can be made that additions to the allowance will not be required in future periods. For additional information, see “Allowance for Credit Losses or ("ACL")” in the “Critical Accounting Policies” section above and Note 6, “Allowance for Credit Losses,” to the Consolidated Financial Statements in Item 8 of this report.

The following table presents net charge-offs by loan class, and the ratio to average loans during the periods indicated:

	December 31,
	2025			2024			2023
(Amounts in thousands)	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans	Net (charge-offs) recoveries	Average Loans	Ratio of Net (charge-offs) recoveries to average loans
Commercial loans
Construction, development, and other land	$45	$60,514	0.07%	$50	$78,994	0.06%	$511	$108,437	0.47%
Commercial and industrial	(555)	265,572	-0.21%	(293)	232,656	-0.13%	(8)	216,618	0.00%
Multi-family residential	8	192,633	0.00%	8	195,335	0.00%	9	163,797	0.01%
Single family non-owner occupied	24	172,563	0.01%	186	201,599	0.09%	13	220,316	0.01%
Non-farm, non-residential	93	838,974	0.01%	-	872,566	0.00%	443	863,078	0.05%
Agricultural	(141)	14,530	-0.97%	(183)	18,940	-0.97%	(30)	18,982	-0.16%
Farmland	102	11,104	0.92%	27	12,707	0.21%	30	13,856	0.21%
Total commercial loans	(424)	1,555,890	-0.03%	(205)	1,612,797	-0.01%	968	1,605,084	0.06%
Consumer real estate loans
Home equity lines	163	78,408	0.21%	145	80,467	0.18%	123	77,348	0.16%
Single family owner occupied	61	634,720	0.01%	(106)	670,292	-0.02%	(15)	704,217	0.00%
Owner occupied construction	-	10,303	0.00%	-	11,893	0.00%	—	16,778	0.00%
Total consumer real estate loans	224	723,431	0.03%	39	762,652	0.01%	108	798,343	0.01%
Consumer and other loans
Consumer loans	(3,922)	74,227	-5.28%	(5,200)	105,766	-4.92%	(5,889)	134,934	-4.36%
Total	$(4,122)	$2,353,548	-0.18%	$(5,366)	$2,481,215	-0.22%	$(4,813)	$2,538,361	-0.19%

The following table presents the allowance for loan losses by loan class, as of the dates indicated:

	December 31,
	2025		2024
(Amounts in thousands)	Balance	Percentage of Total Allowance	Balance	Percentage of Total Allowance
Commercial loans
Construction, development, and other land	$1,360	2.76%	$2,251	2.99%
Commercial and industrial	2,995	10.54%	4,862	9.64%
Multi-family residential	1,342	8.27%	1,179	8.26%
Single family non-owner occupied	2,623	7.43%	2,483	8.10%
Non-farm, non-residential	7,652	36.22%	8,893	35.27%
Agricultural	89	0.58%	600	0.69%
Farmland	52	0.46%	149	0.51%
Consumer real estate loans
Home equity lines	1,023	3.58%	1,583	3.73%
Single family owner occupied	9,645	27.32%	8,255	26.92%
Owner occupied construction	218	0.24%	69	0.19%
Consumer and other loans
Consumer loans	3,762	2.60%	4,501	3.71%
Total allowance	$30,761	100.00%	$34,825	100.00%

Deposits

Total deposits as of December 31, 2025, decreased $5.92 million, or 0.22%, compared to December 31, 2024.  The decrease was driven by a decline in time deposits of $40.17 million, or 16.70%. The decline in time deposits was offset by increases in interest bearing deposits of $8.72 million, savings/MMA deposits of $12.78 million and noninterest-bearing accounts of $12.76 million.   No deposit concentrations to any single customer or industry that represented 10% or more of outstanding deposits occurred as of December 31, 2025, or 2024.

The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2025:

(Amounts in thousands)
Three months or less	$1,158
Over three through six months	1,410
Over six through twelve months	7,846
Over twelve months	5,946
$16,360

Borrowings

Total borrowings as of December 31, 2025, increased $308 thousand, or 34.00%, compared to December 31, 2024. Total borrowings for 2025 were comprised entirely of short-term borrowings, which consist of retail repurchase agreements.  The weighted average rate of 0.06% as of December 31, 2025, increased one basis point from the weighted average rate of 0.05% as of December 31, 2024.

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

Poor or inadequate liquidity risk management may result in a funding deficit that could have a material impact on our operations. We maintain a liquidity risk management policy and contingency funding policy (“Liquidity Plan”) to detect potential liquidity issues and protect our depositors, creditors, and shareholders. The Liquidity Plan includes various internal and external indicators that are reviewed on a recurring basis by our Asset/Liability Management Committee (“ALCO”) of the Board of Directors. ALCO reviews liquidity risk exposure and policies related to liquidity management; ensures that systems and internal controls are consistent with liquidity policies; and provides accurate reports about liquidity needs, sources, and compliance. The Liquidity Plan involves ongoing monitoring and estimation of potentially credit sensitive liabilities and the sources and amounts of balance sheet and external liquidity available to replace outflows during a funding crisis. The liquidity model incorporates various funding crisis scenarios and a specific action plan is formulated, and activated, when a financial shock that affects our normal funding activities is identified. Generally, the plan will reflect a strategy of replacing liability outflows with alternative liabilities, rather than balance sheet asset liquidity, to the extent that significant premiums can be avoided. If alternative liabilities are not available, outflows will be met through liquidation of balance sheet assets, including unpledged securities. As of December 31, 2025, management is not aware of any events that are reasonably likely to have a material adverse effect on our liquidity, capital resources or operations. In addition, management is not aware of any regulatory recommendations regarding liquidity that would have a material adverse effect on the Company.

In the ordinary course of business we have entered into contractual obligations and have made other commitments to make future payments. Refer to the accompanying notes to the Consolidated Financial Statements in Item 8 of this report for the expected timing of such payments as of December 31, 2025. These include payments related to (i) operating leases (Note - 7 Premises, Equipment, and Leases ), (ii) time deposits with stated maturity dates (Note 9 - Deposits), and (iii) commitments to extend credit and standby letters of credit (Note - 19 Litigation, Commitments, and Contingencies).

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of December 31, 2025, the Company’s cash reserves and short-term investment securities totaled $36.95 million and $10.93 million, respectively.  The Company’s cash reserves and investments provide adequate working capital to meet obligations and projected dividends to shareholders for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the FRB Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of December 31, 2025, our unencumbered cash totaled $512.24 million, unused borrowing capacity from the FHLB totaled $301.81 million, available credit from the FRB Discount Window totaled $5.85 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $102.83 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of December 31, 2025, decreased $25.84 million, or 4.91%, to $500.55 million from $526.39 million as of December 31, 2024.  The decrease is primarily due to regular quarterly and two special dividends being declared in 2025 in the combined total amount of $4.31 per common share, totaling $78.92 million in payments.   In addition, the Company repurchased 50,338 shares of our common stock totaling $1.85 million.  As a result, our book value per common share decreased $1.43 to $27.30 as of December 31, 2025, from $28.73 as of December 31, 2024.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III.  Our current minimum required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	December 31,
	2025	2024	2023
The Company
Common equity Tier 1 ratio	16.10%	16.75%	14.69%
Tier 1 risk-based capital ratio	16.10%	16.75%	14.69%
Total risk-based capital ratio	17.35%	18.00%	15.94%
Tier 1 leverage ratio	11.44%	12.25%	11.52%

The Bank
Common equity Tier 1 ratio	14.46%	13.89%	12.97%
Tier 1 risk-based capital ratio	14.46%	13.89%	12.97%
Total risk-based capital ratio	15.71%	15.15%	14.22%
Tier 1 leverage ratio	10.38%	10.32%	10.07%

As of December 31, 2025, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events since those notifications that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules on a fully phased-in basis, as of December 31, 2025. For additional information, see “Capital Requirements” in Part I, Item 1 and Note 20, “Regulatory Requirements and Restrictions,” to the Consolidated Financial Statements in Item 8 of this report.

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

As of December 31, 2025, the Federal Open Market Committee set the benchmark federal funds rate at a range of 3.50% - 3.75% basis points. The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated.

	December 31,
	2025		2024
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
400	$8,947	7.0%	$5,992	4.7%
300	6,681	5.2%	4,492	3.5%
200	4,432	3.5%	2,997	2.4%
100	2,232	1.7%	1,505	1.2%
(100)	(3,888)	-3.0%	(2,883)	-2.3%
(200)	(8,748)	-6.9%	(6,325)	-5.0%

We have established policy limits for tolerance of interest rate risk in various interest rate scenarios and exposure limits to changes in the economic value of equity. As of December 31, 2025, we feel our exposure to interest rate risk was adequately mitigated for the scenarios presented.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 7 of this report.

Item 8.	Financial Statements and Supplementary Data.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
INDEX

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
`	2025	2024
Assets
Cash and due from banks	$126,068	$78,540
Federal funds sold	384,141	296,997
Interest-bearing deposits in banks	2,031	1,917
Total cash and cash equivalents	512,240	377,454
Debt securities available for sale, at fair value	132,688	169,849
Loans held for investment, net of unearned income	2,314,755	2,416,089
Allowance for credit losses	(30,761)	(34,825)
Loans held for investment, net	2,283,994	2,381,264
Premises and equipment, net	47,560	48,735
Other real estate owned	-	521
Interest receivable	8,720	9,207
Goodwill	143,946	143,946
Other intangible assets	11,098	13,014
Other assets	119,397	117,226
Total assets	$3,259,643	$3,261,216

Liabilities
Noninterest-bearing deposits	$896,255	$883,499
Interest-bearing deposits	1,789,074	1,807,748
Total deposits	2,685,329	2,691,247
Securities sold under agreements to repurchase	1,214	906
Interest, taxes, and other liabilities	72,553	42,671
Total liabilities	2,759,096	2,734,824

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 27,662,570 issued and 18,334,787 outstanding at December 31, 2025; 27,599,240 shares issued and 18,321,795 shares outstanding at December 31, 2024	18,335	18,322
Additional paid-in capital	170,358	169,752
Retained earnings	319,368	349,489
Accumulated other comprehensive loss	(7,514)	(11,171)
Total stockholders' equity	500,547	526,392
Total liabilities and stockholders' equity	$3,259,643	$3,261,216

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Amounts in thousands, except share and per share data)	2025	2024	2023
Interest income
Interest and fees on loans	$123,343	$129,871	$126,727
Interest on securities -- taxable	4,224	4,958	7,345
Interest on securities -- tax-exempt	314	468	611
Interest on deposits in banks	14,654	10,845	2,482
Total interest income	142,535	146,142	137,165
Interest expense
Interest on deposits	17,922	19,638	9,341
Interest on short-term borrowings	-	36	140
Total interest expense	17,922	19,674	9,481
Net interest income	124,613	126,468	127,684
Provision for credit losses	72	3,597	7,985
Net interest income after provision for loan losses	124,541	122,871	119,699
Noninterest income
Wealth management	4,936	4,485	4,179
Service charges on deposits	16,768	14,012	13,996
Other service charges and fees	15,024	14,392	13,647
Net loss on sale of securities	-	-	(21)
Other operating income	6,159	6,501	5,651
Total noninterest income	42,887	39,390	37,452
Noninterest expense
Salaries and employee benefits	56,433	51,702	49,887
Occupancy expense	5,680	5,286	4,967
Furniture and equipment expense	6,148	6,368	5,878
Service fees	10,335	9,642	8,908
Advertising and public relations	4,071	3,861	3,300
Professional fees	1,265	1,218	1,567
Amortization of intangibles	1,916	2,131	1,731
FDIC premiums and assessments	1,445	1,463	1,511
Merger expense	2,912	-	2,393
Litigation expense	-	1,800	3,000
Other operating expense	14,098	13,096	12,035
Total noninterest expense	104,303	96,567	95,177
Income before income taxes	63,125	65,694	61,974
Income tax expense	14,331	14,090	13,954
Net income	$48,794	$51,604	$48,020

Earnings per common share
Basic	$2.66	$2.81	$2.67
Diluted	2.65	2.80	2.72
Cash dividends per common share	4.31	1.20	1.16
Weighted average shares outstanding
Basic	18,312,570	18,349,498	17,996,373
Diluted	18,410,451	18,430,206	18,027,151

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2025	2024	2023
(Amounts in thousands)
Net income	$48,794	$51,604	$48,020
Other comprehensive income, before tax
Available-for-sale debt securities:
Net unrealized gains (losses) on securities	4,780	(754)	5,669
Reclassification adjustment for net loss recognized in net income	-	-	21
Net unrealized (losses) gains on available-for-sale debt securities	4,780	(754)	5,690
Employee benefit plans:
Net actuarial (loss) gain	(130)	440	306
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	(22)	37	38
Net unrealized gains on employee benefit plans	(152)	477	344
Other comprehensive (loss) income, before tax	4,628	(277)	6,034
Income tax (expense) benefit	(971)	57	(1,266)
Other comprehensive income (loss), net of tax	3,657	(220)	4,768
Total comprehensive income	$52,451	$51,384	$52,788

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
	Preferred		Common		Additional		Other
	Stock	Preferred	Stock	Common	Paid-in	Retained	Comprehensive
(Amounts in thousands, except share and per share data)	Outstanding	Stock	Outstanding	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2023	-	$-	16,225,399	$16,225	$128,508	$292,971	$(15,719)	$421,985
Issuance of stock for acquisition	-	-	2,996,786	2,997	68,357	-	-	71,354
Net income	-	-	-	-	-	48,020	-	48,020
Other comprehensive loss	-	-	-	-	-	-	4,768	4,768
Common dividends declared -- $1.16 per share	-	-	-	-	-	(21,089)	-	(21,089)
Equity-based compensation expense	-	-	24,312	25	572	-	-	597
Common stock options exercised	-	-	4,288	4	87	-	-	91
Issuance of stock to 401(k) plan	-	-	19,690	20	586	-	-	606
Repurchase of common shares -- at $29.99 per share	-	-	(768,079)	(769)	(22,269)	-	-	(23,038)
Balance December 31, 2023	-	-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294

Balance January 1, 2024	-	$-	18,502,396	$18,502	$175,841	$319,902	$(10,951)	$503,294
Net income	-	-	-	-	-	51,604	-	51,604
Other comprehensive income	-	-	-	-	-	-	(220)	(220)
Common dividends declared -- $1.20 per share	-	-	-	-	-	(22,017)	-	(22,017)
Equity-based compensation expense	-	-	9,204	9	394	-	-	403
Common stock options exercised	-	-	51,088	52	1,358	-	-	1,410
Issuance of stock to 401(k) plan	-	-	16,401	16	619	-	-	635
Repurchase of common shares -- at $33.88 per share	-	-	(257,294)	(257)	(8,460)	-	-	(8,717)
Balance December 31, 2024	-	-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392

Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	48,794	-	48,794
Other comprehensive loss	-	-	-	-	-	-	3,657	3,657
Common dividends declared -- $1.24 per share	-	-	-	-	-	(22,674)	-	(22,674)
Special dividends declared -- $3.07 per share	-	-	-	-	-	(56,241)	-	(56,241)
Equity-based compensation expense	-	-	34,913	35	1,460	-	-	1,495
Common stock options exercised	-	-	8,880	9	239	-	-	248
Issuance of stock to 401(k) plan	-	-	19,537	19	708	-	-	727
Repurchase of common shares -- at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance December 31, 2025	-	-	18,334,787	$18,335	$170,358	$319,368	$(7,514)	$500,547

See Notes to Consolidated Financial Statements.

FIRST COMMUNITY BANKSHARES, INC.

Consolidated Statements of Cash Flows

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Operating activities
Net income	$48,794	$51,604	$48,020
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses	72	3,597	7,985
Depreciation and amortization of premises and equipment	3,740	4,349	3,954
Accretion of discounts on investments, net	(1,000)	(998)	(2,471)
Amortization of intangible assets	1,916	2,131	1,731
Accretion on acquired loans	(2,085)	(2,897)	(2,743)
Equity-based compensation expense	1,495	403	597
Issuance of common stock to 401(k) plan	727	635	606
Loss (gain) on sale of premises and equipment, net	3	(815)	(189)
Provision expense and loss on sale of other real estate owned	193	29	84
Loss on sale of securities	-	-	21
Dividend payable	18,315	-	-
Increase (decrease) in other operating activities	(9,425)	(299)	4,233
Net cash provided by operating activities	62,745	57,739	61,828
Investing activities
Proceeds from sale of available for sale securities	-	-	38,979
Proceeds from maturities, prepayments, and calls of securities available for sale	136,706	221,335	83,586
Payments to acquire securities available for sale	(93,764)	(109,979)	(74,103)
Proceeds from repayments of loans, net	99,106	152,942	64,538
Proceeds from bank owned life insurance	-	585	-
Redemption of (payments for) FHLB stock, net	29	265	(877)
Net cash provided by acquisitions and divestitures	-	-	176,684
Proceeds from sale of premises and equipment	-	1,129	1,827
Payments to acquire premises and equipment	(2,742)	(2,807)	(2,770)
Proceeds from sale of other real estate owned	519	440	798
Net cash provided by investing activities	139,854	263,910	288,662
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	12,756	(48,421)	(98,637)
(Decrease) increase in interest-bearing deposits, net	(18,674)	17,343	(261,488)
Changes in securities sold under agreements to repurchase, net	308	(213)	(755)
Proceeds from stock options exercised	248	1,410	91
Payments for repurchase of common stock	(1,851)	(8,717)	(23,038)
Payments of common stock dividends	(60,600)	(22,017)	(21,089)
Net cash used in financing activities	(67,813)	(60,615)	(404,916)
Net increase (decrease) in cash and cash equivalents	134,786	261,034	(54,426)
Cash and cash equivalents at beginning of period	377,454	116,420	170,846
Cash and cash equivalents at end of period	$512,240	$377,454	$116,420

Supplemental disclosure -- cash flow information
Cash paid for interest	$16,472	$19,350	$9,084
Cash paid for income taxes	9,850	13,385	11,783

Supplemental transactions -- non-cash items
Transfer of loans to other real estate	192	798	391
Loans originated to finance the sale of other real estate	-	-	20
Change in accumulated other comprehensive income/(loss)	3,657	(220)	4,768
Acquisitions:
Fair value of assets acquired	-	-	466,247
Fair value of liabilities assumed	-	-	409,258
Net assets acquired	-	-	71,370
Common stock issued in acquisition	-	-	71,354

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

The Company excludes the accrued interest receivable, from the amortized cost basis in measuring expected credit losses on the investment securities and it does not record an allowance for credit losses on accrued interest receivable.  As of  December 31, 2025, the accrued interest receivable for investment securities available for sale was $ 681  thousand compared to $ 694 thousand as of  December 31, 2024.

Other Investments

As a condition of membership in the FHLB and the Federal Reserve, the Company is required to hold a minimum level of stock in the FHLB of Atlanta and the FRB of Richmond. These securities are carried at cost and periodically reviewed for impairment. The total investment in FHLB and FRB stock, which is included in other assets, was $12.75 million as of  December 31, 2025, and $12.78 million as of  December 31, 2024.

The Company owns certain long-term equity investments without readily determinable fair values, including certain tax credit limited partnerships and various limited liability companies that manage real estate investments, facilitate tax credits, and provide title insurance and other related financial services. These investments are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment. The total carrying value in these investments, which is included other assets, totaled $3.55 million as of December 31, 2025, and $3.62 million as of December 31, 2024.

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

Effective January 1, 2023, the Company adopted Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The allowance for credit losses incorporates an estimate of lifetime credit losses and is recorded on each asset upon origination.  The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  The Company uses a probability of default/loss given default model to determine the allowance for credit losses.  An assessment of whether a borrower is experiencing financial difficulty is made at the time of the modification.

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

The Company collectively evaluates loans that share similar risk characteristics.  In general, loans are segmented by loan purpose.  The Company collectively evaluates loans within the following consumer and commercial segments:  Loans secured by 1-4 Family Properties, Home Equity Lines of Credit (“HELOC”), Owner Occupied Construction Loans, Consumer Loans, Commercial and Industrial, Multi-family, Non-farm/Non-residential Property, Commercial Construction/A&D/other Land Loans, Agricultural Loans, Loans Secured by Farmland, and Other Consumer Loans (Overdrafts).

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

When loans are acquired, they are identified as either purchased credit deteriorated ("PCD") or non-PCD.  PCD loans represent assets that are acquired with evidence of more than insignificant credit quality deterioration since the origination of the loans as of the acquisition date.  The ACL for PCD assets is recognized within the business combination accounting with no initial impact to net income.  Changes is estimates of expected credit losses on PCD loans after acquisition are recognized as provision expense (or reversal of provision expense) in subsequent periods as they arise.

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

As previously noted, effective January 1, 2023, the Company adopted Financial Accounting Standards Board issued ASU 2022-02, Financial Instruments-Credit Losses (Topic 326), Troubled Debt Restructurings and Vintage Disclosures.  The allowance for credit losses incorporates an estimate of lifetime credit losses and is recorded on each asset upon origination.  The starting point for the estimate of the allowance for credit losses is historical loss information, which includes losses from modifications of receivables to borrowers experiencing financial difficulty.  The Company uses a probability of default/loss given default model to determine the allowance for credit losses.  An assessment of whether a borrower is experiencing financial difficulty is made at the time of the modification

Because the effect of most modifications made to borrowers experiencing financial difficulty is already included in the allowance for credit losses, a change to the allowance for credit losses is generally not recorded upon modification.  Occasionally, the Company modifies loans by providing principal forgiveness that is deemed to be uncollectible; therefore, that portion of the loan is written off, resulting in a reduction of the amortized cost basis and a corresponding adjustment to the allowance for credit losses.  Additionally, the Company may allow a loan to go interest only for a specified period of time.

The Company has a variety of assets that have a component that qualifies as an off-balance sheet exposure. These primarily include undrawn portions of revolving lines of credit and standby letters of credit. The expected losses associated with these exposures within the unfunded portion of the loans will be recorded as a liability on the balance sheet with an offsetting income statement expense. The Company has determined that a majority of the Company’s off-balance-sheet credit exposures are not unconditionally cancellable. As of  December 31, 2025, the liability recorded for expected credit losses on unfunded commitments in Other Liabilities was $355 thousand compared to $341 thousand as of  December 31, 2024.  The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions as used to estimate credit losses on existing funded loans. The current adjustment to the ACL for unfunded commitments is recognized through provision for credit losses in the Statement of Income. Prior to 2023, the current adjustment to the ACL for unfunded commitments was recognized through other operating expense in the Statement of Income.  For additional information, see Note 6, “Allowance for Credit Losses,” to the Consolidated Financial Statements in Item 8 of this report.

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

Goodwill and Intangible Assets

Goodwill and intangible assets which consist of core deposit intangible assets, and other identifiable intangible assets that result from business combinations. Goodwill represents the excess of the purchase price over the fair value of net assets acquired that is allocated to the appropriate reporting unit when acquired. Core deposit intangible assets represent the future earnings potential of acquired deposit relationships that are amortized over their estimated remaining useful lives. Other identifiable intangible assets primarily represent the rights arising from contractual arrangements that are amortized using the straight-line method.

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

Management has concluded that there was no goodwill impairment for 2025 or 2024.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes unrealized gains and losses on securities available-for-sale and changes in the funded status of the nonqualified domestic, noncontributory defined benefit plans which are recognized as separate components of equity.

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

Recent Accounting Standards

Standards Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740).” The amendments in this ASU are related to the rate reconciliation and income taxes paid disclosures and are designed to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The ASU was effective for annual periods beginning January 1, 2025, and was applied on a prospective basis.  The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses". The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items. This ASU will become effective for the Company on December 31, 2027.

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets".  This amendment introduces a practical expedient available to all entities that permits an entity to assume that existing economic conditions at the balance sheet date will persist for the remaining life of current accounts receivable and current contract assets, rather than developing a full forward-looking forecast.  This ASU will become effective for the Company in 2026, on a prospective basis.  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments- Credit Losses (Topic 326): Purchased Loans".  The amendment simplifies accounting for acquired loans under the current expected credit losses (CECL) model by expanding use of the gross-up method to a new category of purchased seasonal loans (PSLs).   PSLs are acquired loans purchased more than 90 days after origination or acquired in a business combination.  For PSLs, an allowance for credit loss is to be recorded at acquisition with an equal increase to amortized cost and remove credit loss expense on acquisition date.  The ASU does not apply to credit cards, Topic 606 trade receivables, and debt securities.  The Company expects to early adopt the standard in 2026, and it is not expected to have a material impact on the Company's financial statements.

In November 2025, the FASB issued ASU No. 2025-09, "Derivatives and Hedging (Topic 815): Targeted Improvements to Hedge Accounting".  The amendment amends ASC Topic 815 to clarify, improve, and better align hedge accounting guidance with entities' economic risk management strategies and address implementation challenges in practice.  The ASU is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted.   The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU No. 2025-11, "Interim Reporting (Topic 270): Narrow-Scope Improvements".  The amendment is to enhance the clarity, navigability, and application of interim reporting guidance in ASC Topic 270 without expanding or reducing the fundamental nature of the interim reporting framework.  The amendments clarify when interim guidance applies, the form and content of interim financial statements, and the related disclosure requirements under GAAP.  The ASU is effective for periods beginning after December 15, 2027, with early adoption permitted.  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In December 2025, the FASB issued ASU No. 2025-12, "Codification Improvements".  The amendment consists of technical corrections, clarifications, and narrow-scope improvements that address unintended application issues and improve the clarity and usability of GAAP without making substantive changes to current accounting practice.  The amendments are intended to reduce diversity in practice and correct errors or ambiguous provisions in the Codification.  The ASU is effective for periods beginning after December 15, 2026, with early adoption permitted.  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

The Company does not expect other recent accounting standards issued by the FASB or other standards-setting bodies to have a material impact on the consolidated financial statements.

Note 2.  Acquisitions and Divestitures

The Company consummated the acquisition of NC-based Surry Bankcorp ("Surrey"), a parent company of Surrey Bank & Trust on April 21, 2023.  The results of operations of the acquired business have been included in the Company's consolidated financial statements since the acquisition date.  All purchase accounting adjustments, transaction-related costs, and integration expenses were recognized in prior years.  No acquisition-related costs or purchase accounting adjustments, related to the Surrey acquisition, were recorded during the year ended December 31, 2025.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,924	$5	$-	$10,929
Municipal securities	9,288	1	(27)	9,262
Corporate Notes	24,890	-	(330)	24,560
Mortgage-backed Agency securities	97,644	330	(10,037)	87,937
Total	$142,746	$336	$(10,394)	$132,688

	December 31, 2024
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$55,760	$10	$(1)	$55,769
Municipal securities	13,949	2	(114)	13,837
Corporate Notes	28,598	-	(1,056)	27,542
Mortgage-backed Agency securities	86,380	-	(13,679)	72,701
	$184,687	$12	$(14,850)	$169,849

The following table presents the amortized cost and fair value of available-for-sale debt securities, by contractual maturity, as of December 31, 2025. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

(Amounts in thousands)	U.S. Treasury Securities	Municipal Securities	Corporate Notes	Total
Amortized cost maturity:
One year or less	$10,924	$3,604	$5,011	$19,539
After one year through five years	-	5,684	19,879	25,563
After five years through ten years	-	-	-	-
After ten years	-	-	-	-
Amortized cost	$10,924	$9,288	$24,890	45,102
Mortgage-backed securities				97,644
Total amortized cost				$142,746

Fair value maturity:
One year or less	$10,929	$3,600	$4,981	$19,510
After one year through five years	-	5,662	19,579	25,241
After five years through ten years	-	-	-	-
After ten years	-	-	-	-
Fair value	$10,929	$9,262	$24,560	44,751
Mortgage-backed securities				87,937
Total fair value				$132,688

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$-	$-	$-	$-	$-	$-
Municipal securities	1,567	(3)	4,689	(24)	6,256	(27)
Corporate Notes	-	-	24,560	(330)	24,560	(330)
Mortgage-backed Agency securities	3,909	(8)	64,951	(10,029)	68,860	(10,037)
Total	$5,476	$(11)	$94,200	$(10,383)	$99,676	$(10,394)

	December 31, 2024
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Treasury securities	$4,984	$(1)	$-	$-	$4,984	$(1)
Municipal securities	3,914	(16)	6,638	(98)	10,552	(114)
Corporate Notes	-	-	27,542	(1,056)	27,542	(1,056)
Mortgage-backed Agency securities	4,100	(81)	68,601	(13,598)	72,701	(13,679)
Total	$12,998	$(98)	$102,781	$(14,752)	$115,779	$(14,850)

There were 85 individual debt securities in an unrealized loss position as of December 31, 2025, and their combined depreciation in value represented 7.83% of the debt securities portfolio. There were 103 individual debt securities in an unrealized loss position as of December 31, 2024, and their combined depreciation in value represented 8.74 % of the debt securities portfolio.

There were no sales of available for sale debt securities in 2025 nor in 2024.  Approximately $38.98 million in securities available for sale were sold in 2023.  Gross gains and gross losses were $30 thousand and $51 thousand, respectively for December 31, 2023.  The carrying amount of securities pledged for various purposes totaled $29.85 million as of December 31, 2025, and $24.64 million as of December 31, 2024.

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

U.S. Treasury securities

U.S. Treasury securities are backed by the full faith and credit of the United States government.  On  December 31, 2025, the total amortized cost of available for sale U. S. Treasury securities was $10.92 million.  Based on management's analysis and judgement, there were no credit losses attributable to U.S. Treasury securities on December 31, 2025.

Municipal securities

Municipal securities are securities issued by various municipalities in the United States.  At  December 31, 2025, the total amortized cost of available for sale Municipal securities was $9.29 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Municipal securities at December 31, 2025.

Corporate Notes

Corporate notes are debt obligations issued by public or private corporations.  As of  December 31, 2025, the total amortized cost of available for sale Corporate notes were $24.89 million.  The majority of the portfolio was rated AA or higher, with no securities rated below investment grade at year-end.  Based on management's analysis and judgement, there were no credit losses attributable to Corporate note securities at December 31, 2025.

Mortgage-backed Agency securities

Mortgage-backed Agency securities within the Company's portfolio are issued by Ginnie Mae, Fannie Mae, and Freddie Mac.  As of  December 31, 2025, the total amortized cost of available for sale mortgage-backed Agency securities was $97.64 million.  Each agency provides a guarantee of full and timely payments of principal and interest by the issuing agency.  Based on management's analysis and judgement, there were no credit losses attributable to mortgage-backed Agency securities at December 31, 2025.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Loans

The Company groups loans into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes.  Customer overdrafts reclassified as loans totaled $1.65 million as of December 31, 2025, and $1.82 million as of December 31, 2024. Deferred loan fees were $4.75 million as of December 31, 2025, and $6.60 million as of December 31, 2024. For information about off-balance sheet financing, see Note 19, “Litigation, Commitments, and Contingencies,” to the Consolidated Financial Statements of this report.

In accordance with the adoption of ASU 2016-13, the table below reflects the loan portfolio at the amortized cost basis for the periods indicated, to include net deferred loan fees of $4.75 million as of December 31, 2025, and $6.60 million as of December 31, 2024.  Additionally, included is, the unamortized discount total related to loans acquired of $11.45 million as of  December 31, 2025, and $12.39 million as of  December 31, 2024.  Accrued interest receivable of $8.04 million as of December 31, 2025, and $8.51 million as of December 31, 2024, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

The following table presents loans, net of unearned income by loan class, as of the dates indicated:

	December 31,
	2025		2024
(Amounts in thousands)	Amount	Percent	Amount	Percent
Commercial loans
Construction, development, and other land	$63,901	2.76%	$72,319	2.99%
Commercial and industrial	243,983	10.54%	232,854	9.64%
Multi-family residential	191,486	8.27%	199,521	8.26%
Single family non-owner occupied	171,918	7.43%	195,588	8.10%
Non-farm, non-residential	838,458	36.22%	852,223	35.27%
Agricultural	13,464	0.58%	16,676	0.69%
Farmland	10,725	0.46%	12,311	0.51%
Total commercial loans	1,533,935	66.26%	1,581,492	65.46%
Consumer real estate loans
Home equity lines	82,764	3.58%	90,227	3.73%
Single family owner occupied	632,348	27.32%	650,306	26.92%
Owner occupied construction	5,605	0.24%	4,491	0.19%
Total consumer real estate loans	720,717	31.14%	745,024	30.84%
Consumer and other loans
Consumer loans	58,453	2.53%	87,758	3.63%
Other	1,650	0.07%	1,815	0.08%
Total consumer and other loans	60,103	2.60%	89,573	3.71%
Total loans held for investment, net of unearned income	$2,314,755	100.00%	$2,416,089	100.00%

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

The following tables present the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated.

	December 31, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$63,434	$119	$348	-	-	$63,901
Commercial and industrial	239,949	672	3,362	-	-	243,983
Multi-family residential	191,337	25	124	-	-	191,486
Single family non-owner occupied	165,489	1,250	5,179	-	-	171,918
Non-farm, non-residential	821,442	11,326	5,690	-	-	838,458
Agricultural	10,377	2,909	178	-	-	13,464
Farmland	9,595	224	906	-	-	10,725
Consumer real estate loans
Home equity lines	79,937	415	2,412	-	-	82,764
Single family owner occupied	613,279	1,364	17,705	-	-	632,348
Owner occupied construction	5,605	-	-	-	-	5,605
Consumer and other loans
Consumer loans	57,504	-	949	-	-	58,453
Other	1,650	-	-	-	-	1,650
Total loans	$2,259,598	$18,304	$36,853	$-	$-	$2,314,755

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2024
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$69,290	$133	$2,896	$-	$-	$72,319
Commercial and industrial	227,108	2,045	3,701	-	-	232,854
Multi-family residential	194,865	3,319	1,337	-	-	199,521
Single family non-owner occupied	187,762	1,701	6,125	-	-	195,588
Non-farm, non-residential	831,821	12,572	7,830	-	-	852,223
Agricultural	11,144	3,589	1,943	-	-	16,676
Farmland	10,729	430	1,152	-	-	12,311
Consumer real estate loans
Home equity lines	86,908	476	2,843	-	-	90,227
Single family owner occupied	627,853	2,047	20,406	-	-	650,306
Owner occupied construction	4,491	-	-	-	-	4,491
Consumer and other loans
Consumer loans	86,177	-	1,581	-	-	87,758
Other	1,815	-	-	-	-	1,815
Total loans	$2,339,963	$26,312	$49,814	$-	$-	$2,416,089

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the amortized cost basis of the loan portfolio, by year of origination, loan class, and credit quality, as of the dates indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,413	$8,406	$2,349	$27,258	$11,630	$4,302	$76	$63,434
Special Mention	-	-	-	-	-	119	-	119
Substandard	-	162	110	-	-	76	-	348
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,413	$8,568	$2,459	$27,258	$11,630	$4,497	$76	$63,901
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$67,302	$51,979	$23,184	$38,494	$3,688	$13,398	$41,904	$239,949
Special Mention	138	75	59	166	-	75	159	672
Substandard	144	629	314	892	518	689	176	3,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$67,584	$52,683	$23,557	$39,552	$4,206	$14,162	$42,239	$243,983
Current period gross write-offs	$20	$82	$175	$228	$115	$559	$-	$1,179
Multi-family residential
Pass	$11,385	$673	$9,176	$72,897	$39,194	$56,176	$1,836	$191,337
Special Mention	-	-	-	-	-	25	-	25
Substandard	-	-	-	93	-	31	-	124
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,385	$673	$9,176	$72,990	$39,194	$56,232	$1,836	$191,486
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$70,136	$36,383	$68,826	$208,994	$122,622	$301,436	$13,045	$821,442
Special Mention	-	434	-	2,667	3,669	4,489	67	11,326
Substandard	286	596	21	396	1,617	2,774	-	5,690
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$70,422	$37,413	$68,847	$212,057	$127,908	$308,699	$13,112	$838,458
Current period gross write-offs	$-	$-	$-	$56	$-	$24	$-	$80
Agricultural
Pass	$3,227	$439	$1,959	$1,360	$692	$1,907	$793	$10,377
Special Mention	-	-	-	234	135	2,540	-	2,909
Substandard	-	-	84	74	18	2	-	178
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$3,227	$439	$2,043	$1,668	$845	$4,449	$793	$13,464
Current period gross write-offs	$-	$-	$117	$45	$-	$-	$-	$162
Farmland
Pass	$902	$829	$896	$699	$1,151	$3,955	$1,163	$9,595
Special Mention	-	-	-	-	94	130	-	224
Substandard	-	-	-	-	-	906	-	906
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$902	$829	$896	$699	$1,245	$4,991	$1,163	$10,725
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$489	$231	$299	$1,053	$74	$3,459	$74,332	$79,937
Special Mention	-	-	-	-	-	229	186	415
Substandard	-	-	35	13	49	1,646	669	2,412
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$489	$231	$334	$1,066	$123	$5,334	$75,187	$82,764
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$42	$42
Single family Mortgage
Pass	$53,580	$16,131	$41,767	$140,463	$185,508	$339,851	$1,468	$778,768
Special Mention	-	-	-	-	377	2,237	-	2,614
Substandard	63	7	811	2,598	1,968	17,437	-	22,884
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$53,643	$16,138	$42,578	$143,061	$187,853	$359,525	$1,468	$804,266
Current period gross write-offs	$-	$-	$53	$-	$56	$49	$-	$158
Owner occupied construction
Pass	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$13,061	$10,349	$10,916	$12,025	$4,171	$1,061	$7,571	$59,154
Special Mention	-	-	-	-	-	-	-	-
Substandard	19	108	183	199	129	280	31	949
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$13,080	$10,457	$11,099	$12,224	$4,300	$1,341	$7,602	$60,103
Current period gross write-offs	$2,018	$596	$1,003	$1,101	$407	$95	$209	$5,429

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total Loans
Pass	$231,484	$128,569	$159,398	$503,292	$368,877	$725,790	$142,188	$2,259,598
Special Mention	138	509	59	3,067	4,275	9,844	412	18,304
Substandard	512	1,502	1,558	4,265	4,299	23,841	876	36,853
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$232,134	$130,580	$161,015	$510,624	$377,451	$759,475	$143,476	$2,314,755
Current period gross write-offs	$2,038	$678	$1,348	$1,430	$578	$727	$251	$7,050

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,806	$7,378	$33,423	$12,495	$1,948	$3,589	$651	$69,290
Special Mention	-	-	-	-	65	68	-	133
Substandard	164	2,418	-	-	11	303		2,896
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,970	$9,796	$33,423	$12,495	$2,024	$3,960	$651	$72,319
Current period gross write-offs	$-	$-	$-	$-	$1	$8	$-	$9
Commercial and industrial
Pass	$71,241	$34,794	$50,214	$11,973	$7,332	$12,265	$39,289	$227,108
Special Mention	5	-	35	82	-	1,584	339	2,045
Substandard	193	404	831	457	465	1,351	-	3,701
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$71,439	$35,198	$51,080	$12,512	$7,797	$15,200	$39,628	$232,854
Current period gross write-offs	$24	$95	$351	$48	$34	$2	$-	$554
Multi-family residential
Pass	$775	$10,084	$73,633	$42,533	$28,855	$36,150	$2,835	$194,865
Special Mention	-	-	-	-	-	3,319		3,319
Substandard	-	-	1,285	-	-	52		1,337
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$775	$10,084	$74,918	$42,533	$28,855	$39,521	$2,835	$199,521
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$40,054	$76,285	$226,217	$140,911	$104,728	$235,001	$8,625	$831,821
Special Mention	154	-	565	1,758	-	10,095	-	12,572
Substandard	-	593	285	1,882	872	3,885	313	7,830
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-		-
Total non-farm, non-residential	$40,208	$76,878	$227,067	$144,551	$105,600	$248,981	$8,938	$852,223
Current period gross write-offs	$-	$-	$-	$-	$-	$29	$-	$29
Agricultural
Pass	$646	$3,168	$2,723	$1,561	$245	$1,754	$1,047	$11,144
Special Mention	-	-	256	161	3	3,169		3,589
Substandard	-	429	166	25	79	1,244		1,943
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$646	$3,597	$3,145	$1,747	$327	$6,167	$1,047	$16,676
Current period gross write-offs	$-	$115	$96	$19	$-	$-	$-	$230
Farmland
Pass	$861	$1,175	$1,052	$1,389	$665	$4,429	$1,158	$10,729
Special Mention	-	-	-	99	-	331		430
Substandard	-	-	-	-	142	1,010		1,152
Doubtful	-	-	-	-	-	-		-
Loss	-	-	-	-	-	-	-	-
Total farmland	$861	$1,175	$1,052	$1,488	$807	$5,770	$1,158	$12,311
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Home equity lines
Pass	$10	$106	$1,205	$100	$86	$4,175	$81,226	$86,908
Special Mention	-	-	-	-	-	140	336	476
Substandard	23	22	78	-	22	1,793	905	2,843
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$33	$128	$1,283	$100	$108	$6,108	$82,467	$90,227
Current period gross write-offs	$3	$-	$-	$-	$47	$-	$17	$67
Single family Mortgage
Pass	$16,876	$47,598	$154,680	$204,443	$173,310	$218,047	$661	$815,615
Special Mention	-	-	-	440	-	3,308	-	3,748
Substandard	6	779	1,550	1,270	1,161	21,765	-	26,531
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$16,882	$48,377	$156,230	$206,153	$174,471	$243,120	$661	$845,894
Current period gross write-offs	$-	$-	$-	$185	$-	$84	$-	$269
Owner occupied construction
Pass	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$2,387	$1,272	$318	$217	$-	$297	$-	$4,491
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$19,684	$20,709	$24,573	$10,590	$3,214	$1,493	$7,729	$87,992
Special Mention	-	-	-	-	-	-	-	-
Substandard	94	327	532	284	30	279	35	1,581
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$19,778	$21,036	$25,105	$10,874	$3,244	$1,772	$7,764	$89,573
Current period gross write-offs	$1,518	$1,269	$2,277	$908	$243	$105	$373	$6,693

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving	Total
Total Loans
Pass	$162,340	$202,569	$568,038	$426,212	$320,383	$517,200	$143,221	$2,339,963
Special Mention	159	-	856	2,540	68	22,014	675	26,312
Substandard	480	4,972	4,727	3,918	2,782	31,682	1,253	49,814
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$162,979	$207,541	$573,621	$432,670	$323,233	$570,896	$145,149	$2,416,089
Current period gross write-offs	$1,545	$1,479	$2,724	$1,160	$325	$228	$390	$7,851

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans by loan class, as of the dates indicated:

	December 31, 2025			December 31, 2024
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$133	$-	$133	$140	$-	$140
Commercial and industrial	1,318	-	1,318	2,492	-	2,492
Multi-family residential	124	-	124	152	-	152
Single family non-owner occupied	1,003	-	1,003	983	-	983
Non-farm, non-residential	1,273	-	1,273	2,284	531	2,815
Agricultural	84	-	84	1,541	-	1,541
Farmland	220	-	220	386	-	386
Consumer real estate loans
Home equity lines	901	-	901	1,072	-	1,072
Single family owner occupied	8,256	-	8,256	9,189	-	9,189
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	629	-	629	1,099	-	1,099
Total nonaccrual loans	$13,941	$-	$13,941	$19,338	$531	$19,869

In both 2025 and 2024 an immaterial amount of nonaccrual loan interest was recognized.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables presents the aging of past due loans by loan class, as of the date indicated.  Nonaccrual loans 30 days or more past due are included in the applicable delinquency category.

	December 31, 2025
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$207	$-	$130	$337	$63,564	$63,901	$-
Commercial and industrial	1,423	297	1,271	2,991	240,992	243,983	-
Multi-family residential	375	-	-	375	191,111	191,486	-
Single family non-owner occupied	1,691	292	491	2,474	169,444	171,918	-
Non-farm, non-residential	2,336	-	658	2,994	835,464	838,458	-
Agricultural	73	3	81	157	13,307	13,464	-
Farmland	16	-	-	16	10,709	10,725	-
Consumer real estate loans
Home equity lines	909	397	212	1,518	81,246	82,764	-
Single family owner occupied	5,166	1,518	2,338	9,022	623,326	632,348	-
Owner occupied construction	-	-	-	-	5,605	5,605	-
Consumer and other loans
Consumer loans	1,955	681	305	2,941	55,512	58,453	-
Other	-	-	-	-	1,650	1,650	-
Total loans	$14,151	$3,188	$5,486	$22,825	$2,291,930	$2,314,755	$-

	December 31, 2024
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	>90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance
Commercial loans
Construction, development, and other land	$40	$2,424	$143	$2,607	$69,712	$72,319	$-
Commercial and industrial	1,100	295	2,285	3,680	229,174	232,854	-
Multi-family residential	-	-	-	-	199,521	199,521	-
Single family non-owner occupied	1,228	434	500	2,162	193,426	195,588	-
Non-farm, non-residential	3,182	123	1,457	4,762	847,461	852,223	-
Agricultural	159	67	492	718	15,958	16,676	-
Farmland	11	2	142	155	12,156	12,311	-
Consumer real estate loans
Home equity lines	599	230	558	1,387	88,840	90,227	-
Single family owner occupied	5,812	1,457	3,974	11,243	639,063	650,306	-
Owner occupied construction	-	-	-	-	4,491	4,491	-
Consumer and other loans
Consumer loans	2,960	932	560	4,452	83,306	87,758	-
Other	-	-	-	-	1,815	1,815	-
Total loans	$15,091	$5,964	$10,111	$31,166	$2,384,923	$2,416,089	$-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss is required to be measured based on the fair value of the collateral.  As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset.  For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The table below summarizes collateral dependent loans, where foreclosure is possible, by type of collateral, and the extent to which they are collateralized during the periods.   As noted, as of December 31, 2025, no loan was collateral dependent.

	December 31, 2025			December 31, 2024
(Amounts in thousands)	Balance	Collateral Coverage	Coverage Ratio	Balance	Collateral Coverage	Coverage Ratio
Commercial Real Estate
Other	$-	$-	0.00%	$531	$645	121.47%
Consumer owner occupied	-	-		-	-
Total collateral dependent loans	$-	$-	0.00%	$531	$645	121.47%

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$594	0.07%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	647	0.10%	Deferred Principal to loan maturity.
Single Family Non Owner Occupied	20	0.01%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	12	0.01%	Deferred 6 months of interest to loan maturity.
Total	$1,273

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$68	0.01%	Extended term by 10.5 years.
Commercial & Industrial	32	0.01%	Delayed repayment of P & I for 24-46 months.
Total	$100

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$976	0.15%	Reduced interest income and extended time to recover principal.
Consumer	4	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$980

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$89	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$89

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Non farm, non residential property	$625	0.07%	Deferred 6 months of interest to loan maturity.
Single family owner occupied	509	0.08%	Deferred $66 thousand in principal to loan maturity.
Single family non owner occupied	30	0.02%	Deferred 6 months of interest to loan maturity.
Commercial & industrial	135	0.06%	Deferred $8 thousand in principal to loan maturity.
Total	$1,299

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$144	0.06%	Delayed repayment of P & I for two years.
Consumer	2	0.00%	Extended term from 60 to 84 months.
Home Equity	2	0.00%	Delayed repayment of P & I for two years.
Total	$148

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2024	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$806	0.12%	Reduced interest income and extended time to recover principal.
Consumer	7	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$813

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  As of  December 31, 2025, there were no modified loans (or portions of a loan) deemed uncollectible.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified in the last twelve months:

	December 31, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non Farm, Non Residential Property	$594	$-	$-
Single Family Owner Occupied	1,358	401	21
Single Family Non Owner Occupied	-	20	-
Commercial & Industrial	44	-	-
Consumer	4	-	-
Home Equity	-
Total	$2,000	$421	$21

	December 31, 2024
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

Non farm, non residential property	$625	$-	$-
Single family owner occupied	1,140	174	-
Single family non owner occupied	-	30
Commercial & industrial	144		135
Consumer	10	-	-
Home Equity	2
Total	$1,921	$204	$135

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides information about OREO, which consists of properties acquired through foreclosure, as of the dates indicated:

	December 31, 2025	December 31, 2024
(Amounts in thousands)
Total OREO	$-	$521

OREO secured by residential real estate	$-	$521
Residential real estate loans in the foreclosure process(1)	$2,687	$2,625

(1)	The recorded investment in consumer mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated.

	Year Ended December 31, 2025
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance

Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	$34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(3,880)	755	3,183	58
(Recovery of) provision for credit losses - loan commitments	15	(1)	-	14
Total provision for credit losses - loans and loan commitments	(3,865)	754	3,183	72
Charge-offs	(1,464)	(157)	(5,429)	(7,050)
Recoveries	1,040	381	1,507	2,928
Net (charge-offs) recoveries	(424)	224	(3,922)	(4,122)
Allowance for credit losses - loans	16,114	10,886	3,761	30,761
Allowance for credit losses - loan commitments	186	137	32	355
Ending balance	$16,300	$11,023	$3,793	$31,116

	Year Ended December 31, 2024
(Amounts in thousands)	Commercial	Consumer Real Estate	Consumer and Other	Total Allowance

Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$21,850	$9,693	$4,646	$36,189
Allowance for credit losses - loan commitments	597	121	28	746
Total allowance for credit losses beginning of year	22,447	9,814	4,674	36,935
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,227)	175	5,054	4,002
(Recovery of) provision for credit losses - loan commitments	(426)	17	4	(405)
Total provision for credit losses - loans and loan commitments	(1,653)	192	5,058	3,597
Charge-offs	(822)	(336)	(6,693)	(7,851)
Recoveries	617	375	1,493	2,485
Net (charge-offs) recoveries	(205)	39	(5,200)	(5,366)
Allowance for credit losses - loans	20,418	9,907	4,500	34,825
Allowance for credit losses - loan commitments	171	138	32	341
Ending balance	$20,589	$10,045	$4,532	$35,166

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Premises, Equipment, and Leases

Premises and Equipment

The following table presents the components of premises and equipment as of the dates indicated:

	December 31,
	2025	2024
(Amounts in thousands)
Land	$19,309	$19,309
Buildings and leasehold improvements	51,130	50,903
Equipment	45,415	43,889
Total premises and equipment	115,854	114,101
Accumulated depreciation and amortization	(68,294)	(65,366)
Total premises and equipment, net	$47,560	$48,735

There was no impairment charges related to certain long-term investments in land and buildings in 2025, in 2024, or in 2023. Depreciation and amortization expense for premises and equipment was $3.74 million in 2025, $4.35 million in 2024, and $3.95 million in 2023.

Leases

Operating leases are recorded as a right of use (“ROU”) asset and operating lease liability. The ROU asset is recorded in other assets, while the lease liability is recorded in other liabilities on the condensed balance sheet beginning January 1, 2019, when the Company adopted ASU 2016-02, on a prospective basis. The ROU asset represents the right to use an underlying asset during the lease term, and the lease liability represents the obligation to make lease payments arising from the lease. The ROU asset and lease liability have been recognized based on the present value of the lease payments using a discount rate that represented our incremental borrowing rate at the lease commencement date or the date of adoption of ASU 2016-02. The lease expense, which is comprised of the amortization of the ROU asset and the implicit interest accreted on the lease liability, is recognized on a straight-line basis over the lease term and is recorded in occupancy expense in the condensed statements of income.

The Company’s current operating leases relate to branch and office locations. The Company's ROU asset was $591 thousand as of  December 31, 2025, compared to $489 thousand as of December 31, 2024.  The operating lease liability as of  December 31, 2025, was $591 thousand compared to $515 thousand as of December 31, 2024.  The Company’s total operating leases have remaining terms of 5 months to 5 years compared with 3 to 4.5 as of December 31, 2024. The  December 31, 2025, weighted average discount was 3.82%, compared to 3.39% from December 31, 2024.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Future minimum lease payments as of the dates indicated are as follows:

Year	Amount
(Amounts in thousands)
2026	$136
2027	131
2028	133
2029	136
2030 and thereafter	111
Total lease payments	647
Less: Interest	56
Present value of lease liabilities	$591

Lease expense which is included in occupancy expense on the Consolidated Statement of Income was $189 thousand in 2025, $178 thousand in 2024, and $171 thousand in 2023. The Company maintained no subleases as of December 31, 2025.

Note 8. Goodwill and Other Intangible Assets

Goodwill

The Company has one reporting unit for goodwill impairment testing purposes, Community Banking. The Company performed its annual assessment of goodwill as of October 31, 2025, and a review as of December 31, 2025.  Both reviews conclude that the carrying value of goodwill was not impaired. No events have occurred after the analysis to indicate potential impairment.

As of December 31, 2025, the Company's goodwill totaled $143.95 million.  The Surrey acquisition, in 2023, resulted in the Company recognizing $14.38 million in goodwill in the transaction.  The beginning balance was $129.57 million for 2023.

(Amounts in thousands)
Balance January 1, 2023	$129,565
Acquisitions	14,381
Balance December 31, 2023	$143,946

Balance January 1, 2024	$143,946
Acquisitions	-
Balance December 31, 2024	$143,946

Balance January 1, 2025	$143,946
Acquisitions	-
Balance December 31, 2025	$143,946

Other Intangible Assets

As of December 31, 2025, the remaining lives of core deposit intangibles ranged from 4 to 7 years with a weighted average remaining life of 6.79 years.  The Surrey acquisition, in 2023, resulted in the Company recognizing $12.70 million in core deposit intangibles. The following table presents the components of other intangible assets as of the dates indicated:

	December 31,
	2025	2024	2023
(Amounts in thousands)
Core deposit intangibles	$13,014	$25,374	$12,674
Acquisitions	-	-	12,700
Accumulated amortization	(1,916)	(12,360)	(10,229)
Total other intangible assets, net	$11,098	$13,014	$15,145

Amortization expense for other intangible assets was $1.92 million in 2025, $2.13 million in 2024, and $1.73 million in 2023.

The following schedule presents the estimated amortization expense for intangible assets, by year, as of December 31, 2025:

(Amounts in thousands)
2026	1,719
2027	1,719
2028	1,719
2029	1,717
2030	1,270
2031 and thereafter	2,954
Total estimated amortization expense	$11,098

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Deposits

The following table presents the components of deposits as of the dates indicated:

	December 31,
	2025	2024
(Amounts in thousands)
Noninterest-bearing demand deposits	$896,255	$883,499
Interest-bearing deposits
Interest-bearing demand deposits	684,245	675,522
Money market accounts	323,808	338,527
Savings deposits	580,653	553,158
Certificates of deposit	129,235	162,139
Individual retirement accounts	71,133	78,402
Total interest-bearing deposits	1,789,074	1,807,748
Total deposits	$2,685,329	$2,691,247

The following schedule presents the contractual maturities of time deposits, defined as certificates of deposits and individual retirement accounts, by year, as of December 31, 2025:

(Amounts in thousands)
2026	$122,010
2027	33,463
2028	16,837
2029	10,790
2030	15,214
2031 and thereafter	2,054
Total contractual maturities	$200,368

Time deposits of $250 thousand or more totaled $16.36 million as of December 31, 2025, and $22.39 million as of December 31, 2024. The following schedule presents the contractual maturities of time deposits of $250 thousand or more as of December 31, 2025:

(Amounts in thousands)
Three months or less	$1,158
Over three through six months	1,410
Over six through twelve months	7,846
Over twelve months	5,946
Total contractual maturities	$16,360

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	December 31,
	2025		2024
(Amounts in thousands)	Balance	Weighted Average Rate	Balance	Weighted Average Rate

Retail repurchase agreements	$1,214	0.06%	$906	0.05%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements. The counterparties may redeem callable repurchase agreements, which could substantially shorten the borrowings’ lives. The prepayment or early termination of a repurchase agreement may result in substantial penalties based on market conditions. The following schedule presents the contractual maturities of repurchase agreements, by type of collateral pledged, as of December 31, 2025:

	Overnight and Continuous	Up to 30 Days	30 - 90 Days	Greater than 90 Days	Total

(Amounts in thousands)
Municipal securities	$137	$-	$-	$-	$137
Mortgage-backed Agency securities	1,077	-	-	-	1,077
Total	$1,214	$-	$-	$-	$1,214

As of December 31, 2025, unused borrowing capacity with the FHLB totaled $301.81 million, net of FHLB letters of credit of $124 million. The Company pledged $425.81 million in qualifying loans to secure the FHLB letters of credit, which provide an attractive alternative to pledging securities for public unit deposits.

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

Certain of the Company's interest rate swaps qualify as fair value hedging instruments. Therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of December 31, 2025.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	December 31,
	2025			2024
(Amounts in thousands)	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities	Notional or Contractual Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,637	$41	$-	$3,109	$116	$-
Derivatives not designated as hedges
Interest rate swaps	-	-	-	-	-	-
Total derivatives	$2,637	$41	$-	$3,109	$116	$-

The following table presents the interest component of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(57)	$(97)	$(102)	Interest and fees on loans
Derivatives not designated as hedges
Interest rate swaps	-	-	90	Interest and fees on loans
Total derivative expense	$(57)	$(97)	$(12)

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

	December 31,
	2025	2024
(Amounts in thousands)
Beginning balance	$8,441	$9,050
Effect of curtailment	-	-
Service cost	-	-
Interest cost	431	414
Actuarial loss (gain)	130	(440)
Benefits paid	(583)	(583)
Ending balance	$8,419	$8,441

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the components of net periodic pension cost, the effect on the consolidated statements of income, and the assumed discount rate for the periods indicated:

	Year Ended December 31,
	2025	2024	2023	Income Statement Location
(Amounts in thousands)
Service cost	$-	$-	$-	Salaries and employee benefits
Interest cost	431	414	451	Other expense
Effect of curtailment	-	-	-	Salaries and employee benefits
Amortization of prior service cost	-	-	-	Other expense
Amortization of losses	(22)	37	38	Other expense
Net periodic cost	$409	$451	$489

Assumed discount rate	5.11%	5.35%	4.79%

The following schedule presents the projected benefit payments to be paid under the Benefit Plans, by year, as of December 31, 2025:

(Amounts in thousands)
2026	$812
2027	797
2028	833
2029	720
2030	715
2031 through 2035	3,432

Deferred Compensation Plan

The Company maintains deferred compensation agreements with certain current and former officers that provide benefit payments, over various periods, commencing at retirement or death. There were no accrued benefits, which are based on the present values of expected payments and estimated life expectancies, as of December 31, 2025 or 2024. There was no deferred compensation plan expense in 2025, 2024, or 2023.

The Company maintains a deferred compensation plan, referred to as the WRAP, and is a voluntary, non-tax qualified deferred compensation plan available to certain employees, including executive officers. Under the plan, participants may defer a portion of their base and/or annual incentive compensation. The plan is intended to mirror the Corporation's qualified KSOP and may include discretionary match that coincides with a match made to the KSOP to the extent participants cannot otherwise receive the full match in the KSOP. The balance as of December 31, 2025 and 2024, was $11.03 million and $8.73 million, respectively.

Employee Welfare Plan

The Company provides various medical, dental, vision, life, accidental death and dismemberment, and long-term disability insurance benefits to all full-time employees who elect coverage under this program. A third-party administrator manages the health plan. Monthly employer and employee contributions are made to a tax-exempt employee benefits trust where the third-party administrator processes and pays claims. As of December 31, 2025, stop-loss insurance coverage generally limits the Company’s risk of loss to $200 thousand for individual claims and $5.65 million for aggregate claims. Health plan expenses were $4.03 million in 2025, $4.10 million in 2024, and $4.16 million in 2023.

Employee Stock Ownership and Savings Plan

The Company maintains the Employee Stock Ownership and Savings Plan (“KSOP”) that consists of a 401(k) savings feature that covers all employees that meet minimum eligibility requirements. The Company matches employee contributions at levels determined by the Board of Directors annually. These contributions are made in the first quarter following each plan year and employees must be employed on the last day of the plan year to be eligible. Matching contributions to qualified deferrals under the 401(k) savings component of the KSOP totaled $2.02 million in 2025, $1.89 million in 2024, and $1.76 million in 2023. The KSOP held 271,012 shares of the Company’s common stock as of December 31, 2025, 266,533 shares as of December 31, 2024, and 282,072 shares as of December 31, 2023.

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the pre-tax compensation expense and excess tax benefit recognized in earnings for all equity-based compensation plans for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(Amounts in thousands)
Pre-tax compensation expense	$1,495	$403	$597
Excess tax (benefit) expense	(14)	(104)	(25)

Stock Options

The following table presents stock option activity and related information for the year ended December 31, 2025:

(Amounts in thousands, except share and per share data)	Option Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding, January 1, 2025	130,640	$30.79
Granted	-	-
Exercised	(8,880)	27.95
Canceled/Expired	(3,673)	33.00
Outstanding, December 31, 2025	118,087	30.94	4.57	$330
Exercisable, December 31, 2025	118,087	$30.94	4.57	$330

There were no options granted in 2025 or in 2024.  There were 8,880 options exercised in 2025 and 51,088 exercised in 2024.  The intrinsic value of options exercised was $129 thousand in 2025, and $832 thousand in 2024. As of December 31, 2025, there was no unrecognized compensation cost related to nonvested stock options.

Restricted Stock and Stock Unit Awards

The following table presents restricted stock and restricted stock unit activity and related information for the year ended December 31, 2025:

	Shares/Units	Weighted Average Grant-Date Fair Value

Nonvested, January 1, 2025	151,121	$29.28
Granted	60,803	38.27
Vested	(53,709)	-
Canceled	(1,154)	-
Nonvested, December 31, 2025	157,061	$31.92

As of December 31, 2025, unrecognized compensation cost related to nonvested restricted stock/unit awards totaled $3.19 million with an expected weighted average recognition period of 1.48 years. The actual compensation cost recognized might differ from this estimate due to various items, including new awards granted and changes in estimated forfeitures.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Other Operating Income and Expense

The following table presents the components of other operating income and expense for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Other operating income
Bank owned life insurance	$1,275	$1,143	$829
Other(1)	4,884	5,358	4,822
Total other operating income	$6,159	$6,501	$5,651

Other operating expense
OREO expense and net loss	201	50	129
Telephone and data communications	1,300	1,313	1,326
Office supplies	752	599	586
Other(1)	11,845	11,134	9,994
Total other operating expense	$14,098	$13,096	$12,035

(1)	Components of other operating income or expense that do not exceed 1% of total income

Note 14. Income Taxes

Income tax expense is comprised of current and deferred, federal and state income taxes on the Company’s pre-tax earnings. The following table presents the components of the income tax provision from continuing operations for the periods indicated:

	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Current tax expense:
Federal	$12,189	$11,070	$11,055
State	1,141	1,173	1,553
Total current tax expense	13,330	12,243	12,608

Deferred tax expense:
Federal	509	1,624	1,166
State	492	223	180
Total deferred tax expense	1,001	1,847	1,346
Total income tax expense	$14,331	$14,090	$13,954

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s effective tax rate, income tax as a percent of pre-tax income, may vary significantly from the statutory rate due to permanent differences and available tax credits. Permanent differences are income and expense items excluded by law in the calculation of taxable income. The Company’s most significant permanent differences generally include interest income on municipal securities and increases in the cash surrender value of life insurance policies. The following table reconciles the Company’s income tax expense to the amount computed by applying the federal statutory tax rate to pre-tax income for the periods indicated.  The Company adopted ASU 2023-09 - Improvements to Income Tax Disclosures on January 1, 2025.  The amendments were applied prospectively.  Accordingly, the income tax rate reconciliation for the year ended Decembers 31, 2025 is presented using the new disclosure requirements.  Prior-period amounts continue to be presented in accordance with the previous guidance.

	Year Ended December 31,
	2025
	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$13,256	21.00%
State income tax, net of federal benefit (1)	1,217	1.93%
	14,473	22.93%
Nontaxable and nondeductible items:
Tax-exempt interest income	(357)	(0.57)%
Excess tax benefits	(14)	(0.02)%
Bank owned life insurance	(253)	(0.40)%
Other	115	0.18%
Tax Credits	(65)	(0.10)%
Other	432	0.68%
Income tax at the effective tax rate	$14,331	22.70%

(1)	State taxes in West Virginia made up the majority (greater than 50 percent) of the tax effect in this category.

The following table presents income tax expense differences from the federal statutory rate applied to income before income taxes, for the tax years of 2024 and 2023, before the adoption of ASU 2023-09.

	Year Ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
(Amounts in thousands)
Federal income tax at the statutory rate	$13,796	21.00%	$13,014	21.00%
State income tax, net of federal benefit	1,102	1.68%	1,368	2.21%
	14,898	22.68%	14,382	23.21%
Nontaxable and nondeductible items:
Tax-exempt interest income	(351)	(0.54)%	(348)	(0.56)%
Excess tax benefits	(104)	(0.16)%	(25)	(0.04)%
Bank owned life insurance	(227)	(0.35)%	(167)	(0.27)%
Other items, net	(126)	(0.19)%	112	0.17%
Income tax at the effective tax rate	$14,090	21.44%	$13,954	22.51%

The following table presents income taxes paid (net of refunds received) for the year ended  December 31, 2025.

(Amounts in thousands)	2025
US Federal	$9,200
US State and Local:
Other	650
Foreign	-
Total Income Tax Paid	$9,850

On July 4, 2025, the One Big Beautiful Bill Act was enacted into law by the federal government.  In accordance with ASC 740, Income taxes, we recognized the total effect of the tax law changes.  The tax provision of the One Big Beautiful Act did not have a material impact on our income tax balances.

Deferred taxes derived from continuing operations reflect the net effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for tax purposes. The following table presents the significant components of the net deferred tax asset as of the dates indicated:

	December 31,
(Amounts in thousands)	2025	2024
Deferred tax assets
Allowance for credit losses	$7,173	$8,193
Unrealized losses on available-for-sale securities	2,112	3,116
Deferred loan fees	3,345	3,978
Deferred compensation assets	8,074	6,918
Other	2,021	2,066
Total deferred tax assets	22,725	24,271

Deferred tax liabilities
Fixed assets	(1,545)	(1,332)
Intangible assets	(5,047)	(4,671)
Odd days interest deferral	(3,618)	(3,874)
Other	(1,437)	(1,343)
Total deferred tax liabilities	(11,647)	(11,220)
Net deferred tax asset	$11,078	$13,051

The Company had no unrecognized tax benefits or accrued interest or penalties as of December 31, 2025 or 2024. The Company had no deferred tax valuation allowance recorded as of December 31, 2025 or 2024, as management believes it is more likely than not that all of the deferred tax assets will be realized against deferred tax liabilities and projected future taxable income. The Company and its subsidiaries are subject to U.S. federal income tax of the various states.  The Company is no longer subject to examination by federal or state taxing authorities for years before 2022.

At  December 31, 2025, the Company had no federal or state net operating loss carryforwards.

The Company has analyzed the tax positions taken, or expected to be taken in its tax returns, and concluded it has no liability related to uncertain tax positions.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Accumulated Other Comprehensive Income

The following table presents the changes in AOCI, net of tax and by component, during the periods indicated:

	Unrealized Gains (Losses) on Available for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Balance January 1, 2023	$(15,621)	$(98)	$(15,719)
Other comprehensive income before reclassifications	4,479	242	4,721
Reclassified from AOCI	16	31	47
Other comprehensive income, net	4,495	273	4,768
Balance December 31, 2023	$(11,126)	$175	$(10,951)

Balance January 1, 2024	$(11,126)	$175	$(10,951)
Other comprehensive (loss) before reclassifications	(596)	347	(249)
Reclassified from AOCI	-	29	29
Other comprehensive (loss), net	(596)	376	(220)
Balance December 31, 2024	$(11,722)	$551	$(11,171)

Balance January 1, 2025	$(11,722)	$551	$(11,171)
Other comprehensive income (loss) before reclassifications	3,777	(103)	3,674
Reclassified from AOCI	-	(17)	(17)
Other comprehensive income (loss), net	3,777	(120)	3,657
Balance December 31, 2025	$(7,945)	$431	$(7,514)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Year Ended December 31,			Income Statement
(Amounts in thousands)	2025	2024	2023	Line Item Affected
Available-for-sale securities
Loss recognized	$-	$-	$21	Net loss on sale of securities
Reclassified out of AOCI, before tax	-	-	21	Income before income taxes
Income tax benefit	-	-	(5)	Income tax expense
Reclassified out of AOCI, net of tax	-	-	16	Net income
Employee benefit plans
Amortization of prior service cost	-	-	-	Other operating expense
Amortization of net actuarial loss	(22)	37	38	Other operating expense
Reclassified out of AOCI, before tax	(22)	37	38	Income before income taxes
Income tax benefit	5	(8)	(7)	Income tax expense
Reclassified out of AOCI, net of tax	(17)	29	31	Net income
Total reclassified out of AOCI, net of tax	$(17)	$29	$47	Net income

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

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,929	$-	$10,929	$-
Municipal securities	9,262	-	9,262	-
Corporate Notes	24,560	-	24,560	-
Mortgage-backed Agency securities	87,937	-	87,937	-
Total available-for-sale debt securities	132,688	-	132,688	-
Equity securities	55	-	55	-
Fair value loans	2,596	-	-	2,596
Derivative assets	41	-	41	-
Deferred compensation assets	10,951	10,951	-	-
Deferred compensation liabilities	12,479	12,479	-	-

	December 31, 2024
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$55,769	$-	$55,769	$-
Municipal securities	13,837	-	13,837	-
Corporate Notes	27,542	-	27,542	-
Mortgage-backed Agency securities	72,701	-	72,701	-
Total available-for-sale debt securities	169,849	-	169,849	-
Equity securities	55	-	55	-
Fair value loans	2,993	-	-	2,993
Derivative assets	116	-	116	-
Deferred compensation assets	8,571	8,571	-	-
Deferred compensation liabilities	10,189	10,189	-	-

Changes in Level 3 Fair Value Measurements

The following table presents the changes in Level 3 assets recorded at fair value on a recurring basis during the period indicated:

Assets
(Amounts in thousands)
Balance January 1, 2024	$3,421
Changes in fair value	20
Changes due to principal reduction	(448)
Balance December 31, 2024	$2,993

Balance January 1, 2025	$2,993
Changes in fair value	75
Changes due to principal reduction	(472)
Balance December 31, 2025	$2,596

No transfers into or out of Level 3 of the fair value hierarchy occurred during the year ended December 31, 2025 or 2024.

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

The following tables present assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

December 31, 2025
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$-	$-	$-	$-
OREO	-	-	-	-

	December 31, 2024
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$531	$-	$-	$531
OREO	521	-	-	521

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the dates indicated:

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2025

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0%	0%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	0%	0%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

			Discount Range
	Valuation	Unobservable	(Weighted Average)
	Technique	Input	December 31, 2024

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0%	0%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	20% to 74%	61%

(1)	Fair value is generally based on appraisals of the underlying collateral.
(2)	Appraisals may be adjusted by management for customized discounting criteria, estimated sales costs, and proprietary qualitative adjustments.

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	December 31, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$512,240	$512,240	$512,240	$-	$-
Debt securities available for sale	132,688	132,688	-	132,688	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,283,994	2,105,996	-	-	2,105,996
Interest receivable	8,720	8,720	-	681	8,039
Deferred compensation assets	10,951	10,951	10,951	-	-
Derivative assets	41	41	-	41	-

Liabilities
Time deposits	200,368	198,815	-	198,815	-
Securities sold under agreements to repurchase	1,214	1,214	-	1,214	-
Interest payable	570	570	-	570	-
Deferred compensation liabilities	12,479	12,479	12,479	-	-

	December 31, 2024
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$377,454	$377,454	$377,454	-	-
Debt securities available for sale	169,849	169,849	-	169,849	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,381,264	2,177,891	-	-	2,177,891
Interest receivable	9,207	9,207	-	1,246	9,635
Deferred compensation assets	8,571	8,571	8,571	-	-
Derivative assets	116	116	-	116	-

Liabilities
Time deposits	240,541	238,262	-	238,262	-
Securities sold under agreements to repurchase	906	906	-	906	-
Interest payable	880	880	-	880	-
Deferred compensation liabilities	10,189	10,189	10,189	-	-

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Earnings per Share

The following table presents the calculation of basic and diluted earnings per common share for the periods indicated:

	Year Ended December 31,
	2025	2024	2023
(Amounts in thousands, except share and per share data)
Net income	$48,794	$51,604	$48,020

Weighted average common shares outstanding, basic	18,312,570	18,349,498	17,996,373
Dilutive effect of potential common shares
Stock options	21,422	33,692	15,856
Restricted stock and units	76,459	47,016	14,922
Total dilutive effect of potential common shares	97,881	80,708	30,778
Weighted average common shares outstanding, diluted	18,410,451	18,430,206	18,027,151

Basic earnings per common share	$2.66	$2.81	$2.67
Diluted earnings per common share	2.65	2.80	2.72

Potential antidilutive common shares
Stock options	-	-	129,324
Restricted stock and units	-	76	32,706
Total potential antidilutive shares	-	76	162,030

Note 18. Related Party Transactions

Loans to principal officers, directors, and their affiliates were as follows:

	Year Ended December 31,
	2025	2024
(Amounts in thousands)
Beginning balance	$25,554	$30,017
New loans and advances	7,547	6,727
Loan repayments	(6,651)	(11,497)
Reclassifications(1)	-	307
Ending balance	$26,450	$25,554

(1)	Changes related to the composition of the Company's directors, executive officers, and related insiders

Deposits from related parties totaled $18.44 million as of December 31, 2025, and $15.16 million as of December 31, 2024. Legal fees paid to related parties totaled $28 thousand in 2025, $81 thousand in 2024, and $41 thousand in 2023. No lease payments were paid to related parties in 2024 or 2023; however, $15 thousand was paid in 2025. Other expense paid to related parties totaled $18 thousand in 2025, $6 thousand in 2024, and $53 thousand in 2023.

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	December 31,
	2025	2024
(Amounts in thousands)
Commitments to extend credit	$263,912	$252,225
Standby letters of credit and financial guarantees(1)	127,073	125,561
Total off-balance sheet risk	$390,985	$377,786

(1)	Includes FHLB letters of credit

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

The current risk-based capital requirements, based on the international capital standards known as Basel III, requires the Company and the Bank to maintain minimum amounts and ratios of Common Equity Tier 1 capital, Tier 1 capital, and total capital to risk-weighted assets, and of Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”), as defined in the regulations.  Basel III’s capital conservation buffer (“CCB”), which is intended to absorb losses during periods of economic stress, increased those minimum ratios by 2.5% on January 1, 2019.

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present actual and required capital ratios, under Basel III capital rules, as of the dates indicated:

	December 31, 2025
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$353,018	16.10%	$98,698	4.50%	$153,531	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	353,018	16.10%	131,598	6.00%	186,430	8.50%	N/A	N/A
Total risk-based capital ratio	380,479	17.35%	175,464	8.00%	230,296	10.50%	N/A	N/A
Tier 1 Leverage ratio	353,018	11.44%	123,469	4.00%	123,469	4.00%	N/A	N/A

The Bank
Common equity Tier 1 ratio	$317,100	14.46%	$98,696	4.50%	$153,526	7.00%	$142,560	6.50%
Tier 1 risk-based capital ratio	317,100	14.46%	131,594	6.00%	186,425	8.50%	175,459	8.00%
Total risk-based capital ratio	344,561	15.71%	175,459	8.00%	230,290	10.50%	219,324	10.00%
Tier 1 Leverage ratio	317,100	10.38%	122,200	4.00%	122,200	4.00%	152,750	5.00%

(1)	Based on prompt corrective action provisions

	December 31, 2024
	Actual		Minimum Basel III Requirement		Minimum Basel III Requirement - with CCB		Well Capitalized Requirement(1)
(Amounts in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
The Company
Common equity Tier 1 ratio	$380,602	16.75%	$102,277	4.50%	$159,097	7.00%	N/A	N/A
Tier 1 risk-based capital ratio	380,602	16.75%	136,369	6.00%	193,190	8.50%	N/A	N/A
Total risk-based capital ratio	409,096	18.00%	181,826	8.00%	238,646	10.50%	N/A	N/A
Tier 1 Leverage ratio	380,602	12.25%	124,267	4.00%	N/A	N/A	N/A	N/A

The Bank
Common equity Tier 1 ratio	$315,006	13.89%	$102,025	4.50%	$158,705	7.00%	$147,369	6.50%
Tier 1 risk-based capital ratio	315,006	13.89%	136,003	6.00%	192,713	8.50%	181,377	8.00%
Total risk-based capital ratio	343,430	15.15%	181,377	8.00%	238,058	10.50%	226,722	10.00%
Tier 1 Leverage ratio	315,006	10.32%	122,092	4.00%	N/A	N/A	152,615	5.00%

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

The following tables present condensed financial information for the parent company, First Community Bankshares, Inc., as of and for the dates indicated:

	CONDENSED BALANCE SHEETS
	December 31,
(Amounts in thousands)	2025	2024
Assets
Cash and due from banks	$36,952	$3,952
Securities available for sale	10,929	55,768
Investment in subsidiaries	464,626	460,789
Other assets	6,597	6,166
Total assets	$519,104	$526,675

Liabilities
Other liabilities	$242	$283
Dividend Payable	18,315	-
Total liabilities	18,557	283

Stockholders' equity
Common stock	18,335	18,322
Additional paid-in capital	170,358	169,752
Retained earnings	319,368	349,489
Accumulated other comprehensive loss	(7,514)	(11,171)
Total stockholders' equity	500,547	526,392
Total liabilities and stockholders' equity	$519,104	$526,675

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	CONDENSED STATEMENTS OF INCOME
	Year Ended December 31,
	2025	2024	2023
(Amounts in thousands)
Cash dividends received from subsidiary bank	$49,500	$50,800	$45,700
Other income	1,498	2,432	1,397
Other operating expense	2,715	1,859	1,524
Income before income taxes and equity in undistributed net income of subsidiaries	48,283	51,373	45,573
Income tax benefit	(333)	50	(41)
Income before equity in undistributed net income of subsidiaries	48,616	51,323	45,614
Equity in of undistributed net income of subsidiaries	178	281	2,406
Net income	$48,794	$51,604	$48,020

	CONDENSED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
(Amounts in thousands)	2025	2024	2023
Operating activities
Net income	$48,794	$51,604	$48,020
Adjustments to reconcile net income to net cash provided by operating activities
Net change in other operating activities	(1,504)	(1,818)	(3,275)
Net cash provided by operating activities	47,290	49,786	44,745
Investing activities
Purchase of investment securities	(73,809)	(109,979)	(69,469)
Proceeds from maturities, calls, sales of investment securities	119,500	77,750	65,250
Dividends in excess of undistributed net income of subsidiaries	-	-	-
Net cash (used) provided by investing activities	45,691	(32,229)	(4,219)
Financing activities
Proceeds from issuance of common stock	248	1,410	91
Payments for repurchase of common stock	(1,851)	(8,717)	(23,038)
Payments of common dividends	(60,600)	(22,017)	(21,089)
Net change in other financing activities	2,222	1,038	1,203
Net cash used by financing activities	(59,981)	(28,286)	(42,833)
Cash and cash equivalents increase (decrease)	33,000	(10,729)	(2,307)
Cash and cash equivalents at carrying value at beginning of period	3,952	14,681	16,988
Cash and cash equivalents at carrying value at end of period	$36,952	$3,952	$14,681

Note 23. Quarterly Financial Data (Unaudited)

The following tables present selected financial data for the periods indicated:

	Year Ended December 31, 2025
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$35,169	$35,388	$35,699	$36,279
Interest expense	4,871	4,731	4,402	3,918
Net interest income	30,298	30,657	31,297	32,361
Provision for credit losses	321	(285)	-	36
Net interest income after provision	29,977	30,942	31,297	32,325
Noninterest income, excluding net loss on sale of securities	10,229	10,340	10,889	11,429
Noninterest expense	24,944	25,455	26,279	27,625
Income before income taxes	15,262	15,827	15,907	16,129
Income tax expense	3,444	3,581	3,641	3,665
Net income	$11,818	$12,246	$12,266	$12,464

Basic earnings per common share	$0.64	$0.67	$0.67	$0.68
Diluted earnings per common share	0.64	0.67	0.67	0.68
Dividends per common share	0.31	0.31	0.31	0.31
Special Dividends per common share	2.07	-	-	1.00

Weighted average basic shares outstanding	18,324,760	18,295,465	18,314,865	18,315,268
Weighted average diluted shares outstanding	18,451,321	18,400,793	18,400,289	18,390,550

FIRST COMMUNITY BANKSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2024
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
(Amounts in thousands, except share and per share data)
Interest income	$36,029	$36,789	$36,892	$36,432
Interest expense	4,400	4,877	5,298	5,099
Net interest income	31,629	31,912	31,594	31,333
Recovery of credit losses	1,011	144	1,360	1,082
Net interest income after provision	30,618	31,768	30,234	30,251
Noninterest income, excluding net loss on sale of securities	9,259	9,342	10,452	10,337
Noninterest expense	23,386	24,897	24,177	24,107
Income before income taxes	16,491	16,213	16,509	16,481
Income tax expense	3,646	3,527	3,476	3,441
Net income	$12,845	$12,686	$13,033	$13,040

Basic earnings per common share	$0.70	$0.69	$0.71	$0.71
Diluted earnings per common share	0.71	0.71	0.71	0.71
Dividends per common share	0.29	0.29	0.31	0.31

Weighted average basic shares outstanding	18,476,128	18,343,958	18,279,612	18,299,612
Weighted average diluted shares outstanding	18,545,910	18,409,876	18,371,907	18,418,441

Note 24 .  Subsequent Events

On January 23, 2026, the Company completed its previously announced merger (the “Merger”) with Hometown Bancshares, Inc. a West Virginia corporation headquartered in Middlebourne, West Virginia (“Hometown”), pursuant to an Agreement and Plan of Merger (the “Agreement”) dated July 19, 2025, by and between the company and Hometown.  At the Effective Time, Hometown merged with and into the Company, with the Company as the surviving corporation in the Merger.

Immediately following the Merger, Union Bank, Inc., a wholly-owned subsidiary of Hometown, merged with and into First Community Bank, a wholly-owned subsidiary of the Company (the “Bank Merger”), with First Community Bank as the surviving bank in the Bank Merger.

Pursuant to the Agreement, each outstanding share of common stock of Hometown was converted into the right to receive 11.706 shares (the “Exchange Ratio”) of the Company's common stock, par value $1.00 per share, plus cash, without interest, in lieu of fractional shares.  In connection with the transaction, the Company issued 1,029,314 common shares and paid $1,384.96 in cash in lieu of issuing 41.404 fractional shares.

At the end of 2025, Hometown had total assets of approximately $415 million, loans of $172 million and deposits of $376 million.  The transaction will be accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged will be recorded at their preliminary estimated fair value on the acquisition date. Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition. The Company incurred $2.91 million of merger expense in 2025, with the costs being primarily related to data conversion, investment banking fees, and legal fees.

Crowe LLP Independent Member Crowe Global

- Report of Independent Registered Public Accounting Firm -

Stockholders and the Board of Directors of First Community Bankshares, Inc.

Bluefield, Virginia

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Community Bankshares, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

March 6, 2026

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concluded that its system of internal control over financial reporting was effective as of December 31, 2025.

Crowe, LLP, independent registered public accounting firm, has issued a report on the effectiveness of the Company’s internal control over financial reporting as of  December 31, 2025. The Report of Independent Registered Public Accounting Firm, which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of   December 31, 2025, appears hereafter in Item 8 of this Annual Report on  Form 10-K.

Dated this 6th day March of  2026.

/s/ William P. Stafford, II	/s/ David D. Brown

William P. Stafford, II	David D. Brown
Chief Executive Officer	Chief Financial Officer

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Controls over Financial Reporting

Management's report on the Company's internal control over financial reporting and the attestation report of Crowe, LLP,  the Company's independent registered public accounting firm, on internal control over financial reporting are under the headings “Management's Assessment of Internal Control over Financial Reporting,” and “Report of Independent Registered Public Accounting Firm,” in Item 8 of this report and are incorporated in this Item 9A by reference.

Item 9B.	Other Information.

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Additional Information

Additional information required in this item is incorporated by reference to our Proxy Statement for the Annual Meeting of Shareholders to be held on April 28, 2026, (“2026 Annual Meeting”) under the headings “Proposal 1: Election of Directors,” “Director Nominees for the Class of 2029.,” “Incumbent Directors,” “Non-Director Named Executive Officers,” and "Other Key Officers," and under the captions “Board Committees,” and “Delinquent Section 16(a) Reports.”

Our Standards of Conduct apply to all directors and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Standards of Conduct are available on the Investor Relations section of our website at www.firstcommunitybank.com. There have been no waivers of the Standards of Conduct for any officer.

There have been no material changes to the procedures by which shareholders may recommend nominees to our Board of Directors since the disclosure in our Proxy Statement filed with the SEC on March 10, 2025.

The Company adopted an Insider Trading Policy on January 23, 2024, a copy of which is available on the Investor Relations section of our website at www.firstcommunitybank.com and included as Exhibit 19.1 to this Form 10-K.

Item 11.	Executive Compensation.

The information required in this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting under the caption, “Board Committees,” and under the headings, “Compensation Discussion and Analysis,” “Director Compensation,” and “Pay Ratio Disclosure.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides information about compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	240,389	$35.09	758,476
Equity compensation plans not approved by security holders(2)	11,451	$26.21	—
Total	251,840		758,476

(1) Includes the 2022 Omnibus Equity Compensation Plan and 2012 Omnibus Equity Compensation Plan
(2) Includes the 1999 Stock Option Plan
(3) Shares are available for future issuance under the 2022 Omnibus Equity Compensation Plan.

Additional information required in this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting under the caption “Information on Stock Ownership.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required in this item is incorporated by reference to our Proxy Statement for the 2026 Annual Meeting under the caption “Independence of Directors” and “Related Person/Party Transactions.”

Item 14.	Principal Accounting Fees and Services.

The Independent Registered Public Accounting Firm is Crowe LLP (PCAOB Firm ID No.173) located in Washington, District of Columbia.  The information required by this item is incorporated by reference to our Proxy Statement for 2026 Annual Meeting under the heading, "Independent Registered Public Accounting Firm".

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

2.3	Agreement and Plan of Merger between First Community Bankshares, Inc. and Hometown Bancshares, Inc. by reference to Exhibit 2.1 of the Current Report on Form 8-K dated July 19, 2025 and filed July 21, 2025.
3.1	Articles of Incorporation of First Community Bankshares, Inc., incorporated by reference to Appendix B of the Definitive Proxy Statement on Form DEF 14A dated April 24, 2018, filed on March 13, 2018
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated and filed October 2, 2018.
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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

10.10**

Amended and Restated Deferred Compensation Plan for Directors of First Community Bancshares, Inc. and Affiliates, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K dated December 16, 2019, and filed December 19, 2019.

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

10.17**	Amended and Restated Employment Agreements between First Community Bankshares, Inc. and Sarah W. Harmon, incorporated by reference to Exhibit 10.5 of the Current Report on Form 8-K dated and filed on August 27, 2024.
10.18**	First Community Bankshares, Inc. 2022 Omnibus Equity Compensation Plan incorporated by reference to Exhibit 99.a of the Definitive Proxy Statement on Form DEF 14A dated April 26, 2022, filed on March 16, 2022.
10.19**	Amended Nonqualified Deferred Compensation Plan and Adoption Agreement, incorporated by reference to Exhibit 10.19 of the Annual Report on Form 10-K for the period ended December 31, 2024, filed on March 7, 2025.
19.1	First Community Bankshares, Inc. Insider Trading Policy, incorporated by reference to Exhibit 19.1 of the Annual Report on Form 10-K for the period ended December 31, 2024, filed on March 7, 2025.
21*	Subsidiaries of the Registrant
23.1*	Consent of Crowe, LLP Independent Registered Public Accounting Firm for First Community Bankshares, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1
First Community Bankshares, Inc. Compensation Recoupment Policy incorporated by reference as Exhibit 97.1 of the Annual Report on Form 10-K for the period ended December 31, 2023, filed on March 8, 2024.

101***

Inline interactive data files pursuant to Rule 405 of Regulation S-T: (i) Consolidated Balance Sheets as of December 31, 2025 and 2024; (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023; (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024, and 2023; (iv) Consolidated Statements of Stockholders' Equity for the years ended December 31, 2025, 2024, and 2023; (v) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023; and (vi) Notes to Consolidated Financial Statements

104	The cover page of First Community Bankshares, Inc. Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith
**	Indicates a management contract or compensation plan or agreement.
***	Submitted electronically herewith

(b)	Exhibits See Exhibit index included in Item 15(a)(3) of this Annual Report on Form 10-K..
(c)	Financial Statement Schedules See Item 15(a)(2) of this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of March, 2026.

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

Signature	Title	Date

/s/ William P. Stafford, II	Chairman and Chief Executive Officer and Director	March 6, 2026
William P. Stafford, II

/s/ David D. Brown	Chief Financial Officer	March 6, 2026
David D. Brown

/s/ Gary R. Mills	President and Director	March 6, 2026
Gary R. Mills

/s/ C. William Davis	Director	March 6, 2026
C. William Davis

/s/ Harriet B. Price	Director	March 6, 2026
Harriet B. Price

/s/ Beth A. Taylor	Director	March 6, 2026
Beth A. Taylor

/s/ M. Adam Sarver	Director	March 6, 2026
M. Adam Sarver