Form 10-Q
period 2026-03-31
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2026-05-08
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
or

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
☐ Yes ☑ No

As of May 7, 2026, there were 18,866,729 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations including tariffs or changes in trade policies;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the impact prolonged federal government shutdowns;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of continued changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest, or fee, income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits; and
●	increased or expanded competition from banks and other financial service providers in the Company's markets;
●	the Company's ability to effectively manage its liquidity and maintain adequate regulatory capital to support its business;
●	risks related to the development and use of artificial intelligence;
●	the effectiveness of the Company's risk management processes strategies and monitoring;
●	the Company’s success at managing the risks mentioned above.

This list of important factors is not exclusive. If one or more of the factors affecting these forward-looking statements proves incorrect, actual results, performance, or achievements could differ materially from those expressed in, or implied by, forward-looking statements contained in this Quarterly Report on Form 10-Q and other reports we file with the Securities and Exchange Commission. Therefore, the Company cautions you not to place undue reliance on forward-looking information and statements. The Company does not intend to update any forward-looking statements, whether written or oral, to reflect changes. These cautionary statements expressly qualify all forward-looking statements that apply to the Company including the risk factors presented in Part II, Item 1A, “Risk Factors,” of this Quarterly Report on Form 10-Q and Part I, Item 1A, “Risk Factors,” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2026	2025(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$117,500	$126,068
Federal funds sold	469,587	384,141
Interest-bearing deposits in banks	13,212	2,031
Total cash and cash equivalents	600,299	512,240
Debt securities available-for-sale, at fair value	267,522	132,688
Loans held for investment, net of unearned income	2,456,029	2,314,755
Allowance for credit losses	(33,543)	(30,761)
Loans held for investment, net	2,422,486	2,283,994
Premises and equipment, net	50,204	47,560
Interest receivable	9,856	8,720
Goodwill	145,672	143,946
Other intangible assets	18,841	11,098
Other assets	130,067	119,397
Total assets	$3,644,947	$3,259,643

Liabilities
Deposits
Noninterest-bearing	$959,555	$896,255
Interest-bearing	2,104,832	1,789,074
Total deposits	3,064,387	2,685,329
Securities sold under agreements to repurchase	3,181	1,214
Interest, taxes, and other liabilities	55,985	72,553
Total liabilities	3,123,553	2,759,096

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 28,693,730 shares issued and 18,861,295 outstanding at March 31, 2026; 27,662,570 shares issued and 18,334,787 outstanding at December 31, 2025	18,861	18,335
Additional paid-in capital	184,684	170,358
Retained earnings	325,439	319,368
Accumulated other comprehensive loss	(7,590)	(7,514)
Total stockholders' equity	521,394	500,547
Total liabilities and stockholders' equity	$3,644,947	$3,259,643

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands, except share and per share data)	2026	2025
Interest income
Interest and fees on loans	$31,722	$30,669
Interest on securities -- taxable	2,083	1,147
Interest on securities -- tax-exempt	115	91
Interest on deposits in banks	3,861	3,262
Total interest income	37,781	35,169
Interest expense
Interest on deposits	4,487	4,871
Interest on short-term borrowings	-	-
Total interest expense	4,487	4,871
Net interest income	33,294	30,298
Provision for credit losses	378	321
Net interest income after provision for credit losses	32,916	29,977
Noninterest income
Wealth management	1,299	1,162
Service charges on deposits	4,185	3,836
Other service charges and fees	3,943	3,340
(Loss) gain on sale of securities	(2)	-
Other operating income	2,032	1,891
Total noninterest income	11,457	10,229
Noninterest expense
Salaries and employee benefits	14,367	13,335
Occupancy expense	1,666	1,576
Furniture and equipment expense	1,573	1,575
Service fees	2,789	2,484
Advertising and public relations	873	1,055
Professional fees	238	372
Amortization of intangibles	846	524
FDIC premiums and assessments	415	362
Merger expenses	2,310	-
Other operating expense	3,660	3,661
Total noninterest expense	28,737	24,944
Income before income taxes	15,636	15,262
Income tax expense	3,609	3,444
Net income	$12,027	$11,818

Earnings per common share
Basic	$0.64	$0.64
Diluted	0.63	0.64
Weighted average shares outstanding
Basic	18,925,478	18,324,760
Diluted	19,032,945	18,451,321

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended
	March 31,
	2026	2025
(Amounts in thousands)
Net income	$12,027	$11,818
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized gains on debt securities	(94)	2,108
Reclassification adjustment for loss recognized in net income	(2)	-
Net unrealized gains (loss) on available-for-sale debt securities	(96)	2,108
Employee benefit plans:
Net actuarial gain (loss)	-	(5)
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	-	5
Net unrealized gains (losses) on employee benefit plans	-	-
Other comprehensive income, before tax	(96)	2,108
Income tax expense	(20)	442
Other comprehensive gain, net of tax	(76)	1,666
Total comprehensive income	$11,951	$13,484

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
March 31, 2026 and 2025

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	11,818	-	11,818
Other comprehensive loss	-	-	-	-	-	-	1,666	1,666
Common dividends declared -- $0.31per share and special dividend $2.07 per share	-	-	-	-	-	(43,579)	-	(43,579)
Common stock options exercised	-	-	4,877	5	115	-	-	120
Issuance of common stock to 401(k) plan	-	-	(15)	-	-	-	-	-
Balance March 31, 2025	-	$-	18,326,657	$18,327	$169,867	$317,728	$(9,505)	$496,417

Balance January 1, 2026	-	$-	18,334,787	$18,335	$170,358	$319,368	$(7,514)	$500,547
Hometown acquisition	-	-	1,029,314	1,029	34,044	-	-	35,073
Net income	-	-	-	-	-	12,027	-	12,027
Other comprehensive income	-	-	-	-	-	-	(76)	(76)
Common dividends declared -- $0.31 per share	-	-	-	-	-	(5,956)	-	(5,956)
Equity-based compensation expense	-	-	-	-	74	-	-	74
Common stock options exercised	-	-	1,846	2	35	-	-	37
Repurchase of common shares at $40.29 per share	-	-	(504,652)	(505)	(19,827)	-	-	(20,332)
Balance March 31, 2026	-	$-	$18,861,295	$18,861	$184,684	$325,439	$(7,590)	$521,394

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended
	March 31,
(Amounts in thousands)	2026	2025
Operating activities
Net income	$12,027	$11,818
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	378	321
Depreciation and amortization of premises and equipment	892	1,039
Accretion of discounts on investments	(11,419)	(339)
Amortization of intangible assets	846	524
Accretion on acquired loans	(490)	(556)
Equity-based compensation expense	74	-
Net loss on sale of premises and equipment, net	-	2
Net loss on sale of other real estate owned	-	80
Net loss on sale of securities	2	-
Increase in accrued interest receivable	(1,136)	(99)
Increase (decrease) in other operating activities	(12,535)	421
Net cash (used in) provided by operating activities	(11,361)	13,211
Investing activities
Proceeds from sale of securities available-for-sale	176,920	-
Proceeds from maturities, prepayments, and calls of securities available-for-sale	146,993	81,386
Payments to acquire securities available-for-sale	(277,040)	(38,748)
Net decrease in loans	29,530	32,555
Proceeds from the sale of FHLB stock, net	(157)	29
Cash provided by (used in) divestitures and acquisitions, net	28,545	-
Proceeds from sale of premises and equipment	45	-
Payments to acquire premises and equipment	(1,152)	(1,121)
Proceeds from sale of other real estate owned	-	143
Net cash provided by investing activities	103,684	74,244
Financing activities
Decrease in noninterest-bearing deposits, net	6,879	10,295
Increase (decrease) in interest-bearing deposits, net	14,455	(17,065)
Increase in securities sold under agreements to repurchase, net	653	2
Proceeds from stock options exercised	37	120
Payments for repurchase of common stock	(20,332)	-
Payments of common dividends	(5,956)	(43,579)
Net cash used in financing activities	(4,264)	(50,227)
Net increase in cash and cash equivalents	88,059	37,228
Cash and cash equivalents at beginning of period	512,240	377,454
Cash and cash equivalents at end of period	$600,299	$414,682

Supplemental disclosure -- cash flow information
Cash paid for interest	$4,459	$3,153
Cash paid for income taxes	5,685	-

Supplemental transactions -- noncash items
Increase (decrease) in other comprehensive income (loss), net of taxes	(76)	1,666
Noncash transactions related to merger
Assets acquired (excluding cash and cash equivalents)	365,261	-
Liabilities assumed	360,459	-

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

These unaudited interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 6, 2026. The condensed consolidated balance sheet as of December 31, 2025, has been derived from the audited consolidated financial statements.

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

Significant Accounting Policies

The Company’s significant accounting policies as presented in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of the Company’s 2025 Form 10-K remain unchanged except for the following recent accounting standards adopted described below.

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

In November 2025, the FASB issued ASU No. 2025-08, "Financial Instruments- Credit Losses (Topic 326): Purchased Loans".  The amendment simplifies accounting for acquired loans under the current expected credit losses (CECL) model by expanding use of the gross-up method to a new category of purchased seasonal loans (PSLs).   PSLs are acquired loans purchased more than 90 days after origination or acquired in a business combination.  For PSLs, an allowance for credit loss is to be recorded at acquisition with an equal increase to amortized cost and remove credit loss expense on acquisition date.  The ASU does not apply to credit cards, Topic 606 trade receivables, and debt securities.  ASU 2025-08 requires entities to apply the amendments prospectively to loans acquired on or after the initial application date and does not require retrospective restatement of prior periods.  The amendments in this update are effective for annual periods beginning after December 15, 2026, an early adoption is permitted for annual financial statements that have not yet been issued or made available.  The Company early adopted the provisions of ASU 2025-08 in connection with its merger of Hometown Bancshares, Inc., which was completed on January 23, 2026.  The Company applied the guidance prospectively to loans acquired in the transaction and will apply the guidance to any subsequent acquisitions occurring on or after initial adoption.  Due to the adoption of the standard the Company was not required to recognize a $2.98 million provision expense that would otherwise have been recorded.

Standards Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03, "Expense Disaggregation Disclosures (Topic 230): Disaggregation of Income Statement Expenses". The amendment requires disclosure of disaggregated information about specific expense categories underlying certain income statement expense line items.  The guidance is effective for the Company for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027.  Accordingly, the Company expects to adopt the standard in its annual financial statements for the year ending December 31, 2027, and in interim periods beginning in fiscal year 2028.

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

Note 2.  Acquisitions and Divestitures

On January 23, 2026 (the "Effective Time"), the Company completed its previously announced merger (the “Merger”) with Hometown Bancshares, Inc. a West Virginia corporation headquartered in Middlebourne, West Virginia (“Hometown”), pursuant to an Agreement and Plan of Merger (the “Agreement”) dated July 19, 2025, by and between the company and Hometown.  At the Effective Time, Hometown merged with and into the Company, with the Company as the surviving corporation in the Merger.

Immediately following the Merger, Union Bank, Inc., a wholly-owned subsidiary of Hometown, merged with and into First Community Bank, a wholly-owned subsidiary of the Company (the “Bank Merger”), with First Community Bank as the surviving bank in the Bank Merger.

Pursuant to the Agreement, each outstanding share of common stock of Hometown was converted into the right to receive 11.706 shares (the “Exchange Ratio”) of the Company's common stock, par value $1.00 per share, plus cash, without interest, in lieu of fractional shares.  In connection with the transaction, the Company issued 1,029,314 common shares.

Under the terms of the Agreement, all Hometown stock appreciation rights under a stock appreciation award (except certain stock appreciation rights that were unvested as of January 1, 2025) and all Hometown dividend equivalent rights granted under the Hometown Dividend Equivalent Incentive Plan that were outstanding immediately prior to the Effective Time, to the extent not vested, became fully vested, and were canceled. The holders of stock appreciation rights received a cash  payment equal to the number determined by multiplying (i) the excess, if any of (A) Average Closing Price (as defined in the Agreement) multiplied by (B) the Exchange Ratio over the applicable exercise price of the stock appreciation right, by (ii) the number of shares of Hometown common stock subject to the applicable stock appreciation right. The holders of dividend equivalent rights received a cash payment equal to the account value of the applicable dividend rights award. The stock appreciation rights that are unvested as of January 1, 2025, were assumed by the Company.

The transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed and consideration exchanged were recorded at estimated fair value on the acquisition date.  Fair values are preliminary and subject to refinement for up to a year after the closing date of the acquisition.  The Company incurred a total of $5.22 million in merger expenses related to the Hometown transaction, $2.91 million was recorded in 2025 and $2.31 million in the first quarter of 2026.  These costs were primarily related to data conversion, investment banking fees, and legal fees.

Goodwill arising from business combinations represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the fair value of the liabilities assumed.  The Hometown acquisition resulted in the Company recognizing $1.73 million in goodwill.

The primary identifiable intangible asset we typically record in connection with a whole bank or bank branch acquisition is the value of the core deposit intangibles which represents the estimated value of the long-term deposit relationships acquired in the transaction.  Determining the amount of identifiable intangible assets and their average lives involves multiple assumptions and estimates and is typically determined by performing a discounted cash flow analysis, which involves a combination of any or all of the following assumptions:  customer attrition/runoff, alternative funding costs, deposit servicing costs, and discount rates.  The core deposit intangibles are amortized over the estimated useful lives of the deposit accounts based on a method that we believe reasonably approximates the anticipated benefit stream from this intangible.  Core deposit intangibles for the Hometown transaction totaled $8.59 million.

When loans are acquired, due to the adoption of ASU 2025-08 in conjunction with ASU 2016-13 (CECL), the Company classifies acquired loans as either purchased credit deteriorated (“PCD”), purchased seasoned loans (“PSL”), or other non-PCD loans at the acquisition date. PCD loans, representing assets with more-than-insignificant credit deterioration since origination, and PSL loans, which meet the criteria for application of the gross-up approach under the new guidance, are both recorded by recognizing an allowance for credit losses as an adjustment to the amortized cost basis of the loans at acquisition, resulting in no initial impact to earnings. Subsequent changes in expected credit losses for these loans are recognized through provision expense in the periods in which they occur. Loans that do not meet the definition of PCD or PSL are recorded at fair value, typically determined using a discounted cash flow methodology incorporating assumptions such as discount rates, expected lives, prepayments, probability of default, and loss given default, with any resulting discount accreted into interest income over the estimated remaining life of the loans. An allowance for credit losses on these non-PCD loans is recognized through provision expense in the period of acquisition. This framework aligns the accounting for acquired loans more closely with their underlying credit characteristics while reducing earnings volatility at acquisition.  The fair value of purchased loans with credit deterioration was $11.05 million on the date of acquisition with the gross contractual amount totaling $12.66 million.   Purchased seasoned loans acquired had a fair value of $159.77 million with a gross contractual value of $161.58 million.

	As recorded by	Fair Value		As recorded by
(Amounts in thousands, except share data)	Hometown	Adjustments		the Company
Assets
Cash and cash equivalents	$28,547	$-		$28,547
Securities available for sale	171,138	(751)	( a )	170,387
Loans held for investment, net of allowance and mark	173,211	(2,166)	( b )	171,045
Premises and equipment	2,858	(401)	( c )	2,457
Other assets	10,863	1,919	( d ), ( e )	12,782
Goodwill	7,067	(7,067)	( f )	-
Intangible assets	-	8,590	( g )	8,590
Total assets	$393,684	$124		$393,808

LIABILITIES
Deposits:
Noninterest-bearing	$56,421	$-		$56,421
Interest-bearing	301,582	(278)	( h )	$301,304
Total deposits	358,003	(278)		357,725
Securities Sold Under Repo-Retail	1,314			1,314
Long term debt	-	-		-
Other liabilities	1,216	204	( i )	1,420
Total liabilities	360,533	(74)		360,459
Net identifiable assets acquired over (under) liabilities assumed	33,151	198		33,349
Goodwill	-	1,726		1,726
Net assets acquired over liabilities assumed	$33,151	$1,924		$35,075

Consideration:
First Community Bankshares, Inc. common stock issued				1,029,314
Purchase price per share of the Company's common stock				$34.075
Fair Value of Company common stock issued				35,074
Cash paid for fractional shares				1
Fair Value of total consideration transferred				$35,075

Explanation of fair value adjustments;

(a)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired investment portfolio.
(b)	Adjustment reflects the fair value adjustments of ($3.76) million based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for credit losses ("ACL") and deferred loan fees of $1.59 million as recorded by Hometown.
(c)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
(d)	Adjustment reflects the fair value adjustment based on the Company's evaluation of stocks with other banks of ($3) thousand.
(e)	Adjustment to record the deferred tax asset related to the fair value adjustments of $1.92 million.
(f)	Goodwill previously recorded on Hometown's financial statements was not carried forward.
(g)	Adjustment to record the core deposit intangible on the acquired deposit accounts.
(h)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the time deposit portfolio.
(i)	Adjustment reflects the reserve for unfunded commitments of ($46) thousand and a fair value adjustment based on the Company's evaluation of the Split-Dollar Policies of $250 thousand.

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	March 31, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,388	$-	$(5)	$1,383
U.S. Treasury securities	144,656	181	-	144,837
Municipal securities	8,861	2	(23)	8,840
Corporate notes	24,904	-	(310)	24,594
Agency mortgage-backed securities	97,867	171	(10,170)	87,868
Total	$277,676	$354	$(10,508)	$267,522

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,924	$5	$-	$10,929
Municipal securities	9,288	1	(27)	9,262
Corporate notes	24,890	-	(330)	24,560
Agency mortgage-backed securities	97,644	330	(10,037)	87,937
Total	$142,746	$336	$(10,394)	$132,688

There was no allowance for credit losses for debt securities as of  March 31, 2026 or  December 31, 2025; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $1.00 million and $681 thousand as of  March 31, 2026, and  December 31, 2025, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	March 31, 2026
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$168,422	$168,375
Due after one year but within five years	9,496	9,394
Due after five years but within ten years	1,891	1,885
	179,809	179,654
Agency mortgage-backed securities	97,867	87,868
Total debt securities available-for-sale	$277,676	$267,522

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	March 31, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,383	$(5)	$-	$-	$1,383	$(5)
Municipal securities	2,255	(7)	2,549	(16)	4,804	(23)
Corporate notes	-	-	24,593	(310)	24,593	(310)
Agency mortgage-backed securities	9,175	(77)	63,268	(10,093)	72,443	(10,170)
Total	$12,813	$(89)	$90,410	$(10,419)	$103,223	$(10,508)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$1,567	$(3)	$4,689	$(24)	$6,256	$(27)
Corporate notes	-	-	24,560	(330)	24,560	(330)
Agency mortgage-backed securities	3,909	(8)	64,951	(10,029)	68,860	(10,037)
Total	$5,476	$(11)	$94,200	$(10,383)	$99,676	$(10,394)

There were 87 individual debt securities in an unrealized loss position as of March 31, 2026, and the combined depreciation in value represented 3.93% of the debt securities portfolio. There were 85 individual debt securities in an unrealized loss position as of December 31, 2025, and their combined depreciation in value represented 7.83% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of March 31, 2026, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. There can be no assurance that we will not conclude in future periods that conditions existing at that time indicate some or all of its securities may be sold or would require a charge to earnings as a provision for credit losses in such periods.

The carrying amount of securities pledged for various purposes totaled $186.86  million as of March 31, 2026, and $ 29.85 million as of December 31, 2025.

During the first quarter of 2026, the Company sold some available-for-sale securities and recognized $2 thousand in gross realized losses.   The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025
(Amounts in thousands)
Gross realized gains	$-	$-
Gross realized losses	(2)	-
Net gain (loss) on sale of securities	$(2)	$-

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.33 million as of March 31, 2026, and $1.65 million as of December 31, 2025. Deferred loan fees, net of loan costs, totaled $5.85 million as of March 31, 2026, and $4.75 million as of December 31, 2025.

The table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $5.85 million and $4.75 million and unamortized discount related to loans acquired of $9.82 million and $11.45 million for March 31, 2026, and December 31, 2025, respectively.  Accrued interest receivable of $8.85 million as of  March 31, 2026, and $8.04 million as of  December 31, 2025, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	March 31, 2026		December 31, 2025
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, other land	$52,938	2.16%	$63,901	2.76%
Commercial and industrial	280,435	11.42%	243,983	10.54%
Multi-family residential	193,138	7.86%	191,486	8.27%
Single family non-owner occupied	200,895	8.18%	171,918	7.43%
Non-farm, non-residential	887,742	36.15%	838,458	36.22%
Agricultural	13,813	0.56%	13,464	0.58%
Farmland	12,702	0.52%	10,725	0.46%
Total commercial loans	1,641,663	66.84%	1,533,935	66.27%
Consumer real estate loans
Home equity lines	86,221	3.51%	82,764	3.58%
Single family owner occupied	665,087	27.08%	632,348	27.32%
Owner occupied construction	5,402	0.22%	5,605	0.24%
Total consumer real estate loans	756,710	30.81%	720,717	31.14%
Consumer and other loans
Consumer loans	55,328	2.25%	58,453	2.53%
Other	2,328	0.09%	1,650	0.07%
Total consumer and other loans	57,656	2.35%	60,103	2.60%
Total loans held for investment, net of unearned income	$2,456,029	100.00%	$2,314,755	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	March 31, 2026
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$52,521	$118	$299	$-	$-	$52,938
Commercial and industrial	273,263	3,098	4,074	-	-	280,435
Multi-family residential	191,650	876	612	-	-	193,138
Single family non-owner occupied	192,573	1,394	6,928	-	-	200,895
Non-farm, non-residential	869,317	12,165	6,260	-	-	887,742
Agricultural	10,519	2,840	454	-	-	13,813
Farmland	10,464	1,349	889	-	-	12,702
Consumer real estate loans
Home equity lines	83,803	270	2,148	-	-	86,221
Single family owner occupied	646,087	1,406	17,594	-	-	665,087
Owner occupied construction	5,402	-	-	-	-	5,402
Consumer and other loans
Consumer loans	54,420	-	908	-	-	55,328
Other	2,328	-	-	-	-	2,328
Total loans	$2,392,347	$23,516	$40,166	$-	$-	$2,456,029

	December 31, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$63,434	$119	$348	$-	$-	$63,901
Commercial and industrial	239,949	672	3,362	-	-	243,983
Multi-family residential	191,337	25	124	-	-	191,486
Single family non-owner occupied	165,489	1,250	5,179	-	-	171,918
Non-farm, non-residential	821,442	11,326	5,690	-	-	838,458
Agricultural	10,377	2,909	178	-	-	13,464
Farmland	9,595	224	906	-	-	10,725
Consumer real estate loans
Home equity lines	79,937	415	2,412	-	-	82,764
Single family owner occupied	613,279	1,364	17,705	-	-	632,348
Owner occupied construction	5,605	-	-	-	-	5,605
Consumer and other loans
Consumer loans	57,504	-	949	-	-	58,453
Other	1,650	-	-	-	-	1,650
Total loans	$2,259,598	$18,304	$36,853	-	-	$2,314,755

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction, development and other land
Pass	$3,475	$12,652	$7,006	$4,657	$7,568	$16,965	$198	$52,521
Special mention	-	-	-	-	-	118	-	118
Substandard	-	-	161	110	-	28	-	299
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$3,475	$12,652	$7,167	$4,767	$7,568	$17,111	$198	$52,938
Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$1
Commercial and industrial
Pass	$16,122	$70,757	$51,943	$25,684	$42,809	$23,898	$42,050	$273,263
Special mention	71	241	2,461	58	232	35	-	3,098
Substandard	49	345	1,116	457	839	1,141	127	4,074
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$16,242	$71,343	$55,520	$26,199	$43,880	$25,074	$42,177	$280,435
Current period gross write-offs	$-	$26	$-	$-	$29	$6	$-	$61
Multi-family residential
Pass	$7,183	$17,216	$2,919	$7,624	$74,456	$79,594	$2,658	$191,650
Special mention	-	-	-	-	-	876	-	876
Substandard	-	-	327	-	258	27	-	612
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$7,183	$17,216	$3,246	$7,624	$74,714	$80,497	$2,658	$193,138
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$22,266	$75,390	$39,975	$68,283	$230,571	$417,222	$15,610	$869,317
Special mention	-	-	1,387	-	2,643	8,067	68	12,165
Substandard	-	283	594	20	388	4,886	89	6,260
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$22,266	$75,673	$41,956	$68,303	$233,602	$430,175	$15,767	$887,742
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Agricultural
Pass	$2,124	$3,085	$342	$1,060	$833	$2,395	$680	$10,519
Special mention	-	-	-	-	229	2,611	-	2,840
Substandard	-	-	-	202	240	12	-	454
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$2,124	$3,085	$342	$1,262	$1,302	$5,018	$680	$13,813
Current period gross write-offs	$-	$-	$-	$-	$-	$3	$-	$3
Farmland
Pass	$322	$974	$1,077	$921	$742	$5,384	$1,044	$10,464
Special mention	-	-	-	-	-	1,349	-	1,349
Substandard	-	-	-	-	-	889	-	889
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$322	$974	$1,077	$921	$742	$7,622	$1,044	$12,702
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Home equity lines
Pass	$-	$489	$228	$267	$1,001	$3,847	$77,971	$83,803
Special mention	-	-	-	-	-	78	192	270
Substandard	-	-	-	34	12	1,734	368	2,148
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$-	$489	$228	$301	$1,013	$5,659	$78,531	$86,221
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$11	$11
Single family Mortgage
Pass	$22,872	$63,418	$24,469	$47,394	$146,956	$531,783	$1,768	$838,660
Special mention	-	-	-	-	198	2,602	-	2,800
Substandard	31	61	777	1,224	3,769	18,660	-	24,522
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$22,903	$63,479	$25,246	$48,618	$150,923	$553,045	$1,768	$865,982
Current period gross write-offs	$-	$-	$-	$-	$51	$35	$-	$86
Owner occupied construction
Pass	$-	$3,607	$1,344	$25	$48	$378	$-	$5,402
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$-	$3,607	$1,344	$25	$48	$378	$-	$5,402
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$3,045	$12,077	$9,754	$9,800	$10,525	$3,977	$7,570	$56,748
Special mention	-	-	-	-	-	-	-	-
Substandard	-	27	177	132	189	355	28	908
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$3,045	$12,104	$9,931	$9,932	$10,714	$4,332	$7,598	$57,656
Current period gross write-offs	$532	$69	$138	$153	$197	$85	$43	$1,217

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total loans
Pass	$77,409	$259,665	$139,057	$165,715	$515,509	$1,085,443	$149,549	$2,392,347
Special mention	71	241	3,848	58	3,302	15,736	260	23,516
Substandard	80	716	3,152	2,179	5,695	27,732	612	40,166
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$77,560	$260,622	$146,057	$167,952	$524,506	$1,128,911	$150,421	$2,456,029
Current period gross write-offs	$532	$95	$138	$153	$277	$130	$54	$1,379

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,413	$8,406	$2,349	$27,258	$11,630	$4,302	$76	$63,434
Special Mention	-	-	-	-	-	119	-	119
Substandard	-	162	110	-	-	76	-	348
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,413	$8,568	$2,459	$27,258	$11,630	$4,497	$76	$63,901
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$67,302	$51,979	$23,184	$38,494	$3,688	$13,398	$41,904	$239,949
Special Mention	138	75	59	166	-	75	159	672
Substandard	144	629	314	892	518	689	176	3,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$67,584	$52,683	$23,557	$39,552	$4,206	$14,162	$42,239	$243,983
Current period gross write-offs	$20	$82	$175	$228	$115	$559		$1,179
Multi-family residential
Pass	$11,385	$673	$9,176	$72,897	$39,194	$56,176	$1,836	$191,337
Special Mention	-	-	-	-	-	25	-	25
Substandard	-	-	-	93	-	31	-	124
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,385	$673	$9,176	$72,990	$39,194	$56,232	$1,836	$191,486
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$70,136	$36,383	$68,826	$208,994	$122,622	$301,436	$13,045	$821,442
Special Mention	-	434	-	2,667	3,669	4,489	67	11,326
Substandard	286	596	21	396	1,617	2,774	-	5,690
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$70,422	$37,413	$68,847	$212,057	$127,908	$308,699	$13,112	$838,458
Current period gross write-offs	$-	$-	$-	$56	$-	$24	$-	$80
Agricultural
Pass	$3,227	$439	$1,959	$1,360	$692	$1,907	$793	$10,377
Special Mention	-	-	-	234	135	2,540	-	2,909
Substandard	-	-	84	74	18	2	-	178
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$3,227	$439	$2,043	$1,668	$845	$4,449	$793	$13,464
Current period gross write-offs	$-	$-	$117	$45	$-	$-	$-	$162
Farmland
Pass	$902	$829	$896	$699	$1,151	$3,955	$1,163	$9,595
Special Mention	-	-	-	-	94	130	-	224
Substandard	-	-	-	-	-	906	-	906
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$902	$829	$896	$699	$1,245	$4,991	$1,163	$10,725
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$489	$231	$299	$1,053	$74	$3,459	$74,332	$79,937
Special Mention	-	-	-	-	-	229	186	415
Substandard	-	-	35	13	49	1,646	669	2,412
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$489	$231	$334	$1,066	$123	$5,334	$75,187	$82,764
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$42	$42
Single family Mortgage
Pass	$53,580	$16,131	$41,767	$140,463	$185,508	$339,851	$1,468	$778,768
Special Mention	-	-	-	-	377	2,237	-	2,614
Substandard	63	7	811	2,598	1,968	17,437	-	22,884
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$53,643	$16,138	$42,578	$143,061	$187,853	$359,525	$1,468	$804,266
Current period gross write-offs	$-	$-	$53	$-	$56	$49	$-	$158
Owner occupied construction
Pass	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$13,061	$10,349	$10,916	$12,025	$4,171	$1,061	$7,571	$59,154
Special Mention	-	-	-	-	-	-	-	-
Substandard	19	108	183	199	129	280	31	949
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$13,080	$10,457	$11,099	$12,224	$4,300	$1,341	$7,602	$60,103
Current period gross write-offs	$2,018	$596	$1,003	$1,101	$407	$95	$209	$5,429

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total loans
Pass	$231,484	$128,569	$159,398	$503,292	$368,877	$725,790	$142,188	$2,259,598
Special mention	138	509	59	3,067	4,275	9,844	412	18,304
Substandard	512	1,502	1,558	4,265	4,299	23,841	876	36,853
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$232,134	$130,580	$161,015	$510,624	$377,451	$759,475	$143,476	$2,314,755
Current period gross write-offs	$2,038	$678	$1,348	$1,430	$578	$727	$251	$7,050

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	March 31, 2026			December 31, 2025
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$121	$-	$121	$133	$-	$133
Commercial and industrial	2,166	-	2,166	1,318	-	1,318
Multi-family residential	612	-	612	124	-	124
Single family non-owner occupied	2,389	-	2,389	1,003	-	1,003
Non-farm, non-residential	1,454	-	1,454	1,273	-	1,273
Agricultural	105	-	105	84	-	84
Farmland	217	-	217	220	-	220
Consumer real estate loans	-
Home equity lines	1,147	-	1,147	901	-	901
Single family owner occupied	8,853	-	8,853	8,256	-	8,256
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	608	-	608	629	-	629
Total nonaccrual loans	$17,672	$-	$17,672	$13,941	$—	$13,941

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the first quarter of 2026 or 2025.

The following tables presents the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	March 31, 2026
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$16	$-	$118	$134	$52,804	$52,938	$-
Commercial and industrial	5,502	317	1,855	7,674	272,761	280,435	-
Multi-family residential	952	-	326	1,278	191,860	193,138	-
Single family non-owner occupied	1,899	514	1,083	3,496	197,399	200,895	-
Non-farm, non-residential	2,119	459	531	3,109	884,633	887,742	-
Agricultural	120	29	95	244	13,569	13,813	-
Farmland	104	-	-	104	12,598	12,702	-
Consumer real estate loans
Home equity lines	576	384	409	1,369	84,852	86,221	-
Single family owner occupied	4,964	2,473	2,182	9,619	655,468	665,087	-
Owner occupied construction	-	-	-	-	5,402	5,402	-
Consumer and other loans
Consumer loans	1,599	467	290	2,356	52,972	55,328	-
Other	-	-	-	-	2,328	2,328	-
Total loans	$17,851	$4,643	$6,889	$29,383	$2,426,646	$2,456,029	$-

	December 31, 2025
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$207	$-	$130	$337	$63,564	$63,901	-
Commercial and industrial	1,423	297	1,271	2,991	240,992	243,983	-
Multi-family residential	375.00	-	-	375.00	191,111	191,486	-
Single family non-owner occupied	1,691	292	491	2,474	169,444	171,918	-
Non-farm, non-residential	2,336	-	658	2,994	835,464	838,458	-
Agricultural	73	3	81	157	13,307	13,464	-
Farmland	16	-	-	16	10,709	10,725	-
Consumer real estate loans
Home equity lines	909	397	212	1,518	81,246	82,764	-
Single family owner occupied	5,166	1,518	2,338	9,022	623,326	632,348	-
Owner occupied construction	-	-	-	-	5,605	5,605	-
Consumer and other loans
Consumer loans	1,955	681	305	2,941	55,512	58,453	-
Other	-	-	-	-	1,650	1,650	-
Total loans	$14,151	$3,188	$5,486	$22,825	$2,291,930	$2,314,755	-

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss can be measured based on the fair value of the collateral. As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset. For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The Company had no collateral-dependent loans as of March 31, 2026 or December 31, 2025.

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

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	March 31, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$748	0.08%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	631	0.09%	Deferred principal to loan maturity.
Single Family Non Owner Occupied	16	0.01%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	12	0.00%	Deferred 6 months of interest to loan maturity.
Total	$1,407

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	March 31, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$68	0.01%	Extended term 10.5 years.
Commercial & Industrial	72	0.03%	Delayed repayment of P & I.
Consumer	20	0.04%	Delayed repayment of P & I for 60 months.
Total	$160

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	March 31, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$1,020	0.15%	Reduced interest income and extended time to recover principal.
Non Farm, Non Residential Property	58	0.01%	Reduced interest income and extended time to recover principal.
Consumer	4	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$1,082

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	March 31, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$87	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$87

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non Farm, Non Residential Property	$594	0.07%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	647	0.10%	Deferred Principal to loan maturity.
Single Family Non Owner Occupied	20	0.01%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	12	0.01%	Deferred 6 months of interest to loan maturity.
Total	$1,273

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$68	0.01%	Extended term by 10.5 years.
Commercial & Industrial	32	0.01%	Delayed repayment of P & I for 24-46 months.
Total	$100

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$976	0.15%	Reduced interest income and extended time to recover principal.
Consumer	4	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$980

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$89	0.01%	Reduced interest rate from 3.15% to 1.95%
Total	$89

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  March 31, 2026, or  December 31, 2025.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	March 31, 2026
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non Farm, Non Residential Property	$745	$61	$-
Single Family Owner Occupied	1,527	217	62
Single Family Non Owner Occupied	16	-	-
Agricultural	-	-	-
Commercial & Industrial	84	-	-
Consumer	24	-	-
Home Equity	-	-	-
Total	$2,396	$278	$62

	December 31, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non Farm, Non Residential Property	$594	$-	$-
Single Family Owner Occupied	1,358	401	21
Single Family Non Owner Occupied	-	20	-
Commercial & Industrial	44	-	-
Consumer	4	-	-
Home Equity	-	-	-
Total	$2,000	$421	$21

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	March 31, 2026	December 31, 2025
(Amounts in thousands)
OREO	$-	$-

OREO secured by residential real estate	$-	$-
Residential real estate loans in the foreclosure process (1)	$2,041	$2,687

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended March 31, 2026
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$16,114	$10,886	$3,761	$30,761
Allowance for credit losses - loan commitments	186	137	32	355
Total allowance for credit losses beginning of year	16,300	11,023	3,793	31,116
Allowance recorded on acquired loans - Hometown	2,152	880	181	3,213
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(472)	106	666	300
Provision for (recovery of) credit losses - loan commitments	63	14	1	78
Total (recovery of) provision for credit losses - loans and loan commitments	(409)	120	667	378
Charge-offs	(78)	(84)	(1,217)	(1,379)
Recoveries	182	91	375	648
Net recoveries (charge-offs)	104	7	(842)	(731)
Allowance for credit losses - loans	17,898	11,879	3,766	33,543
Allowance for credit losses - loan commitments	249	151	33	433
Ending balance	$18,147	$12,030	$3,799	$33,976

	Three Months Ended March 31, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(59)	(307)	716	350
(Recovery of) provision for credit losses - loan commitments	(17)	(6)	(6)	(29)
Total (recovery of) provision for credit losses - loans and loan commitments	(76)	(313)	710	321
Charge-offs	(533)	(6)	(1,459)	(1,998)
Recoveries	82	126	399	607
Net recoveries (charge-offs)	(451)	120	(1,060)	(1,391)
Allowance for credit losses - loans	19,908	9,720	4,156	33,784
Allowance for credit losses - loan commitments	154	132	26	312
Ending balance	$20,062	$9,852	$4,182	$34,096

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	March 31, 2026	December 31, 2025
(Amounts in thousands)
Noninterest-bearing demand deposits	$959,555	$896,255
Interest-bearing deposits:
Interest-bearing demand deposits	850,573	684,245
Money market accounts	377,475	323,808
Savings deposits	658,581	580,653
Certificates of deposit	144,422	129,235
Individual retirement accounts	73,781	71,133
Total interest-bearing deposits	2,104,832	1,789,074
Total deposits	$3,064,387	$2,685,329

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	March 31, 2026		December 31, 2025
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$3,181	1.44%	$1,214	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of March 31, 2026, or  December 31, 2025.

Unused borrowing capacity with the FHLB totaled $299.05 million, net of FHLB letters of credit of $126.24 million, as of March 31, 2026. As of March 31, 2026, the Company maintains $425.80 million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of March 31, 2026, and December 31, 2025.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	March 31, 2026			December 31, 2025
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,514	$46	$-	$2,637	$41	$-
Total derivatives	$2,514	$46	$-	$2,637	$41	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended March 31,
(Amounts in thousands)	2026	2025	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(9)	$(16)	Interest and fees on loans
Total derivative (income) expense	$(9)	$(16)

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

	Three Months Ended March 31,
	2026	2025	Income Statement Location
(Amounts in thousands)
Interest cost	$101	$95	Other expense
Amortization of prior service cost	-	-	Other expense
Amortization of losses	-	5	Other expense
Net periodic cost	$101	$100

Note 11. Earnings per Share

The following table presents the calculation of basic earnings per common share for the periods indicated.  The Company has no anti-dilutive potential common shares for the periods presented.

	Three Months Ended
	March 31,
	2026	2025
(Amounts in thousands, except share and per share data)
Net income	$12,027	$11,818

Weighted average common shares outstanding, basic	18,925,478	18,324,760
Dilutive effect of potential common shares
Stock options and awards	27,306	30,724
Restricted stock units	80,161	95,837
Total dilutive effect of potential common shares	107,467	126,561
Weighted average common shares outstanding, diluted	19,032,945	18,451,321

Basic earnings per common share	$0.64	$0.64
Diluted earnings per common share	0.63	0.64

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended March 31, 2026
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(7,945)	$431	$(7,514)
Other comprehensive income before reclassifications	(75)	-	(75)
Reclassified from AOCI	(1)	-	(1)
Other comprehensive income, net	(76)	-	(76)
Ending balance	$(8,021)	$431	$(7,590)

	Three Months Ended March 31, 2025
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,723)	$552	$(11,171)
Other comprehensive loss before reclassifications	1,666	(4)	1,662
Reclassified from AOCI	-	4	4
Other comprehensive loss, net	1,666	-	1,666
Ending balance	$(10,057)	$552	$(9,505)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended
	March 31,		Income Statement
(Amounts in thousands)	2026	2025	Line Item Affected
Available-for-sale securities
Gain recognized	$(2)	$-	Net loss on sale of securities
Reclassified out of AOCI, before tax	(2)	-	Income before income taxes
Income tax expense	-	-	Income tax expense
Reclassified out of AOCI, net of tax	(2)	-	Net income
Employee benefit plans
Amortization of prior service cost	$-	$-	Salaries and employee benefits
Amortization of net actuarial benefit cost	-	5	Salaries and employee benefits
Reclassified out of AOCI, before tax	-	5	Income before income taxes
Income tax expense	-	1	Income tax expense
Reclassified out of AOCI, net of tax	-	4	Net income
Total reclassified out of AOCI, net of tax	$(2)	$4	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2026
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,383	$-	$1,383	$-
U.S. Treasury securities	144,837	$-	144,837	$-
Municipal securities	8,840	-	8,840	-
Corporate Notes	24,594	-	24,594	-
Agency mortgage-backed securities	87,868	-	87,868	-
Total available-for-sale debt securities	267,522	-	267,522	-
Equity securities	55	-	55	-
Fair value loans	2,468	-	-	2,468
Derivative assets	46	-	46	-
Deferred compensation assets	11,946	11,946	-	-
Deferred compensation liabilities	13,412	13,412	-	-

	December 31, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,929	$-	$10,929	$-
Municipal securities	9,262	-	9,262	-
Corporate notes	24,560	-	24,560	-
Agency mortgage-backed securities	87,937	-	87,937	-
Total available-for-sale debt securities	132,688	-	132,688	-
Equity securities	55	-	55	-
Fair value loans	2,596	-	-	2,596
Derivative assets	41	-	41	-
Deferred compensation assets	10,951	10,951	-	-
Deferred compensation liabilities	12,479	12,479	-	-

Assets Measured at Fair Value on a Nonrecurring Basis

Collateral Dependent Loans and OREO:  The Fair value of collateral dependent loans and OREO is measured on a nonrecurring basis using Level 3 inputs, which typically include appraised values of collateral, adjusted for estimated selling costs and other qualitative factors. The Company had no collateral-dependent loans or OREO measured at fair value on a nonrecurring basis as of March 31, 2026 or December 31, 2025.

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	March 31, 2026
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$600,299	$600,299	$600,299	$-	$-
Debt securities available-for-sale	267,522	267,522	-	267,522	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,422,486	2,247,211	-	-	2,247,211
Derivative financial assets	46	46	-	46	-
Interest receivable	9,856	9,856	-	1,003	8,853
Deferred compensation assets	11,946	11,946	11,946	-	-

Liabilities
Time deposits	218,203	217,211	-	217,211	-
Securities sold under agreements to repurchase	3,181	3,181	-	3,181	-
Interest payable	597	597	-	597	-
Deferred compensation liabilities	13,412	13,412	13,412	-	-

	December 31, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$512,240	$512,240	$512,240	$-	$-
Debt securities available-for-sale	132,688	132,688	-	132,688	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,283,994	2,105,996	-	-	2,105,996
Interest receivable	8,720	8,720	-	681	8,039
Deferred compensation assets	10,951	10,951	10,951	-	-
Derivative assets	41	41	-	41	-

Liabilities
Time deposits	200,368	198,815	-	198,815	-
Securities sold under agreements to repurchase	1,214	1,214	-	1,214	-
Interest payable	570	570	-	570	-
Deferred compensation liabilities	12,479	12,479	12,479	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	March 31, 2026	December 31, 2025
(Amounts in thousands)
Commitments to extend credit	$288,346	$263,912
Standby letters of credit and financial guarantees(1)	130,008	127,073
Total off-balance sheet risk	$418,354	390,985

(1)	Includes FHLB letters of credit

Note 15. Segment Information

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our financial condition, changes in financial condition, and results of operations. MD&A contains forward-looking statements and should be read in conjunction with our consolidated financial statements, accompanying notes, and other financial information included in this report and our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”). Unless the context suggests otherwise, the terms “First Community,” “Company,” “we,” “our,” and “us” refer to First Community Bankshares, Inc. and its subsidiaries as a consolidated entity.

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution. As of March 31, 2026, the Bank operated 61 branches in Virginia, West Virginia, North Carolina and Tennessee. As of March 31, 2026, full-time equivalent employees, calculated using the number of hours worked, totaled 610.  Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of March 31, 2026, the Trust Division and FCWM managed and administered $1.77 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Developments

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

Pursuant to the Agreement, each outstanding share of common stock of Hometown was converted into the right to receive 11.706 shares (the “Exchange Ratio”) of the Company's common stock, par value $1.00 per share, plus cash, without interest, in lieu of fractional shares.  In connection with the transaction, the Company issued 1,029,314 common shares.

Under the terms of the Agreement, all Hometown stock appreciation rights under a stock appreciation award (except certain stock appreciation rights that were unvested as of January 1, 2025) and all Hometown dividend equivalent rights granted under the Hometown Dividend Equivalent Incentive Plan that were outstanding immediately prior to the Effective Time, to the extent not vested, became fully vested, and were canceled. The holders of stock appreciation rights received a cash  payment equal to the number determined by multiplying (i) the excess, if any of (A) Average Closing Price (as defined in the Agreement) multiplied by (B) the Exchange Ratio over the applicable exercise price of the stock appreciation right, by (ii) the number of shares of Hometown common stock subject to the applicable stock appreciation right. The holders of dividend equivalent rights received a cash payment equal to the account value of the applicable dividend rights award. The stock appreciation rights that are unvested as of January 1, 2025, were assumed by the Company.

Acquisition details are described in Note 2, "Acquisitions and Divestitures" of Part I, of this Quarterly Report on Form 10Q.

Critical Accounting Policies

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

Our accounting policies are fundamental in understanding MD&A and the disclosures presented in Item 1, “Financial Statements,” of this Quarterly Report on Form 10-Q. Our accounting policies are described in detail in Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2025 Form 10-K. Our critical accounting estimates are detailed in the “Critical Accounting Policies” section in Part II, Item 7 of our 2025 Form 10-K.

Performance Overview

Highlights of our results of operations for the three months ended March 31, 2026, and financial condition as of March 31, 2026, include the following:

●	Net income of $12.03 million for the first quarter of 2026, was an increase of $209 thousand, or 1.77%, from the same quarter of 2025.
●	When adjusted for merger and non-recurring expenses, net income of $13.83 million was an increase of $2.01 million, or 17.02%, from the same period in 2025.
●	Net interest margin remained strong at 4.37% in the first quarter of 2026, up 3 basis points from the first quarter of 2025. Net interest rate spread increased 11 basis points to 4.05%, driving a $3.05 million, or 10.02%, increase in tax-equivalent net interest income. The improvement was primarily driven by an increase in the average balance of interest earnings assets and lower funding cost yields. Average earnings assets increased $263.04 million, or 9.26%, contributing $2.67 million in additional interest income, while the yield of interest-bearing deposits declined 19 basis points, reducing interest expense by $393 thousand, or 8.07%.
●	Net interest income after provision for loan losses increased $2.94 million, or 9.80%, compared to March 31, 2025. The increase is attributable to an increase in average earnings assets and decreased funding costs.
●	Noninterest income increased approximately $1.23 million, or 12.00%, when compared to the same quarter of 2025. The increase is attributable primarily to an increase in other service charges and fees of $603 thousand, or 18.05%, and service charges on deposits of $349 thousand, or 9.10%. Noninterest expense increased $3.79 million, or 15.21%, when compared to the same period of 2025. The increase is attributable to merger expenses of $2.31 million and an increase in salaries and benefits of $1.03 million, or 7.74%. The merger expense is related to the recent acquisition of Hometown Bancshares, Inc. ("Hometown").
●	Annualized return on average assets ("ROA") was 1.39% for the first quarter of 2026 compared to 1.49% for the same period of 2025. Annualized return on average common equity ("ROE") was 9.29% for the first quarter of 2026 compared to 9.49% for the same period of 2025.
●	When adjusted for merger and non-recurring expenses, ROA was 1.60% for the first quarter of 2026 and ROE was 10.69%. Return on average tangible common equity continues to remain strong at 15.48% for the first quarter of 2026.
●	The Company completed the strategic acquisition of Hometown on January 23, 2026. Total assets of $393.81 million were acquired in the transaction increasing the Company's consolidated assets to $3.64 billion on March 31, 2026. In addition, the Company issued 1.03 million common shares in the purchase resulting in an increase in capital of $35.07 million. The purchase transaction created $1.73 million goodwill and $8.59 million in other intangible assets. Other major balance sheet components increased in the transaction with $171.04 million acquired loans and $357.72 million in deposits.
●	The Company's loan portfolio increased $141.27 million, or 6.10%, from year end 2025. Excluding the Hometown transaction, the loan portfolio decreased approximately $29.77 million, or 1.29%. Loan production for the first quarter of 2026 was $105.07 million, an increase of $27.16 million over first quarter of 2025.
●	Deposits increased $379.06 million, or 14.21%, from December 31, 2025. Excluding the Hometown transaction, deposits increased $21.33 million, or 0.79%.
●	The Company repurchased 504,652 common shares for a total cost of $20.33 million during the first quarter of 2026. Shares repurchase activity was suspended in the third quarter of 2025 in anticipation of the acquisition of Hometown Bancshares, Inc. and resumed upon its completion in the first quarter of 2026.
●	Non-performing loans to total loans decreased to 0.72%, a 0.12% reduction when compared with the same quarter of 2025. The company experienced net charge-offs for the first quarter of 2026 or $731 thousand, or 0.12%, of annualized average loans, compared to net charge-offs of $1.39 million, or 0.24%, of annualized average loans for the same period in 2025.
●	The allowance for credit losses increased $2.78 million, primarily driven by the $3.21 million impact of the Hometown transaction. The allowance for credit losses to total loans was 1.37% on March 31, 2026, compared to 1.42% on March 31,2025.
●	Book value per share on March 31, 2026, was $27.64, an increase of $0.34 from year-end 2025.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended
(Amounts in thousands, except per	March 31,		Increase
share data)	2026	2025	(Decrease)	% Change

Net income	$12,027	$11,818	$209	1.77%

Basic earnings per common share	0.64	0.64	-	0.00%
Diluted earnings per common share	0.63	0.64	(0.01)	-1.56%

Return on average assets	1.39%	1.49%	-0.10%	-6.71%
Return on average common equity	9.29%	9.49%	-0.20%	-2.11%

Three-Month Comparison.

Net income increased $209 thousand, or 1.77%, in the first quarter of 2026 compared to the same period in 2025.  The increase is primarily attributable to a $2.94 million, or 9.80%, increase in net interest income after provision for loan losses and a $1.23 million, or 12%, increase in noninterest income.  These increases were partially offset by a $3.79 million, or 15.21%, increase in noninterest expense.  The increase in noninterest expense was primarily driven by $2.31 million of merger-related expenses associated with the completed Hometown acquisition and a $1.03 million increase in salaries and employee benefits.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended March 31,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,434,351	$31,854	5.31%	$2,395,068	$30,757	5.21%
Securities available-for-sale	258,621	2,224	3.49%	149,266	1,261	3.43%
Interest-bearing deposits	410,338	3,865	3.82%	295,939	3,262	4.47%
Total earning assets	3,103,310	37,943	4.96%	2,840,273	35,280	5.04%
Other assets	413,222			373,791
Total assets	$3,516,532			$3,214,064

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$780,138	$417	0.22%	$658,651	$180	0.11%
Savings deposits	997,222	3,097	1.26%	891,148	3,311	1.51%
Time deposits	216,089	964	1.81%	238,254	1,380	2.35%
Total interest-bearing deposits	1,993,449	4,478	0.91%	1,788,053	4,871	1.10%
Borrowings
Retail repurchase agreements	2,565	9	1.44%	1,071	-	0.06%
Total borrowings	2,565	9	1.44%	1,071	-	0.06%
Total interest-bearing liabilities	1,996,014	4,487	0.91%	1,789,124	4,871	1.10%
Noninterest-bearing demand deposits	933,084			859,988
Other liabilities	62,507			60,167
Total liabilities	2,991,605			2,709,279
Stockholders' equity	524,927			504,785
Total liabilities and stockholders' equity	$3,516,532			$3,214,064
Net interest income, FTE(1)		$33,456			$30,409
Net interest rate spread			4.05%			3.94%
Net interest margin, FTE(1)			4.37%			4.34%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $490 thousand and $556 thousand for the three months ended March 31, 2026 and 2025, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended
	March 31, 2026 Compared to 2025
	Dollar Increase (Decrease) due to
			Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$504	$583	$10	$1,097
Securities available-for-sale	924	23	16	963
Interest-bearing deposits with other banks	1,261	(475)	(183)	603
Total interest earning assets	2,689	131	(157)	2,663

Interest paid on
Demand deposits	33	172	32	237
Savings deposits	394	(544)	(64)	(214)
Time deposits	(128)	(317)	29	(416)
Retail repurchase agreements	-	4	5	9
Total interest-bearing liabilities	299	(685)	2	(384)

Change in net interest income (1)	$2,390	$816	$(159)	$3,047

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income represented 74.40% of total net interest and noninterest income in the first quarter of 2026, compared to 74.76% in the same quarter of 2025. On a GAAP basis, net interest income increased $3.00 million, or 9.89%, while on a fully taxable equivalent ("FTE") basis, it increased $3.05 million, or 10.02%.  The FTE net interest margin increased 3 basis points, and the net interest spread increased 11 basis points, or 2.79%.   These improvements were primarily driven by growth in average interest- earning assets and lower funding costs.

Average earning assets increased by $263.04 million, or 9.26%, driven by increases of $114.40 million in interest-bearing deposits, $109.35 million in securities available-for-sale and $39.28 million in loans.  Although the average yield on earning assets declined 8 basis points, interest income increased $2.66 million, or 7.55%, reflecting higher asset volumes.  The average loan to deposit ratio decreased from 90.45% to 83.18%, compared to the first quarter of 2025.  Non-cash accretion income totaled $490 thousand compared to $556 thousand in the prior-year period.

Average interest-bearing liabilities, consisting of interest-bearing deposits and borrowings, increased $206.89 million, or 11.56%.  However, due to a 19-basis point, or 17.27%, decline in cost of funds, interest expense decreased $384 thousand, compared to the same quarter in 2025.  The largest driver of interest expense savings was time deposits which declined $416 thousand, or 30.14%, due to a $22.16 million decrease in average balance and a 54-basis point decline in yield.

Provision for Credit Losses

Three-Month Comparison.  The provision charged to operations increased $57 thousand, or 17.76%, in the first quarter of 2026 compared to the same period of 2025.  In the first quarter of 2026, the Company recorded a provision for credit losses for loans of $300 thousand and a provision for credit losses on loan commitments of $78 thousand.  This compares to a provision for credit losses on loans of $350 thousand and a recovery of provision of $29 thousand on loan commitments recorded in the first quarter of 2025. The increase in the overall provision was primarily driven by growth in unfunded loan commitments.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	Change %
(Amounts in thousands)
Wealth management	$1,299	$1,162	$137	11.79%
Service charges on deposits	4,185	3,836	349	9.10%
Other service charges and fees	3,943	3,340	603	18.05%
Loss on sale of securities	(2)	-	(2)	-100%
Other operating income	2,032	1,891	141	7.46%
Total noninterest income	$11,457	$10,229	$1,228	12.01%

Three-Month Comparison. Noninterest income comprised 25.60% of total net interest and noninterest income in the first quarter of 2026 compared to 25.24% in the same quarter of 2025. Noninterest income increased $1.23 million or 12.00%, compared to the same period of 2025.  The increase is primarily attributable to an increase in other service charges and fees of $603 thousand, or 18.05% and service charges on deposits of $349 thousand, or 9.10%.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended
	March 31,		Increase
	2026	2025	(Decrease)	Change %
(Amounts in thousands)
Salaries and employee benefits	$14,367	$13,335	$1,032	7.74%
Occupancy expense	1,666	1,576	90	5.71%
Furniture and equipment expense	1,573	1,575	(2)	-0.13%
Service fees	2,789	2,484	305	12.28%
Advertising and public relations	873	1,055	(182)	-17.25%
Professional fees	238	372	(134)	-36.02%
Amortization of intangibles	846	524	322	61.45%
FDIC premiums and assessments	415	362	53	14.64%
Merger expense	2,310	-	2,310	100.00%
Other operating expense	3,660	3,661	(1)	-0.03%
Total noninterest expense	$28,737	$24,944	$3,793	15.21%

Three-Month Comparison. Noninterest expense increased $3.79 million, or 15.21%, in the first quarter of 2026 compared to the same quarter of 2025.  The increase was primarily due to an increase in merger expense of $2.31 and salaries and employee benefits of $1.03 million, or 7.74%. The merger expenses relate to the Hometown acquisition.

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

Three-Month Comparison. Income tax expense increased $165 thousand, or 4.79%.  The effective tax rate increased to 23.08% in the first quarter of 2026 from 22.57% in the same quarter of 2025.

Non-GAAP Financial Measures

In addition to financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures that management believes provide investors with important information useful in understanding our operational performance and comparing our financial measures with other financial institutions. The non-GAAP financial measure presented in this report includes net interest income on a FTE basis and average tangible common equity.  We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. The FTE basis adjusts for the tax benefits of income from certain tax exempt loans and investments using the federal statutory rate of 21%.  Average tangible common equity is calculated as GAAP total shareholders’ equity minus total intangible assets. Tangible common equity can thus be considered a more conservative valuation of the company. When considering net income, a return on average tangible common equity can be calculated. Management provides a return on average equity to facilitate the understanding of as well as to assess the quality and composition of the Company’s capital structure. This measure, along with others, is used by management to analyze capital adequacy and performance. While we believe certain non-GAAP financial measures enhance understanding of our business and performance, they are supplemental and not a substitute for, or more important than, financial measures prepared on a GAAP basis. Our non-GAAP financial measures may not be comparable to those reported by other financial institutions. The reconciliations of non-GAAP to GAAP measures are presented below.

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income on a FTE basis for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(Amounts in thousands)
Net interest income, GAAP	$33,294	$30,298
FTE adjustment(1)	162	111
Net interest income, FTE	$33,456	$30,409

Net interest margin, GAAP	4.35%	4.32%
FTE adjustment(1)	0.02%	0.02%
Net interest margin, FTE	4.37%	4.34%

(1)	FTE basis based on the federal statutory rate of 21%.

The following table is a reconciliation of return on average tangible common equity, a non-GAAP financial measurement for the periods indicated:

	Three Months Ended March 31,
	2026	2025
(Amounts in thousands)
Net Income available to common shareholders, GAAP	$12,027	$11,818
Add: merger and non-recurring expenses, net of tax	1,803	-
Tangible net income available to common shareholders	$13,830	$11,818
Tangible net income available to common shareholders (annualized)	$56,088	$47,929

Average Common Equity	$524,927	$504,785
Less: Average Goodwill and Intangibles	162,617	156,693
Average Tangible Common Equity	$362,310	$348,092

Return on Average Tangible Common Equity	15.48%	13.77%

Financial Condition

Total assets as of March 31, 2026, increased $385.30 million, or 11.82%, from December 31, 2025.  The primary driver of the change in the balance sheet components was the acquisition of Hometown on January 23, 2026.  Total assets of $393.81 million were acquired in the transaction increasing the Company's consolidated assets to $3.64 billion.  In addition, the Company issued 1.03 million common shares in the purchase resulting in an increase in capital of $35.07 million.   The purchase transaction created $1.73 million in goodwill and $8.59 million in other intangible assets.  Other major balance sheet components impacted by the transaction were an increase to loans of $171.04 million and an increase of $357.72 million in deposits.

Excluding the Hometown transaction, total assets decreased $105.21 million, or 3.23%, primarily due to decreases in cash equivalents of $37.11 million, securities available-for-sale of $35.55 million and loans of $29.77 million.  Total liabilities increased $4.00 million excluding the Hometown transaction.  The increase was driven by a $21.33 million increase in deposits offset by a decrease in other liabilities of $17.99 million.

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

Available-for-sale debt securities as of March 31, 2026, increased $134.83 million, or 101.62%, compared to December 31, 2025.  The net increase was primarily due to the purchase of U.S. Treasury securities.

The market value of debt securities available-for-sale as a percentage of amortized cost was 96.34% as of March 31, 2026, compared to 92.95% as of December 31, 2025.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United State Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of March 31, 2026 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, by loan class as of the dates indicated:

	March 31, 2026		December 31, 2025		March 31, 2025
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$52,938	2.16%	$63,901	2.76%	$70,205	2.95%
Commercial and industrial	280,435	11.42%	243,983	10.54%	246,602	10.35%
Multi-family residential	193,138	7.86%	191,486	8.27%	192,193	8.07%
Single family non-owner occupied	200,895	8.18%	171,918	7.43%	191,531	8.04%
Non-farm, non-residential	887,742	36.15%	838,458	36.22%	840,746	35.29%
Agricultural	13,813	0.56%	13,464	0.58%	15,579	0.65%
Farmland	12,702	0.52%	10,725	0.46%	11,794	0.49%
Total commercial loans	1,641,663	66.84%	1,533,935	66.27%	1,568,650	65.84%
Consumer real estate loans
Home equity lines	86,221	3.51%	82,764	3.58%	87,988	3.69%
Single family owner occupied	665,087	27.08%	632,348	27.32%	640,669	26.89%
Owner occupied construction	5,402	0.22%	5,605	0.24%	3,873	0.16%
Total consumer real estate loans	756,710	30.81%	720,717	31.14%	732,530	30.74%
Consumer and other loans
Consumer loans	55,328	2.25%	58,453	2.53%	79,503	3.34%
Other	2,328	0.09%	1,650	0.07%	2,016	0.08%
Total consumer and other loans	57,656	2.35%	60,103	2.60%	81,519	3.42%
Total loans held for investment, net of unearned income	2,456,029	100.00%	2,314,755	100.00%	2,382,699	100.00%
Less: allowance for credit losses	33,543		30,761		33,784
Total loans held for investment, net of unearned income and allowance	$2,422,486		$2,283,994		$2,348,915

Total loans as of March 31, 2026, increased $141.27 million, or 6.10%, compared to December 31, 2025, and was primarily due to the Hometown acquisition with the fair value of loans acquired totaling $171.04 million.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	March 31, 2026	December 31, 2025	March 31, 2025
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$17,672	$13,941	$19,974
Accruing loans past due 90 days or more	30	212	117
Modified loans past due 90 days or more not included in nonaccrual	-	-	-
Total nonperforming loans	17,702	14,153	20,091
OREO	-	-	298
Total nonperforming assets	$17,702	$14,153	$20,389

Additional Information
Total modified loans	$2,736	$2,442	$2,124

Asset Quality Ratios:
Nonperforming loans to total loans	0.72%	0.61%	0.84%
Nonperforming assets to total assets	0.49%	0.43%	0.63%
Allowance for credit losses to nonperforming loans	189.49%	217.35%	168.15%
Allowance for credit losses to total loans	1.37%	1.33%	1.42%

Nonperforming assets as of March 31, 2026, increased $3.55 million, or 25.08%, from December 31, 2025 and nonaccrual loans increased $3.73 million, or 26.76%.   As of March 31, 2026, nonaccrual loans were largely attributed to single family owner occupied (50.10%), single family non-owner occupied (13.52%) and commercial and industrial of (12.26%).  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $35.13 million as of March 31, 2026, an increase of $7.28 million, or 26.15%, compared to $27.85 million as of December 31, 2025. Delinquent loans as a percent of total loans totaled 1.43% as of March 31, 2026, which includes past due loans (0.71%) and nonaccrual loans (0.72%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions with respect to interest rates, loan terms, or amortization terms.  Total loans modified as of March 31, 2026, were $2.74 million.  As of March 31, 2026, $278 thousand of these loans were 30-89 days past due. Modified loans past due 90 days or more totaled $62 thousand and are included in the total for nonaccrual loans.

OREO, which is carried at the lesser of estimated net realizable value or cost.  As of March 31, 2026 and December 31, 2025, no OREO property was held by the Company.   The following table presents the changes in OREO during the periods indicated:

	Three Months Ended March 31,
	2026	2025
(Amounts in thousands)
Beginning balance January 1	$-	$521
Additions	-	-
Disposals	-	(223)
Valuation adjustments	-	-
Other adjustments	-	-
Ending balance	$-	$298

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

Included in its systematic methodology to determine its ACL for loans held for investment and certain off-balance-sheet credit exposures.  Management considers the need to qualitatively adjust expected credit losses for information not already captured in the loss estimation process. These qualitative adjustments either increase or decrease the quantitative model estimation (i.e. formulaic model results). Each period the Company considers qualitative factors that are relevant within the qualitative framework.  For further discussion of our Allowance for Credit Losses - See Note 1, “Basis of Presentation and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements in Part II, Item 8 of our 2025 Form 10-K.

As of March 31, 2026, the balance of the ACL totaled $33.54 million, or 1.37%, of total loans. This compares to $30.76 million as of December 31, 2025, reflecting an increase of $2.78 million, or 9.04%.  The increase in the ACL is primarily driven by the Hometown acquisition, which resulted in a $3.21 million addition for acquired loans.  The increase was offset by net charge-offs of $731 thousand.

As of March 31, 2026, the Company also had an allowance for unfunded commitments of $433 thousand which was recorded in Other Liabilities on the Balance Sheet.  During the first three months of 2026, the Company recorded a provision to provision for credit losses for loan commitments of $78 thousand. There was a recovery of provision of $29 thousand recorded in the same period of 2025.

Deposits

Total deposits as of March 31, 2026, increased $379.06 million, or 14.12%, compared to December 31, 2025.  The largest increases occurred in interest bearing demand of $166.33 million, or 24.31%, and savings of $131.59 million, or 14.55%.   The growth was primarily attributable to the acquisition of Hometown, which contributed $357.72 million in deposits.  Excluding the Hometown acquisition, total deposits increased $21.33 million.

Total borrowings in the form of retail repurchase agreements as of March 31, 2026, increased $2.00 million, or 162.03%, compared to December 31, 2025.  The increase is primarily attributable to the Hometown acquisition, which included $1.31 million in securities sold under agreements to repurchase.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of March 31, 2026, the Company’s cash reserves totaled $15.09 million. The Company’s cash reserves provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of March 31, 2026, our unencumbered cash totaled $600.30 million, unused borrowing capacity from the FHLB totaled $299.05 million, available credit from the FRB Discount Window totaled $7.02 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $80.66 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of March 31, 2026, increased $20.84 million, or 4.16%, to $521.39 million from $500.55 million as of December 31, 2025.  The increase was primarily attributable to the acquisition of Hometown, in connection with which the company issued 1.03 million shares of common stock, resulting in a $35.07 million increase in capital.  Equity was further increased by net income of $12.03 million.  These increases were partially offset by $6.00 million of common stock dividends declared and $20.33 million of common stock repurchases.  Book value per share increased to $27.64 on March 31, 2026, compared to $27.30 on December 31, 2025.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2025 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	March 31, 2026		December 31, 2025
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	15.63%	14.73%	16.10%	14.46%
Tier 1 risk-based capital ratio	15.63%	14.73%	16.10%	14.46%
Total risk-based capital ratio	16.88%	15.99%	17.35%	15.71%
Tier 1 leverage ratio	10.89%	10.26%	11.44%	10.38%

The Company's risk-based capital ratios as of March 31, 2026, decreased from December 31, 2025, primarily due to a decrease in capital levels. The decrease in capital was primarily driven by the repurchase of common stock.  While the Company's risk-based capital ratios decreased, the Bank's risk-based capital ratios increased.  The increase in the Bank's risk-based capital ratios was primarily due to an increase in assets.  As of March 31, 2026, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action. Management believes there have been no conditions or events that would change the Bank’s classification. Additionally, our capital ratios were in excess of the minimum standards under the Basel III capital rules as of March 31, 2026.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	March 31, 2026	December 31, 2025
(Amounts in thousands)
Commitments to extend credit	$288,346	$263,912
Standby letters of credit and financial guarantees (1)	130,008	127,073
Total off-balance sheet risk	$418,354	$390,985

(1)	Includes FHLB letters of credit

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

As of March 31, 2026, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 350 to 375 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	March 31, 2026		December 31, 2025
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$2,902	2.1%	$4,432	3.5%
100	1,476	1.0%	2,232	1.9%
(100)	(2,968)	(2.1)%	(3,888)	(3.0)%
(200)	(7,807)	(5.5)%	(8,748)	(6.9)%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2025, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2025 before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act, during the periods indicated:

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

January 1 - 31, 2026	-	$-	-	2,194,868
February 1 - 28, 2026	289,176	40.19	289,176	1,905,692
March 1 - 31, 2026	215,476	40.42	215,476	1,690,216
Total	504,652	$40.29	504,652

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

(c) During the three months ended March 31, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

10.9.6**	Amendment #5 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan
10.9.7**	Amendment #6 to the First Community Bancshares, Inc. and Affiliates Executive Retention Plan
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of March 31, 2026, (Unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three months ended March 31, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three months ended March 31, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three months ended March 31, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the three months ended March 31, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2026.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)