Form 10-Q
period 2026-06-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2026-08-07
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
or

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
☐ Yes ☑ No

As of July 31, 2026, there were 18,910,329 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations including tariffs or changes in trade policies;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the impact prolonged federal government shutdowns;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of continued changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest or fee income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits;
●	increased or expanded competition from banks and other financial service providers in the Company's markets;
●	the Company's ability to effectively manage its liquidity and maintain adequate regulatory capital to support its business;
●	risks related to the development and use of artificial intelligence;
●	the effectiveness of the Company's risk management processes strategies and monitoring; and
●	the Company’s success at managing the risks mentioned above.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2026	2025(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$119,377	$126,068
Federal funds sold	462,592	384,141
Interest-bearing deposits in banks	9,944	2,031
Total cash and cash equivalents	591,913	512,240
Debt securities available-for-sale, at fair value	239,050	132,688
Loans held for investment, net of unearned income	2,459,746	2,314,755
Allowance for credit losses	(32,654)	(30,761)
Loans held for investment, net	2,427,092	2,283,994
Premises and equipment, net	50,161	47,560
Other real estate owned	52	-
Interest receivable	9,344	8,720
Goodwill	145,672	143,946
Other intangible assets	18,001	11,098
Other assets	126,435	119,397
Total assets	$3,607,720	$3,259,643

Liabilities
Deposits
Noninterest bearing	$973,218	$896,255
Interest-bearing	2,043,373	1,789,074
Total deposits	3,016,591	2,685,329
Securities sold under agreements to repurchase	2,924	1,214
Interest, taxes, and other liabilities	49,105	72,553
Total liabilities	3,068,620	2,759,096

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 28,735,063 shares issued and 18,902,628 outstanding at June 30, 2026; 27,662,570 shares issued and 18,334,787 outstanding at December 31, 2025	18,903	18,335
Additional paid-in capital	186,291	170,358
Retained earnings	342,103	319,368
Accumulated other comprehensive loss	(8,197)	(7,514)
Total stockholders' equity	539,100	500,547
Total liabilities and stockholders' equity	$3,607,720	$3,259,643

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Amounts in thousands, except share and per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$32,638	$30,637	$64,360	$61,306
Interest on securities -- taxable	2,058	945	4,141	2,092
Interest on securities -- tax-exempt	48	84	163	175
Interest on deposits in banks	4,865	3,722	8,726	6,984
Total interest income	39,609	35,388	77,390	70,557
Interest expense
Interest on deposits	4,734	4,731	9,221	9,602
Total interest expense	4,734	4,731	9,221	9,602
Net interest income	34,875	30,657	68,169	60,955
Provision (recovery) for credit losses	483	(285)	861	36
Net interest income after provision for credit losses	34,392	30,942	67,308	60,919
Noninterest income
Wealth management	1,399	1,222	2,698	2,384
Service charges on deposits	4,431	4,120	8,616	7,956
Other service charges and fees	4,473	3,791	8,416	7,131
Gain on sale of securities	210	-	208	-
Gain on sale of equity investment	10,384	-	10,384	-
Other operating income	1,444	1,207	3,476	3,098
Total noninterest income	22,341	10,340	33,798	20,569
Noninterest expense
Salaries and employee benefits	15,127	14,349	29,494	27,684
Occupancy expense	1,529	1,290	3,195	2,866
Furniture and equipment expense	1,576	1,587	3,149	3,162
Service fees	2,858	2,475	5,647	4,959
Advertising and public relations	922	1,154	1,795	2,209
Professional fees	324	360	562	732
Amortization of intangibles	841	526	1,687	1,050
FDIC premiums and assessments	408	361	823	723
Merger expenses	-	-	2,310	-
Other operating expense	3,980	3,353	7,640	7,014
Total noninterest expense	27,565	25,455	56,302	50,399
Income before income taxes	29,168	15,827	44,804	31,089
Income tax expense	6,655	3,581	10,264	7,025
Net income	$22,513	$12,246	$34,540	$24,064

Earnings per common share
Basic	$1.19	$0.67	$1.83	$1.31
Diluted	1.19	0.67	1.82	1.31
Weighted average shares outstanding
Basic	18,879,907	18,295,465	18,902,567	18,310,032
Diluted	18,979,314	18,400,793	18,999,498	18,427,503

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Amounts in thousands)
Net income	$22,513	$12,246	$34,540	$24,064
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized (loss) gains on debt securities	(978)	455	(1,072)	2,563
Reclassification adjustment for gains recognized in net income	210	-	208	-
Net unrealized (loss) gain on available-for-sale debt securities	(768)	455	(864)	2,563
Employee benefit plans:
Net actuarial (loss) gain	(269)	16	(537)	11
Reclassification adjustment for amortization of prior service cost and net actuarial loss recognized in net income	269	(16)	537	(11)
Net employee benefit plans adjustment	-	-	-	-
Other comprehensive income, before tax	(768)	455	(864)	2,563
Income tax (benefit) expense	(161)	97	(181)	539
Other comprehensive (loss) gain, net of tax	(607)	358	(683)	2,024
Total comprehensive income	$21,906	$12,604	$33,857	$26,088

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
June 30, 2026 and 2025

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance April 1, 2025	-	$-	18,326,657	$18,327	$169,867	$317,728	$(9,505)	$496,417
Net income	-	-	-	-	-	12,246	-	12,246
Other comprehensive loss	-	-	-	-	-	-	358	358
Common dividends declared -- $0.31per share	-	-	-	-	-	(5,667)	-	(5,667)
Equity-based compensation expense	-	-	34,913	34	1,292	-	-	1,326
Repurchase of common shares at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance June 30, 2025	-	$-	18,311,232	$18,311	$169,358	$324,307	$(9,147)	$502,829

Balance April 1, 2026	-	$-	18,861,295	$18,861	$184,684	$325,439	$(7,590)	$521,394
Net income	-	-	-	-	-	22,513	-	22,513
Other comprehensive income	-	-	-	-	-	-	(607)	(607)
Common dividends declared -- $0.31 per share	-	-	-	-	-	(5,849)	-	(5,849)
Equity-based compensation expense	-	-	30,742	31	1,338	-	-	1,369
Common stock options exercised	-	-	10,591	11	269	-	-	280
Balance June 30, 2026	-	$-	$18,902,628	$18,903	$186,291	$342,103	$(8,197)	$539,100

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

SIX MONTHS ENDED

June 30, 2026 and 2025

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	24,064	-	24,064
Other comprehensive income	-	-	-	-	-	-	2,024	2,024
Common dividends declared -- $0.62 per share and special dividend $2.07 per share	-	-	-	-	-	(49,246)	-	(49,246)
Equity-based compensation expense	-	-	34,913	34	1,292	-	-	1,326
Common stock options exercised	-	-	4,877	5	115	-	-	120
Issuance of common stock to 401(k) plan	-	-	(15)	-	-	-	-	-
Repurchase of common shares at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance June 30, 2025	-	$-	18,311,232	$18,311	$169,358	$324,307	$(9,147)	$502,829

Balance January 1, 2026	-	$-	18,334,787	$18,335	$170,358	$319,368	$(7,514)	$500,547
Hometown Acquisition			1,029,314	1,029	34,044	-	-	35,073
Net income	-	-	-	-	-	34,540	-	34,540
Other comprehensive income	-	-	-	-	-	-	(683)	(683)
Common dividends declared -- $0.62 per share	-	-	-	-	-	(11,805)	-	(11,805)
Equity-based compensation expense	-	-	30,742	31	1,412	-	-	1,443
Common stock options exercised	-	-	12,437	13	304	-	-	317
Repurchase of common shares at $40.29 per share	-	-	(504,652)	(505)	(19,827)	-	-	(20,332)
Balance June 30, 2026	-	-	18,902,628	18,903	186,291	342,103	(8,197)	539,100

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended
	June 30,
(Amounts in thousands)	2026	2025
Operating activities
Net income	$34,540	$24,064
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	861	36
Depreciation and amortization of premises and equipment	1,774	1,998
Accretion of discounts on investments	(18,013)	(473)
Amortization of intangible assets	1,687	1,050
Non-cash accretion on acquired loans	(861)	(986)
Equity-based compensation expense	1,443	1,326
Net (gain) loss on sale of premises and equipment	(431)	4
Net loss on sale of other real estate owned	-	93
Net gain on sale of securities	(208)	-
Net gain on sale of equity investment	(10,384)	-
(Increase) decrease in accrued interest receivable	(624)	420
(Increase) decrease in other assets	4,338	-
Increase (decrease) in other liabilities	(6,704)	(4,100)
Net cash provided by operating activities	7,418	23,432
Investing activities
Proceeds from sale of securities available-for-sale	327,130	-
Proceeds from maturities, prepayments, and calls of securities available-for-sale	281,441	90,453
Proceeds from the sale of equity investment	13,916	-
Payments to acquire securities available-for-sale	(527,190)	(50,105)
Net decrease in loans	24,832	61,744
Purchase of FHLB stock	(34)	-
Proceeds from the redemption of FHLB stock	192	29
Proceeds from bank owned life insurance	1,232	-
Cash provided by (used in) divestitures and acquisitions, net	28,545	-
Proceeds from sale of premises and equipment	476	-
Payments to acquire premises and equipment	(2,084)	(1,364)
Proceeds from sale of other real estate owned	-	164
Net cash provided by investing activities	148,456	100,921
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	20,542	(9,822)
Decrease in interest-bearing deposits, net	(47,004)	(46,061)
Increase in securities sold under agreements to repurchase, net	396	110
Proceeds from stock options exercised	317	120
Payments for repurchase of common stock	(20,332)	(1,851)
Payments of common and special dividends	(30,120)	(49,246)
Net cash used in financing activities	(76,201)	(106,750)
Net increase in cash and cash equivalents	79,673	17,603
Cash and cash equivalents at beginning of period	512,240	377,454
Cash and cash equivalents at end of period	$591,913	$395,057

Supplemental disclosure -- cash flow information
Cash paid for interest	$9,193	$7,976
Cash paid for income taxes	11,685	7,520

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	52	191
Loans originated to finance other real estate owned	-	-
(Decrease) increase in other comprehensive income (loss), net of taxes	(683)	2,024
Noncash transactions related to merger
Assets acquired (excluding cash and cash equivalents)	365,261	-
Liabilities assumed	360,459	-

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

In July 2025, the FASB issued ASU No. 2025-05, "Financial Instruments- Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets".  This amendment introduces a practical expedient available to all entities that permits an entity to assume that existing economic conditions at the balance sheet date will persist for the remaining life of current accounts receivable and current contract assets, rather than developing a full forward-looking forecast.  The Company adopted this ASU on March 31, 2026, on prospective basis.  The adoption of this pronouncement did not have a material impact on the Consolidated Financial Statements.

Standards Not Yet Adopted

In October 2023, the FASB issued ASU No. 2023-06, "Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative".  The amendment amends the disclosure or presentation requirements and provides clarifications or technical corrections to a variety of topics within the Codification pursuant to matters identified by the Securities and Exchange Commission in its August 2018 Release No. 33-10532, "Disclosure Update and Simplification".  The ASU's effective date is contingent on SEC actions, with implementation expected no later than June 30, 2027.  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

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

In September 2025, the FASB issued ASU No. 2025-06, "Modernizing Internal-Use Software Accounting".  The amendment amends certain aspects of the accounting for and disclosure of software costs under ASC 350-40 by eliminating prospective project stages and requires capitalization of internal-use software costs only after 1) management authorizes and commits to funding the project and 2) it is probable the software will be completed and used as intended.  Entities also must evaluate and, if present, resolve significant development uncertainty, limited to 1) novel or unproven functionality not yet resolved through coding and testing and 2) situations in which significant performance requirements have not been identified or continue to be substantially revised. The ASU is effective for periods beginning after December 15, 2027, with early adoption permitted.  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

In September 2025, the FASB issued ASU No. 2025-07, "Derivative Accounting and Customer Share-Based Noncash Consideration".  The amendment refines Topic 815 by excluding from derivative accounting any non-exchange-traded contracts whose underlying's are based on operations or activities specific to one of the parties with certain scooping exceptions.  Clarifies that share-based noncash consideration received from a customer in a revenue contract is accounted for under Topic 606 until the right to receive or retain that consideration is unconditional, at which point other Topics apply.  The ASU is effective for periods beginning after December 15, 2026, with early adoption permitted.  The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

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

In December 2025, the FASB issued ASU-2025-10, "Accounting for Government Grants".  This amendment establishes the authoritative guidance for business entities on accounting for government grants, including definitions, recognition criteria based on a probable threshold, and models for both asset-related and income-related grants.  Permits either a deferred income approach or a cost-accumulation approach for asset-related grants and requires expanded annual disclosures.  The ASU is effective for annual reporting periods beginning after December 15, 2028, with early adoption permitted.   The adoption of this pronouncement is not expected to have a material impact on the Company's financial statements.

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

Note 2.  Acquisitions and Divestitures

After the close of business on January 23, 2026 (the "Effective Time"), the Company completed its previously announced merger (the “Merger”) with Hometown Bancshares, Inc. a West Virginia corporation headquartered in Middlebourne, West Virginia (“Hometown”), pursuant to an Agreement and Plan of Merger (the “Agreement”) dated July 19, 2025, by and between the company and Hometown.  At the Effective Time, Hometown merged with and into the Company, with the Company as the surviving corporation in the Merger.

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

	As recorded by	Fair Value		As recorded by
(Amounts in thousands, except share data)	Hometown	Adjustments		the Company
Assets
Cash and cash equivalents	$28,547	$-		$28,547
Securities available for sale	171,138	(751)	( a )	170,387
Loans held for investment, net of allowance and mark	173,211	(2,166)	( b )	171,045
Premises and equipment	2,858	(401)	( c )	2,457
Other assets	10,863	1,919	( d ), ( e )	12,782
Goodwill	7,067	(7,067)	( f )	-
Intangible assets	-	8,590	( g )	8,590
Total assets	$393,684	$124		$393,808

LIABILITIES
Deposits:
Noninterest bearing	$56,421	$-		$56,421
Interest-bearing	301,582	(278)	( h )	$301,304
Total deposits	358,003	(278)		357,725
Securities Sold Under Repo-Retail	1,314			1,314
Long term debt	-	-		-
Other liabilities	1,216	204	( i )	1,420
Total liabilities	360,533	(74)		360,459
Net identifiable assets acquired over (under) liabilities assumed	33,151	198		33,349
Goodwill	-	1,726		1,726
Net assets acquired over liabilities assumed	$33,151	$1,924		$35,075

Consideration:
First Community Bankshares, Inc. common stock issued				1,029,314
Purchase price per share of the Company's common stock				$34.075
Fair Value of Company common stock issued				35,074
Cash paid for fractional shares				1
Fair Value of total consideration transferred				$35,075

Explanation of fair value adjustments;

(a)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the acquired investment portfolio.
(b)	Adjustment reflects the fair value adjustments of ($3.76) million based on the Company's evaluation of the acquired loan portfolio and excludes the allowance for credit losses ("ACL") and deferred loan fees of $1.59 million as recorded by Hometown.
(c)	Adjustment reflects the fair value adjustments based on the Company's evaluation of the acquired premises and equipment.
(d)	Adjustment reflects the fair value adjustment based on the Company's evaluation of stocks with other banks of ($3) thousand.
(e)	Adjustment to record the deferred tax asset related to the fair value adjustments of $1.92 million.
(f)	Goodwill previously recorded on Hometown's financial statements was not carried forward.
(g)	Adjustment to record the core deposit intangible on the acquired deposit accounts.
(h)	Adjustment reflects the fair value adjustment based on the Company's evaluation of the time deposit portfolio.
(i)	Adjustment reflects the reserve for unfunded commitments of ($46) thousand and a fair value adjustment based on the Company's evaluation of the Split-Dollar Policies of $250 thousand.

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	June 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,396	$-	$(17)	$1,379
U.S. Treasury securities	124,751	-	(1)	124,750
Municipal securities	7,021	1	(15)	7,007
Corporate notes	19,926	-	(253)	19,673
Agency mortgage-backed securities	96,878	64	(10,701)	86,241
Total	$249,972	$65	$(10,987)	$239,050

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,924	$5	$-	$10,929
Municipal securities	9,288	1	(27)	9,262
Corporate notes	24,890	-	(330)	24,560
Agency mortgage-backed securities	97,644	330	(10,037)	87,937
Total	$142,746	$336	$(10,394)	$132,688

There was no allowance for credit losses for debt securities as of  June 30, 2026 or  December 31, 2025; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $667 thousand and $681 thousand as of  June 30, 2026, and  December 31, 2025, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	June 30, 2026
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$147,206	$146,945
Due after one year but within five years	3,989	3,983
Due after five years but within ten years	1,899	1,881
	153,094	152,809
Agency mortgage-backed securities	96,878	86,241
Total debt securities available-for-sale	$249,972	$239,050

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	June 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,379	$(17)	$-	$-	$1,379	$(17)
U.S. Treasury securities	$124,750	$(1)	$-	$-	$124,750	$(1)
Municipal securities	2,278	(3)	2,103	(12)	4,381	(15)
Corporate notes	-	-	19,673	(253)	19,673	(253)
Agency mortgage-backed securities	17,174	(238)	61,200	(10,463)	78,374	(10,701)
Total	$145,581	$(259)	$82,976	$(10,728)	$228,557	$(10,987)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$1,567	$(3)	$4,689	$(24)	$6,256	$(27)
Corporate notes	-	-	24,560	(330)	24,560	(330)
Agency mortgage-backed securities	3,909	(8)	64,951	(10,029)	68,860	(10,037)
Total	$5,476	$(11)	$94,200	$(10,383)	$99,676	$(10,394)

There were 94 individual debt securities in an unrealized loss position as of June 30, 2026, and the combined depreciation in value represented 4.60% of the debt securities portfolio. There were 85 individual debt securities in an unrealized loss position as of December 31, 2025, and their combined depreciation in value represented 7.83% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of June 30, 2026, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. While no such determination has been made, future conditions may result in management concluding that certain securities should be sold or that a provision for credit losses should be recognized in earnings in future periods.

The carrying amount of securities pledged for various purposes totaled $158.05 million as of June 30, 2026, and $29.85 million as of December 31, 2025.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Amounts in thousands)
Gross realized gains	$210	$-	$210	$-
Gross realized losses	-	-	(2)	-
Net gain on sale of securities	$210	$-	$208	$-

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.10 million as of June 30, 2026, and $1.65 million as of December 31, 2025. Deferred loan fees, net of loan costs, totaled $6.03 million as of June 30, 2026, and $4.75 million as of December 31, 2025.

The table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $6.03 million and $4.75 million and unamortized discount related to loans acquired of $9.65 million and $11.45 million for June 30, 2026, and December 31, 2025, respectively.  Accrued interest receivable of $8.68 million as of  June 30, 2026, and $8.04 million as of  December 31, 2025, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	June 30, 2026		December 31, 2025
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, other land	$67,088	2.73%	$63,901	2.76%
Commercial and industrial	279,927	11.38%	243,983	10.54%
Multi-family residential	190,690	7.75%	191,486	8.27%
Single family non-owner occupied	193,950	7.88%	171,918	7.43%
Non-farm, non-residential	893,631	36.33%	838,458	36.22%
Agricultural	14,452	0.59%	13,464	0.58%
Farmland	11,842	0.48%	10,725	0.46%
Total commercial loans	1,651,580	67.14%	1,533,935	66.26%
Consumer real estate loans
Home equity lines	83,739	3.40%	82,764	3.58%
Single family owner occupied	668,877	27.19%	632,348	27.32%
Owner occupied construction	5,169	0.21%	5,605	0.24%
Total consumer real estate loans	757,785	30.81%	720,717	31.14%
Consumer and other loans
Consumer loans	48,271	1.96%	58,453	2.53%
Other	2,110	0.09%	1,650	0.07%
Total consumer and other loans	50,381	2.05%	60,103	2.60%
Total loans held for investment, net of unearned income	$2,459,746	100.00%	$2,314,755	100.00%

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

●

Loss -- This grade is assigned to loans that will be charged off or charged down when payments, including the timing and value of payments, are uncertain. This risk grade does not imply that the asset has no recovery or salvage value but simply means that it is not practical or desirable to defer writing off, either all or a portion of, the loan balance even though partial recovery may be realized in the future.

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	June 30, 2026
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$66,773	$114	$201	$-	$-	$67,088
Commercial and industrial	270,940	3,893	5,094	-	-	279,927
Multi-family residential	189,988	6	696	-	-	190,690
Single family non-owner occupied	185,390	1,340	7,220	-	-	193,950
Non-farm, non-residential	873,312	12,459	7,860	-	-	893,631
Agricultural	11,268	2,770	414	-	-	14,452
Farmland	9,577	1,307	958	-	-	11,842
Consumer real estate loans
Home equity lines	81,584	269	1,886	-	-	83,739
Single family owner occupied	651,546	1,339	15,992	-	-	668,877
Owner occupied construction	5,169	-	-	-	-	5,169
Consumer and other loans
Consumer loans	47,507	-	764	-	-	48,271
Other	2,110	-	-	-	-	2,110
Total loans	$2,395,164	$23,497	$41,085	$-	$-	$2,459,746

	December 31, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$63,434	$119	$348	$-	$-	$63,901
Commercial and industrial	239,949	672	3,362	-	-	243,983
Multi-family residential	191,337	25	124	-	-	191,486
Single family non-owner occupied	165,489	1,250	5,179	-	-	171,918
Non-farm, non-residential	821,442	11,326	5,690	-	-	838,458
Agricultural	10,377	2,909	178	-	-	13,464
Farmland	9,595	224	906	-	-	10,725
Consumer real estate loans
Home equity lines	79,937	415	2,412	-	-	82,764
Single family owner occupied	613,279	1,364	17,705	-	-	632,348
Owner occupied construction	5,605	-	-	-	-	5,605
Consumer and other loans
Consumer loans	57,504	-	949	-	-	58,453
Other	1,650	-	-	-	-	1,650
Total loans	$2,259,598	$18,304	$36,853	-	-	$2,314,755

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction, development and other land
Pass	$15,394	$16,148	$6,842	$4,556	$7,341	$16,272	$220	$66,773
Special mention	-	-	-	-	-	114	-	114
Substandard	-	-	160	23	-	18	-	201
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$15,394	$16,148	$7,002	$4,579	$7,341	$16,404	$220	$67,088
Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$1
Commercial and industrial
Pass	$31,260	$65,973	$46,930	$23,041	$39,538	$20,783	$43,415	$270,940
Special mention	68	183	2,832	322	233	134	121	3,893
Substandard	46	474	949	366	876	1,263	1,120	5,094
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$31,374	$66,630	$50,711	$23,729	$40,647	$22,180	$44,656	$279,927
Current period gross write-offs	$47	$251	$250	$35	$45	$6	$-	$634
Multi-family residential
Pass	$14,792	$16,361	$2,926	$7,559	$73,270	$71,716	$3,364	$189,988
Special mention	-	-	-	-	-	6	-	6
Substandard	-	-	285	-	229	182	-	696
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$14,792	$16,361	$3,211	$7,559	$73,499	$71,904	$3,364	$190,690
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$62,415	$71,266	$38,512	$66,435	$223,736	$394,155	$16,793	$873,312
Special mention	-	-	1,397	97	2,956	7,941	68	12,459
Substandard	-	280	607	19	384	6,483	87	7,860
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$62,415	$71,546	$40,516	$66,551	$227,076	$408,579	$16,948	$893,631
Current period gross write-offs	$-	$-	$39	$-	$-	$25	$-	$64
Agricultural
Pass	$3,187	$2,734	$195	$871	$720	$2,018	$1,543	$11,268
Special mention	-	-	-	-	223	2,547	-	2,770
Substandard	-	-	-	192	206	16	-	414
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$3,187	$2,734	$195	$1,063	$1,149	$4,581	$1,543	$14,452
Current period gross write-offs	$-	$-	$-	$1	$14	$3	$-	$18
Farmland
Pass	$319	$877	$1,073	$912	$719	$4,615	$1,062	$9,577
Special mention	-	-	-	-	-	1,307	-	1,307
Substandard	-	-	-	-	-	958	-	958
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$319	$877	$1,073	$912	$719	$6,880	$1,062	$11,842
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Home equity lines
Pass	$22	$36	$282	$315	$1,138	$3,785	$76,006	$81,584
Special mention	-	-	-	-	-	76	193	269
Substandard	-	-	-	33	12	1,521	320	1,886
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$22	$36	$282	$348	$1,150	$5,382	$76,519	$83,739
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$16	$16
Single family Mortgage
Pass	$48,318	$62,030	$23,718	$45,747	$142,315	$512,867	$1,941	$836,936
Special mention	-	-	-	-	197	2,482	-	2,679
Substandard	31	60	719	1,375	3,126	17,901	-	23,212
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$48,349	$62,090	$24,437	$47,122	$145,638	$533,250	$1,941	$862,827
Current period gross write-offs	$-	$-	$-	$-	$88	$160	$-	$248
Owner occupied construction
Pass	$-	$3,410	$1,326	$24	$47	$362	$-	$5,169
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$-	$3,410	$1,326	$24	$47	$362	$-	$5,169
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$3,057	$10,470	$8,192	$8,307	$8,748	$2,757	$8,086	$49,617
Special mention	-	-	-	-	-	-	-	-
Substandard	-	31	148	124	115	305	41	764
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$3,057	$10,501	$8,340	$8,431	$8,863	$3,062	$8,127	$50,381
Current period gross write-offs	$1,034	$120	$267	$229	$316	$125	$111	$2,202

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total loans
Pass	$178,764	$249,305	$129,996	$157,767	$497,572	$1,029,330	$152,430	$2,395,164
Special mention	68	183	4,229	419	3,609	14,607	382	23,497
Substandard	77	845	2,868	2,132	4,948	28,647	1,568	41,085
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$178,909	$250,333	$137,093	$160,318	$506,129	$1,072,584	$154,380	$2,459,746
Current period gross write-offs	$1,081	$371	$556	$265	$463	$320	$127	$3,183

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,413	$8,406	$2,349	$27,258	$11,630	$4,302	$76	$63,434
Special Mention	-	-	-	-	-	119	-	119
Substandard	-	162	110	-	-	76	-	348
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,413	$8,568	$2,459	$27,258	$11,630	$4,497	$76	$63,901
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$67,302	$51,979	$23,184	$38,494	$3,688	$13,398	$41,904	$239,949
Special Mention	138	75	59	166	-	75	159	672
Substandard	144	629	314	892	518	689	176	3,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$67,584	$52,683	$23,557	$39,552	$4,206	$14,162	$42,239	$243,983
Current period gross write-offs	$20	$82	$175	$228	$115	$559		$1,179
Multi-family residential
Pass	$11,385	$673	$9,176	$72,897	$39,194	$56,176	$1,836	$191,337
Special Mention	-	-	-	-	-	25	-	25
Substandard	-	-	-	93	-	31	-	124
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,385	$673	$9,176	$72,990	$39,194	$56,232	$1,836	$191,486
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$70,136	$36,383	$68,826	$208,994	$122,622	$301,436	$13,045	$821,442
Special Mention	-	434	-	2,667	3,669	4,489	67	11,326
Substandard	286	596	21	396	1,617	2,774	-	5,690
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$70,422	$37,413	$68,847	$212,057	$127,908	$308,699	$13,112	$838,458
Current period gross write-offs	$-	$-	$-	$56	$-	$24	$-	$80
Agricultural
Pass	$3,227	$439	$1,959	$1,360	$692	$1,907	$793	$10,377
Special Mention	-	-	-	234	135	2,540	-	2,909
Substandard	-	-	84	74	18	2	-	178
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$3,227	$439	$2,043	$1,668	$845	$4,449	$793	$13,464
Current period gross write-offs	$-	$-	$117	$45	$-	$-	$-	$162
Farmland
Pass	$902	$829	$896	$699	$1,151	$3,955	$1,163	$9,595
Special Mention	-	-	-	-	94	130	-	224
Substandard	-	-	-	-	-	906	-	906
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$902	$829	$896	$699	$1,245	$4,991	$1,163	$10,725
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$489	$231	$299	$1,053	$74	$3,459	$74,332	$79,937
Special Mention	-	-	-	-	-	229	186	415
Substandard	-	-	35	13	49	1,646	669	2,412
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$489	$231	$334	$1,066	$123	$5,334	$75,187	$82,764
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$42	$42
Single family Mortgage
Pass	$53,580	$16,131	$41,767	$140,463	$185,508	$339,851	$1,468	$778,768
Special Mention	-	-	-	-	377	2,237	-	2,614
Substandard	63	7	811	2,598	1,968	17,437	-	22,884
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$53,643	$16,138	$42,578	$143,061	$187,853	$359,525	$1,468	$804,266
Current period gross write-offs	$-	$-	$53	$-	$56	$49	$-	$158
Owner occupied construction
Pass	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$13,061	$10,349	$10,916	$12,025	$4,171	$1,061	$7,571	$59,154
Special Mention	-	-	-	-	-	-	-	-
Substandard	19	108	183	199	129	280	31	949
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$13,080	$10,457	$11,099	$12,224	$4,300	$1,341	$7,602	$60,103
Current period gross write-offs	$2,018	$596	$1,003	$1,101	$407	$95	$209	$5,429

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total loans
Pass	$231,484	$128,569	$159,398	$503,292	$368,877	$725,790	$142,188	$2,259,598
Special mention	138	509	59	3,067	4,275	9,844	412	18,304
Substandard	512	1,502	1,558	4,265	4,299	23,841	876	36,853
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$232,134	$130,580	$161,015	$510,624	$377,451	$759,475	$143,476	$2,314,755
Current period gross write-offs	$2,038	$678	$1,348	$1,430	$578	$727	$251	$7,050

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	June 30, 2026			December 31, 2025
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$26	$-	$26	$133	$-	$133
Commercial and industrial	2,413	-	2,413	1,318	-	1,318
Multi-family residential	627	-	627	124	-	124
Single family non-owner occupied	2,837	-	2,837	1,003	-	1,003
Non-farm, non-residential	1,604	-	1,604	1,273	-	1,273
Agricultural	78	-	78	84	-	84
Farmland	206	-	206	220	-	220
Consumer real estate loans
Home equity lines	972	-	972	901	-	901
Single family owner occupied	7,589	-	7,589	8,256	-	8,256
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	464	-	464	629	-	629
Total nonaccrual loans	$16,816	$-	$16,816	$13,941	$-	$13,941

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the second quarter of 2026 or 2025.

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	June 30, 2026
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$520	$-	$24	$544	$66,544	$67,088	$-
Commercial and industrial	536	877	1,336	2,749	277,178	279,927	-
Multi-family residential	179	-	425	604	190,086	190,690	-
Single family non-owner occupied	1,014	563	1,606	3,183	190,767	193,950	-
Non-farm, non-residential	1,590	427	610	2,627	891,004	893,631	-
Agricultural	450	6	50	506	13,946	14,452	-
Farmland	114	-	98	212	11,630	11,842	-
Consumer real estate loans
Home equity lines	625	502	334	1,461	82,278	83,739	-
Single family owner occupied	4,460	2,046	1,850	8,356	660,521	668,877	-
Owner occupied construction	-	-	-	-	5,169	5,169	-
Consumer and other loans
Consumer loans	1,406	308	254	1,968	46,303	48,271	-
Other	-	-	-	-	2,110	2,110	-
Total loans	$10,894	$4,729	$6,587	$22,210	$2,437,536	$2,459,746	$-

	December 31, 2025
							Amortized Cost of
	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total	> 90 Days Accruing
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans	No Allowance

Commercial loans
Construction, development, and other land	$207	$-	$130	$337	$63,564	$63,901	-
Commercial and industrial	1,423	297	1,271	2,991	240,992	243,983	-
Multi-family residential	375.00	-	-	375.00	191,111	191,486	-
Single family non-owner occupied	1,691	292	491	2,474	169,444	171,918	-
Non-farm, non-residential	2,336	-	658	2,994	835,464	838,458	-
Agricultural	73	3	81	157	13,307	13,464	-
Farmland	16	-	-	16	10,709	10,725	-
Consumer real estate loans
Home equity lines	909	397	212	1,518	81,246	82,764	-
Single family owner occupied	5,166	1,518	2,338	9,022	623,326	632,348	-
Owner occupied construction	-	-	-	-	5,605	5,605	-
Consumer and other loans
Consumer loans	1,955	681	305	2,941	55,512	58,453	-
Other	-	-	-	-	1,650	1,650	-
Total loans	$14,151	$3,188	$5,486	$22,825	$2,291,930	$2,314,755	-

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss can be measured based on the fair value of the collateral. As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset. For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The Company had no collateral-dependent loans as of June 30, 2026, or December 31, 2025.

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty.  Presented below are the amortized cost basis and percentage of loan class for loan modifications made to borrowers experiencing financial difficulty by loan class, concession type, and financial effect as of the dates indicated:

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	June 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Non-Farm, Non-Residential Property	$736	0.08%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	618	0.09%	Deferred principal to loan maturity.
Agricultural	206	1.43%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	26	0.01%	Deferred 6 months of principal to loan maturity.
Single Family Non-Owner Occupied	14	0.01%	Deferred 6 months of principal to loan maturity.
Total	$1,600

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	June 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$287	0.10%	Delayed repayment of P&I.
Single Family Owner Occupied	67	0.01%	Extended term by 10.5 years.
Consumer	26	0.05%	Extended terms and deferred payments.
Agricultural	16	0.11%	Extended maturity by 8 months.
Total	$396

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	June 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$973	0.15%	Reduced interest income and extended time to recover principal.
Commercial & Industrial	315	0.11%	Lowered rate by 2%; extended maturity by 26 months.
Non-Farm, Non-Residential Property	57	0.01%	Reduced rate to 5%; extended term by approx. 5 years.
Consumer	8	0.02%	Extended term and reduced interest rate.
Total	$1,353

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	June 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$86	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$86

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non-Farm, Non-Residential Property	$594	0.07%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	647	0.10%	Deferred Principal to loan maturity.
Single Family Non-Owner Occupied	20	0.01%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	12	0.01%	Deferred 6 months of interest to loan maturity.
Total	$1,273

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$68	0.01%	Extended term by 10.5 years.
Commercial & Industrial	32	0.01%	Delayed repayment of P & I for 24-46 months.
Total	$100

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$976	0.15%	Reduced interest income and extended time to recover principal.
Consumer	4	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$980

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$89	0.01%	Reduced interest rate from 3.15% to 1.95%
Total	$89

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  June 30, 2026, or  December 31, 2025.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	June 30, 2026
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non-Farm, Non-Residential Property	$450	$343	$-
Single Family Owner Occupied	1,177	525	42
Single Family Non-Owner Occupied	14	-	-
Agricultural	222	-	-
Commercial & Industrial	579	49	-
Consumer	14	20	-
Total	$2,456	$937	$42

	December 31, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non-Farm, Non-Residential Property	$594	$-	$-
Single Family Owner Occupied	1,358	401	21
Single Family Non-Owner Occupied	-	20	-
Commercial & Industrial	44	-	-
Consumer	4	-	-
Total	$2,000	$421	$21

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	June 30, 2026	December 31, 2025
(Amounts in thousands)
OREO	$52	$-

OREO secured by residential real estate	$45	$-
Residential real estate loans in the foreclosure process (1)	$3,654	$2,687

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended June 30, 2026
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$17,898	$11,879	$3,766	$33,543
Allowance for credit losses - loan commitments	249	151	33	433
Total allowance for credit losses beginning of quarter	18,147	12,030	3,799	33,976
Provision for credit losses:
Provision for (recovery of) credit losses - loans	170	(196)	437	411
Provision for credit losses - loan commitments	38	33	1	72
Total provision for (recovery of) credit losses - loans and loan commitments	208	(163)	438	483
Charge-offs	(708)	(111)	(985)	(1,804)
Recoveries	106	80	318	504
Net charge-offs	(602)	(31)	(667)	(1,300)
Allowance for credit losses - loans	17,466	11,652	3,536	32,654
Allowance for credit losses - loan commitments	287	184	34	505
Ending balance	$17,753	$11,836	$3,570	$33,159

	Three Months Ended June 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$19,908	$9,720	$4,156	33,784
Allowance for credit losses - loan commitments	154	132	26	312
Total allowance for credit losses beginning of quarter	20,062	9,852	4,182	34,096
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,104)	59	753	(292)
Provision for (recovery of) credit losses - loan commitments	9	(2)	-	7
Total (recovery of) provision for credit losses - loans and loan commitments	(1,095)	57	753	(285)
Charge-offs	(161)	(22)	(1,326)	(1,509)
Recoveries	604	50	383	1,037
Net recoveries (charge-offs)	443	28	(943)	(472)
Allowance for credit losses - loans	19,247	9,807	3,966	33,020
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$19,410	$9,937	$3,992	$33,339

	Six Months Ended June 30, 2026
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$16,114	$10,886	$3,761	$30,761
Allowance for credit losses - loan commitments	186	137	32	355
Total allowance for credit losses beginning of year	16,300	11,023	3,793	31,116
Allowance recorded on acquired loans - Hometown	2,152	880	181	3,213
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(302)	(90)	1,103	711
Provision for credit losses - loan commitments	101	47	2	150
Total (recovery of) provision for credit losses - loans and loan commitments	(201)	(43)	1,105	861
Charge-offs	(786)	(195)	(2,202)	(3,183)
Recoveries	288	171	693	1,152
Net charge-offs	(498)	(24)	(1,509)	(2,031)
Allowance for credit losses - loans	17,466	11,652	3,536	32,654
Allowance for credit losses - loan commitments	287	184	34	505
Ending balance	$17,753	$11,836	$3,570	$33,159

	Six Months Ended June 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	$34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(1,162)	(248)	1,468	$58
(Recovery of) provision for credit losses - loan commitments	(8)	(8)	(6)	(22)
Total (recovery of) provision for credit losses - loans and loan commitments	(1,170)	(256)	1,462	36
Charge-offs	(695)	(29)	(2,783)	(3,507)
Recoveries	686	177	781	1,644
Net (charge-offs) recoveries	(9)	148	(2,002)	(1,863)
Allowance for credit losses - loans	19,247	9,807	3,966	33,020
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$19,410	$9,937	$3,992	$33,339

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	June 30, 2026	December 31, 2025
(Amounts in thousands)
Noninterest-bearing demand deposits	$973,218	$896,255
Interest-bearing deposits:
Interest-bearing demand deposits	821,195	684,245
Money market accounts	356,619	323,808
Savings deposits	657,656	580,653
Certificates of deposit	135,943	129,235
Individual retirement accounts	71,960	71,133
Total interest-bearing deposits	2,043,373	1,789,074
Total deposits	$3,016,591	$2,685,329

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	June 30, 2026		December 31, 2025
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$2,924	1.59%	$1,214	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of June 30, 2026, or  December 31, 2025.

Unused borrowing capacity with the FHLB totaled $303.35 million, net of FHLB letters of credit of $115.13 million, as of June 30, 2026. As of June 30, 2026, the Company maintains $418.99 million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of June 30, 2026, and December 31, 2025.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	June 30, 2026			December 31, 2025
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,393	$47	$-	$2,637	$41	$-
Total derivatives	$2,393	$47	$-	$2,637	$41	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
(Amounts in thousands)	2026	2025	2026	2025	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(9)	$(15)	$(18)	$(31)	Interest and fees on loans
Total derivative (income) expense	$(9)	$(15)	$(18)	$(31)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025	Income Statement Location
(Amounts in thousands)
Interest cost	$102	$118	$203	$214	Salaries and employee benefits/Other Expense
Amortization of prior service cost	-	-	-	-	Salaries and employee benefits/Other Expense
Amortization of losses	269	(16)	537	(11)	Salaries and employee benefits/Other Expense
Net periodic cost	$371	$102	$740	$203

Note 11. Earnings per Share

The following table presents the calculation of basic earnings per common share for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
(Amounts in thousands, except share and per share data)
Net income	$22,513	$12,246	$34,540	$24,064

Weighted average common shares outstanding, basic	18,879,907	18,295,465	18,902,567	18,310,032
Dilutive effect of potential common shares
Stock options and awards	37,384	23,634	33,099	27,245
Restricted stock units	62,023	81,694	63,832	90,226
Total dilutive effect of potential common shares	99,407	105,328	96,931	117,471
Weighted average common shares outstanding, diluted	18,979,314	18,400,793	18,999,498	18,427,503

Basic earnings per common share	$1.19	$0.67	$1.83	$1.31
Diluted earnings per common share	1.19	0.67	1.82	1.31

Antidilutive potential common shares
Stock options and awards	427	58	3,088	29
Stock units	8,991	-	6,397	-
Total potential antidilutive shares	9,418	58	9,485	29

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended June 30, 2026
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(8,021)	$431	$(7,590)
Other comprehensive income before reclassifications	(772)	-	(772)
Reclassified from AOCI	165	-	165
Other comprehensive income, net	(607)	-	(607)
Ending balance	$(8,628)	$431	$(8,197)

	Three Months Ended June 30, 2025
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(10,057)	$552	$(9,505)
Other comprehensive loss before reclassifications	358	13	371
Reclassified from AOCI	-	(13)	(13)
Other comprehensive loss, net	358	-	358
Ending balance	$(9,699)	$552	$(9,147)

	Six Months Ended June 30, 2026
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(7,945)	$431	$(7,514)
Other comprehensive income before reclassifications	(847)	-	(847)
Reclassified from AOCI	164	-	164
Other comprehensive income, net	(683)	-	(683)
Ending balance	$(8,628)	$431	$(8,197)

	Six Months Ended June 30, 2025
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,723)	$552	$(11,171)
Other comprehensive loss before reclassifications	2,024	8	2,032
Reclassified from AOCI	-	(8)	(8)
Other comprehensive loss, net	2,024	-	2,024
Ending balance	$(9,699)	$552	$(9,147)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,		Income Statement
(Amounts in thousands)	2026	2025	2026	2025	Line Item Affected
Available-for-sale securities
Gain recognized	$210	$-	$208	$-	Net gain (loss) on sale of securities
Reclassified out of AOCI, before tax	210	-	208	-	Income before income taxes
Income tax expense	45	-	44	-	Income tax expense
Reclassified out of AOCI, net of tax	165	-	164	-	Net income
Employee benefit plans
Amortization of net actuarial benefit cost	-	(16)	-	(11)	Salaries and employee benefits/Other Expense
Reclassified out of AOCI, before tax	-	(16)	-	(11)	Income before income taxes
Income tax (benefit) expense	-	(3)	-	(3)	Income tax expense
Reclassified out of AOCI, net of tax	-	(13)	-	(8)	Net income
Total reclassified out of AOCI, net of tax	$165	$(13)	$164	$(8)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2026
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,379	$-	$1,379	$-
U.S. Treasury securities	124,750	$-	124,750	$-
Municipal securities	7,007	-	7,007	-
Corporate Notes	19,673	-	19,673	-
Agency mortgage-backed securities	86,241	-	86,241	-
Total available-for-sale debt securities	239,050	-	239,050	-
Equity securities	55	-	55	-
Fair value loans	2,346	-	-	2,346
Derivative assets	47	-	47	-
Deferred compensation assets	13,265	13,265	-	-
Deferred compensation liabilities	14,797	14,797	-	-

	December 31, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,929	$-	$10,929	$-
Municipal securities	9,262	-	9,262	-
Corporate notes	24,560	-	24,560	-
Agency mortgage-backed securities	87,937	-	87,937	-
Total available-for-sale debt securities	132,688	-	132,688	-
Equity securities	55	-	55	-
Fair value loans	2,596	-	-	2,596
Derivative assets	41	-	41	-
Deferred compensation assets	10,951	10,951	-	-
Deferred compensation liabilities	12,479	12,479	-	-

Assets Measured at Fair Value on a Nonrecurring Basis

Collateral Dependent Loans and OREO:  The fair value of collateral-dependent loans and OREO is measured on a nonrecurring basis using Level 3 inputs, which typically include appraised values of collateral that are adjusted for estimated selling costs and other qualitative factors.

The following table presents assets measured at fair value on a nonrecurring basis, by the level of valuation inputs in the fair value hierarchy, as the date indicated.   The Company had no collateral-dependent loans or OREO measured at fair value on a nonrecurring basis as of  December 31, 2025.

June 30, 2026
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$-	$-	$-	$-
OREO	52	-	-	52

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the date indicated:

June 30, 2026
	Valuation	Unobservable	Discount Range
	Technique	Input	(Weighted Average)

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0% (0%)
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	51% to 52% (51%)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	June 30, 2026
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$591,913	$591,913	$591,913	$-	$-
Debt securities available-for-sale	239,050	239,050	-	239,050	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,427,092	2,261,394	-	-	2,261,394
Derivative financial assets	47	47	-	47	-
Interest receivable	9,344	9,344	-	667	8,677
Deferred compensation assets	13,265	13,265	13,265	-	-

Liabilities
Time deposits	207,903	206,439	-	206,439	-
Securities sold under agreements to repurchase	2,924	2,924	-	2,924	-
Interest payable	547	547	-	547	-
Deferred compensation liabilities	14,797	14,797	14,797	-	-

	December 31, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$512,240	$512,240	$512,240	$-	$-
Debt securities available-for-sale	132,688	132,688	-	132,688	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,283,994	2,105,996	-	-	2,105,996
Interest receivable	8,720	8,720	-	681	8,039
Deferred compensation assets	10,951	10,951	10,951	-	-
Derivative assets	41	41	-	41	-

Liabilities
Time deposits	200,368	198,815	-	198,815	-
Securities sold under agreements to repurchase	1,214	1,214	-	1,214	-
Interest payable	570	570	-	570	-
Deferred compensation liabilities	12,479	12,479	12,479	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	June 30, 2026	December 31, 2025
(Amounts in thousands)
Commitments to extend credit	$282,169	$263,912
Standby letters of credit and financial guarantees (1)	119,007	127,073
Total off-balance sheet risk	$401,176	390,985

(1)	Includes FHLB letters of credit

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution. As of June 30, 2026, the Bank operated 61 branches in Virginia, West Virginia, North Carolina and Tennessee. As of June 30, 2026, full-time equivalent employees, calculated using the number of hours worked, totaled 614.  Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of June 30, 2026, the Trust Division and FCWM managed and administered $1.83 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Developments

As described in the Company's Quarterly Report on Form 10Q for the quarter ended March 31, 2026, on January 23, 2026, the Company completed its previously announced merger (the "Merger") with Hometown Bancshares, Inc., a West Virginia corporation headquartered in Middlebourne, West Virginia ("Hometown"), pursuant to an Agreement and Plan of Merger (the "Agreement") dated July 19, 2025, by and between the company and Hometown.  At the Effective Time, Hometown merged with and into the Company, with the Company as the surviving corporation in the Merger.

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

Performance Overview

Highlights of our results of operations for the three and six months ended June 30, 2026, and financial condition as of June 30, 2026, include the following:

●	Net income for the second quarter of 2026 reached a record $22.51 million, an increase of $7.87 million over the previous record of $14.64 million reported in the third quarter of 2023, and $10.27 million, or 83.84%, higher than net income of $12.25 million in the second quarter of 2025. Net income of $34.54 million for the first six months of 2026, was an increase of $10.48 million or 43.53%, from the same period in 2025.
●	When adjusted for merger and non-recurring items, net income for the second quarter was $14.38 million, an increase of $2.14 million, or 17.47%, compared to the same period in 2025. The most significant non-recurring item in the second quarter was a $10.38 million pre-tax gain on the sale of the Company's stake in Bearing Insurance. For the first six months of 2026 net income totaled $28.05 million, an increase of $3.99 million, or 16.57%, from the same time period of 2025. In addition to the Bearing gain, the first six months of 2026 includes pre-tax merger-related costs of $2.31 million.
●	Net interest margin (FTE), a non-GAAP financial measure, remained strong at 4.38% in the second quarter of 2026, up one basis point from the second quarter of 2025. Net interest rate spread increased nine basis points to 4.06%, driving a $4.27 million, or 13.87%, increase in tax-equivalent net interest income, a non-GAAP financial measure, from the second quarter of 2025. The improvement was primarily driven by an increase in the average balance of interest earnings assets and lower funding cost yields. Average earnings assets increased $382.18 million, or 13.52%, from the second quarter of 2025, contributing $4.27 million in additional interest income, while the yield of interest-bearing deposits declined 16 basis points.
●	Net interest income after provision for credit losses increased $3.45 million, or 11.15%, compared to June 30, 2025. The increase was driven by an increase in average earnings assets, a result of last quarter's acquisition of Hometown.
●	Noninterest income increased approximately $12.00 million, or 116.06%, when compared to the same quarter of 2025. The increase is attributable primarily to a gain of $10.38 million on the sale of the Company's portion of Bearing Insurance. Noninterest expense increased $2.11 million, or 8.29%, when compared to the same quarter of 2025. The increase is attributable mostly to increases in salaries and benefits of $778 thousand, or 5.42%, other operating expenses of $627 thousand, or 18.70%, and service fees of $383 thousand, or 15.47%.
●	Annualized return on average assets ("ROA") was 2.49% for the second quarter of 2026 compared to 1.53% for the same period of 2025. Annualized return on average common equity ("ROE") was 16.90% for the second quarter of 2026 compared to 9.84% for the same period of 2025.
●	When adjusted for merger and non-recurring expenses, ROA was 1.59% and ROE was 10.80% for the second quarter of 2026. Return on average tangible common equity continues to remain strong at 15.58% for the second quarter of 2026.
●	Consolidated assets totaled $3.61 billion at June 30, 2026.
●	The Company's loan portfolio increased $145.00 million, or 6.26%, from year-end 2025. Excluding the Hometown transaction, the loan portfolio decreased approximately $26.05 million, or 1.13%. However, loan production for the second quarter of 2026 was $134.45 million, compared to $78.89 million for the same quarter in 2025, a 70.43% increase.
●	Deposits increased $331.26 million, or 12.34%. Excluding the Hometown transaction, deposits decreased $26.46 million, or 0.99%, from December 31, 2025.
●	The Company did not repurchase any common shares in the second quarter of 2026; however, 504,652 common shares at a total cost of $20.33 million were repurchased during the first quarter of 2026. The company repurchased 50,338 common shares during the second quarter of 2025 at a cost of $1.85 million.
●	Non-performing loans to total loans decreased to 0.70%, a 0.09% reduction when compared with the same quarter of 2025. The Company experienced net charge-offs for the second quarter of 2026 of $1.3 million, or 0.21%, of annualized average loans, compared to net charge-offs of $472 thousand, or 0.08%, of annualized average loans for the same period in 2025. Significant recoveries in the amount of $1.04 million were received in the second quarter of 2025 driving the year over year variance.
●	The allowance for credit losses increased $2.04 million in the second quarter of 2026 compared to December 31, 2025, primarily driven by the $3.21 million impact of the Hometown transaction. The allowance for credit losses to total loans was 1.33% on June 30, 2026, compared to 1.33% on December 31, 2025, and 1.40% on June 30, 2025.
●	Book value per share on June 30, 2026, was $28.52, an increase of $1.22, or 4.47%, from year-end 2025.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Six Months Ended
(Amounts in thousands, except per	June 30,		Increase		June 30,		Increase
share data)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change

Net income	$22,513	$12,246	$10,267	83.84%	$34,540	$24,064	$10,476	43.53%

Basic earnings per common share	1.19	0.67	0.52	77.61%	1.83	1.31	0.52	39.69%
Diluted earnings per common share	1.19	0.67	0.52	77.61%	1.82	1.31	0.51	38.93%

Return on average assets	2.49%	1.53%	0.96%	62.75%	1.95%	1.51%	0.44%	29.14%
Return on average common equity	16.90%	9.84%	7.06%	71.75%	13.15%	9.67%	3.48%	35.99%

Three-Month Comparison.

Net income for the second quarter of 2026 reached a record $22.51 million, an increase of $7.87 million over the previous quarterly record of $14.64 million reported in the third quarter of 2023, and $10.27 million, or 83.84%, higher than net income of $12.25 million in the second quarter of 2025. The increase was primarily attributable to a $10.38 million pre-tax gain on the sale of the Company's ownership in Bearing Insurance. This was partially offset by a $2.11 million, or 8.29%, increase in noninterest expense, driven primarily by higher salaries and benefits of $778 thousand, or 5.42%, other operating expenses of $627 thousand, or 18.70%, and service fees of $383 thousand, or 15.47%.

Six-Month Comparison.

Net income increased $10.48 million, or 43.53%, in the six months ended June 30, 2026, compared to the same period in 2025.  The increase was primarily attributable to a $10.38 million pre-tax gain on the sale of the Company's interest in Bearing Insurance and a $6.39 million, or 10.49%, increase of net interest income after the provision for credit losses.  These increases were partially offset by a $5.90 million, or 11.71%, increase in noninterest expense and a $3.24 million, or 46.11%, increase in income tax expense.   The increase in noninterest expense was primarily driven by $2.31 million in merger-related expenses associated with the completed Hometown acquisition, a $1.81 million, or 6.54%, increase in salaries and employee benefits, and a $688 thousand, or 13.87%, increase in service fees.

Net Interest Income

Net interest income, our largest contributor to earnings, is analyzed on a fully taxable equivalent (“FTE”) basis, a non-GAAP financial measure. For additional information, see “Non-GAAP Financial Measures” below. The following tables present the consolidated average balance sheets and net interest analysis on a FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended June 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,459,135	$32,795	5.35%	$2,364,362	$30,731	5.21%
Securities available-for-sale	243,177	2,118	3.49%	128,457	1,053	3.29%
Interest-bearing deposits	506,561	4,866	3.85%	333,872	3,722	4.47%
Total earning assets	3,208,873	39,779	4.97%	2,826,691	35,506	5.04%
Other assets	417,245			377,879
Total assets	$3,626,118			$3,204,570

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$835,345	$570	0.27%	$657,888	$177	0.11%
Savings deposits	1,027,941	3,260	1.27%	895,024	3,322	1.49%
Time deposits	212,504	891	1.68%	228,485	1,232	2.16%
Total interest-bearing deposits	2,075,790	4,721	0.91%	1,781,397	4,731	1.07%
Borrowings
Retail repurchase agreements	2,992	13	1.72%	1,293	-	0.07%
Total borrowings	2,992	13	1.72%	1,293	-	0.07%
Total interest-bearing liabilities	2,078,782	4,734	0.91%	1,782,690	4,731	1.06%
Noninterest-bearing demand deposits	958,302			877,346
Other liabilities	54,601			45,310
Total liabilities	3,091,685			2,705,346
Stockholders' equity	534,433			499,224
Total liabilities and stockholders' equity	$3,626,118			$3,204,570
Net interest income, FTE(1)		$35,045			$30,775
Net interest rate spread			4.06%			3.97%
Net interest margin, FTE(1)			4.38%			4.37%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $372 thousand and $430 thousand for the three months ended June 30, 2026 and 2025, respectively.

 AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Six Months Ended June 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,446,811	$64,650	5.33%	$2,379,630	$61,488	5.21%
Securities available-for-sale	250,856	4,341	3.49%	138,804	2,314	3.36%
Interest-bearing deposits	458,716	8,731	3.84%	315,011	6,984	4.47%
Total earning assets	3,156,383	77,722	4.97%	2,833,445	70,786	5.04%
Other assets	415,245			375,846
Total assets	$3,571,628			$3,209,291

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$807,894	$987	0.25%	$658,268	$357	0.11%
Savings deposits	1,012,667	6,356	1.27%	893,096	6,633	1.50%
Time deposits	214,287	1,856	1.75%	233,343	2,612	2.26%
Total interest-bearing deposits	2,034,848	9,199	0.91%	1,784,707	9,602	1.09%
Borrowings
Retail repurchase agreements	2,780	22	1.59%	1,183	-	0.06%
Total borrowings	2,780	22	1.59%	1,183	-	0.06%
Total interest-bearing liabilities	2,037,628	9,221	0.91%	1,785,890	9,602	1.08%
Noninterest-bearing demand deposits	945,763			868,714
Other liabilities	58,531			52,698
Total liabilities	3,041,922			2,707,302
Stockholders' equity	529,706			501,989
Total liabilities and stockholders' equity	$3,571,628			$3,209,291
Net interest income, FTE(1)		$68,501			$61,184
Net interest rate spread			4.05%			3.96%
Net interest margin, FTE(1)			4.38%			4.35%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $861 thousand and $986 thousand for the six months ended June 30, 2026 and 2025, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30, 2026 Compared to 2025				June 30, 2026 Compared to 2025
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$2,449	$1,630	$(2,015)	$2,064	$1,736	$1,395	$31	$3,162
Securities available-for-sale	1,872	130	(937)	1,065	1,868	88	71	2,027
Interest-bearing deposits with other banks	3,828	(1,022)	(1,662)	1,144	3,186	(988)	(451)	1,747
Total interest earning assets	8,149	738	(4,614)	4,273	6,790	495	(349)	6,936

Interest paid on
Demand deposits	97	534	(238)	393	81	447	102	630
Savings deposits	982	(967)	(77)	(62)	888	(1,027)	(138)	(277)
Time deposits	(171)	(542)	372	(341)	(213)	(591)	48	(756)
Retail repurchase agreements	-	11	2	13	-	9	13	22
Total interest-bearing liabilities	908	(964)	59	3	756	(1,162)	25	(381)

Change in net interest income (1)	$7,241	$1,702	$(4,673)	$4,270	$6,034	$1,657	$(374)	$7,317

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income represented 60.95% of total net interest and noninterest income in the second quarter of 2026, compared to 74.78% in the same quarter of 2025. On a GAAP basis, net interest income increased $4.22 million, or 13.76%, while on a fully taxable equivalent ("FTE") basis, it increased $4.27 million, or 13.87%.  The FTE net interest margin increased one basis point, and the net interest spread increased nine basis points, or 2.27%.   These improvements were primarily driven by growth in average interest- earning assets and lower funding costs.

Average earning assets increased by $382.18 million, or 13.52%, in the second quarter of 2026 compared to the same time period in 2025.  The increase was primarily attributable to the acquisition of Hometown, completed in the previous quarter.  Although the average yield on earning assets declined seven basis points, interest income increased by $4.27 million, or 12.03%, driven by higher average asset volumes.  The average loan-to-deposit ratio decreased to 81.05% from 88.93% in the second quarter of 2025.  Non-cash accretion income totaled $372 thousand, compared to $430 thousand in the prior-year period.

Average interest-bearing liabilities, consisting of interest-bearing deposits and borrowings, increased by $296.09 million, or 16.61% in the second quarter of 2026 compared to the same time period in 2025.  Despite the increase in average interest-bearing liabilities, interest expense increased by only $3 thousand, or 0.06%, as the cost of funds declined by 15 basis points, or 14.15%, compared to the same quarter in 2025.  The minimal increase in interest expense was primarily driven by a 16-basis point, or 14.95%, reduction in the average rate paid on interest-bearing deposits.

Six-Month Comparison. Net interest income represented 66.85% of total net interest and noninterest income in the six months ended June 30, 2026, compared to 74.77% in the same period of 2025. On a GAAP basis, net interest income increased $7.21million, or 11.83%, while on a fully taxable equivalent ("FTE") basis, it increased $7.32 million, or 11.96%.  The FTE net interest margin increased three basis points, and the net interest spread increased nine basis points, or 2.27%.   These improvements were primarily driven by higher average interest-earning assets primarily attributable to the Hometown acquisition, as well as lower funding costs.

Average earning assets increased $322.94 million, or 11.40%, driven by increases of $143.71 million in interest-bearing deposits, $112.05 million in securities available-for-sale and $67.18 million in loans.  Although the average yield on earning assets declined seven basis points, interest income rose $6.94 million, or 9.80%, reflecting higher asset volumes.  The average loan-to-deposit ratio decreased to 82.09% from 89.68% for the six months ended June 30, 2025.  Non-cash accretion income totaled $861 thousand compared to $986 thousand in the prior-year period.

Average interest-bearing liabilities, consisting of interest-bearing deposits and borrowings, increased $251.74 million, or 14.10%.  However, due to a 17-basis point, or 15.74%, decline in cost of funds, interest expense decreased $381 thousand compared to the same period in 2025.  The largest contributor to this reduction was interest-bearing deposits, where interest expense decreased $403 thousand, or 4.20%, driven by an 18-basis point decline in yield.

Provision for Credit Losses

Three-Month Comparison.  The provision charged to operations increased $768 thousand in the second quarter of 2026 compared to the same quarter of 2025.  In the second quarter of 2026, the Company recorded a $411 thousand provision for credit losses for loans and a $72 thousand provision for credit losses on loan commitments.  This compares to a $292 thousand recovery of provision for credit losses on loans and a $7 thousand provision for credit losses on loan commitments recorded in the second quarter of 2025. The increase in the overall provision was primarily attributable to significant loan recoveries totaling $1.04 million recognized in 2025.

Six-Month Comparison.  The provision charged to operations increased $825 thousand in the six months ended June 30, 2026, compared to the same period of 2025.  During the six months ended June 30, 2026, the Company recorded a $711 thousand provision for credit losses for loans and a $150 thousand provision for credit losses on loan commitments.  This compares to a $58 thousand provision for credit losses on loans and a $22 thousand recovery of provision for credit losses on loan commitments recorded in the six months ended June 30, 2025. The increase in the overall provision was primarily attributable to significant loan recoveries totaling $1.64 million recognized in 2025.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase	%
	2026	2025	(Decrease)	Change %	2026	2025	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,399	$1,222	$177	14.48%	$2,698	$2,384	$314	13.17%
Service charges on deposits	4,431	4,120	311	7.55%	8,616	7,956	660	8.30%
Other service charges and fees	4,473	3,791	682	17.99%	8,416	7,131	1,285	18.02%
Loss on sale of securities	210	-	210	NM	208	-	208	NM
Gain on sale of equity investment	10,384	-	10,384	NM	10,384	-	10,384	NM
Other operating income	1,444	1,207	237	19.64%	3,476	3,098	378	12.20%
Total noninterest income	$22,341	$10,340	$12,001	116.06%	$33,798	$20,569	$13,229	64.32%

Three-Month Comparison. Noninterest income comprised 39.05% of total net interest and noninterest income in the second quarter of 2026 compared to 25.22% in the same quarter of 2025. Noninterest income increased $12.00 million, or 116.06%, compared to the second quarter of 2025.  The increase was primarily attributable to a $10.38 million pre-tax gain on the sale of the Company's ownership interest in Bearing Insurance.

Six-Month Comparison. Noninterest income comprised 33.15% of total net interest and noninterest income in the six months ended June 30, 2026, compared to 25.23% in the same period of 2025. Noninterest income increased $13.23 million, or 64.32%, compared to the same period of 2025.  The increase was primarily attributable to a $10.38 million pre-tax gain on the sale of the Company's ownership interest in Bearing Insurance and a $1.28 million, or 18.02% increase in other service charges and fees.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Six Months Ended
	June 30,		Increase		June 30,		Increase	%
	2026	2025	(Decrease)	Change %	2026	2025	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$15,127	$14,349	$778	5.42%	$29,494	$27,684	$1,810	6.54%
Occupancy expense	1,529	1,290	239	18.53%	3,195	2,866	329	11.48%
Furniture and equipment expense	1,576	1,587	(11)	-0.69%	3,149	3,162	(13)	-0.41%
Service fees	2,858	2,475	383	15.47%	5,647	4,959	688	13.87%
Advertising and public relations	922	1,154	(232)	-20.10%	1,795	2,209	(414)	-18.74%
Professional fees	324	360	(36)	-10.00%	562	732	(170)	-23.22%
Amortization of intangibles	841	526	315	59.89%	1,687	1,050	637	60.67%
FDIC premiums and assessments	408	361	47	13.02%	823	723	100	13.83%
Merger expense	-	-	-	0.00%	2,310	-	2,310	NM
Other operating expense	3,980	3,353	627	18.70%	7,640	7,014	626	8.93%
Total noninterest expense	$27,565	$25,455	$2,110	8.29%	$56,302	$50,399	$5,903	11.71%

Three-Month Comparison. Noninterest expense increased $2.11 million, or 8.29%, in the second quarter of 2026 compared to the same quarter of 2025.  The increase was primarily attributable to increases in salaries and employee benefits of $778 thousand, or 5.42%, other operating expense of $627 thousand, or 18.70%, and service fees of $383 thousand, or 15.47%.

Six-Month Comparison. Noninterest expense increased $5.90 million, or 11.71%, in the six months ended June 30, 2026, compared to the same period of 2025.  The increase was primarily attributable to increases of $2.31 million in merger expense, $1.81 million in salaries and employee benefits, and $688 thousand in services fees.  The merger expense was related to the acquisition of Hometown, which was completed in the first quarter of 2026.

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

Three-Month Comparison. Income tax expense increased $3.07 million, or 85.84%.  The effective tax rate increased to 22.82% in the second quarter of 2026 from 22.63% in the same quarter of 2025.

Six-Month Comparison. Income tax expense increased $3.24 million, or 46.11%.  The effective tax rate increased to 22.91% in the six months ended June 30, 2026, from 22.60% in the same period of 2025.

Non-GAAP Financial Measures

In addition to financial statements prepared in accordance with GAAP, we use certain non-GAAP financial measures that management believes provide investors with important information useful in understanding our operational performance and comparing our financial measures with other financial institutions. The non-GAAP financial measures presented in this report includes net interest income on a FTE basis and average tangible common equity.  We believe FTE basis is the preferred industry measurement of net interest income and provides better comparability between taxable and tax-exempt amounts. We use this non-GAAP financial measure to monitor net interest income performance and to manage the composition of our balance sheet. The FTE basis adjusts for the tax benefits of income from certain tax-exempt loans and investments using the federal statutory rate of 21%.  Average tangible common equity is calculated as GAAP total shareholders’ equity minus total intangible assets. Tangible common equity can thus be considered a more conservative valuation of the Company. When considering net income, a return on average tangible common equity can be calculated. Management provides a return on average equity to facilitate the understanding of as well as to assess the quality and composition of the Company’s capital structure. This measure, along with others, is used by management to analyze capital adequacy and performance. While we believe certain non-GAAP financial measures enhance understanding of our business and performance, they are supplemental and not a substitute for, or more important than, financial measures prepared on a GAAP basis. Our non-GAAP financial measures may not be comparable to those reported by other financial institutions. The reconciliations of non-GAAP to GAAP measures are presented below.

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income and net interest margin, on a FTE basis for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Amounts in thousands)
Net interest income, GAAP	$34,875	$30,657	$68,169	$60,955
FTE adjustment(1)	170	118	332	229
Net interest income, FTE	$35,045	$30,775	68,501	61,184

Net interest margin, GAAP	4.36%	4.35%	4.36%	4.33%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.02%
Net interest margin, FTE	4.38%	4.37%	4.38%	4.35%

(1)	FTE basis based on the federal statutory rate of 21%.

The following table is a reconciliation of return on average tangible common equity, a non-GAAP financial measurement, for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
(Amounts in thousands)
Net Income available to common shareholders, GAAP	$22,513	$12,246	$34,540	$24,064
Add: merger and non-recurring items, net of tax (1)	(8,128)	-	(6,489)	-
Tangible net income available to common shareholders	$14,385	$12,246	$28,051	$24,064
Tangible net income available to common shareholders (annualized)	$57,698	$49,119	$56,567	$48,527

Average Common Equity	$534,433	$499,224	$529,706	$501,989
Less: Average Goodwill and Intangibles	164,143	156,165	163,384	156,428
Average Tangible Common Equity	$370,290	$343,059	$366,322	$345,561

Return on Average Tangible Common Equity	15.58%	14.32%	15.44%	14.04%

(1)	Includes non-recurring items such as gain (loss) on sale of equity investments and BOLI proceeds

Financial Condition

Total assets as of June 30, 2026, increased $348.08 million, or 10.68%, from December 31, 2025. Total liabilities increased $309.52 million, or 11.22%, and stockholders' equity increased $38.55 million, or 7.70%.  The primary driver of the changes in balance sheet components was the acquisition of Hometown in the first quarter of 2026.  The acquisition resulted in an increase in stockholders' equity of $35.07 million.  Total assets of $393.81 million and total liabilities of $360.46 million were acquired in the transaction.  Excluding the impact of the Hometown transaction, total assets decreased $132.60 million and liabilities decreased $50.93 million compared to December 31, 2025.

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

Available-for-sale debt securities as of June 30, 2026, increased $106.36 million, or 80.16%, compared to December 31, 2025.  The increase was primarily attributable to securities acquired as part of the Hometown acquisition.

The market value of debt securities available-for-sale as a percentage of amortized cost was 95.63% as of June 30, 2026, compared to 92.95% as of December 31, 2025.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of June 30, 2026 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, by loan class as of the dates indicated:

	June 30, 2026		December 31, 2025		June 30, 2025
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$67,088	2.73%	$63,901	2.76%	$64,441	2.74%
Commercial and industrial	279,927	11.38%	243,983	10.54%	249,674	10.61%
Multi-family residential	190,690	7.75%	191,486	8.27%	189,267	8.04%
Single family non-owner occupied	193,950	7.88%	171,918	7.43%	185,042	7.86%
Non-farm, non-residential	893,631	36.33%	838,458	36.22%	840,642	35.73%
Agricultural	14,452	0.59%	13,464	0.58%	14,077	0.60%
Farmland	11,842	0.48%	10,725	0.46%	11,170	0.47%
Total commercial loans	1,651,580	67.14%	1,533,935	66.27%	1,554,313	66.05%
Consumer real estate loans
Home equity lines	83,739	3.40%	82,764	3.58%	84,629	3.60%
Single family owner occupied	668,877	27.19%	632,348	27.32%	634,898	26.98%
Owner occupied construction	5,169	0.21%	5,605	0.24%	4,775	0.20%
Total consumer real estate loans	757,785	30.81%	720,717	31.14%	724,302	30.78%
Consumer and other loans
Consumer loans	48,271	1.96%	58,453	2.53%	72,325	3.07%
Other	2,110	0.09%	1,650	0.07%	2,337	0.10%
Total consumer and other loans	50,381	2.05%	60,103	2.60%	74,662	3.17%
Total loans held for investment, net of unearned income	2,459,746	100.00%	2,314,755	100.00%	2,353,277	100.00%
Less: allowance for credit losses	32,654		30,761		33,020
Total loans held for investment, net of unearned income and allowance	$2,427,092		$2,283,994		$2,320,257

Total loans as of June 30, 2026, increased $145.00 million, or 6.26%, compared to December 31, 2025, and was primarily due to the Hometown acquisition with the fair value of loans acquired totaling $171.04 million.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	June 30, 2026	December 31, 2025	June 30, 2025
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$16,816	$13,941	$18,084
Accruing loans past due 90 days or more	280	212	568
Modified loans past due 90 days or more not included in nonaccrual	-	-	-
Total nonperforming loans	17,096	14,153	18,652
OREO	52	-	455
Total nonperforming assets	$17,148	$14,153	$19,107

Additional Information
Total modified loans	$3,435	$2,442	$2,129

Asset Quality Ratios:
Nonperforming loans to total loans	0.70%	0.61%	0.79%
Nonperforming assets to total assets	0.48%	0.43%	0.60%
Allowance for credit losses to nonperforming loans	191.00%	217.35%	177.03%
Allowance for credit losses to total loans	1.33%	1.33%	1.40%

Nonperforming assets as of June 30, 2026, increased $2.99 million, or 21.16%, from December 31, 2025, and modified loans increased $993 thousand, or 40.66%.   As of June 30, 2026, nonaccrual loans were largely attributed to single family owner occupied (45.13%), single family non-owner occupied (16.87%) and commercial and industrial (14.35%).  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $28.50 million as of June 30, 2026, an increase of $650 thousand, or 2.33%, compared to $27.85 million as of December 31, 2025. Delinquent loans as a percent of total loans totaled 1.16% as of June 30, 2026, which includes past due loans (0.48%) and nonaccrual loans (0.68%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions with respect to interest rates, loan terms, or amortization terms.  Total loans modified as of June 30, 2026, were $3.43 million.  As of June 30, 2026, $937 thousand of these loans were 30-89 days past due. Modified loans past due 90 days or more totaled $42 thousand and are included in the total for nonaccrual loans.

Other real estate owned ("OREO") is carried at the lesser of estimated net realizable value or cost.  No OREO property was held by the Company as of March 31, 2026, or December 31, 2025.   The following table presents the changes in OREO during the periods indicated:

	Six Months Ended June 30,
	2026	2025
(Amounts in thousands)
Beginning balance January 1	$-	$521
Additions	52	191
Disposals	-	(257)
Valuation adjustments	-	-
Other adjustments	-	-
Ending balance	$52	$455

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

As of June 30, 2026, the balance of the ACL totaled $32.65 million, or 1.33%, of total loans. This compares to $30.76 million as of December 31, 2025, reflecting an increase of $1.89 million, or 6.15%.  The increase in the ACL is primarily driven by the Hometown acquisition, which resulted in a $3.21 million addition for acquired loans.  The increase was offset by net charge-offs of $2.03 million.

As of June 30, 2026, the Company had an allowance for unfunded commitments of $505 thousand, which was recorded in Other Liabilities on the Balance Sheet.  During the first six months of 2026, the Company recorded a $150 thousand provision for credit losses on loan commitments, compared to a $22 thousand recovery of provision for credit losses on loan commitments recorded during the same period in 2025.

Deposits

Total deposits as of June 30, 2026, increased $331.26 million, or 12.34%, compared to December 31, 2025.  The largest increases occurred in interest-bearing demand deposits of $136.95 million, or 20.01%, and money-market and savings deposits of $109.81 million, or 12.14%.   The growth was primarily attributable to the acquisition of Hometown, which contributed $357.72 million in deposits.  Excluding the impact of the Hometown acquisition, total deposits decreased $26.46 million, or 0.99%.

Total borrowings in the form of retail repurchase agreements as of June 30, 2026, increased $1.71 million, or 140.86%, compared to December 31, 2025.  The increase is primarily attributable to the Hometown acquisition, which included $1.31 million in securities sold under agreements to repurchase.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of June 30, 2026, the Company’s cash reserves totaled $22.43 million. The Company’s cash reserves provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of June 30, 2026, our unencumbered cash totaled $591.91 million, unused borrowing capacity from the FHLB totaled $303.35 million, available credit from the FRB Discount Window totaled $6.91 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $80.99 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of June 30, 2026, increased $38.55 million, or 7.70%, to $539.10 million from $500.55 million as of December 31, 2025.  The increase was primarily attributable to the acquisition of Hometown, in connection with which the Company issued 1.03 million shares of common stock, resulting in a $35.07 million increase in capital.  Stockholders' equity was further increased by net income of $34.54 million.  These increases were partially offset by $11.80 million of common stock dividends declared and $20.33 million of common stock repurchases.  Book value per share increased $1.22 to $28.52 as of June 30, 2026, compared to $27.30 on December 31, 2025.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2025 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	June 30, 2026		December 31, 2025
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	16.56%	15.32%	16.10%	14.46%
Tier 1 risk-based capital ratio	16.56%	15.32%	16.10%	14.46%
Total risk-based capital ratio	17.81%	16.58%	17.35%	15.71%
Tier 1 leverage ratio	11.05%	10.23%	11.44%	10.38%

As of June 30, 2026, the Company and the Bank continue to maintain strong regulatory capital levels.  Compared with December 31, 2025, the Company and the Bank reported increases in their common equity Tier 1, Tier 1 risk-based capital ratio and total risk-based capital ratios, while the Tier 1 leverage ratio declined modestly.  The increase in the risk-based capital ratios was primarily driven by growth in regulatory capital during the period.  As of June 30, 2026, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action due to our capital ratios being in excess of the minimum standards under the Basel III capital rules.  Management believes there have been no conditions or events that would have changed the Bank’s classification during the period.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	June 30, 2026	December 31, 2025
(Amounts in thousands)
Commitments to extend credit	$282,169	$263,912
Standby letters of credit and financial guarantees (1)	119,007	127,073
Total off-balance sheet risk	$401,176	$390,985

(1)	Includes FHLB letters of credit

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

As of June 30, 2026, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 350 to 375 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	June 30, 2026		December 31, 2025
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$7,563	5.3%	$4,432	3.5%
100	3,765	2.7%	2,232	1.7%
(100)	(4,603)	(3.2)%	(3,888)	(3.0)%
(200)	(10,516)	(7.4)%	(8,748)	(6.9)%

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

Continued unprecedented levels of federal government spending is causing increased inflation. The timing and impact of inflation and rising interest rates on our business and related financial results will depend on future developments, which are highly uncertain and difficult to predict.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The information required in this item is incorporated by reference to “Market Risk and Interest Rate Sensitivity” in Item 2 of this Quarterly Report on Form 10-Q.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2025, discuss potential events, trends, or other circumstances that could adversely affect our business, financial condition, results of operations, cash flows, liquidity, access to capital resources, and, consequently, cause the market value of our common stock to decline. These risks could cause our future results to differ materially from historical results and expectations of future financial performance. If any of the risks occur and the market price of our common stock declines significantly, individuals may lose all, or part, of their investment in our Company. Individuals should carefully consider our risk factors and information included in our annual report on Form 10-K for the year ended December 31, 2025, before making an investment decision. There may be risks and uncertainties that we have not identified or that we have deemed immaterial that could adversely affect our business; therefore, such risk factors are not intended to be an exhaustive list of all risks we face. There have been no material changes to the risk factors included in Part I, Item 1A, “Risk Factors,” of our annual report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not Applicable

(b)	Not Applicable

(c)	Issuer Purchases of Equity Securities

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.  The Company did not repurchase any common shares during the second quarter of 2026; however, 504,652 common shares were purchased during the first quarter of 2026 at a total cost of $20.33 million.  The Company repurchased 50,338 common shares during the second quarter of 2025 at a cost of $1.85 million.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

April 1 - 30, 2026	-	$-	-	1,690,216
May 1 - 31, 2026	-	-	-	1,690,216
June 1 - 30, 2026	-	-	-	1,690,216
Total	-	$-	-

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

(c) During the three months ended June 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of June 30, 2026, (Unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and six months ended June 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and six months ended June 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the six months ended June 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2026.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)