Form 10-Q
period 2026-09-30
FIRST COMMUNITY BANKSHARES INC /VA/
filed 2026-11-06
CIK 859070

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
or

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
☐ Yes ☑ No

As of November 3, 2026, there were 18,916,116 shares outstanding of the registrant’s Common Stock, $1.00 par value.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Forward-looking statements in filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q and the accompanying Exhibits, filings incorporated by reference, reports to shareholders, and other communications that represent the Company’s beliefs, plans, objectives, goals, guidelines, expectations, anticipations, estimates, and intentions are made in good faith pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict. The words “may,” “could,” “should,” “would,” “believe,” “anticipate,” “estimate,” “expect,” “intend,” “plan,” and other similar expressions identify forward-looking statements. The following factors, among others, could cause financial performance to differ materially from that expressed in such forward-looking statements:

●	inflation, interest rate, market and monetary fluctuations;
●	the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations including tariffs or changes in trade policies;
●	the effects of, and changes in, trade, monetary, and fiscal policies and laws, including interest rate policies of the Federal Reserve System;
●	timely development of competitive new products and services and the acceptance of these products and services by new and existing customers;
●	the willingness of customers to substitute competitors’ products and services for the Company’s products and services and vice versa;
●	the impact of changes in financial services laws and regulations, including laws about taxes, banking, securities, and insurance;
●	the impact of the U.S. Department of the Treasury and federal banking regulators’ continued implementation of programs to address capital and liquidity in the banking system;
●	technological changes;
●	the effects of developments in cryptocurrencies, stablecoins, and other digital assets, including changes in regulations, market acceptance, cybersecurity risks, and customer demand for related products and services;
●	the impact of prolonged federal government shutdowns;
●	the cost and effects of cyber incidents or other failures, interruptions, or security breaches of our systems or those of third-party providers;
●	the effect of continued changes in accounting policies and practices, as may be adopted by the regulatory agencies, as well as the Public Company Accounting Oversight Board, the Financial Accounting Standards Board, and other accounting standard setters;
●	the effect of acquisitions, including, without limitation, the failure to achieve the expected revenue growth and/or expense savings from such acquisitions;
●	the sustainability of noninterest or fee income being less than expected;
●	unanticipated regulatory or judicial proceedings;
●	changes in consumer spending and saving habits;
●	increased or expanded competition from banks and other financial service providers in the Company's markets;
●	the Company's ability to effectively manage its liquidity and maintain adequate regulatory capital to support its business;
●	risks related to the development and use of artificial intelligence;
●	the effectiveness of the Company's risk management processes strategies and monitoring; and
●	the Company’s success at managing the risks mentioned above.

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

PART I.	FINANCIAL INFORMATION

Item 1.     Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2026	2025(1)
(Amounts in thousands, except share and per share data)	(Unaudited)
Assets
Cash and due from banks	$108,219	$126,068
Federal funds sold	386,767	384,141
Interest-bearing deposits in banks	7,362	2,031
Total cash and cash equivalents	502,348	512,240
Debt securities available-for-sale, at fair value	335,316	132,688
Loans held for investment, net of unearned income	2,477,419	2,314,755
Allowance for credit losses	(32,638)	(30,761)
Loans held for investment, net	2,444,781	2,283,994
Premises and equipment, net	50,132	47,560
Other real estate owned	66	-
Interest receivable	9,740	8,720
Goodwill	145,672	143,946
Other intangible assets	17,167	11,098
Other assets	128,457	119,397
Total assets	$3,633,679	$3,259,643

Liabilities
Deposits
Noninterest bearing	$974,259	$896,255
Interest-bearing	2,054,625	1,789,074
Total deposits	3,028,884	2,685,329
Securities sold under agreements to repurchase	2,440	1,214
Interest, taxes, and other liabilities	57,085	72,553
Total liabilities	3,088,409	2,759,096

Stockholders' equity
Preferred stock, undesignated par value; 1,000,000 shares authorized; Series A Noncumulative Convertible Preferred Stock, $0.01 par value; 25,000 shares authorized; none outstanding	-	-
Common stock, $1 par value; 50,000,000 shares authorized; 28,748,551 shares issued and 18,916,116 outstanding at September 30, 2026; 27,662,570 shares issued and 18,334,787 outstanding at December 31, 2025	18,916	18,335
Additional paid-in capital	186,827	170,358
Retained earnings	351,285	319,368
Accumulated other comprehensive loss	(11,758)	(7,514)
Total stockholders' equity	545,270	500,547
Total liabilities and stockholders' equity	$3,633,679	$3,259,643

(1) Derived from audited financial statements

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Amounts in thousands, except share and per share data)	2026	2025	2026	2025
Interest income
Interest and fees on loans	$33,125	$30,805	$97,485	$92,111
Interest on securities -- taxable	2,123	977	6,264	3,069
Interest on securities -- tax-exempt	44	73	207	248
Interest on deposits in banks	4,913	3,844	13,639	10,828
Total interest income	40,205	35,699	117,595	106,256
Interest expense
Interest on deposits	4,340	4,402	13,561	14,004
Total interest expense	4,340	4,402	13,561	14,004
Net interest income	35,865	31,297	104,034	92,252
Provision for credit losses	680	-	1,541	36
Net interest income after provision for credit losses	35,185	31,297	102,493	92,216
Noninterest income
Wealth management	1,324	1,371	4,022	3,755
Service charges on deposits	4,719	4,520	13,335	12,476
Other service charges and fees	4,412	3,847	12,828	10,978
Gain on sale of securities	-	-	208	-
Gain on divestiture- sale of Bearing Insurance	-	-	10,384	-
Other operating income	2,192	1,151	5,668	4,249
Total noninterest income	12,647	10,889	46,445	31,458
Noninterest expense
Salaries and employee benefits	15,306	14,351	44,800	42,035
Occupancy expense	1,431	1,508	4,626	4,374
Furniture and equipment expense	1,650	1,502	4,799	4,664
Service fees	3,033	2,728	8,680	7,687
Advertising and public relations	1,122	939	2,917	3,148
Professional fees	305	293	866	1,025
Amortization of intangibles	834	433	2,521	1,483
FDIC premiums and assessments	412	362	1,235	1,085
Merger expenses	-	787	2,310	787
Other operating expense	3,847	3,376	11,488	10,391
Total noninterest expense	27,940	26,279	84,242	76,679
Income before income taxes	19,892	15,907	64,696	46,995
Income tax expense	4,469	3,641	14,733	10,666
Net income	$15,423	$12,266	$49,963	$36,329

Earnings per common share
Basic	$0.82	$0.67	$2.64	$1.98
Diluted	0.81	0.67	2.63	1.97
Weighted average shares outstanding
Basic	18,910,756	18,314,865	18,905,327	18,311,661
Diluted	18,993,264	18,400,289	18,986,593	18,417,066

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Amounts in thousands)
Net income	$15,423	$12,266	$49,963	$36,329
Other comprehensive income (loss), before tax
Available-for-sale debt securities:
Change in net unrealized (loss) gains on debt securities	(4,507)	1,385	(5,580)	3,946
Reclassification adjustment for gains recognized in net income	-	-	208	-
Net unrealized (loss) gain on available-for-sale debt securities	(4,507)	1,385	(5,372)	3,946
Employee benefit plans:
Net actuarial gain (loss)	-	6	(1)	17
Reclassification adjustment for amounts recognized in net income	-	(6)	1	(17)
Net employee benefit plans adjustment	-	-	-	-
Other comprehensive income, before tax	(4,507)	1,385	(5,372)	3,946
Income tax (benefit) expense	(946)	292	(1,128)	829
Other comprehensive (loss) gain, net of tax	(3,561)	1,093	(4,244)	3,117
Total comprehensive income	$11,862	$13,359	$45,719	$39,446

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)
THREE MONTHS ENDED
September 30, 2026 and 2025

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total

Balance July, 1 2025	-	$-	18,311,232	$18,311	$169,358	$324,307	$(9,147)	$502,829
Net income	-	-	-	-	-	12,266	-	12,266
Other comprehensive income	-	-	-	-	-	-	1,093	1,093
Common dividends declared -- $0.31per share	-	-	-	-	-	(5,678)	-	(5,678)
Equity-based compensation expense	-	-	-	-	93	-	-	93
Common stock options exercised	-	-	3,673	4	118	-	-	122
Balance September 30, 2025	-	$-	18,314,905	$18,315	$169,569	$330,895	$(8,054)	$510,725

Balance July, 1 2026	-	$-	18,902,628	$18,902	$186,291	$342,103	$(8,197)	$539,099
Net income	-	-	-	-	-	15,423	-	15,423
Other comprehensive loss	-	-	-	-	-	-	(3,561)	(3,561)
Common dividends declared -- $0.33 per share	-	-	-	-	-	(6,241)	-	(6,241)
Equity-based compensation expense	-	-	-	-	131	-	-	131
Common stock options exercised	-	-	13,488	14	405	-	-	419
Balance September 30, 2026	-	$-	$18,916,116	$18,916	$186,827	$351,285	$(11,758)	$545,270

See Notes to Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (UNAUDITED)

Nine MONTHS ENDED

September 30, 2026 and 2025

							Accumulated
	Preferred		Common		Additional		Other
(Amounts in thousands, except share and per share data)	Stock Outstanding	Preferred Stock	Stock Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Comprehensive Loss	Total
Balance January 1, 2025	-	$-	18,321,795	$18,322	$169,752	$349,489	$(11,171)	$526,392
Net income	-	-	-	-	-	36,329	-	36,329
Other comprehensive income	-	-	-	-	-	-	3,117	3,117
Common dividends declared -- $0.62 per share and special dividend $2.07 per share	-	-	-	-	-	(54,923)	-	(54,923)
Equity-based compensation expense	-	-	34,913	34	1,385	-	-	1,419
Common stock options exercised	-	-	8,550	9	233	-	-	242
Issuance of common stock to 401(k) plan	-	-	(15)	-	-	-	-	-
Repurchase of common shares at $36.80 per share	-	-	(50,338)	(50)	(1,801)	-	-	(1,851)
Balance September 30, 2025	-	$-	18,314,905	$18,315	$169,569	$330,895	$(8,054)	$510,725

Balance January 1, 2026	-	$-	18,334,787	$18,335	$170,358	$319,368	$(7,514)	$500,547
Hometown Acquisition			1,029,314	1,029	34,044	-	-	35,073
Net income	-	-	-	-	-	49,963	-	49,963
Other comprehensive loss	-	-	-	-	-	-	(4,244)	(4,244)
Common dividends declared -- $0.95 per share	-	-	-	-	-	(18,046)	-	(18,046)
Equity-based compensation expense	-	-	30,742	31	1,543	-	-	1,574
Common stock options exercised	-	-	25,925	26	709	-	-	735
Repurchase of common shares at $40.29 per share	-	-	(504,652)	(505)	(19,827)	-	-	(20,332)
Balance September 30, 2026	-	-	18,916,116	18,916	186,827	351,285	(11,758)	545,270

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended
	September 30,
(Amounts in thousands)	2026	2025
Operating activities
Net income	$49,963	$36,329
Adjustments to reconcile net income to net cash provided by operating activities
Provision for credit losses for loans	1,541	36
Depreciation and amortization of premises and equipment	2,698	2,882
Net investment amortization and accretion	(8,882)	(644)
Amortization of intangible assets	2,521	1,483
Non-cash accretion on acquired loans	(1,017)	(1,422)
Equity-based compensation expense	1,574	1,419
Net gain on sale of premises and equipment	(943)	(4)
Net loss on sale of other real estate owned	13	4
Net gain on sale of securities	(208)	-
Net gain on sale of equity investment	(10,384)	-
(Increase) decrease in accrued interest receivable	(1,020)	86
(Increase) decrease in other assets	(7,568)	-
Increase in other liabilities	1,276	2,210
Net cash provided by operating activities	29,564	42,379
Investing activities
Proceeds from sale of securities available-for-sale	327,130	-
Proceeds from maturities, prepayments, and calls of securities available-for-sale	410,030	102,697
Proceeds from the sale of equity investment	13,916	-
Payments to acquire securities available-for-sale	(755,453)	(59,572)
Net decrease in loans	6,584	82,729
Purchase of FHLB stock	(34)	-
Proceeds from the redemption of FHLB stock	214	29
Proceeds from bank owned life insurance	1,232	-
Cash provided by divestitures and acquisitions, net	28,545	-
Proceeds from sale of premises and equipment	2,311	6
Payments to acquire premises and equipment	(3,724)	(1,798)
Proceeds from sale of other real estate owned	8	444
Net cash provided by investing activities	30,759	124,535
Financing activities
Increase (decrease) in noninterest-bearing deposits, net	21,583	(17,945)
Decrease in interest-bearing deposits, net	(35,752)	(42,709)
(Decrease) increase in securities sold under agreements to repurchase, net	(88)	523
Proceeds from stock options exercised	735	242
Payments for repurchase of common stock	(20,332)	(1,851)
Payments of common and special dividends	(36,361)	(54,923)
Net cash used in financing activities	(70,215)	(116,663)
Net (decrease) increase in cash and cash equivalents	(9,892)	50,251
Cash and cash equivalents at beginning of period	512,240	377,454
Cash and cash equivalents at end of period	$502,348	$427,705

Supplemental disclosure -- cash flow information
Cash paid for interest	$13,623	$12,502
Cash paid for income taxes	12,145	9,730

Supplemental transactions -- noncash items
Transfer of loans to other real estate owned	87	192
Loans originated to finance other real estate owned	-	-
(Decrease) increase in other comprehensive income (loss), net of taxes	(4,244)	3,117
Noncash transactions related to merger
Assets acquired (excluding cash and cash equivalents)	365,261	-
Liabilities assumed	360,459	-

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

Note 2.  Acquisitions

After the close of business on January 23, 2026 (the "Effective Time"), the Company completed its previously announced merger (the “Merger”) with Hometown Bancshares, Inc. ("Hometown"), a West Virginia corporation headquartered in Middlebourne, West Virginia, pursuant to an Agreement and Plan of Merger (the “Agreement”) dated July 19, 2025, by and between the company and Hometown.  At the Effective Time, Hometown merged with and into the Company, with the Company as the surviving corporation in the Merger.

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

Note 3. Debt Securities

The following tables present the amortized cost and fair value of available-for-sale debt securities, including gross unrealized gains and losses, as of the dates indicated:

	September 30, 2026
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Agency securities	$1,404	$-	$(72)	$1,332
U.S. Treasury securities	228,984	-	(19)	228,965
Municipal securities	6,201	-	(83)	6,118
Corporate notes	19,949	-	(200)	19,749
Agency mortgage-backed securities	94,208	-	(15,056)	79,152
Total	$350,746	$-	$(15,430)	$335,316

	December 31, 2025
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
(Amounts in thousands)
U.S. Treasury securities	$10,924	$5	$-	$10,929
Municipal securities	9,288	1	(27)	9,262
Corporate notes	24,890	-	(330)	24,560
Agency mortgage-backed securities	97,644	330	(10,037)	87,937
Total	$142,746	$336	$(10,394)	$132,688

There was no allowance for credit losses for debt securities as of  September 30, 2026 or  December 31, 2025; therefore, it is not presented in the table above.  The Company excludes the accrued interest receivable from the amortized cost basis in measuring expected credit losses on the debt securities and does not record an allowance for credit losses on accrued interest receivable.  Accrued interest receivable for debt securities was $1.00 million and $681 thousand as of  September 30, 2026, and  December 31, 2025, respectively.

The following table presents the amortized cost and aggregate fair value of available-for-sale debt securities by contractual maturity, as of the date indicated. Actual maturities could differ from contractual maturities because issuers may have the right to call or prepay obligations with or without penalties.

	September 30, 2026
	Amortized
(Amounts in thousands)	Cost	Fair Value
Available-for-sale debt securities
Due within one year	$250,992	$250,766
Due after one year but within five years	5,044	4,917
Due after five years but within ten years	502	481
	256,538	256,164
Agency mortgage-backed securities	94,208	79,152
Total debt securities available-for-sale	$350,746	$335,316

The following tables present the fair values and unrealized losses for available-for-sale debt securities in a continuous unrealized loss position for less than 12 months and for 12 months or longer as of the dates indicated:

	September 30, 2026
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
U.S. Agency securities	$1,332	$(72)	$-	$-	$1,332	$(72)
U.S. Treasury securities	228,965	(19)	-	-	228,965	(19)
Municipal securities	3,894	(62)	2,094	(21)	5,988	(83)
Corporate notes	-	-	19,749	(200)	19,749	(200)
Agency mortgage-backed securities	23,267	(1,093)	55,885	(13,963)	79,152	(15,056)
Total	$257,458	$(1,246)	$77,728	$(14,184)	$335,186	$(15,430)

	December 31, 2025
	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
(Amounts in thousands)
Municipal securities	$1,567	$(3)	$4,689	$(24)	$6,256	$(27)
Corporate notes	-	-	24,560	(330)	24,560	(330)
Agency mortgage-backed securities	3,909	(8)	64,951	(10,029)	68,860	(10,037)
Total	$5,476	$(11)	$94,200	$(10,383)	$99,676	$(10,394)

There were 109 individual debt securities in an unrealized loss position as of September 30, 2026, and the combined depreciation in value represented 4.60% of the debt securities portfolio. There were 85 individual debt securities in an unrealized loss position as of December 31, 2025, and their combined depreciation in value represented 7.83% of the debt securities portfolio.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments.  All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of September 30, 2026, continue to perform as scheduled and we do not believe that there is a credit loss or that a provision for credit losses is necessary. Also, as part of our evaluation of our intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, we consider our investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position. We do not currently intend to sell the securities within the portfolio, and it is not more-likely-than-not that we will be required to sell the debt securities.

Management continues to monitor all of our securities with a high degree of scrutiny. While no such determination has been made, future conditions may result in management concluding that certain securities should be sold or that a provision for credit losses should be recognized in earnings in future periods.

The carrying amount of securities pledged for various purposes totaled $225.13 million as of September 30, 2026, and $29.85 million as of December 31, 2025.

The following table presents gross realized gains and losses from the sale of available-for-sale debt securities for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Amounts in thousands)
Gross realized gains	$-	$-	$210	$-
Gross realized losses	-	-	(2)	-
Net gain on sale of securities	$-	$-	$208	$-

Note 4. Loans

The Company groups loans held for investment into three segments (commercial loans, consumer real estate loans, and consumer and other loans) with each segment divided into various classes. Customer overdrafts reclassified as loans totaled $2.15 million as of September 30, 2026, and $1.65 million as of December 31, 2025. Deferred loan fees, net of loan costs, totaled $6.12 million as of September 30, 2026, and $4.75 million as of December 31, 2025.

The table below reflects the loan portfolio at the amortized cost basis to include net deferred loan fees of $6.12 million and $4.75 million and unamortized discount related to loans acquired of $9.50 million and $11.45 million for September 30, 2026, and December 31, 2025, respectively.  Accrued interest receivable of $8.74 million as of  September 30, 2026, and $8.04 million as of  December 31, 2025, is accounted for separately and reported in Interest Receivable on the Consolidated Balance Sheet.

	September 30, 2026		December 31, 2025
(Amounts in thousands)	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, other land	$73,947	2.98%	$63,901	2.76%
Commercial and industrial	286,513	11.56%	243,983	10.54%
Multi-family residential	189,646	7.65%	191,486	8.27%
Single family non-owner occupied	183,959	7.43%	171,918	7.43%
Non-farm, non-residential	907,172	36.62%	838,458	36.22%
Agricultural	14,755	0.60%	13,464	0.58%
Farmland	11,814	0.48%	10,725	0.46%
Total commercial loans	1,667,806	67.32%	1,533,935	66.26%
Consumer real estate loans
Home equity lines	84,428	3.41%	82,764	3.58%
Single family owner occupied	671,034	27.09%	632,348	27.32%
Owner occupied construction	3,811	0.15%	5,605	0.24%
Total consumer real estate loans	759,273	30.65%	720,717	31.14%
Consumer and other loans
Consumer loans	48,188	1.95%	58,453	2.53%
Other	2,152	0.09%	1,650	0.07%
Total consumer and other loans	50,340	2.03%	60,103	2.60%
Total loans held for investment, net of unearned income	$2,477,419	100.00%	$2,314,755	100.00%

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

The following table presents the recorded investment of the loan portfolio, by loan class and credit quality, as of the dates indicated:

	September 30, 2026
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total
Commercial loans
Construction, development, and other land	$73,636	$110	$201	$-	$-	$73,947
Commercial and industrial	277,364	4,082	5,067	-	-	286,513
Multi-family residential	188,970	-	676	-	-	189,646
Single family non-owner occupied	176,078	1,305	6,576	-	-	183,959
Non-farm, non-residential	886,806	12,263	8,103	-	-	907,172
Agricultural	11,053	3,186	516	-	-	14,755
Farmland	9,609	1,266	939	-	-	11,814
Consumer real estate loans
Home equity lines	82,032	385	2,011	-	-	84,428
Single family owner occupied	654,491	1,310	15,233	-	-	671,034
Owner occupied construction	3,811	-	-	-	-	3,811
Consumer and other loans
Consumer loans	47,262	-	926	-	-	48,188
Other	2,152	-	-	-	-	2,152
Total loans	$2,413,264	$23,907	$40,248	$-	$-	$2,477,419

	December 31, 2025
		Special
(Amounts in thousands)	Pass	Mention	Substandard	Doubtful	Loss	Total

Commercial loans
Construction, development, and other land	$63,434	$119	$348	$-	$-	$63,901
Commercial and industrial	239,949	672	3,362	-	-	243,983
Multi-family residential	191,337	25	124	-	-	191,486
Single family non-owner occupied	165,489	1,250	5,179	-	-	171,918
Non-farm, non-residential	821,442	11,326	5,690	-	-	838,458
Agricultural	10,377	2,909	178	-	-	13,464
Farmland	9,595	224	906	-	-	10,725
Consumer real estate loans
Home equity lines	79,937	415	2,412	-	-	82,764
Single family owner occupied	613,279	1,364	17,705	-	-	632,348
Owner occupied construction	5,605	-	-	-	-	5,605
Consumer and other loans
Consumer loans	57,504	-	949	-	-	58,453
Other	1,650	-	-	-	-	1,650
Total loans	$2,259,598	$18,304	$36,853	-	-	$2,314,755

The following tables present the amortized cost basis and current period gross write-offs of the loan portfolio, by year of origination, loan class, and credit quality, as of the date indicated:

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Construction, development and other land
Pass	$27,511	$14,168	$4,310	$4,384	$7,061	$15,869	$333	$73,636
Special mention	-	-	-	-	-	110	-	110
Substandard	-	-	160	23	-	18	-	201
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$27,511	$14,168	$4,470	$4,407	$7,061	$15,997	$333	$73,947
Current period gross write-offs	$-	$-	$-	$-	$-	$1	$-	$1
Commercial and industrial
Pass	$45,929	$58,980	$42,666	$20,311	$35,800	$17,868	$55,810	$277,364
Special mention	65	393	2,674	439	352	159	-	4,082
Substandard	46	697	921	390	738	1,161	1,114	5,067
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$46,040	$60,070	$46,261	$21,140	$36,890	$19,188	$56,924	$286,513
Current period gross write-offs	$47	$341	$368	$116	$59	$6	$-	$937
Multi-family residential
Pass	$19,636	$13,515	$2,698	$7,491	$72,670	$68,820	$4,140	$188,970
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	280	-	219	177	-	676
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$19,636	$13,515	$2,978	$7,491	$72,889	$68,997	$4,140	$189,646
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$91,352	$73,661	$39,253	$64,417	$220,398	$380,187	$17,538	$886,806
Special mention	-	-	1,383	183	2,922	7,775	-	12,263
Substandard	-	277	607	18	723	6,399	79	8,103
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$91,352	$73,938	$41,243	$64,618	$224,043	$394,361	$17,617	$907,172
Current period gross write-offs	$-	$-	$39	$-	$-	$25	$-	$64
Agricultural
Pass	$4,641	$2,306	$164	$776	$594	$541	$2,031	$11,053
Special mention	408	-	-	-	217	2,482	79	3,186
Substandard	-	219	-	183	108	6	-	516
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$5,049	$2,525	$164	$959	$919	$3,029	$2,110	$14,755
Current period gross write-offs	$-	$-	$-	$1	$56	$3	$-	$60
Farmland
Pass	$812	$734	$1,064	$901	$699	$4,378	$1,021	$9,609
Special mention	-	-	-	-	-	1,266	-	1,266
Substandard	-	-	-	-	-	939	-	939
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$812	$734	$1,064	$901	$699	$6,583	$1,021	$11,814
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Home equity lines
Pass	$141	$71	$77	$314	$1,064	$3,451	$76,914	$82,032
Special mention	-	-	-	-	-	73	312	385
Substandard	-	-	203	18	11	1,221	558	2,011
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$141	$71	$280	$332	$1,075	$4,745	$77,784	$84,428
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$16	$16
Single family Mortgage
Pass	$63,733	$61,052	$24,347	$43,912	$139,252	$495,591	$2,682	$830,569
Special mention	-	-	-	-	196	2,419	-	2,615
Substandard	190	28	700	1,353	2,767	16,771	-	21,809
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$63,923	$61,080	$25,047	$45,265	$142,215	$514,781	$2,682	$854,993
Current period gross write-offs	$-	$-	$-	$-	$112	$167	$-	$279
Owner occupied construction
Pass	$1,707	$1,690	$-	$23	$47	$344	$-	$3,811
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,707	$1,690	$-	$23	$47	$344	$-	$3,811
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$9,568	$9,134	$6,923	$7,059	$6,923	$1,998	$7,809	$49,414
Special mention	-	-	-	-	-	-	-	-
Substandard	68	60	191	140	160	279	28	926
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$9,636	$9,194	$7,114	$7,199	$7,083	$2,277	$7,837	$50,340
Current period gross write-offs	$1,577	$179	$351	$316	$368	$154	$136	$3,081

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving	Total
Total loans
Pass	$265,030	$235,311	$121,502	$149,588	$484,508	$989,047	$168,278	$2,413,264
Special mention	473	393	4,057	622	3,687	14,284	391	23,907
Substandard	304	1,281	3,062	2,125	4,726	26,971	1,779	40,248
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$265,807	$236,985	$128,621	$152,335	$492,921	$1,030,302	$170,448	$2,477,419
Current period gross write-offs	$1,624	$520	$758	$433	$595	$356	$152	$4,438

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Construction, development
and other land
Pass	$9,413	$8,406	$2,349	$27,258	$11,630	$4,302	$76	$63,434
Special Mention	-	-	-	-	-	119	-	119
Substandard	-	162	110	-	-	76	-	348
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total construction, development, and other land	$9,413	$8,568	$2,459	$27,258	$11,630	$4,497	$76	$63,901
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$67,302	$51,979	$23,184	$38,494	$3,688	$13,398	$41,904	$239,949
Special Mention	138	75	59	166	-	75	159	672
Substandard	144	629	314	892	518	689	176	3,362
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total commercial and industrial	$67,584	$52,683	$23,557	$39,552	$4,206	$14,162	$42,239	$243,983
Current period gross write-offs	$20	$82	$175	$228	$115	$559		$1,179
Multi-family residential
Pass	$11,385	$673	$9,176	$72,897	$39,194	$56,176	$1,836	$191,337
Special Mention	-	-	-	-	-	25	-	25
Substandard	-	-	-	93	-	31	-	124
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total multi-family residential	$11,385	$673	$9,176	$72,990	$39,194	$56,232	$1,836	$191,486
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Non-farm, non-residential
Pass	$70,136	$36,383	$68,826	$208,994	$122,622	$301,436	$13,045	$821,442
Special Mention	-	434	-	2,667	3,669	4,489	67	11,326
Substandard	286	596	21	396	1,617	2,774	-	5,690
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total non-farm, non-residential	$70,422	$37,413	$68,847	$212,057	$127,908	$308,699	$13,112	$838,458
Current period gross write-offs	$-	$-	$-	$56	$-	$24	$-	$80
Agricultural
Pass	$3,227	$439	$1,959	$1,360	$692	$1,907	$793	$10,377
Special Mention	-	-	-	234	135	2,540	-	2,909
Substandard	-	-	84	74	18	2	-	178
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total agricultural	$3,227	$439	$2,043	$1,668	$845	$4,449	$793	$13,464
Current period gross write-offs	$-	$-	$117	$45	$-	$-	$-	$162
Farmland
Pass	$902	$829	$896	$699	$1,151	$3,955	$1,163	$9,595
Special Mention	-	-	-	-	94	130	-	224
Substandard	-	-	-	-	-	906	-	906
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total farmland	$902	$829	$896	$699	$1,245	$4,991	$1,163	$10,725
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Home equity lines
Pass	$489	$231	$299	$1,053	$74	$3,459	$74,332	$79,937
Special Mention	-	-	-	-	-	229	186	415
Substandard	-	-	35	13	49	1,646	669	2,412
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total home equity lines	$489	$231	$334	$1,066	$123	$5,334	$75,187	$82,764
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$42	$42
Single family Mortgage
Pass	$53,580	$16,131	$41,767	$140,463	$185,508	$339,851	$1,468	$778,768
Special Mention	-	-	-	-	377	2,237	-	2,614
Substandard	63	7	811	2,598	1,968	17,437	-	22,884
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total single family owner and non-owner occupied	$53,643	$16,138	$42,578	$143,061	$187,853	$359,525	$1,468	$804,266
Current period gross write-offs	$-	$-	$53	$-	$56	$49	$-	$158
Owner occupied construction
Pass	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Special Mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total owner occupied construction	$1,989	$3,149	$26	$49	$147	$245	$-	$5,605
Current period gross write-offs	$-	$-	$-	$-	$-	$-	$-	$-
Consumer loans
Pass	$13,061	$10,349	$10,916	$12,025	$4,171	$1,061	$7,571	$59,154
Special Mention	-	-	-	-	-	-	-	-
Substandard	19	108	183	199	129	280	31	949
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total consumer loans	$13,080	$10,457	$11,099	$12,224	$4,300	$1,341	$7,602	$60,103
Current period gross write-offs	$2,018	$596	$1,003	$1,101	$407	$95	$209	$5,429

(Amounts in thousands)	Term Loans Amortized Cost Basis by Origination Year
Balance at December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving	Total
Total loans
Pass	$231,484	$128,569	$159,398	$503,292	$368,877	$725,790	$142,188	$2,259,598
Special mention	138	509	59	3,067	4,275	9,844	412	18,304
Substandard	512	1,502	1,558	4,265	4,299	23,841	876	36,853
Doubtful	-	-	-	-	-	-	-	-
Loss	-	-	-	-	-	-	-	-
Total loans	$232,134	$130,580	$161,015	$510,624	$377,451	$759,475	$143,476	$2,314,755
Current period gross write-offs	$2,038	$678	$1,348	$1,430	$578	$727	$251	$7,050

The Company generally places a loan on nonaccrual status when it is 90 days or more past due.  The following table presents nonaccrual loans, by loan class, as of the dates indicated:

	September 30, 2026			December 31, 2025
(Amounts in thousands)	No Allowance	With an Allowance	Total	No Allowance	With an Allowance	Total
Commercial loans
Construction, development, and other land	$26	$-	$26	$133	$-	$133
Commercial and industrial	2,076	-	2,076	1,318	-	1,318
Multi-family residential	606	-	606	124	-	124
Single family non-owner occupied	2,276	-	2,276	1,003	-	1,003
Non-farm, non-residential	1,998	-	1,998	1,273	-	1,273
Agricultural	247	-	247	84	-	84
Farmland	191	-	191	220	-	220
Consumer real estate loans
Home equity lines	946	-	946	901	-	901
Single family owner occupied	6,732	-	6,732	8,256	-	8,256
Owner occupied construction	-	-	-	-	-	-
Consumer and other loans
Consumer loans	665	-	665	629	-	629
Total nonaccrual loans	$15,763	$-	$15,763	$13,941	$-	$13,941

Loans are considered past due when either principal or interest payments become contractually delinquent by 30 days or more. The Company’s policy is to discontinue the accrual of interest, if warranted, on loans based on the payment status, evaluation of the related collateral, and the financial strength of the borrower. Loans that are 90 days or more past due are placed on nonaccrual status. Management may elect to continue the accrual of interest when the loan is well secured and in process of collection. When interest accruals are discontinued, interest accrued and not collected in the current year is reversed from income, and interest accrued and not collected from prior years is charged to the allowance for credit losses. Nonaccrual loans may be returned to accrual status when all principal and interest amounts contractually due, including past due payments, are brought current; the ability of the borrower to repay the obligation is reasonably assured; and there is generally a period of at least six months of repayment performance by the borrower in accordance with the contractual terms. There was no material nonaccrual loan interest recognized in income during the third quarter of 2026 or 2025.

The following tables present the aging of past due loans, by loan class, as of the dates indicated. Nonaccrual loans 30 days or more past due are included in the applicable delinquency category:

	September 30, 2026

	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans

Commercial loans
Construction, development, and other land	$27	$-	$24	$51	$73,896	$73,947
Commercial and industrial	818	939	991	2,748	283,765	286,513
Multi-family residential	153	87	280	520	189,126	189,646
Single family non-owner occupied	1,591	751	1,496	3,838	180,121	183,959
Non-farm, non-residential	1,229	1,329	828	3,386	903,786	907,172
Agricultural	6	6	-	12	14,743	14,755
Farmland	1	-	96	97	11,717	11,814
Consumer real estate loans
Home equity lines	1,274	307	256	1,837	82,591	84,428
Single family owner occupied	4,523	2,623	1,492	8,638	662,396	671,034
Owner occupied construction	7	-	-	7	3,804	3,811
Consumer and other loans
Consumer loans	1,508	519	404	2,431	45,757	48,188
Other	-	-	-	-	2,152	2,152
Total loans	$11,137	$6,561	$5,867	$23,565	$2,453,854	$2,477,419

	December 31, 2025

	30 - 59 Days	60 - 89 Days	90+ Days	Total	Current	Total
(Amounts in thousands)	Past Due	Past Due	Past Due	Past Due	Loans	Loans

Commercial loans
Construction, development, and other land	$207	$-	$130	$337	$63,564	$63,901
Commercial and industrial	1,423	297	1,271	2,991	240,992	243,983
Multi-family residential	375.00	-	-	375.00	191,111	191,486
Single family non-owner occupied	1,691	292	491	2,474	169,444	171,918
Non-farm, non-residential	2,336	-	658	2,994	835,464	838,458
Agricultural	73	3	81	157	13,307	13,464
Farmland	16	-	-	16	10,709	10,725
Consumer real estate loans
Home equity lines	909	397	212	1,518	81,246	82,764
Single family owner occupied	5,166	1,518	2,338	9,022	623,326	632,348
Owner occupied construction	-	-	-	-	5,605	5,605
Consumer and other loans
Consumer loans	1,955	681	305	2,941	55,512	58,453
Other	-	-	-	-	1,650	1,650
Total loans	$14,151	$3,188	$5,486	$22,825	$2,291,930	$2,314,755

ASC 326 prescribes that when an entity determines foreclosure is probable, the expected credit loss can be measured based on the fair value of the collateral. As a practical expedient, an entity may use the fair value as of the reporting date when recording the net carrying amount of the asset. For the collateral dependent asset ("CDA") a credit loss expense is recorded for loan amounts in excess of fair value of the collateral.  The Company had no collateral-dependent loans as of  September 30, 2026, or  December 31, 2025.

The Company may make concessions in interest rates, loan terms and/or amortization terms when restructuring loans for borrowers experiencing financial difficulty.  Presented below are the amortized cost basis and percentage of loan class for loan modifications made to borrowers experiencing financial difficulty by loan class, concession type, and financial effect as of the dates indicated:

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	September 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Non-Farm, Non-Residential Property	$727	0.08%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	643	0.10%	Deferred principal to loan maturity.
Agricultural	196	1.33%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	25	0.01%	Deferred 6 months of principal to loan maturity.
Total	$1,591

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	September 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Commercial & Industrial	$253	0.09%	Delayed repayment of P&I.
Single Family Owner Occupied	66	0.01%	Extended term by 10.5 years.
Consumer	24	0.05%	Extended terms and deferred payments.
Agricultural	16	0.11%	Extended maturity by 8 months.
Total	$359

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	September 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$1,009	0.15%	Reduced interest income and extended time to recover principal.
Commercial & Industrial	311	0.11%	Lowered rate by 2%; extended maturity by 26 months.
Non-Farm, Non-Residential Property	57	0.01%	Reduced rate to 5%; extended term by approx. 5 years.
Consumer	7	0.01%	Extended term and reduced interest rate.
Total	$1,384

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	September 30, 2026	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$84	0.01%	Reduced interest rate from 3.15% to 1.95%.
Total	$84

	Payment Delays
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Non-Farm, Non-Residential Property	$594	0.07%	Interest only payments; deferred payments to maturity.
Single Family Owner Occupied	647	0.10%	Deferred Principal to loan maturity.
Single Family Non-Owner Occupied	20	0.01%	Deferred 6 months of principal to loan maturity.
Commercial & Industrial	12	0.01%	Deferred 6 months of interest to loan maturity.
Total	$1,273

	Term Extensions
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$68	0.01%	Extended term by 10.5 years.
Commercial & Industrial	32	0.01%	Delayed repayment of P & I for 24-46 months.
Total	$100

	Term Extension and Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$976	0.15%	Reduced interest income and extended time to recover principal.
Consumer	4	0.01%	Reduced rate to 10.5%; extended term by ten months.
Total	$980

	Interest Rate Reduction
	Amortized Cost Basis	% of Total Class of
	December 31, 2025	Financing Receivable	Financial Effect

(Amounts in thousands)
Single Family Owner Occupied	$89	0.01%	Reduced interest rate from 3.15% to 1.95%
Total	$89

Upon the Company's determination that a modified loan (or portion of a loan) has subsequently been deemed uncollectible, the loan (or a portion of the loan) is written off.  Therefore, the amortized cost basis of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.  There were no modified loans (or portions of a loan) deemed uncollectible as of  September 30, 2026, or  December 31, 2025.

The Company closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts.  The following table depicts the performance of loans that have been modified for the periods indicated:

	September 30, 2026
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due
(Amounts in thousands)
Non-Farm, Non-Residential Property	$440	$-	$344
Single Family Owner Occupied	1,519	243	40
Agricultural	212	-	-
Commercial & Industrial	240	337	12
Consumer	7	6	18
Total	$2,418	$586	$414

	December 31, 2025
	Payment Status (Amortized Cost Basis)
	Current	30-89 Days Past Due	90+ Days Past Due

(Amounts in thousands)
Non-Farm, Non-Residential Property	$594	$-	$-
Single Family Owner Occupied	1,358	401	21
Single Family Non-Owner Occupied	-	20	-
Commercial & Industrial	44	-	-
Consumer	4	-	-
Total	$2,000	$421	$21

The following table provides information about other real estate owned (“OREO”), which consists of properties acquired through foreclosure, as of the dates indicated:

	September 30, 2026	December 31, 2025
(Amounts in thousands)
OREO	$66	$-

OREO secured by residential real estate	$66	$-
Residential real estate loans in the foreclosure process (1)	$3,120	$2,687

(1)	The recorded investment in mortgage loans collateralized by residential real estate that are in the process of foreclosure according to local requirements of the applicable jurisdiction

Note 6. Allowance for Credit Losses

The following tables present the changes in the allowance for credit losses, by loan segment, during the periods indicated:

	Three Months Ended September 30, 2026
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$17,466	$11,652	$3,536	$32,654
Allowance for credit losses - loan commitments	287	184	34	505
Total allowance for credit losses beginning of quarter	17,753	11,836	3,570	33,159
Provision for credit losses:
Provision for (recovery of) credit losses - loans	324	(93)	449	680
Provision for credit losses - loan commitments	-	-	-	-
Total provision for (recovery of) credit losses - loans and loan commitments	324	(93)	449	680
Charge-offs	(345)	(31)	(879)	(1,255)
Recoveries	132	58	369	559
Net (charge-offs) recoveries	(213)	27	(510)	(696)
Allowance for credit losses - loans	17,577	11,586	3,475	32,638
Allowance for credit losses - loan commitments	287	184	34	505
Ending balance	$17,864	$11,770	$3,509	$33,143

	Three Months Ended September 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of quarter:
Allowance for credit losses - loans	$19,247	$9,807	$3,966	33,020
Allowance for credit losses - loan commitments	163	130	26	319
Total allowance for credit losses beginning of quarter	19,410	9,937	3,992	33,339
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(2,311)	1,240	1,071	-
Provision for credit losses - loan commitments	-	-	-	-
Total (recovery of) provision for credit losses - loans and loan commitments	(2,311)	1,240	1,071	-
Charge-offs	(536)	(75)	(1,404)	(2,015)
Recoveries	187	69	336	592
Net charge-offs	(349)	(6)	(1,068)	(1,423)
Allowance for credit losses - loans	16,587	11,041	3,969	31,597
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$16,750	$11,171	$3,995	$31,916

	Nine Months Ended September 30, 2026
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$16,113	$10,886	$3,762	$30,761
Allowance for credit losses - loan commitments	186	137	32	355
Total allowance for credit losses beginning of year	16,299	11,023	3,794	31,116
Allowance recorded on acquired loans - Hometown	2,152	880	181	3,213
Provision for credit losses:
Provision for (recovery of) credit losses - loans	23	(183)	1,551	1,391
Provision for credit losses - loan commitments	101	47	2	150
Total provision for (recovery of) credit losses - loans and loan commitments	124	(136)	1,553	1,541
Charge-offs	(1,131)	(226)	(3,081)	(4,438)
Recoveries	420	229	1,062	1,711
Net (charge-offs) recoveries	(711)	3	(2,019)	(2,727)
Allowance for credit losses - loans	17,577	11,586	3,475	32,638
Allowance for credit losses - loan commitments	287	184	34	505
Ending balance	$17,864	$11,770	$3,509	$33,143

	Nine Months Ended September 30, 2025
		Consumer Real	Consumer and	Total
(Amounts in thousands)	Commercial	Estate	Other	Allowance
Total allowance
Balance at beginning of year:
Allowance for credit losses - loans	$20,418	$9,907	$4,500	$34,825
Allowance for credit losses - loan commitments	171	138	32	341
Total allowance for credit losses beginning of year	20,589	10,045	4,532	35,166
Provision for credit losses:
(Recovery of) provision for credit losses - loans	(3,473)	992	2,539	$58
Recovery of credit losses - loan commitments	(8)	(8)	(6)	(22)
Total (recovery of) provision for credit losses - loans and loan commitments	(3,481)	984	2,533	36
Charge-offs	(1,231)	(104)	(4,187)	(5,522)
Recoveries	873	246	1,117	2,236
Net (charge-offs) recoveries	(358)	142	(3,070)	(3,286)
Allowance for credit losses - loans	16,587	11,041	3,969	31,597
Allowance for credit losses - loan commitments	163	130	26	319
Ending balance	$16,750	$11,171	$3,995	$31,916

Note 7. Deposits

The following table presents the components of deposits as of the dates indicated:

	September 30, 2026	December 31, 2025
(Amounts in thousands)
Noninterest-bearing demand deposits	$974,259	$896,255
Interest-bearing deposits:
Interest-bearing demand deposits	815,383	684,245
Money market accounts	383,662	323,808
Savings deposits	657,152	580,653
Certificates of deposit	128,085	129,235
Individual retirement accounts	70,343	71,133
Total interest-bearing deposits	2,054,625	1,789,074
Total deposits	$3,028,884	$2,685,329

Note 8. Borrowings

The following table presents the components of borrowings as of the dates indicated:

	September 30, 2026		December 31, 2025
		Weighted		Weighted
(Amounts in thousands)	Balance	Average Rate	Balance	Average Rate
Retail repurchase agreements	$2,440	1.69%	$1,214	0.06%

Repurchase agreements are secured by certain securities that remain under the Company’s control during the terms of the agreements.

The Company had no long-term borrowings as of September 30, 2026, or  December 31, 2025.

Unused borrowing capacity with the FHLB totaled $301.57 million, net of FHLB letters of credit of $115.13 million, as of September 30, 2026. As of September 30, 2026, the Company maintains $417.21 million in qualifying loans to secure the FHLB borrowing capacity.

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

The Company's interest rate swaps qualify as fair value hedging instruments; therefore, fair value changes in the derivative and hedged item attributable to the hedged risk are recognized in earnings in the same period. The fair value hedges were effective as of September 30, 2026, and December 31, 2025.

The following table presents the notional, or contractual, amounts and fair values of derivative instruments as of the dates indicated:

	September 30, 2026			December 31, 2025
	Notional or	Fair Value		Notional or	Fair Value
	Contractual	Derivative	Derivative	Contractual	Derivative	Derivative
(Amounts in thousands)	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedges
Interest rate swaps	$2,268	$51	$-	$2,637	$41	$-
Total derivatives	$2,268	$51	$-	$2,637	$41	$-

The following table presents the effect of derivative and hedging activity, if applicable, on the consolidated statements of income for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amounts in thousands)	2026	2025	2026	2025	Income Statement Location
Derivatives designated as hedges
Interest rate swaps	$(4)	$(15)	$(21)	$(45)	Interest and fees on loans
Total derivative (income) expense	$(4)	$(15)	$(21)	$(45)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025	Income Statement Location
(Amounts in thousands)
Interest cost	$103	$109	$306	$323	Salaries and employee benefits/Other Expense
Amortization of losses	-	(6)	1	(17)	Salaries and employee benefits/Other Expense
Net periodic cost	$103	$103	$307	$306

Note 11. Earnings per Share

The following table presents the calculation of basic earnings per common share for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
(Amounts in thousands, except share and per share data)
Net income	$15,423	$12,266	$49,963	$36,329

Weighted average common shares outstanding, basic	18,910,756	18,314,865	18,905,327	18,311,661
Dilutive effect of potential common shares
Stock options and awards	44,776	23,268	37,449	26,123
Restricted stock units	37,732	62,156	43,817	79,282
Total dilutive effect of potential common shares	82,508	85,424	81,266	105,405
Weighted average common shares outstanding, diluted	18,993,264	18,400,289	18,986,593	18,417,066

Basic earnings per common share	$0.82	$0.67	$2.64	$1.98
Diluted earnings per common share	0.81	0.67	2.63	1.97

Antidilutive potential common shares
Stock options and awards	-	5,282	129	-
Stock units	-	-	10,931	-
Total potential antidilutive shares	-	5,282	11,060	-

Note 12. Accumulated Other Comprehensive Income (Loss)

The following tables present the changes in accumulated other comprehensive income (loss) (“AOCI”), net of tax and by component, during the periods indicated:

	Three Months Ended September 30, 2026
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(8,628)	$431	$(8,197)
Other comprehensive income before reclassifications	(3,561)	-	(3,561)
Reclassified from AOCI	-	-	-
Other comprehensive income, net	(3,561)	-	(3,561)
Ending balance	$(12,189)	$431	$(11,758)

	Three Months Ended September 30, 2025
	Unrealized
	Losses on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(9,699)	$552	$(9,147)
Other comprehensive loss before reclassifications	1,093	4	1,097
Reclassified from AOCI	-	(4)	(4)
Other comprehensive loss, net	1,093	-	1,093
Ending balance	$(8,606)	$552	$(8,054)

	Nine Months Ended September 30, 2026
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(7,945)	$431	$(7,514)
Other comprehensive income before reclassifications	(4,408)	(1)	(4,409)
Reclassified from AOCI	164	1	165
Other comprehensive income, net	(4,244)	-	(4,244)
Ending balance	$(12,189)	$431	$(11,758)

	Nine Months Ended September 30, 2025
	Unrealized Gains
	(Losses) on Available-
	for-Sale Securities	Employee Benefit Plans	Total
(Amounts in thousands)
Beginning balance	$(11,723)	$552	$(11,171)
Other comprehensive loss before reclassifications	3,117	13	3,130
Reclassified from AOCI	-	(13)	(13)
Other comprehensive loss, net	3,117	-	3,117
Ending balance	$(8,606)	$552	$(8,054)

The following table presents reclassifications out of AOCI, by component, during the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		Income Statement
(Amounts in thousands)	2026	2025	2026	2025	Line Item Affected
Available-for-sale securities
Gain recognized	$-	$-	$208	$-	Net gain (loss) on sale of securities
Reclassified out of AOCI, before tax	-	-	208	-	Income before income taxes
Income tax expense	-	-	44	-	Income tax expense
Reclassified out of AOCI, net of tax	-	-	164	-	Net income
Employee benefit plans
Amortization of net actuarial benefit cost	-	(6)	1	(17)	Salaries and employee benefits/Other Expense
Reclassified out of AOCI, before tax	-	(6)	1	(17)	Income before income taxes
Income tax (benefit) expense	-	(1)	-	(4)	Income tax expense
Reclassified out of AOCI, net of tax	-	(4)	1	(13)	Net income
Total reclassified out of AOCI, net of tax	$-	$(4)	$165	$(13)	Net income

(1)	Amortization is included in net periodic pension cost. See Note 10, "Employee Benefit Plans."

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

Assets and Liabilities Reported at Fair Value on a Recurring Basis

Available-for-sale Debt Securities

Debt securities available-for-sale are reported at fair value on a recurring basis. The fair value of Level 1 securities is based on quoted market prices in active markets, if available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are primarily derived from or corroborated by observable market data. Level 2 securities use fair value measurements from independent pricing services obtained by the Company. These fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and bond terms and conditions. The Company’s Level 2 securities include U.S. Agency and Treasury securities, municipal securities, corporate notes and mortgage-backed securities. Securities are based on Level 3 inputs when there is limited activity or less transparency to the valuation inputs. In the absence of observable or corroborated market data, internally developed estimates that incorporate market-based assumptions are used when such information is available.

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

The following tables summarize financial assets and liabilities recorded at fair value on a recurring basis, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2026
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Agency securities	$1,332	$-	$1,332	$-
U.S. Treasury securities	228,965	$-	228,965	$-
Municipal securities	6,118	-	6,118	-
Corporate Notes	19,749	-	19,749	-
Agency mortgage-backed securities	79,152	-	79,152	-
Total available-for-sale debt securities	335,316	-	335,316	-
Equity securities	55	-	55	-
Fair value loans	2,217	-	-	2,217
Derivative assets	51	-	51	-
Deferred compensation assets	13,537	13,537	-	-
Deferred compensation liabilities	15,082	15,082	-	-

	December 31, 2025
	Total	Fair Value Measurements Using
(Amounts in thousands)	Fair Value	Level 1	Level 2	Level 3
Available-for-sale debt securities
U.S. Treasury securities	$10,929	$-	$10,929	$-
Municipal securities	9,262	-	9,262	-
Corporate notes	24,560	-	24,560	-
Agency mortgage-backed securities	87,937	-	87,937	-
Total available-for-sale debt securities	132,688	-	132,688	-
Equity securities	55	-	55	-
Fair value loans	2,596	-	-	2,596
Derivative assets	41	-	41	-
Deferred compensation assets	10,951	10,951	-	-
Deferred compensation liabilities	12,479	12,479	-	-

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

September 30, 2026
	Total	Fair Value Measurements Using
	Fair Value	Level 1	Level 2	Level 3
(Amounts in thousands)
Collateral dependent assets with specific reserves	$-	$-	$-	$-
OREO	66	-	-	66

Quantitative Information about Level 3 Fair Value Measurements

The following table provides quantitative information for assets measured at fair value on a nonrecurring basis using Level 3 valuation inputs as of the date indicated:

September 30, 2026
	Valuation	Unobservable	Discount Range
	Technique	Input	(Weighted Average)

Collateral dependent assets with specific reserves	Discounted appraisals(1)	Appraisal adjustments(2)	0%
OREO	Discounted appraisals(1)	Appraisal adjustments(2)	37% to 65% (55%)

Fair Value of Financial Instruments

The following tables present the carrying amounts and fair values of financial instruments, by the level of valuation inputs in the fair value hierarchy, as of the dates indicated:

	September 30, 2026
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$502,348	$502,348	$502,348	$-	$-
Debt securities available-for-sale	335,316	335,316	-	335,316	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,444,781	2,252,954	-	-	2,252,954
Derivative financial assets	51	51	-	51	-
Interest receivable	9,740	9,740	-	1,000	8,740
Deferred compensation assets	13,537	13,537	13,537	-	-

Liabilities
Time deposits	198,428	196,344	-	196,344	-
Securities sold under agreements to repurchase	2,440	2,440	-	2,440	-
Interest payable	508	508	-	508	-
Deferred compensation liabilities	15,082	15,082	15,082	-	-

	December 31, 2025
	Carrying		Fair Value Measurements Using
(Amounts in thousands)	Amount	Fair Value	Level 1	Level 2	Level 3
Assets
Cash and cash equivalents	$512,240	$512,240	$512,240	$-	$-
Debt securities available-for-sale	132,688	132,688	-	132,688	-
Equity securities	55	55	-	55	-
Loans held for investment, net of allowance	2,283,994	2,105,996	-	-	2,105,996
Interest receivable	8,720	8,720	-	681	8,039
Deferred compensation assets	10,951	10,951	10,951	-	-
Derivative assets	41	41	-	41	-

Liabilities
Time deposits	200,368	198,815	-	198,815	-
Securities sold under agreements to repurchase	1,214	1,214	-	1,214	-
Interest payable	570	570	-	570	-
Deferred compensation liabilities	12,479	12,479	12,479	-	-

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

The following table presents the off-balance sheet financial instruments as of the dates indicated:

	September 30, 2026	December 31, 2025
(Amounts in thousands)
Commitments to extend credit	$278,408	$263,912
Standby letters of credit and financial guarantees (1)	119,251	127,073
Total off-balance sheet risk	$397,659	390,985

(1)	Includes FHLB letters of credit

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

Note 16.  Subsequent Events

On October 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Agreement”) with Main Street Financial Services Corp., a West Virginia corporation (“Main Street”), under which the Company will acquire Main Street.

Main Street is a bank holding company headquartered in Wooster, Ohio, with total assets of approximately $1.6 billion, total loans of approximately $1.3 billion, total liabilities of approximately $1.5 billion, total deposits of approximately $1.4 billion and total shareholders' equity of approximately $137 million as of September 30, 2026. Main Street is the parent company of Main Street Bank Corp., which operates 21 banking offices across east central Ohio and in the northern panhandle of West Virginia.

Pursuant to the terms and conditions set forth in the Agreement, at the effective time of the Merger (the “Effective Time”), Main Street will merge with and into the Company.  Main Street will cease to exist, and the Company will survive and continue to exist as a Virginia corporation. The Agreement further provides that following the Effective Time, Main Street Bank Corp. will merge with and into First Community Bank, a wholly owned subsidiary of the Company (the “Bank Merger”).   First Community Bank will survive the Bank Merger and continue to exist as a Virginia banking corporation.

The Agreement provides that, upon the terms and conditions set forth in the Agreement, at the Effective Time, each share of Main Street common stock, par value $1.00 per outstanding immediately prior to the Effective Time will be converted into the right to receive 0.6174 shares of the Company common stock, par value $1.00 per share.  Holders of Main Street Common Stock will receive cash in lieu of fractional shares.

Pursuant to the Agreement, outstanding stock options of Main Street will be cancelled at closing and converted into the right to receive cash consideration in accordance with the terms of the Agreement.

The completion of the Merger and the Bank Merger are subject to customary conditions, including receipt of the requisite approval of both the Company’s and Main Street’s shareholders of the Agreement and receipt of required regulatory approvals from the Board of Governors of the Federal Reserve System and the Virginia State Corporation Commission Bureau of Financial Institutions and regulatory filings with the West Virginia Division of Financial Institutions.

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

Executive Overview

First Community Bankshares, Inc. (the “Company”) is a financial holding company, headquartered in Bluefield, Virginia, that provides banking products and services through its wholly owned subsidiary First Community Bank (the “Bank”), a Virginia-chartered banking institution. As of September 30, 2026, the Bank operated 61 branches in Virginia, West Virginia, North Carolina and Tennessee. As of September 30, 2026, full-time equivalent employees, calculated using the number of hours worked, totaled 605.  Our primary source of earnings is net interest income, the difference between interest earned on assets and interest paid on liabilities, which is supplemented by fees for services, commissions on sales, and various deposit service charges. We fund our lending and investing activities primarily through the retail deposit operations of our branch banking network. We invest our funds primarily in loans to retail and commercial customers and various investment securities. Our common stock is traded on the NASDAQ Global Select Market under the symbol FCBC.

The Bank offers trust management, estate administration, and investment advisory services through its Trust Division and wholly owned subsidiary First Community Wealth Management Inc. (“FCWM”). The Trust Division manages inter vivos trusts and trusts under will, develops and administers employee benefit and individual retirement plans, and manages and settles estates. Fiduciary fees for these services are charged on a schedule related to the size, nature, and complexity of the account. Revenues consist primarily of investment advisory fees and commissions on assets under management and administration. As of September 30, 2026, the Trust Division and FCWM managed and administered $1.82 billion in combined assets under various fee-based arrangements as fiduciary or agent.

Recent Developments

As described in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, on January 23, 2026, the Company completed its previously announced merger (the " Hometown Merger") with Hometown Bancshares, Inc., a West Virginia corporation headquartered in Middlebourne, West Virginia ("Hometown"), pursuant to an Agreement and Plan of Merger (the "Agreement") dated July 19, 2025, by and between the company and Hometown.  Hometown merged with and into the Company, with the Company as the surviving corporation in the Hometown Merger.  Acquisition details are described in Note 2, "Acquisitions" of Part I, of this Quarterly Report on Form 10-Q.

On October 27, 2026, the Company entered into an Agreement and Plan of Merger (the “Main Street Agreement”) with Main Street Financial Services Corp., a West Virginia corporation (“Main Street”), under which the Company will acquire Main Street.  Main Street is a bank holding company head quartered in Wooster, Ohio.  As of September 30, 2026, Main Street reported total assets of approximately $1.6 million, deposits of approximately $1.4 billion and shareholders' equity of approximately $137 million. Upon completion of the transaction and subject to customary closing conditions, including shareholder and regulatory approvals, Main Street will cease to exist, and the Company will survive and continue to exist as a Virginia corporation.  Agreement details are described in Note 16, "Subsequent Events" of Part I, of this Quarterly Report on Form 10-Q.

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

Performance Overview

Highlights of our results of operations for the three and nine months ended September 30, 2026, and financial condition as of September 30, 2026, include the following:

●	Net income for the third quarter of 2026 increased $3.16 million, or 25.74%, to $15.42 million, compared with $12.27 million for the third quarter of 2025. For the first nine months of 2026, net income reached a record $49.96 million, surpassing the previous nine-month record of $40.61 million reported in 2021 and increasing $13.63 million compared with the first nine months of 2025.
●	Excluding merger-related and other non-recurring items, adjusted net income (non-GAAP) for the third quarter of 2026 was $14.74 million, an increase of $1.84 million, or 14.23%, from the same period in 2025. For the first nine months of 2026, adjusted net income (non-GAAP) totaled $42.79 million, an increase of $5.82 million, or 15.76%, compared to the same time period of 2025. Significant non-recurring pre-tax items during 2026 included a $10.38 million gain on the sale of the Company's stake in Bearing Insurance and merger-related costs of $2.31million.
●	Net interest margin increased 3 basis points to 4.46% for the third quarter of 2026, compared with 4.43% for the third quarter of 2025. Net interest rate spread increased 10 basis points to 4.16%, contributing to a $4.62 million, or 14.72%, increase in tax-equivalent net interest income. The improvement was primarily driven by an increase in average earning assets and lower funding costs. Average earning assets increased $390.91 million, or 13.89%, contributing $4.56 million in additional interest income, while the cost of interest-bearing deposits declined 15 basis points.
●	Net interest income after provision for loan losses increased $3.89 million, or 12.42%, compared with September 30, 2025. The increase was primarily attributable to growth in average earning assets associated with the acquisition of Hometown Bancshares, completed in the first quarter of 2026.
●	Noninterest income increased $1.76 million, or 16.14%, compared to the same quarter of 2025, primarily reflecting a combined $1.61 million increase in other operating income and other service charges and fees. Noninterest expense increased $1.66 million, or 6.32%, over the same period, primarily due to increases in salaries and benefits of $955 thousand, or 6.66%, other operating expense of $471 thousand, or 13.95%, and amortization of intangibles of $401 thousand, or 92.61%.
●	Annualized return on average assets ("ROA") increased to 1.69% for the third quarter of 2026, compared with 1.53% for the same quarter of 2025. Annualized return on average common equity ("ROE") increased to 11.23%, compared with 9.58% for the same period of 2025.
●	When adjusted for merger-related and other non-recurring items, adjusted ROA (non-GAAP) was 1.62% for the third quarter of 2026 and adjusted ROE (non-GAAP) was 10.73%. Return on average tangible common equity (non-GAAP) was 15.32%.
●	Consolidated assets totaled $3.63 billion at September 30, 2026.
●	The Company's loan portfolio increased $162.66 million, or 7.03% from year-end 2025. Excluding the Hometown acquisition, the loan portfolio decreased approximately $8.38 million, or 0.36%. However, loan production for the third quarter of 2026 was $125.59 million, compared to $88.84 million for the same quarter in 2025, a 41.37% increase.
●	The allowance for credit losses increased $1.88 million during the first nine months of 2026 compared to December 31, 2025, primarily driven by the impact of the Hometown transaction. The allowance for credit losses to total loans was 1.32% on September 30, 2026, compared to 1.33% on December 31, 2025, and 1.36% on September 30, 2025.
●	The Company did not repurchase any common shares in the third quarter of 2026 or 2025. However, 504,652 common shares at a total cost of $20.33 million were repurchased during the first quarter of 2026.
●	Total non-performing assets declined $1.03 million, or 6.09%, compared to the same period of 2025, reflecting continued improvement in asset quality and the second consecutive quarterly decline.
●	Non-performing loans as a percentage of total loans improved to 0.64% on September 30, 2026, from 0.71% at September 30, 2025, a decrease of 7 basis points. Net charge-offs for the third quarter of 2026 totaled $696 thousand, or 0.11%, of annualized average loans, compared to $1.42 million, or 0.24%, of annualized average loans for the same period in 2025. The year-over-year improvement was primarily attributable to $2.01 million of significant charge-offs recorded during the third quarter of 2025.
●	Book value per share on September 30, 2026, was $ 28.83, an increase of $1.53, or 5.60%, from year-end 2025.

Results of Operations

Net Income

The following table presents the changes in net income and related information for the periods indicated:

	Three Months Ended				Nine Months Ended
(Amounts in thousands, except per	September 30,		Increase		September 30,		Increase
share data)	2026	2025	(Decrease)	% Change	2026	2025	(Decrease)	% Change

Net income	$15,423	$12,266	$3,157	25.74%	$49,963	$36,329	$13,634	37.53%

Basic earnings per common share	0.82	0.67	0.15	22.39%	2.64	1.98	0.66	33.33%
Diluted earnings per common share	0.81	0.67	0.14	20.90%	2.63	1.97	0.66	33.50%

Return on average assets	1.69%	1.53%	0.16%	10.46%	1.86%	1.52%	0.34%	22.37%
Return on average common equity	11.23%	9.58%	1.65%	17.22%	12.49%	9.64%	2.85%	29.56%

Three-Month Comparison.

Net income for the third quarter of 2026 was $15.42 million, an increase of $3.16 million, or 25.74%, from $12.27 million for the third quarter of 2025.  The increase was primarily attributable to higher net interest income and noninterest income.  Interest income increased $4.51 million, or 12.62%, driven primarily by a $2.32 million increase in interest and fees on loans and a $1.15 million increase in income from taxable securities.  Noninterest income increased $1.76 million, or 16.14%, primarily from a pre-tax gain of $902 thousand from the sale of bank property.  These increases were partially offset by a $1.66 million, or 6.32%, increase in noninterest expense, primarily due to higher salaries and employee benefits expense of $955 thousand, increased other operating expense of $471 thousand, and higher amortization of intangible assets of $401 thousand.

Nine-Month Comparison.

Net income for the nine months of 2026, reached a record $49.96 million, surpassing the previous nine-month record of $40.61 million reported in 2021 and increasing $13.63 million compared with the first nine months of 2025.  The increase was primarily attributable to a $10.38 million pre-tax gain on the sale of the Company's interest in Bearing Insurance and a $10.28 million, or 11.14%, increase of net interest income after the provision for credit losses.  These gains were offset by a $7.56 million, or 9.86%, increase in noninterest expense and a $4.07 million, or 38.13%, increase in income tax expense.   Higher noninterest expense was primarily driven by increases in salaries and employee benefits, merger related expenses, other operating expenses, and amortization of intangibles.

Net Interest Income

Net interest income, which represents the Company's primary source of earnings, is reviewed by management on both a GAAP basis and a fully taxable equivalent ("FTE") basis (non-GAAP).  Management believes presentation of net interest income on an FTE basis enhances comparability of income arising from taxable and tax-exempt sources and is a standard industry measure used by investors, analysts, and banking institutions in evaluating net interest margin, net interest rate spread and operating performance.  For additional information, see "Non-GAAP Financial Measures" below.

The following tables present the consolidated average balance sheets and net interest analysis on an FTE basis for the dates indicated:

AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Three Months Ended September 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,459,077	$33,281	5.37%	$2,339,631	$30,897	5.24%
Securities available-for-sale	243,418	2,180	3.55%	130,187	1,070	3.26%
Interest-bearing deposits	501,771	4,913	3.88%	343,541	3,845	4.44%
Total earning assets	3,204,266	40,374	5.00%	2,813,359	35,812	5.05%
Other assets	409,121			377,244
Total assets	$3,613,387			$3,190,603

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$810,579	$292	0.14%	$657,223	$196	0.12%
Savings deposits	1,030,223	3,246	1.25%	895,925	3,225	1.43%
Time deposits	203,090	788	1.54%	213,601	981	1.82%
Total interest-bearing deposits	2,043,892	4,326	0.84%	1,766,749	4,402	0.99%
Borrowings
Retail repurchase agreements	3,082	14	1.86%	1,159	-	0.06%
Total borrowings	3,082	14	1.86%	1,159	-	0.06%
Total interest-bearing liabilities	2,046,974	4,340	0.84%	1,767,908	4,402	0.99%
Noninterest-bearing demand deposits	965,545			868,489
Other liabilities	55,925			46,321
Total liabilities	3,068,444			2,682,718
Stockholders' equity	544,943			507,885
Total liabilities and stockholders' equity	$3,613,387			$3,190,603
Net interest income, FTE(1)		$36,034			$31,410
Net interest rate spread			4.16%			4.06%
Net interest margin, FTE(1)			4.46%			4.43%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $156 thousand and $405 thousand for the three months ended September 30, 2026 and 2025, respectively.

 AVERAGE BALANCE SHEETS AND NET INTEREST INCOME ANALYSIS (Unaudited)

	Nine Months Ended September 30,
	2026			2025
	Average		Average Yield/	Average		Average Yield/
(Amounts in thousands)	Balance	Interest(1)	Rate(1)	Balance	Interest(1)	Rate(1)
Assets
Earning assets
Loans(2)(3)	$2,450,945	$97,931	5.34%	$2,366,151	$92,385	5.22%
Securities available-for-sale	248,350	6,521	3.51%	135,900	3,384	3.33%
Interest-bearing deposits	473,225	13,644	3.85%	324,625	10,828	4.46%
Total earning assets	3,172,520	118,096	4.98%	2,826,676	106,597	5.04%
Other assets	413,180			376,317
Total assets	$3,585,700			$3,202,993

Liabilities and stockholders' equity
Interest-bearing deposits
Demand deposits	$808,799	$1,279	0.21%	$657,916	$554	0.11%
Savings deposits	1,018,583	9,602	1.26%	894,049	9,857	1.47%
Time deposits	210,513	2,644	1.68%	226,690	3,593	2.12%
Total interest-bearing deposits	2,037,895	13,525	0.89%	1,778,655	14,004	1.05%
Borrowings
Retail repurchase agreements	2,882	36	1.69%	1,174	-	0.06%
Total borrowings	2,882	36	1.69%	1,174	-	0.06%
Total interest-bearing liabilities	2,040,777	13,561	0.89%	1,779,829	14,004	1.05%
Noninterest-bearing demand deposits	952,429			868,639
Other liabilities	57,653			50,547
Total liabilities	3,050,859			2,699,015
Stockholders' equity	534,841			503,978
Total liabilities and stockholders' equity	$3,585,700			$3,202,993
Net interest income, FTE(1)		$104,535			$92,593
Net interest rate spread			4.09%			3.99%
Net interest margin, FTE(1)			4.41%			4.38%

(1)	Interest income and average yield/rate are presented on a FTE, non-GAAP, basis using the federal statutory income tax rate of 21%.
(2)	Nonaccrual loans are included in the average balance; however, no related interest income is recorded during the period of nonaccrual.
(3)	Interest on loans includes non-cash and accelerated purchase accounting accretion of $1.02 million and $1.39 million for the nine months ended September 30, 2026 and 2025, respectively.

The following table presents the impact to net interest income on an FTE basis due to changes in volume (change in average volume times the prior year’s average rate), rate (average rate times the prior year’s average volume), and rate/volume (average volume times the change in average rate), for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30, 2026 Compared to 2025				September 30, 2026 Compared to 2025
	Dollar Increase (Decrease) due to				Dollar Increase (Decrease) due to
			Rate/				Rate/
(Amounts in thousands)	Volume	Rate	Volume	Total	Volume	Rate	Volume	Total
Interest earned on (1)
Loans	$1,578	$763	$43	$2,384	$3,311	$2,162	$73	$5,546
Securities available-for-sale	930	96	84	1,110	2,800	184	153	3,137
Interest-bearing deposits with other banks	1,771	(481)	(222)	1,068	4,957	(1,468)	(673)	2,816
Total interest earning assets	4,279	378	(95)	4,562	11,068	878	(447)	11,499

Interest paid on
Demand deposits	46	38	12	96	127	486	112	725
Savings deposits	484	(406)	(57)	21	1,373	(1,429)	(199)	(255)
Time deposits	(48)	(151)	6	(193)	(256)	(746)	53	(949)
Retail repurchase agreements	-	5	9	14	1	14	21	36
Total interest-bearing liabilities	482	(514)	(30)	(62)	1,245	(1,675)	(13)	(443)

Change in net interest income (1)	$3,797	$892	$(65)	$4,624	$9,823	$2,553	$(434)	$11,942

(1)	FTE basis based on the federal statutory rate of 21%.

Three-Month Comparison. Net interest income represented 73.93% of total net interest and noninterest income in the third quarter of 2026, compared to 74.19% in the same quarter of 2025. On a GAAP basis, net interest income increased $4.57 million, or 14.60%, while on a fully taxable equivalent ("FTE") basis, it increased $4.62 million, or 14.72%.  The FTE net interest margin increased three basis points, and the net interest spread increased ten basis points, or 2.46%.   These improvements were primarily driven by growth in average interest- earning assets and lower funding costs.

Average earning assets increased by $390.91 million, or 13.89%, in the third quarter of 2026 compared to the same time period in 2025.  The increase was primarily attributable to the acquisition of Hometown, completed in a previous quarter.  Although the average yield on earning assets declined 5 basis points, interest income increased by $4.56 million, or 12.74%, driven by higher average asset volumes.  The average loan-to-deposit ratio decreased to 81.71% from 88.78% in the third quarter of 2025.  Non-cash accretion income totaled $156 thousand, compared to $405 thousand in the prior-year period.

The average balance of interest-bearing liabilities, consisting of interest-bearing deposits and borrowings, increased by $279.07 million, or 15.79% during the third quarter of 2026 compared to the third quarter of 2025.  Despite the increase in funding balances, interest expense declined due to a 15-basis point, or 15.15%, reduction in the average rate paid on interest-bearing deposits, resulting in a lower overall cost of funds.

Nine-Month Comparison. Net interest income represented 69.14% of total net interest and noninterest income in the nine months ended September 30, 2026, compared to 74.57% in the same period of 2025. On a GAAP basis, net interest income increased $11.78 million, or 12.77%, while on a fully taxable equivalent ("FTE") basis, it increased $11.94 million, or 12.90%.  The FTE net interest margin increased 3 basis points, and the net interest spread increased 10 basis points, or 2.51%.   These improvements were primarily driven by higher average interest-earning assets primarily attributable to the Hometown acquisition, as well as lower funding costs.

Average earning assets increased $345.84 million, or 12.24%, driven by increases of $148.60 million in interest-bearing deposits, $112.45 million in securities available-for-sale and $84.79 million in loans.  Although the average yield on earning assets declined 6 basis points, interest income grew $11.50 million, or 10.79%, reflecting higher asset volumes.  The average loan-to-deposit ratio decreased to 81.96% for the nine months ended September 30, 2026, compared to 89.38% for the same period in 2025.  Non-cash accretion income totaled $1.02 thousand compared to $1.39 thousand in the prior-year period.

Average interest-bearing liabilities, consisting of interest-bearing deposits and borrowings, increased $260.95 million, or 14.66%, compared to the same period in 2025.  However, interest expense decreased $443 thousand as the cost of funds declined 16 basis points to 0.89% from 1.05% in the prior-year period.  The decrease was primarily attributable to interest-bearing deposits, where a 16-basis point reduction in the average rate paid contributed to a $479 thousand, or 3.42%, decline in interest expense.

Provision for Credit Losses

Three-Month Comparison.  The Company recorded a provision for credit losses of $680 thousand in the third quarter of 2026, compared to no provision in the prior-year quarter.  The increase was primarily related to loan growth, as the loan portfolio increased $146.11 million from the prior-year period, driven largely by the Hometown acquisition completed in the first quarter of 2026.

Nine-Month Comparison.  The provision charged to operations increased $1.50 million in the nine months ended September 30, 2026, compared to the same period of 2025.  The Company recorded a $1.39 million provision for credit losses on loans and a $150 thousand provision for credit losses on unfunded commitments during the first nine months of 2026, compared to a $58 thousand provision for credit losses on loans and a $22 thousand recovery of provision for credit losses on unfunded loan commitments during the same period in 2025.  The increase in total provision expense was primarily driven by growth in the loan portfolio, primarily attributable to loans acquired through the Hometown acquisition.

Noninterest Income

The following table presents the components of, and changes in, noninterest income for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase	%
	2026	2025	(Decrease)	Change %	2026	2025	(Decrease)	Change
(Amounts in thousands)
Wealth management	$1,324	$1,371	$(47)	-3.43%	$4,022	$3,755	$267	7.11%
Service charges on deposits	4,719	4,520	199	4.40%	13,335	12,476	859	6.89%
Other service charges and fees	4,412	3,847	565	14.69%	12,828	10,978	1,850	16.85%
Gain on sale of securities	-	-	-	NM	208	-	208	NM
Gain on sale of equity investment	-	-	-	NM	10,384	-	10,384	NM
Other operating income	2,192	1,151	1,041	90.44%	5,668	4,249	1,419	33.40%
Total noninterest income	$12,647	$10,889	$1,758	16.14%	$46,445	$31,458	$14,987	47.64%

Three-Month Comparison. Noninterest income comprised 26.07% of total net interest and noninterest income in the third quarter of 2026 compared to 25.81% in the same quarter of 2025. Noninterest income increased $1.76 million, or 16.14%, compared to the third quarter of 2025.  The increase was primarily attributable to a $902 thousand pre-tax gain on the sale of bank property and growth in other service charges and fees of $565 thousand.

Nine-Month Comparison. Noninterest income comprised 30.86% of total net interest and noninterest income in the nine months ended September 30, 2026, compared to 25.43% in the same period of 2025. Noninterest income increased $14.99 million, or 47.64%, compared to the same period of 2025.  The increase was primarily attributable to a $10.38 million pre-tax gain on the sale of the Company's ownership interest in Bearing Insurance, a $1.85 million, or 16.85% growth in other service charges and fees and a $902 thousand pre-tax gain on the sale of bank property.

Noninterest Expense

The following table presents the components of, and changes in, noninterest expense for the periods indicated:

	Three Months Ended				Nine Months Ended
	September 30,		Increase		September 30,		Increase	%
	2026	2025	(Decrease)	Change %	2026	2025	(Decrease)	Change
(Amounts in thousands)
Salaries and employee benefits	$15,306	$14,351	$955	6.65%	$44,800	$42,035	$2,765	6.58%
Occupancy expense	1,431	1,508	(77)	-5.11%	4,626	4,374	252	5.76%
Furniture and equipment expense	1,650	1,502	148	9.85%	4,799	4,664	135	2.89%
Service fees	3,033	2,728	305	11.18%	8,680	7,687	993	12.92%
Advertising and public relations	1,122	939	183	19.49%	2,917	3,148	(231)	-7.34%
Professional fees	305	293	12	4.10%	866	1,025	(159)	-15.51%
Amortization of intangibles	834	433	401	92.61%	2,521	1,483	1,038	69.99%
FDIC premiums and assessments	412	362	50	13.81%	1,235	1,085	150	13.82%
Merger expense	-	787	(787)	NM	2,310	787	1,523	193.52%
Other operating expense	3,847	3,376	471	13.95%	11,488	10,391	1,097	10.56%
Total noninterest expense	$27,940	$26,279	$1,661	6.32%	$84,242	$76,679	$7,563	9.86%

Three-Month Comparison. Noninterest expense increased $1.66 million, or 6.32%, in the third quarter of 2026 compared to the same quarter of 2025.  The increase was primarily attributable to increases in salaries and employee benefits of $955 thousand, or 6.65%, other operating expense of $471 thousand, or 13.95%, and amortization of intangibles of $401 thousand, or 92.61%.

Nine-Month Comparison. Noninterest expense increased $7.56 million, or 9.86%, in the nine months ended September 30, 2026, compared to the same period of 2025.  The increase was primarily attributable to increases of $2.76 million in salaries and employee benefits, $1.52 million in merger expense, and $1.10 million in other operating expense. The merger expense was related to the acquisition of Hometown, which was completed in the first quarter of 2026.

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

Three-Month Comparison. Income tax expense increased $828 thousand, or 22.74%.  The effective tax rate decreased to 22.47% in the third quarter of 2026 from 22.89% in the same quarter of 2025.

Nine-Month Comparison. Income tax expense increased $4.07 million, or 38.13%.  The effective tax rate increased to 22.77% in the nine months ended September 30, 2026, from 22.70% in the same period of 2025.

Non-GAAP Financial Measures

In addition to results presented in accordance with U.S. generally accepted accounting principles ("GAAP"), the Company uses certain non-GAAP financial measures that management believes provide investors with meaningful supplemental information regarding the Company's operating performance and facilitate comparisons with other financial institutions. The non-GAAP financial measures presented in this report include fully tax-equivalent ("FTE") net interest income, net interest margin, and net interest rate spread; adjusted net income; adjusted return on average assets ("ROA"); adjusted return on average equity ("ROE"); average tangible common equity; and return on average tangible common equity.

Management believes that presenting net interest income, net interest margin, and net interest rate spread on an FTE basis enhances comparability between taxable and tax-exempt revenue streams and is a widely used industry methodology for evaluating net interest performance. The FTE adjustment reflects the tax-equivalent value of income earned on certain tax-exempt loans and investments using the federal statutory tax rate of 21%.

Adjusted net income, adjusted ROA, and adjusted ROE exclude merger-related expenses and other significant non-recurring items that management considers outside the normal course of banking operations. Management believes these adjustments provide a clearer view of the Company's core operating performance and facilitate period-to-period comparisons.

Average tangible common equity represents total shareholders equity less intangible assets and is a commonly used measure to evaluate capital strength. Return on average tangible common equity measures earnings relative to tangible common equity and assists management and investors in assessing the quality, adequacy, and effectiveness of the Company's capital structure. These measures, together with other financial and operating metrics, are used by management to evaluate performance and capital adequacy.

While management believes these non-GAAP financial measures enhance investors understanding of the Companys business and operating results, they should be considered supplemental to, and not a substitute for, financial measures prepared in accordance with GAAP. In addition, these non-GAAP financial measures may not be comparable to similarly titled measures reported by other financial institutions.

The following table reconciles net interest income and margin, as presented in our consolidated statements of income, to net interest income and net interest margin, on an FTE basis for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Amounts in thousands)
Net interest income, GAAP	$35,865	$31,297	$104,034	$92,252
FTE adjustment(1)	169	113	501	341
Net interest income, FTE	$36,034	$31,410	104,535	92,593

Net interest margin, GAAP	4.44%	4.41%	4.39%	4.36%
FTE adjustment(1)	0.02%	0.02%	0.02%	0.02%
Net interest margin, FTE	4.46%	4.43%	4.41%	4.38%

(1)	FTE basis based on the federal statutory rate of 21%.

The following table is a reconciliation of return on average tangible common equity, a non-GAAP financial measurement, for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
(Amounts in thousands)
Net Income available to common shareholders, GAAP	$15,423	$12,266	$49,963	$36,329
Add (subtract) merger expenses and non-recurring items, net of tax (1)	(686)	635	(7,175)	635
Tangible net income available to common shareholders	$14,737	$12,901	$42,788	$36,964
Tangible net income available to common shareholders (annualized)	$58,469	$51,185	$57,208	$49,421

Average Common Equity	$544,943	$507,885	$534,841	$503,978
Less: Average Goodwill and Intangibles	163,293	155,689	163,353	156,179
Average Tangible Common Equity	$381,650	$352,196	$371,488	$347,799

Return on Average Tangible Common Equity	15.32%	14.53%	15.40%	14.21%

(1)	Non-recurring items include gains (losses) from the sale of equity investments, the sale of bank property, and BOLI proceeds.

Financial Condition

Total assets as of September 30, 2026, increased $374.04 million, or 11.47%, from December 31, 2025. Total liabilities increased $329.31 million, or 11.94%, and stockholders' equity increased $44.72 million, or 8.93%.  The primary driver of the changes in balance sheet components was the acquisition of Hometown in the first quarter of 2026.  The acquisition resulted in an increase in stockholders' equity of $35.07 million.  Total assets of $393.81 million and total liabilities of $360.46 million were acquired in the transaction.  Excluding the impact of the Hometown transaction, total assets decreased $19.77 million and liabilities decreased $31.15 million compared to December 31, 2025.

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

Available-for-sale debt securities as of September 30, 2026, increased $202.63 million, or 152.71%, compared to December 31, 2025.  The increase was primarily attributable to purchases of investment securities associated with the Company's participation in a state pooled collateral program.

The market value of debt securities available-for-sale as a percentage of amortized cost was 95.60% as of September 30, 2026, compared to 92.95% as of December 31, 2025.

Management evaluates securities for impairment where there has been a decline in fair value below the amortized cost basis of a security to determine whether there is a credit loss associated with the decline in fair value on at least a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Credit losses are calculated individually, rather than collectively, using a discounted cash flow method, whereby management compares the present value of expected cash flows with the amortized cost basis of the security.  The credit loss component would be recognized through the provision for credit losses and the creation of an allowance for credit losses. Consideration is given to (1) the financial condition and near-term prospects of the issuer including looking at default and delinquency rates, (2) the outlook for receiving the contractual cash flows of the investments, (3) the length of time and the extent to which the fair value has been less than cost, (4) our intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value or for a debt security whether it is more-likely-than-not that we will be required to sell the debt security prior to recovering its fair value, (5) the anticipated outlook for changes in the general level of interest rates, (6) credit ratings, (7) third party guarantees, and (8) collateral values. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, the results of reviews of the issuer’s financial condition, and the issuer’s anticipated ability to pay the contractual cash flows of the investments. U.S. Treasury Securities, Agency-Backed Securities including GNMA, FHLMC, FNMA, FHLB, FFCB and SBA. All of the U.S. Treasury and Agency-Backed Securities have the full faith and credit backing of the United States Government or one of its agencies. Municipal securities and all other securities that do not have a zero expected credit loss are evaluated quarterly to determine whether there is a credit loss associated with a decline in fair value. All debt securities available-for-sale in an unrealized loss position as of September 30, 2026 continue to perform as scheduled and we do not believe that a provision for credit losses is necessary.

Loans Held for Investment

Loans held for investment, which generates the largest component of interest income, are grouped into commercial, consumer real estate, and consumer and other loan segments. Each segment is divided into various loan classes based on collateral or purpose.

The following table presents loans, net of unearned income, by loan class as of the dates indicated:

	September 30, 2026		December 31, 2025		September 30, 2025
(Amounts in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Loans held for investment
Commercial loans
Construction, development, and other land	$73,947	2.98%	$63,901	2.76%	$63,178	2.71%
Commercial and industrial	286,513	11.56%	243,983	10.54%	253,754	10.89%
Multi-family residential	189,646	7.65%	191,486	8.27%	190,863	8.19%
Single family non-owner occupied	183,959	7.43%	171,918	7.43%	179,300	7.69%
Non-farm, non-residential	907,172	36.62%	838,458	36.22%	831,620	35.67%
Agricultural	14,755	0.60%	13,464	0.58%	13,620	0.58%
Farmland	11,814	0.48%	10,725	0.46%	11,052	0.47%
Total commercial loans	1,667,806	67.32%	1,533,935	66.27%	1,543,387	66.20%
Consumer real estate loans
Home equity lines	84,428	3.41%	82,764	3.58%	84,020	3.60%
Single family owner occupied	671,034	27.09%	632,348	27.32%	632,709	27.14%
Owner occupied construction	3,811	0.15%	5,605	0.24%	3,957	0.17%
Total consumer real estate loans	759,273	30.65%	720,717	31.14%	720,686	30.91%
Consumer and other loans
Consumer loans	48,188	1.95%	58,453	2.53%	64,724	2.78%
Other	2,152	0.09%	1,650	0.07%	2,508	0.11%
Total consumer and other loans	50,340	2.03%	60,103	2.60%	67,232	2.89%
Total loans held for investment, net of unearned income	2,477,419	100.00%	2,314,755	100.00%	2,331,305	100.00%
Less: allowance for credit losses	32,638		30,761		31,597
Total loans held for investment, net of unearned income and allowance	$2,444,781		$2,283,994		$2,299,708

Total loans as of September 30, 2026, increased $162.66 million, or 7.03%, compared to December 31, 2025.  The increase was attributable to the Hometown acquisition.

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

The following table presents the components of nonperforming assets and related information as of the periods indicated:

	September 30, 2026	December 31, 2025	September 30, 2025
(Amounts in thousands)
Nonperforming
Nonaccrual loans	$15,763	$13,941	$16,514
Accruing loans past due 90 days or more	45	212	125
Total nonperforming loans	15,808	14,153	16,639
OREO	66	-	264
Total nonperforming assets	$15,874	$14,153	$16,903

Additional Information
Total modified loans	$3,418	$2,442	$2,291

Asset Quality Ratios:
Nonperforming loans to total loans	0.64%	0.61%	0.71%
Nonperforming assets to total assets	0.44%	0.43%	0.53%
Allowance for credit losses to nonperforming loans	206.47%	217.35%	189.90%
Allowance for credit losses to total loans	1.32%	1.33%	1.36%

Nonperforming assets as of September 30, 2026, increased $1.72 million, or 12.16%, from December 31, 2025, and modified loans increased $976 thousand, or 39.97%.   As of September 30, 2026, nonaccrual loans were largely attributed to single family owner occupied (42.71%), single family non-owner occupied (14.44%) and commercial and industrial (13.17%).  Certain loans included in the nonaccrual category have been written down to estimated realizable value or assigned specific reserves in the allowance for credit losses based on management’s estimate of loss at ultimate resolution.

Delinquent loans, comprised of loans 30 days or more past due and nonaccrual loans, totaled $28.85 million as of September 30, 2026, an increase of $1.00 million, or 3.61%, compared to $27.85 million as of December 31, 2025. Delinquent loans as a percent of total loans totaled 1.16% as of September 30, 2026, which includes past due loans (0.53%) and nonaccrual loans (0.64%).

When restructuring loans for borrowers experiencing financial difficulty, we generally make concessions with respect to interest rates, loan terms, or amortization terms.  Total loans modified as of September 30, 2026, were $3.42 million.  As of September 30, 2026, $586 thousand of these loans were 30-89 days past due. Modified loans past due 90 days or more totaled $414 thousand and are included in the total for nonaccrual loans.

Other real estate owned ("OREO") is carried at the lesser of estimated net realizable value or cost. The following table presents the changes in OREO during the periods indicated:

	Nine Months Ended September 30,
	2026	2025
(Amounts in thousands)
Beginning balance January 1	$-	$521
Additions	87	192
Disposals	(8)	(448)
Valuation adjustments	(13)	-
Other adjustments	-	(1)
Ending balance	$66	$264

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

As of September 30, 2026, the balance of the ACL totaled $32.64 million, or 1.32%, of total loans. This compares to $30.76 million as of December 31, 2025, reflecting an increase of $1.88 million, or 6.10%.  The increase in the ACL is primarily driven by the Hometown acquisition, which resulted in a $3.21 million addition for acquired loans.  The increase was offset by net charge-offs of $2.73 million.

As of September 30, 2026, the Company had an allowance for unfunded commitments of $505 thousand, which was recorded in Other Liabilities on the Balance Sheet.  During the first nine months of 2026, the Company recorded a $150 thousand provision for credit losses on loan commitments, compared to a $22 thousand recovery of provision for credit losses on loan commitments recorded during the same period in 2025.

Deposits

Total deposits as of September 30, 2026, increased $343.55 million, or 12.79%, compared to December 31, 2025.  The largest increases occurred in interest-bearing demand deposits of $131.14 million, or 19.17%, and money-market and savings deposits of $136.35 million, or 15.08%.   The growth was primarily attributable to the acquisition of Hometown, which contributed $357.72 million in deposits.  Excluding the impact of the Hometown acquisition, total deposits decreased $14.17 million, or 0.53%.

Total borrowings in the form of retail repurchase agreements as of September 30, 2026, increased $1.23 million, or 100.99%, compared to December 31, 2025.  The increase is primarily attributable to the Hometown acquisition, which included $1.31 million in securities sold under agreements to repurchase.  Excluding the impact of the Hometown acquisition, borrowings decreased $88 thousand, or 7.25%.

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

As a financial holding company, the Company’s primary source of liquidity is dividends received from the Bank, which are subject to certain regulatory limitations. Other sources of liquidity include cash, investment securities, and borrowings. As of September 30, 2026, the Company’s cash and cash equivalent reserves totaled $39.49 million. The Company’s cash reserves provide adequate working capital to meet obligations for the next twelve months.

In addition to cash on hand and deposits with other financial institutions, we rely on customer deposits, cash flows from loans and investment securities, and lines of credit from the FHLB and the Federal Reserve Bank (“FRB”) Discount Window to meet potential liquidity demands. These sources of liquidity are immediately available to satisfy deposit withdrawals, customer credit needs, and our operations. Secondary sources of liquidity include approved lines of credit with correspondent banks and unpledged available-for-sale securities. As of September 30, 2026, our unencumbered cash totaled $502.35 million, unused borrowing capacity from the FHLB totaled $301.57 million, available credit from the FRB Discount Window totaled $6.88 million, available lines from correspondent banks totaled $100.00 million, and unpledged available-for-sale securities totaled $110.18 million.

Capital Resources

We are committed to effectively managing our capital to protect our depositors, creditors, and shareholders. Failure to meet certain capital requirements may result in actions by regulatory agencies that could have a material impact on our operations. Total stockholders’ equity as of September 30, 2026, increased $44.72 million, or 8.93%, to $545.27 million from $500.55 million as of December 31, 2025.  The increase was primarily attributable to the acquisition of Hometown, in which the Company issued 1.03 million shares of common stock, resulting in a $35.07 million increase in capital.  Stockholders' equity was further increased by net income of $49.96 million.  These increases were partially offset by $18.05 million of common stock dividends declared and $20.33 million of common stock repurchases.  Book value per share increased $1.53 to $28.83 as of September 30, 2026, compared to $27.30 on December 31, 2025.

Capital Adequacy Requirements

Risk-based capital guidelines, issued by state and federal banking agencies, include balance sheet assets and off-balance sheet arrangements weighted by the risks inherent in the specific asset type. Our current risk-based capital requirements are based on the international capital standards known as Basel III. A description of the Basel III capital rules is included in Part I, Item 1 of the 2025 Form 10-K. Our current required capital ratios are as follows:

●	4.5% Common Equity Tier 1 capital to risk-weighted assets (effectively 7.00% including the capital conservation buffer)
●	6.0% Tier 1 capital to risk-weighted assets (effectively 8.50% including the capital conservation buffer)
●	8.0% Total capital to risk-weighted assets (effectively 10.50% including the capital conservation buffer)
●	4.0% Tier 1 capital to average consolidated assets (“Tier 1 leverage ratio”)

The following table presents our capital ratios as of the dates indicated:

	September 30, 2026		December 31, 2025
	Company	Bank	Company	Bank

Common equity Tier 1 ratio	16.86%	14.90%	16.10%	14.46%
Tier 1 risk-based capital ratio	16.86%	14.90%	16.10%	14.46%
Total risk-based capital ratio	18.11%	16.16%	17.35%	15.71%
Tier 1 leverage ratio	11.41%	10.08%	11.44%	10.38%

As of September 30, 2026, the Company and the Bank continue to maintain strong regulatory capital levels.  Compared with December 31, 2025, the Company and the Bank reported increases in their common equity Tier 1, Tier 1 risk-based capital ratio and total risk-based capital ratios, while the Tier 1 leverage ratio declined modestly.  The increase in the risk-based capital ratios was primarily driven by growth in regulatory capital during the period.  As of September 30, 2026, we continued to meet all capital adequacy requirements and were classified as well-capitalized under the regulatory framework for prompt corrective action due to our capital ratios being in excess of the minimum standards under the Basel III capital rules.  Management believes there have been no conditions or events that would have changed the Bank’s classification during the period.

Off-Balance Sheet Arrangements

We extend contractual commitments with off-balance sheet risk in the normal course of business to meet the financing needs of our customers. Our exposure to credit loss in the event of nonperformance by other parties to financial instruments is the same as the contractual amount of the instrument. The following table presents our off-balance sheet arrangements as of the dates indicated:

	September 30, 2026	December 31, 2025
(Amounts in thousands)
Commitments to extend credit	$278,408	$263,912
Standby letters of credit and financial guarantees (1)	119,251	127,073
Total off-balance sheet risk	$397,659	$390,985

(1)	Includes FHLB letters of credit

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

As of September 30, 2026, the Federal Open Market Committee had set the benchmark federal funds rate to a range of 375 to 400 basis points.  The following table presents the sensitivity of net interest income from immediate and sustained rate shocks in various interest rate scenarios over a twelve-month period for the periods indicated:

	September 30, 2026		December 31, 2025
Increase (Decrease) in Basis Points	Change in Net Interest Income	Percent Change	Change in Net Interest Income	Percent Change
(Dollars in thousands)
200	$7,928	5.4%	$4,432	3.5%
100	3,940	2.7%	2,232	1.7%
(100)	(4,820)	(3.3)%	(3,888)	(3.0)%
(200)	(12,028)	(8.2)%	(8,748)	(6.9)%

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

Evaluation of Disclosure Controls and Procedures

In connection with this report, we conducted an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures under the Exchange Act Rule 13a-15(b). Based upon that evaluation, the CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

We assess the adequacy of our internal control over financial reporting quarterly and enhance our controls in response to internal control assessments and internal and external audit and regulatory recommendations. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2026, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases of our common stock made by us or on our behalf by any affiliated purchaser, as defined in Rule 10b-18(a)(3) under the Exchange Act.  The Company did not repurchase any common shares during the third quarter of 2026; however, 504,652 common shares were purchased during the first quarter of 2026 at a total cost of $20.33 million.

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under the Plans or Programs (1)

July 1 - 31, 2026	-	$-	-	1,690,216
August 1 - 31, 2026	-	-	-	1,690,216
September 1 - 30, 2026	-	-	-	1,690,216
Total	-	$-	-

(1)

In September 2023, the Board of Directors approved a repurchase plan to repurchase 2,700,000 shares of the Companys common stock.  The timing, price, and quantity of purchases under the repurchase plan are at the discretion of management and the repurchase plan may be discontinued, suspended, or restarted at any time depending on the facts and circumstances.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

(a) Amendment to Articles of Incorporation. The information in this Item 5 is being furnished in lieu of a Current Report on Form 8-K under Item 5.03 (Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year).

At the 2025 Annual Meeting of Shareholders of the Company held on April 22, 2025, the Company’s shareholders approved an amendment to the Company’s Articles of Incorporation (the “Amendment”) to change the shareholder voting requirements applicable to the approval of certain corporate transactions and future amendments to the Company’s Articles of Incorporation. The Amendment was proposed by the Company’s Board of Directors and was described in the Company’s definitive proxy statement for the 2025 Annual Meeting of Shareholders as Proposal 4.

The Amendment amends and restates Section A of Article VII of the Company’s Articles of Incorporation (together with the reference to Section A) as Article VII in its entirety. As amended, Article VII provides that an amendment of the Company’s Articles of Incorporation, a plan of merger or share exchange, a plan of domestication, a plan of conversion, a transaction involving the sale of all or substantially all of the Company’s assets other than in the regular course of business, and a plan of dissolution, in each case for which the Virginia Stock Corporation Act requires shareholder approval, must be approved by the vote of a majority of all the votes cast on the transaction by each voting group entitled to vote, at a meeting at which a quorum of the voting group is present, provided that the transaction has been approved and recommended by at least two-thirds of the directors in office at the time of that approval and recommendation. If the transaction is not so approved and recommended by two-thirds of the directors in office, then the transaction must be approved by the vote of seventy-five percent (75%) or more of all the votes entitled to be cast on the transaction by each voting group entitled to vote.

The Amendment was adopted on April 22, 2025.  A quorum was present at the 2025 Annual Meeting, and the number of votes cast in favor of the Amendment was sufficient for approval under the applicable voting standard.

The Company previously reported the voting results from the 2025 Annual Meeting, including the results for Proposal 4, in a Current Report on Form 8-K filed with the Securities and Exchange Commission on April 24, 2025 (the “Original Report”) under Item 5.07 (Submission of Matters to a Vote of Security Holders). The Original Report correctly reported the numerical voting results for Proposal 4 but incorrectly stated that Proposal 4 had not been approved, as a result of the application of an incorrect voting standard. Because the Board of Directors had unanimously approved and recommended the Amendment, approval of Proposal 4 required the affirmative vote of a majority of the votes entitled to be cast on the proposal, rather than the affirmative vote of the holders of 75% or more of the outstanding shares of the Company’s common stock. Applying the correct voting standard to the voting results reported in the Original Report, Proposal 4 received the requisite shareholder vote and was approved at the 2025 Annual Meeting.

On November 6, 2026, the Company filed the Articles of Amendment to give effect to the Amendment with the Virginia State Corporation Commission.

The Company's Articles of Incorporation, as amended to incorporate the Amendment, are filed as Exhibit 3.1 to this Quarterly Report on Form 10-Q, and the Articles of Amendment effecting the Amendment are filed as Exhibit 3.3 to this Quarterly Report on Form 10Q.  The foregoing description of the Amendment is qualified in its entirely by reference to the full text of Exhibits 3.1 and 3.3, which are incorporated herein by reference.

(b) No changes were made to the procedures by which security holders may recommend nominees to the Companys board of directors.

(c) During the three months ended September 30, 2026, none of our directors or executive officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as such terms defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

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
2.4

Agreement and Plan of Merger between First Community Bankshares, Inc. and Main Street Financial Services Corp., incorporated by reference to Exhibit 2.1 of the Current Report on Form 8-K dated October 27, 2026, and filed October 28, 2026

3.1*	Articles of Incorporation of First Community Bankshares, Inc., as amended through November 6, 2026 (conformed copy).
3.2	Bylaws of First Community Bankshares, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K dated and filed October 2, 2018
3.3*	Articles of Amendment to the Articles of Incorporation of First Community Bankshares, Inc., effective November 6, 2026
4.1	Description of First Community Bankshares, Inc. Common Stock, incorporated by reference to Exhibit 4.1 of the Current Report on Form 8-K dated and filed October 2, 2018
4.2	Form of First Community Bankshares, Inc. Common Stock Certificate, incorporated by reference to Exhibit 4.2 of the Current Report on Form 8-K dated and filed October 2, 2018
10.1.1**	First Community Bancshares, Inc. 1999 Stock Option Plan, incorporated by reference to Exhibit 10.1 of the Annual Report on Form 10-K/A for the period ended December 31, 1999, filed on April 13, 2000
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

101***

Interactive data files pursuant to Rule 405 of Regulation S-T formatted in Inline Extensible Business Reporting Language (iXBRL): (i) Condensed Consolidated Balance Sheets as of September 30, 2026, (Unaudited) and December 31, 2025; (ii) Condensed Consolidated Statements of Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iii) Condensed Consolidated Statements of Comprehensive Income (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (iv) Condensed Consolidated Statements of Stockholders’ Equity (Unaudited) for the three and nine months ended September 30, 2026 and 2025; (v) Condensed Consolidated Statements of Cash Flows (Unaudited) for the nine months ended September 30, 2026 and 2025; and (vi) Notes to Condensed Consolidated Financial Statements (Unaudited).

104*	The cover page of First Community Bankshares, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

*	Filed herewith.
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2026.

First Community Bankshares, Inc. (Registrant)

/s/ William P. Stafford, II
William P. Stafford, II
Chief Executive Officer
(Principal Executive Officer)

/s/ David D. Brown
David D. Brown
Chief Financial Officer
(Principal Accounting Officer)